Form 10-K
period 2012-12-31
CyrusOne Inc.
filed 2013-03-29
CIK 1553023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period             to

Commission File Number: 001-35789

CyrusOne Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-0691837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1649 West Frankford Road, Carrollton, TX 75007

(Address of Principal Executive Offices) (Zip Code)

(972) 350-0060

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	NASDAQ

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant completed the initial public offering of its Common Stock on January 24, 2013. Accordingly, there was no public market for the registrant’s Common Stock as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting Common Stock owned by non-affiliates on March 14, 2013 was $416,535,487, computed by reference to the closing sale price of the Common Stock on the NASDAQ Global Select Market on such date.

There were 21,884,703 shares of Common Stock outstanding as of March 14, 2013.

Documents Incorporated by Reference: None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	loss of key customers;

•	defaults on or non-renewal or early termination of leases by customers;

•	economic downturn, natural disaster or oversupply of data centers in the limited geographic area that we serve;

•	inability to supply customers with adequate electrical power;

•	inability to renew leases on the data center buildings in our portfolio not owned by us;

•	risks related to natural disasters and inadequate insurance coverage;

•	risks related to the inability to obtain title insurance;

•	risks related to the failure of our physical infrastructure or services;

•	risks related to the development of our properties and our ability to successfully lease those properties;

•	risks related to third-party suppliers of power, Internet connectivity and other services;

•	loss of access to key third-party service providers and suppliers;

•	long sales cycle for data center services;

•	risks related to our international activities, including expanding our international operations;

•	inability to identify and complete acquisitions and operate acquired properties;

•	customers choosing to develop their own data centers;

•	decrease in demand for data center services;

•	our failure to obtain necessary outside financing on favorable terms, or at all;

•	inability to manage growth;

•	our level of indebtedness or debt service obligations;

•	restrictions in the instruments governing our indebtedness;

•	risks related to litigation and environmental matters;

•	risks related to increased regulations;

•	unknown or contingent liabilities related to our acquired properties;

•	management’s inexperience operating as a real estate investment trust (“REIT”);

•	significant competition in our industry;

•	loss of key personnel;

•	obsolescence of our data center infrastructure;

•	risks related to assuming unknown liabilities;

•	failure to maintain our status as a REIT;

•	changes in U.S. tax law and other U.S. laws, whether or not specific to REITs;

•	insufficient cash available to meet distribution requirements;

•	risks related to the real estate industry;

•	risks related to Cincinnati Bell Inc. (CBI”), an Ohio corporation, owning shares of our common stock; and

•	risks related to our organizational structure.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Risk Factors.”

EXPLANATORY NOTE

This report represents the Annual Report on Form 10-K for the year ended December 31, 2012 for CyrusOne Inc. On January 24, 2013, CyrusOne Inc. completed the initial public offering of its common stock. CyrusOne Inc. was formed on July 31, 2012 and prior to its initial public offering, it had minimal activity, consisting solely of deferred offering costs. The combined financial statements included in this Annual Report of CyrusOne Inc., CyrusOne GP, CyrusOne LP and its subsidiaries referred to, collectively, as “CyrusOne”, the “Company”, “we” and “Predecessor” reflect the historical financial position, results of operations and cash flows of the data center activities and holdings of CBI for all periods presented. The Predecessor’s historical financial statements have been prepared on a “carve-out” basis from CBI’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to the data center business and include allocations of income, expenses, assets and liabilities from CBI. These allocations reflect significant assumptions, and the combined financial statements do not fully reflect what the Predecessor’s financial position, results of operations and cash flows would have been had the Predecessor been a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of CyrusOne Inc.’s future results of operations, financial position and cash flows.

Effective January 24, 2013, CyrusOne Inc. became subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and will file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 100 F Street N.E., Washington, D.C. 20549. Information about the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, and other information about issuers, like the Company, which file electronically with the SEC. The address of that site is http://www.sec.gov. The Company makes available its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports), and other information, free of charge, at the Investor Relations section of its website at www.cyrusone.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this report or any other document that we file with the SEC.

ITEM 1.	BUSINESS

The Company

We are an owner, operator and developer of enterprise-class, carrier-neutral data center properties. Enterprise-class, carrier-neutral data centers are purpose-built facilities with redundant power, cooling and telecommunications systems and that are not network-specific, enabling customer interconnectivity to a range of telecommunications carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology (“IT”) infrastructure for over 500 customers. Our goal is to be the preferred global data center provider to the Fortune 1000. As of December 31, 2012, our customers included nine of the Fortune 20 and 115 of the Fortune 1000 or private or foreign enterprises of equivalent size. These 115 customers provided 76% of our annualized rent as of December 31, 2012. Additionally, as of December 31, 2012, our top 10 customers (including CBI) provided 45% of our annualized rent.

We cultivate long-term strategic relationships with our customers and provide them with solutions for their data center facilities and IT infrastructure challenges. Our offerings provide flexibility, reliability and security and are delivered through a tailored, customer service focused platform that is designed to foster long-term relationships. We focus on attracting customers that have not historically outsourced their data center needs. We believe our capabilities and reputation for serving the needs of large enterprises will allow us to capitalize on the growing demand for outsourced data center facilities in our markets and in new markets where our customers are located or plan to be located in the future.

Structure and Formation of Our Company

Our business is comprised of the historical data center activities and holdings of CBI. CBI has operated its Cincinnati-based data center business for over 10 years; in addition, it acquired GramTel Inc. (“GramTel”), a data center operator in South Bend, Indiana and Chicago, Illinois, for approximately $20 million in December 2007; and it acquired Cyrus Networks, LLC (“Cyrus Networks”), a data center operator based in Texas, for approximately $526 million, net of cash acquired, in June 2010.

On November 20, 2012, certain subsidiaries of CBI contributed certain assets and operations including assets and operations acquired through the GramTel and Cyrus Networks acquisitions to our operating partnership, CyrusOne LP. The transactions described below were designed to consolidate the ownership of a portfolio of properties owned by CBI into our operating partnership enabling us to raise the necessary capital to repay indebtedness owed to CBI and enabling us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2013. Pursuant to the formation transactions:

•	CyrusOne Inc. was formed as a Maryland corporation on July 31, 2012.

•	Our operating partnership, CyrusOne LP, was formed as a Maryland limited partnership on July 31, 2012.

•	CyrusOne GP, the general partner of our operating partnership, was formed as a Maryland statutory trust on July 31, 2012.

•

On November 20, 2012, our operating partnership, together with CyrusOne Finance Corp. issued $525 million of senior notes, from which net proceeds received were approximately $512 million. On November 20, 2012, our operating partnership also entered into a $225 million revolving credit facility that is secured by substantially all of our assets.

•

On November 20, 2012, our operating partnership received a contribution of direct and indirect interests in a portfolio of properties owned by CBI and certain of its subsidiaries in exchange for operating partnership units, as adjusted to reflect a unit split immediately prior to the completion of our initial public offering. Certain of the properties were directly contributed to CyrusOne LP and certain properties were contributed through the contribution of the equity interests of the entity that directly owned those properties.

•	Our operating partnership used the net proceeds of the senior notes issuance to repay approximately $480 million of indebtedness owed to CBI.

•

On various dates throughout 2012, we entered into transition services, registration rights and other commercial agreements with CBI and certain of its subsidiaries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Related Party Transactions”.

•

As of December 31, 2012, we had a total combined indebtedness, including capital lease obligations, of approximately $557 million and other financing arrangements of approximately $61 million, and the ability to incur an additional $225 million of indebtedness through the availability under our revolving credit facility.

•

As of January 24, 2013, CBI owned 8.6% of our outstanding shares of common stock and 66.1% of the outstanding operating partnership units, which, if exchanged for our common stock, would represent an additional approximately 60.4% interest in our common stock.

•

As of January 24, 2013, our directors, executive officers, and employees owned shares of restricted stock representing approximately 4.7% of our outstanding shares of common stock, or 1.6% of our total operating partnership units and shares of common stock.

All the properties and other interests transferred to CyrusOne LP were contributed by wholly-owned subsidiaries of CBI. Because both CyrusOne LP and the subsidiaries of CBI that contributed the properties comprising our portfolio (the “Contributors”) were under the common control of CBI up to the completion of our initial public offering and were under common control at the time of the formation transactions, the transfer of assets and liabilities of each of these entities was accounted for at historical cost in a manner similar to a pooling of interests.

Our Initial Public Offering

On January 24, 2013, CyrusOne Inc. completed the initial public offering of its common stock, issuing approximately 19.0 million shares for $337.1 million, net of underwriters’ discount. On the same date, CyrusOne Inc. purchased approximately 19.0 million of CyrusOne LP’s operating partnership units. In addition, CBI exchanged approximately 1.5 million of our partnership units for CyrusOne common stock, and CBI was issued 0.4 million CyrusOne shares as repayment for transaction costs paid by CBI in connection with our initial public offering. CyrusOne Inc. also issued approximately 1.0 million of its common shares to directors and employees. Vesting of these shares is contingent upon completion of service. Following the completion of these transactions, CyrusOne Inc. and CyrusOne GP held a combined 33.9% interest in CyrusOne LP, with the remaining 66.1% interest held by CBI.

The following diagram depicts our ownership structure as of January 24, 2013 following completion of our initial public offering:

Public Stockholders
Directors, Executive Officers and Other Employees
86.7% Common Stock
8.6% Common Stock
CBI
4.7% Common Stock
CyrusOne Inc. (the REIT)
100% Beneficial Ownership Interest
32.9% Limited Partnership Interest
66.1% Limited Partnership Interest
CyrusOne GP (sole general partner)
1.0% Beneficial Ownership Interest
CyrusOne LP (our operating partnership)
100%
100%
100%
Taxable REIT Subsidiary
CyrusOne Finance Corp
Operating and Development Properties

Our Competitive Strengths

We believe the following competitive strengths distinguish us from other data center operators and will enable us to continue to grow our operations.

High Quality Customer Base. The high quality of our assets combined with our reputation for serving the needs of large enterprises has enabled us to focus on the Fortune 1000 to build a quality customer base. We currently have over 500 customers from a broad spectrum of industries, with a particular expertise serving the energy industry, which comprises 37% of our annualized rent as of December 31, 2012. We currently have nine of the Fortune 20 and 115 of the Fortune 1000 or private or foreign enterprises of equivalent size as customers, including five of the six “supermajor” oil and gas companies. Our revenue is generated by a stable enterprise customer base, as evidenced by the following as of December 31, 2012:

•	76% of our annualized rent comes from the Fortune 1000 or private or foreign enterprises of equivalent size.

•	57% of our annualized rent comes from investment grade companies or their affiliates, based on the parent company’s corporate credit rating by Standard & Poor’s Ratings Services (“S&P”).

•	39% of our annualized rent comes from the Fortune 100 or private or foreign enterprises of equivalent size.

As of December 31, 2012, CBI represented 9% of our annualized rent under contracts, which is largely comprised of two customers to whom we provide services through contracts entered into between those customers and Cincinnati Bell Technology Solutions Inc., a subsidiary of CBI (“CBTS”). Customer consent is required in order to assign those contracts to us, and while we expect those contracts to be assigned to us, such consent has not yet been obtained. Excluding these customers, CBI represented 3% of our annualized rent as of December 31, 2012. As of December 31, 2012, no single other customer represented more than 8% of our annualized rent, and our top 10 customers (including CBI) represented 45% of our annualized rent.

Strategically Located Portfolio. Our portfolio is located in several domestic and international markets possessing attractive characteristics for enterprise-focused data center operations. We have domestic properties in five of the top 10 largest U.S. cities by population (Chicago, Dallas, Houston, Phoenix and San Antonio), according to the U.S. Census Bureau, and four of the top 10 cities for Fortune 500 headquarters (Chicago, Cincinnati, Dallas and Houston), according to Forbes. We believe cities with large populations or a large number of corporate headquarters are likely to produce incremental demand for IT infrastructure. In addition, being located close to our current and potential customers provides chief information officers (“CIOs”) with additional confidence when outsourcing their data center infrastructure to us.

Modern, High Quality Facilities. Our portfolio includes highly efficient, reliable facilities with advanced cooling capabilities and the security systems necessary to provide an environment suitable for some of our clients’ most vital technology infrastructure. To optimize the delivery of power, our properties include modern engineering technologies designed to minimize unnecessary power usage and, in our newest facilities, we are able to provide power utilization efficiency ratios we believe to be among the best in the multi-customer data center industry. In our newest facilities, we take a “Massively ModularSM” approach to site selection, design and construction such that we are able to deliver a range of power densities to our customers within a single facility. Our Massively ModularSM design principles allow us to efficiently stage construction on a large scale and deliver colocation square feet (“CSF”) in a timeframe that we believe is one of the best in the industry. We acquire or build a large powered shell capable of scaling with our customers’ power and colocation space needs.

The powered shell can be acquired or constructed for a relatively inexpensive capital cost. Once the building shell is ready, we can build individual data center halls in portions of the building space to meet the needs of customers on a modular basis. This modular data center hall construction can be completed in less than 16 weeks to meet our customers’ immediate needs. This short construction timeframe ensures a very high utilization of the assets and minimizes the time between our capital investment and the receipt of customer revenue, favorably impacting our return on investment while also translating into lower costs for our customers. Our design principles also allow us to add incremental equipment to increase power densities as our customers’ power needs increase, which provides our customers with a significant amount of flexibility to manage their IT demands. We believe this Massively ModularSM approach allows us to respond to rapidly evolving customer needs, to commit capital toward the highest return projects and to develop state-of-the-art data center facilities.

Significant Leasing Capability and Low Recurring Rent Churn. Our focus on the customer, our ability to scale with its needs, and our operational excellence provides us with two key benefits: embedded future growth from our customer base and low recurring rent churn. Our total annualized rent increased by approximately 20%, and our existing customer base provided approximately 65% of such increase, between December 31, 2011 and December 31, 2012. Since December 31, 2011, we have increased net rentable square feet (“NRSF”) by 22%, while maintaining a high percentage of NRSF leased of 76% at December 31, 2012.

Our management team focuses on minimizing recurring rent churn. We define recurring rent churn as any reduction in recurring rent due to customer terminations, net pricing reductions or service reductions as a percentage of the annualized rent at the beginning of the applicable period, excluding any impact from metered power reimbursements. For 2012, our recurring rent churn was 4.6%, which includes the termination of one lease for legacy data center space that had been utilized for over 20 years. The legacy data center space has been decommissioned and is expected to be developed into data center space that we believe will generate higher amounts of revenue than the prior lease. Excluding this lease, the recurring rent churn for 2012 would have been 3.6%. In 2011, we experienced a recurring rent churn of 3%, approximately half of which was attributable to customers that ceased using our facilities.

Significant, Attractive Expansion Opportunities. Our current development properties and available acreage were selected based on extensive site selection criteria and the collective industry knowledge and experience of our management team. As a result, we believe that our development portfolio contains properties that are located in markets with attractive supply and demand conditions and that possess suitable physical characteristics to support data center infrastructure. In addition to our operating NRSF of approximately 1,716,000 as of December 31, 2012, we are currently developing vacant properties and new facilities to create approximately 238,000 NRSF under construction, 803,000 NRSF of powered shell available for future development, and approximately 140 acres of land that are available for future data center facility development.

Differentiated Reputation for Service. We believe that the decision CIOs make to outsource their data center infrastructure has material implications for their businesses, and, as such, CIOs look to third-party data center providers that have a reputation for serving similar organizations and that are able to deliver a customized solution. We take a consultative approach to understanding the unique requirements of our customers, and our design principles allow us to deliver robust flexibility in the scale, power and location of our data center infrastructure. We believe that this approach has helped fuel our growth. Our current customers are also often the source of new contracts, with referrals being an important source of new customers.

Experienced Management Team. Our management team is comprised of individuals drawing on diverse knowledge and skill sets acquired through extensive experiences in the real estate, telecommunications and mission-critical infrastructure industries. Our management team of nine individuals has an average of approximately fifteen years of experience in the data center and communications industries.

Business and Growth Strategies

Our objective is to grow our revenue and earnings and maximize stockholder returns by continuing to expand our data center infrastructure outsourcing business.

Increasing Revenue from Existing Customers and Properties. We have historically generated a significant portion of our revenue growth from our existing customers. Our total annualized rent increased by approximately 20%, and our existing customer base provided approximately 65% of such increase, between December 31, 2011 and December 31, 2012. We plan to continue to target our existing customers, because we believe that many have significant data center infrastructure that has not yet been outsourced, and many will require additional data center space to support their growth and their increasing reliance on technology infrastructure in their operations. To address new demand, as of December 31, 2012, we have approximately 413,000 NRSF available for lease, 238,000 NRSF under development and 803,000 NRSF of additional powered shell available for future development. Our portfolio also contains approximately 140 acres of land that are available for future data center facility development.

Attracting and Retaining New Customers. Increasingly, enterprises are beginning to recognize the complexities of managing data center infrastructure in the midst of rapid technological development and innovation. We believe that these complexities, brought about by the rapidly increasing levels of Internet traffic and data, obsolete existing corporate data center infrastructure, increased power and cooling requirements and increased regulatory requirements, are driving the need for companies to outsource their data center facility requirements. Consequently, this will significantly increase the percentage of companies that use third-party data center colocation services over the next several years. We believe that our high quality assets and reputation for serving large enterprises have been, and will be, key differentiators for us in attracting customers that are outsourcing their data center infrastructure needs. Since 2010, we have signed more than 100 new customers, many of whom were outsourcing data center infrastructure for the first time. We have historically managed our sales process through a direct-to-the-customer model but have recently begun utilizing third-party leasing agents to expand our universe of potential new customers. Regardless of how a potential customer lead is generated, every opportunity undergoes a rigorous review process designed to maximize cash flow generation and customer retention. Additionally, throughout the life cycle of a customer’s interaction with us, we maintain a disciplined approach to monitoring their experience, with the goal of providing the highest level of customer service. We plan to continue to pursue large enterprise customers by leveraging our relationships and reputation, and by developing our existing pipeline of inventory to meet their needs.

Expanding into New Domestic and International Markets. Our expansion strategy focuses on developing new data centers in markets where our customers are located and in markets where our customers want to be located. We regularly meet with our customers to understand their business strategies and potential data center needs. We also conduct extensive analysis to ensure an identified market displays strong data center fundamentals, independent of the demand presented by any particular customer. We believe that this approach significantly reduces the risk associated with expansion into new markets because it provides strong visibility into our anticipated cash flow and helps to ensure targeted returns on new developments. Our strategy for entering a new market will vary based on in-place real estate and data center infrastructure and could include greenfield construction projects as well as acquisitions.

Growing Interconnection Business. Our customers are increasingly seeking to connect to one another via private peering, cross connects and/or public switching environments. Interconnection allows our customers to share information and conduct commerce in a highly efficient manner not requiring a third-party intermediary and at a fraction of the cost normally required to establish such a connection between two enterprises. The demand for interconnection creates additional rental and revenue growth opportunities for us, and we believe that customer interconnections increase our likelihood of customer retention by providing an environment not easily replicated by competitors. Interconnections are made possible by our customers’ common location in our facilities and our provisioning of the infrastructure necessary to interconnect within our facilities, and, as a result, we believe that it would require significant coordination and capital for our customers to move their interconnection to a different location. Since many of our facilities currently have the infrastructure necessary to provide interconnection, we plan to market this capability to our existing customers, and we will incorporate interconnection into our current and future developments. We anticipate implementing interconnection infrastructure in our existing facilities that do not currently have it. Compared to the capital required to build a data center, the capital required for interconnection is minimal, which we believe creates the potential to create attractive capital returns. We act as the trusted neutral party that enterprises, carriers and content companies utilize to connect to each other. We believe that the reputation and industry relationships of our executive management team place us in an ongoing trusted provider role.

Selectively Pursuing Property Acquisition Opportunities. We intend to seek opportunities to acquire existing or potential data center properties in key strategic markets. In addition, we currently lease certain of our data center properties and, to the extent economically attractive, we may opportunistically seek to purchase those properties. We take a disciplined approach in evaluating potential business, property and site acquisitions, including expected demand from existing and new customers, the current competitive environment, a site’s geographic attributes, availability of telecommunications providers, access to power, expected costs for development and potential barriers to entry for other third-party data center providers.

Our principal executive offices are located at 1649 West Frankford Road, Carrollton, TX 75007. Our telephone number is (972) 350-0060. We maintain a website, www.cyrusone.com. The information contained on, or accessible through, our website is not incorporated by reference into this Annual Report on Form 10-K.

Our Portfolio

As of December 31, 2012, our property portfolio included 24 operating data centers in ten distinct markets (Austin, Chicago, Cincinnati, Dallas, Houston, London, Phoenix, San Antonio, Singapore and South Bend), collectively providing approximately 1,716,000 NRSF and powered by approximately 135 megawatts (“MW”) of utility power. We own ten of the buildings in which our data center facilities are located. We lease the remaining 14 buildings, which account for approximately 600,000 NRSF, or approximately 35% of our total operating NRSF. These leased buildings accounted for 37% of our total annualized rent as of December 31, 2012. Of these leased facilities, four are considered to be strategic, two of which have purchase options or rights of first refusal and the other two have lease terms in excess of 20 years including renewals. We also currently have 238,000 NRSF under development at two data centers (Houston and Phoenix) and 803,000 NRSF of additional powered shell space under roof and available for development. In addition, we have approximately 140 acres of land that are available for future data center facility development. Along with our primary product offering, leasing of colocation space, our customers are increasingly interested in our ancillary office and other space, which is listed separately in the following table. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers. The following tables provide an overview of our operating and development properties as of December 31, 2012:

CyrusOne Inc.

Data Center Portfolio

As of December 31, 2012

(Unaudited)

(dollars in millions)			Operating Net Rentable Square Feet (NRSF)(a)					Powered Shell Available for Future Development (NRSF)(h)	Available Utility Power (MW)(i)
	Metropolitan Area	Annualized Rent(b)	Colocation Space (CSF)(c)	Office & Other(d)	Supporting Infrastructure (e)		Percent Leased(g)
Facilities						Total(f)
South
Southwest Fwy (Galleria)	Houston	$43,986,744	63,469	17,247	23,202	103,918	92%	—	16
Westway Park Blvd. (Houston West)	Houston	$36,018,192	112,133	8,749	35,674	156,556	82%	3,000	12
S. State Hwy 121 Business (Lewisville)*	Dallas	$34,042,101	108,687	9,316	59,333	177,336	88%	2,000	8
Midway**	Dallas	$6,387,262	9,782	—	—	9,782	100%	—	1
E. Ben White Blvd. (Austin 1)*	Austin	$5,908,064	16,223	21,376	7,516	45,115	93%	—	5
Metropolis Drive (Austin 2)*	Austin	$1,820,760	40,855	4,128	18,563	63,546	9%	—	10
Frankford Road (Carrollton)	Dallas	$1,068,981	47,366	24,330	36,522	108,218	11%	518,000	10
North Fwy (Greenspoint)**	Houston	$1,038,086	13,000	1,449	—	14,449	100%	—	1
Marsh Ln.**	Dallas	$1,028,758	2,245	—	—	2,245	100%	—	1
Bryan St.**	Dallas	$993,646	3,020	—	—	3,020	58%	—	1
Westover Hills Blvd. (San Antonio)	San Antonio	$964,983	35,765	172	25,777	61,714	17%	35,000	10
South Ellis Street (Phoenix)	Arizona	$—	36,222	—	20,916	57,138	0%	45,000	10

South Total		$133,257,577	488,767	86,767	227,503	803,037	62%	603,000	83
Midwest
West Seventh Street (7th St.)***	Cincinnati	$31,494,515	208,918	5,744	161,023	375,685	96%	52,000	13
Fujitec Drive (Lebanon)	Cincinnati	$17,281,558	60,556	32,484	44,506	137,546	81%	90,000	12
Industrial Road (Florence)*	Cincinnati	$14,564,657	52,698	46,848	40,374	139,920	94%	—	10
Knightsbridge Drive (Hamilton)*	Cincinnati	$9,562,185	46,565	1,077	35,336	82,978	90%	—	5
Parkway (Mason)	Cincinnati	$5,891,008	34,072	26,458	17,193	77,723	99%	—	3
Springer Street (Lombard)*	Chicago	$2,146,900	13,560	4,115	12,231	29,906	54%	29,000	3
E. Monroe Street (Monroe St.)	South Bend	$1,363,289	6,350	—	6,478	12,828	81%	4,000	1
Goldcoast Drive (Goldcoast)	Cincinnati	$1,390,140	2,728	5,280	16,481	24,489	100%	14,000	1
Crescent Circle (Blackthorn)*	South Bend	$851,544	3,368	—	5,125	8,493	47%	11,000	1
McAuley Place (Blue Ash)*	Cincinnati	$533,866	6,193	6,950	2,166	15,309	71%	—	1

Midwest Total		$85,079,662	435,008	128,956	340,913	904,877	91%	200,000	50
International
Kestral Way (London)**	London	$1,325,128	5,000	—	—	5,000	78%	—	1
Jurong East (Singapore)**	Singapore	$303,601	3,200	—	—	3,200	12%	—	1

International Total		$1,628,729	8,200	—	—	8,200	52%	—	2

Total		$219,965,968	931,975	215,723	568,416	1,716,114	76%	803,000	135

*	Indicates properties in which we hold a leasehold interest in the building shell and land. All data center infrastructure has been constructed by us and owned by us.
**	Indicates properties in which we hold a leasehold interest in the building shell, land, and all data center infrastructure.
***	The information provided for West Seventh Street (7th St.) property includes data for two facilities, one of which we lease and one of which we own.
(a)	Represents the total square feet of a building under lease or available for lease based on engineers’ drawings and estimates but does not include space held for development or space used by us.
(b)

Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2012, multiplied by 12. For the month of December 31, 2012, customer reimbursements were $20.8 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From January 1, 2011 through December 31, 2012, customer reimbursements under leases with separately metered power constituted between 7.2% and 9.7% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2012 was $231,232,980. Our annualized effective rent was greater than our annualized rent as of December 31, 2012 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.
(c)	CSF represents the NRSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.
(d)	Represents the NRSF at an operating facility that is currently leased or readily available for lease as space other than CSF, which is typically office and other space.
(e)	Represents infrastructure support space, including mechanical, telecommunications and utility rooms, as well as building common areas.
(f)	Represents the NRSF at an operating facility that is currently leased or readily available for lease. This excludes existing vacant space held for development.
(g)	Percent leased is determined based on NRSF being billed to customers under signed leases as of December 31, 2012 divided by total NRSF. Leases signed but not commenced as of December 31, 2012 are not included. Supporting infrastructure has been allocated to leased NRSF on a proportionate basis for purposes of this calculation.
(h)	Represents space that is under roof that could be developed in the future for operating NRSF, rounded to the nearest 1,000.
(i)	Represents installed power capacity that can be delivered to the facility by the local utility provider. Does not sum to total due to rounding.

(Square feet rounded to nearest 1,000; dollars in millions)

		NRSF Under Development(a)
		Under Development					Under Development Costs(b)
	Metropolitan Area	Colocation Space (CSF)	Office & Other	Supporting Infrastructure	Powered Shell(c)		Actual to Date	Estimated Costs to Completion	Total
Facilities						Total
South Ellis Street (Phoenix)	Arizona	—	21,000	—	60,000	81,000	$10	$3	$13
Westway Park Blvd. (Houston West)	Houston	42,000	30,000	42,000	43,000	157,000	$9	$22	$31

Total		42,000	51,000	42,000	103,000	238,000	$19	$25	$44

(a)	Represents NRSF at a facility for which substantial activities have commenced to prepare the space for its intended use.
(b)	Represents management’s estimate of the total costs required to complete the current NRSF under development. There may be an increase in costs if customers require greater power density.
(c)	Represents NRSF under construction that, upon completion, will be powered shell available for future development into operating NRSF.

Our portfolio is currently leased to approximately 500 companies, many of which are leading global companies. The following table sets forth information regarding the 20 largest customers, including affiliates, in our portfolio based on annualized rent as of December 31, 2012:

CyrusOne Inc.

Customer Diversification

As of December 31, 2012

(Unaudited)

Principal Customer Industry	Number of Locations	Annualized Rent(a)	Percentage of Portfolio Annualized Rent(b)	Weighted Average Remaining Lease Term in Months(c)
1 Telecommunications (CBI)(d)	9	$20,622,599	9.4%	17.3
2 Energy	2	$16,016,330	7.3%	9.2
3 Energy	4	$15,694,772	7.1%	6.6
4 Research and Consulting Services	3	$12,324,241	5.6%	9.2
5 Information Technology	2	$7,110,131	3.2%	52.0
6 Telecommunication Services	1	$6,537,900	3.0%	52.6
7 Financials	1	$6,310,851	2.9%	89.1
8 Telecommunication Services	1	$4,924,557	2.2%	76.0
9 Energy	2	$4,731,000	2.2%	43.0
10 Consumer Staples	1	$3,952,253	1.8%	110.3
11 Energy	1	$3,858,120	1.8%	24.5
12 Information Technology	2	$3,808,882	1.7%	96.9
13 Energy	3	$3,695,172	1.7%	5.4
14 Information Technology	1	$3,608,814	1.6%	96.8
15 Energy	1	$3,571,203	1.6%	41.0
16 Consumer Discretionary	1	$3,451,040	1.6%	11.7
17 Energy	1	$3,152,567	1.4%	42.5
18 Energy	1	$3,042,430	1.4%	13.3
19 Energy	1	$3,018,000	1.4%	3.0
20 Information Technology	1	$2,681,959	1.2%	30.0

		$132,112,821	60.1%	32.5

(a)	Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2012, multiplied by 12. For the month of December 31, 2012, customer reimbursements were $20.8 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From January 1, 2011 through December 31, 2012, customer reimbursements under leases with separately metered power constituted between 7.2% and 9.7% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2012 was $231,232,980. Our annualized effective rent was greater than our annualized rent as of December 31, 2012 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.
(b)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of December 31, 2012, which was approximately $220.0 million.
(c)	Weighted average based on customer’s percentage of total annualized rent expiring and is as of December 31, 2012, assuming that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.

(d)	Includes information for both Cincinnati Bell Technology Solutions and Cincinnati Bell Telephone Company LLC and two customers that have contracts with CBTS. We expect the contracts for these two customers to be assigned to us, but the consents for such assignments have not yet been obtained. Excluding these customers, Cincinnati Bell Inc. and subsidiaries represented 3% of our annualized rent as of December 31, 2012.

Lease Distribution

The following table sets forth information relating to the distribution of customer leases in the properties in our portfolio, based on NRSF under lease as of December 31, 2012:

CyrusOne Inc.

Lease Distribution

As of December 31, 2012

(Unaudited)

NRSF Under Lease(a)	Number of Customers(b)	Percentage of All Customers	Total Leased NRSF(c)	Percentage of Portfolio Leased NRSF	Annualized Rent(d)	Percentage of Annualized Rent
0-999	420	81%	71,462	5%	$31,476,839	14%
1000-2499	32	6%	51,737	4%	$13,290,121	6%
2500-4999	23	5%	80,741	6%	$20,788,080	10%
5000-9999	15	3%	111,933	9%	$29,404,658	13%
10000+	28	5%	987,116	76%	$125,006,270	57%

Total	518	100%	1,302,989	100%	$219,965,968	100%

(a)	Represents all leases in our portfolio, including colocation, office and other leases.
(b)	Represents the number of customers in our portfolio utilizing data center, office and other space.
(c)	Represents the total square feet at a facility under lease and that has commenced billing, excluding space held for development or space used by CyrusOne. A customer’s leased NRSF is estimated based on such customer’s direct CSF or office and light-industrial space plus management’s estimate of infrastructure support space, including mechanical, telecommunications and utility rooms, as well as building common areas.
(d)	Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2012, multiplied by 12. For the month of December 31, 2012, customer reimbursements were $20.8 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From January 1, 2011 through December 31, 2012, customer reimbursements under leases with separately metered power constituted between 7.2% and 9.7% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2012 was $231,232,980. Our annualized effective rent was greater than our annualized rent as of December 31, 2012 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

Lease Expirations

The following table sets forth a summary schedule of the customer lease expirations for leases in place as of December 31, 2012 plus available space, for each of the 10 full calendar years beginning January 1, 2013, at the properties in our portfolio. Customers whose leases have been auto-renewed prior to December 31, 2012 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.

CyrusOne Inc.

Lease Expirations

As of December 31, 2012

(Unaudited)

Year	Number of Leases Expiring(a)	Total Operating NRSF Expiring	Percentage of Total NRSF	Annualized Rent(b)	Percentage of Annualized Rent	Annualized Rent at Expiration(c)	Percentage of Annualized Rent at Expiration
Available		413,127	24%
Month-to-Month	161	136,101	8%	$17,519,124	8%	$17,519,124	7%
2013	648	302,160	18%	$80,406,353	36%	$80,549,393	35%
2014	362	116,956	7%	$31,277,379	14%	$31,418,476	13%
2015	437	226,540	13%	$27,924,410	13%	$35,425,158	15%
2016	28	21,400	1%	$10,688,746	5%	$11,591,325	5%
2017	55	192,179	11%	$23,604,623	11%	$23,763,457	10%
2018	19	32,012	2%	$5,860,490	3%	$5,870,458	3%
2019	3	91,455	5%	$5,108,571	2%	$5,108,571	2%
2020	2	81,997	5%	$6,310,851	3%	$6,310,851	3%
2021	3	31,403	2%	$4,461,960	2%	$6,597,960	3%
2022	4	34,460	2%	$4,468,911	2%	$7,047,828	3%
2023 - Thereafter	2	36,324	2%	$2,334,550	1%	$2,834,539	1%

Total	1,724	1,716,114	100%	$219,965,968	100%	$234,037,140	100%

(a)	Number of leases represents each agreement with a customer. A lease agreement could include multiple spaces and a customer could have multiple leases.
(b)	Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2012, multiplied by 12. For the month of December 31, 2012, customer reimbursements were $20.8 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From January 1, 2011 through December 31, 2012, customer reimbursements under leases with separately metered power constituted between 7.2% and 9.7% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2012 was $231,232,980. Our annualized effective rent was greater than our annualized rent as of December 31, 2012 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.
(c)	Represents the final monthly contractual rent under existing customer leases that had commenced as of December 31, 2012, multiplied by 12.

Regulation

General

Properties in our submarkets are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties has the necessary permits and approvals for us to operate our business.

Environmental Matters

We are subject to laws and regulations relating to the protection of the environment, in particular with respect to the storage of diesel fuel for auxiliary or emergency power. These laws and regulations govern, among other things, the management and disposal of hazardous materials, emissions to air and discharges to water, the cleanup of contaminated sites and health and safety matters. While we believe that our operations are in substantial compliance with environmental, health, and human safety laws and regulations, as an owner or operator of property and in connection with the current and historical use of hazardous materials and other operations at its sites, we could incur significant costs, including fines, penalties and other sanctions, cleanup costs and third-party claims for property damages or personal injuries, as a result of violations of or liabilities under environmental laws and regulations.

Many of our sites include the bulk storage of diesel fuel in above ground, and in a few cases underground, storage tanks for back-up generator use. These operations also include the use of batteries, which we recycle or dispose of at the end of their useful life via third-party service providers. Some of our sites also have a history of previous commercial operations, including past underground storage tanks. We also may acquire or develop sites in the future with unknown environmental conditions from historical operations. Although we are not aware of any sites at which we currently have material remedial obligations, the imposition of remedial obligations as a result of spill or the discovery of contaminants in the future could result in significant additional costs to us.

Our operations also require us to obtain permits and other governmental approvals and to develop response plans in connection with the use of our generators or other operations. These requirements could restrict our operations or delay the development of data centers in the future. In addition, we could incur significant costs complying with environmental laws or regulations that are promulgated in the future.

Insurance

We carry commercial liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy. We select policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our company’s management, the properties in our portfolio are currently adequately insured. We do not carry insurance for generally uninsured losses such as loss from war. In addition, we carry earthquake insurance on our properties in an amount and with deductibles which we believe are commercially reasonable. Certain of the properties in our portfolio are located in areas known to be seismically active. See “Risk Factors—Risks Related to Our Business and Operations—Any losses to our properties that are not covered by insurance, or that exceed our policy coverage limits, could adversely affect our business, financial condition and results of operations.”

Competition

We compete with numerous developers, owners and operators of office and commercial real estate, many of which own properties similar to ours in the same submarkets in which our properties are located, but which have lower occupancy rates than our properties. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our customers, we may lose potential customers and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers when our customers’ leases expire.

Employees

We employ approximately 250 persons. None of these employees are represented by a labor union.

Financial Information

For financial information related to our operations, please refer to the financial statements including the notes thereto, included in this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

You should carefully consider all the risks described below, as well as the other information contained in this document when evaluating your investment in our securities. Any of the following risks could materially and adversely affect our business, results of operations or financial condition. The risks and uncertainties described below are those that we currently believe may materially affect our Company. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial also may become important factors that affect our Company. The occurrence of any of the following risks might cause you to lose all or a part of your investment. Some statements in this Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements.”

Risks Related to Our Business and Operations

A small number of customers account for a significant portion of our revenue. The loss or significant reduction in business from one or more of our large customers could significantly harm our business, financial condition and results of operations, and impact the amount of cash available for distribution to our stockholders.

We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. Our top 20 customers collectively accounted for approximately 60% of our total annualized rent as of December 31, 2012. As a result of this customer concentration, our business, financial condition and results of operations, including the amount of cash available for distribution to our stockholders, could be adversely affected if we lose one or more of our larger customers, if such customers significantly reduce their business with us or if we choose not to enforce, or to enforce less vigorously, any rights that we may have now or in the future against these significant customers because of our desire to maintain our relationship with them.

A significant percentage of our customer base is also concentrated in industry sectors that may from time to time experience volatility including, in particular, the oil and gas sector. Enterprises in the energy industry comprised approximately 37% of our annualized rent as of December 31, 2012. A downturn in the oil and gas industry could negatively impact the financial condition of one or more of our oil and gas company customers, including several of our larger customers. In an industry downturn, those customers could default on their obligations to us, delay the purchase of new services from us or decline to renew expiring leases, any of which could have an adverse effect on our business, financial condition and results of operations.

Additionally, if any customer becomes a debtor in a case under the U.S. Bankruptcy Code, applicable bankruptcy laws may limit our ability to terminate our contract with such customer solely because of the bankruptcy or recover any amounts owed to us under our agreements with such customer. In addition, applicable bankruptcy laws could allow the customer to reject and terminate its agreement with us, with limited ability for us to collect the full amount of our damages. Our business, including our revenue and cash available for distribution to our stockholders, could be adversely affected if any of our significant customers were to become bankrupt or insolvent.

A significant percentage of our customer leases expire each year or are on a month-to-month basis, and most of our leases contain early termination provisions. If leases with our customers are not renewed on the same or more favorable terms or are terminated early by our customers, our business, financial condition and results of operations could be substantially harmed.

Our customers may not renew their leases following expiration. This risk is increased by the significant percentage of our customer leases that expire every year. As of December 31, 2012, leases representing 36%, 14% and 13% of the annualized rent for our portfolio will expire during 2013, 2014 and 2015, respectively, and an additional 8% of the annualized rent for our portfolio was from month-to-month leases. While historically we have retained a significant number of our customers, including those leasing from us on a month-to-month basis, upon expiration our customers may elect not to renew their leases or renew their leases at lower rates, for fewer services or for shorter terms. If we are unable to successfully renew or continue our customer leases on the same or more favorable terms or subsequently re-lease available data center space when such leases expire, our business, financial condition and results of operations could be adversely affected.

In addition, most of our leases contain early termination provisions that allow our customers to reduce the term of their leases subject to payment of an early termination charge that is often a specified portion of the remaining rent payable on such leases. Leases representing approximately 19% of our annualized rent as of December 31, 2012 require payment of less than 50% of the remaining rental payment due on the applicable lease. The exercise by customers of early termination options could have an adverse effect on our business, financial condition and results of operations.

We generate a substantial portion of our revenue by servicing a limited geographic area, which makes us more susceptible to regional economic downturns.

Our portfolio of properties consists primarily of data centers geographically concentrated in cities in Ohio and Texas. These markets comprised 37% and 61%, respectively, of our annualized rent as of December 31, 2012. As such, we are susceptible to local economic conditions and the supply of, and demand for, data center space in these markets. If there is a downturn in the economy, a natural disaster or an oversupply of, or decrease in demand for, data centers in these markets, our business could be adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.

Even if we have additional space available for lease at any one of our data centers, our ability to lease this space to existing or new customers could be constrained by our ability to provide sufficient electrical power.

Customers are increasing their use of high-density electrical power equipment in our data centers, which has significantly increased the demand for power. As current and future customers increase their power footprint in our facilities over time, the corresponding reduction in available power could limit our ability to increase occupancy rates or network density within our existing facilities. In addition, our power and cooling systems are difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers.

We do not own all of the buildings in which our data centers are located. Instead, we lease or sublease certain of our data center spaces and the ability to retain these leases or subleases could be a significant risk to our ongoing operations.

We do not own 14 buildings that account for approximately 600,000 NRSF, or approximately 35% of our total operating NRSF. These leased buildings accounted for 37% of our total annualized rent as of December 31, 2012. Our business could be harmed if we are unable to renew the leases for these data centers on favorable terms or at all. Additionally, in several of our smaller facilities we sublease our space, and our rights under these subleases are dependent on our sublandlord retaining its rights under the prime lease. The weighted average remaining term for such leases and subleases is approximately nine years, or approximately 20 years after giving effect to our contractual renewal rights. When the primary terms of our existing leases expire, we generally have the right to extend the terms of our leases for one or more renewal periods, subject to, in the case of several of our subleases, our sublandlord renewing its term under the prime lease. For four of these leases and subleases, the renewal rent will be determined based on the fair market value of rental rates for the property, and the then prevailing rental rates may be higher than the current rental rates under the applicable lease. The rent for the remaining leases and subleases will be based on a fixed percentage increase over the base rent during the year immediately prior to expiration. Several of our data centers are leased or subleased from other data center companies, which may increase our risk of non-renewal or renewal on less than favorable terms. If renewal rates are less favorable than those we currently have, we may be required to increase revenues within existing data centers to offset such increase in lease payments. Failure to increase revenues to sufficiently offset these projected higher costs would adversely impact our operating income. Upon the end of our renewal options, we would have to renegotiate our lease terms with the applicable landlords.

Additionally, if we are unable to renew the lease at any of our data centers, we could lose customers due to the disruptions in their operations caused by the relocation. We could also lose those customers that choose our data centers based on their locations. In addition, it is not typical for us to relocate data center infrastructure equipment, such as generators, power distribution units and cooling units, from their initial installation. The costs of relocating such equipment to a different data centers could be prohibitive and, as such, we could lose the value of this equipment. For these reasons, any lease that cannot be renewed could adversely affect our business, financial condition and results of operations.

Any losses to our properties that are not covered by insurance, or that exceed our policy coverage limits, could adversely affect our business, financial condition and results of operations.

The properties in our portfolio are subject to casualty risks, including from causes related to riots, war, terrorism or acts of God. For example, our properties located in Texas are generally subject to risks related to tropical storms, hurricanes and other severe weather and floods, and our properties located in the Midwest are generally subject to risks related to earthquakes, tornados and other severe weather. While we carry commercial liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy, the amount of insurance coverage may not be sufficient to fully cover the losses we suffer.

If we experience a loss that is uninsured or that exceeds our policy coverage limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties were subject to recourse indebtedness, we could continue to be liable for the indebtedness even if these properties were irreparably damaged.

In addition, even if damage to our properties is covered by insurance, a disruption of our business caused by a casualty event may result in the loss of business or customers. The business interruption insurance we carry may not fully compensate us for the loss of business or customers due to an interruption caused by a casualty event.

A disruption in the financial markets may make it more difficult to evaluate the stability, net assets and capitalization of insurance companies and any insurer’s ability to meet its claim payment obligations. A failure of an insurance company to make payments to us upon an event of loss covered by an insurance policy could adversely affect our business, financial condition and results of operations.

Our properties may not be covered by title insurance.

While we intend to seek either endorsements to provide us with the benefits of existing title insurance policies of CBI and its subsidiaries with respect to the contributed owned properties and material leased properties or new title insurance policies for such properties and we are obligated to seek new title insurance policies in connection with our revolving credit facility, we do not currently have such policies in effect. No assurance can be provided that we will obtain such policies. In addition, any title insurance coverage we do obtain may not insure for the current aggregate value of our portfolio, and we do not intend to increase our title insurance coverage if the market value of our portfolio increases. A failure to obtain title insurance could adversely affect our business, financial condition and results of operations.

Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could reduce our revenues and harm our brand and reputation.

Our business depends on providing customers with a highly reliable data center environment. We may fail to provide such service as a result of numerous factors, including:

•	human error;

•	unexpected equipment failure;

•	power loss or telecommunications failures;

•	improper building maintenance by our landlords in the buildings that we lease;

•	physical or electronic security breaches;

•	fire, tropical storm, hurricane, tornado, flood, earthquake and other natural disasters;

•	water damage;

•	war, terrorism and any related conflicts or similar events worldwide; and

•	sabotage and vandalism.

Problems at one or more of our data centers, whether or not within our control, could result in service interruptions or equipment damage. Substantially all of our leases include terms requiring us to meet certain service level commitments primarily in terms of electrical output to, and maintenance of environmental conditions in, the data center raised floor space leased by customers. Any failure to meet these commitments or any equipment damage in our data centers, including as a result of mechanical failure, power outage, human error on our part or other reasons, could subject us to liability under our lease terms, including service level credits against customer rent payments, or, in certain cases of repeated failures, the right by the customer to terminate the lease. For example, although our data center facilities are engineered to reliably power and cool our customers’ computing equipment, it is possible that an outage could adversely affect a facility’s power and cooling capabilities. Depending on the frequency and duration of these outages, the affected customers may have the right to terminate their lease, which could have a negative impact on our business. We may also be required to expend significant financial resources to protect against physical or cyber security breaches that could result in the misappropriation of our proprietary information or the information of our customers. We may not be able to implement security measures in a timely manner or, if and when implemented, these measures might be circumvented. Service interruptions, equipment failures or security breaches may also expose us to additional legal liability and damage our brand and reputation, and could cause our customers to terminate or not renew their leases. In addition, we may be unable to attract new customers if we have a reputation for significant or frequent service disruptions, equipment failures or physical or cyber security breaches in our data centers. Any such failures could adversely affect our business, financial condition and results of operations.

Our growth depends on the development of our properties and our ability to successfully lease those properties, and any delays or unexpected costs associated with such projects or the ability to lease such properties may harm our growth prospects, future business, financial condition and results of operations.

Our growth depends in part upon successfully developing properties into operating data center space. Current and future development projects will involve substantial planning, allocation of significant company resources and certain risks, including risks related to financing, zoning, regulatory approvals, construction costs and delays. These projects will also require us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project and other negative impacts to our expected returns.

Site selection is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets at a location that is attractive to our customers and has the necessary combination of access to multiple network providers, a significant supply of electrical power, high ceilings and the ability to sustain heavy floor loading. Furthermore, while we may prefer to locate new data centers adjacent to our existing data centers, we may be limited by the inventory and location of suitable properties.

In addition, in developing new properties, we will be required to secure an adequate supply of power from local utilities, which may include unanticipated costs. For example, we could incur increased costs to develop utility substations on our properties in order to accommodate our power needs. Any inability to secure an appropriate power supply on a timely basis or on acceptable financial terms could adversely affect our ability to develop the property on an economically feasible basis, or at all.

These and other risks could result in delays or increased costs or prevent the completion of our development projects and growth of our business, which could adversely affect our business, financial condition and results of operations.

In addition, we have in the past undertaken development projects prior to obtaining commitments from customers to lease the related data center space. We will likely choose to undertake future development projects under similar terms. Such development involves the risk that we will be unable to attract customers to the relevant properties on a timely basis or at all. If we are unable to attract customers and our properties remain vacant or underutilized for a significant amount of time, our business, financial condition and results of operations could be adversely affected.

We are dependent upon third-party suppliers for power and certain other services, and we are vulnerable to service failures of our third-party suppliers and to price increases by such suppliers.

We rely on third party local utilities to provide power to our data centers. We are therefore subject to an inherent risk that such local utilities may fail to deliver such power in adequate quantities or on a consistent basis, and our recourse against the utility and ability to control such failures may be limited. If power delivered from the local utility is insufficient or interrupted, we would be required to provide power through the operation of our on-site generators, generally at a significantly higher operating cost than we would pay for an equivalent amount of power from the local utility. We may not be able to pass on the higher cost to our customers. In addition, if the generator power were to fail, we would generally be subject to paying service level credits to our customers, who may in certain instances have the right to terminate their leases. Furthermore, any sustained loss of power could reduce the confidence of our customers in our services thereby impairing our ability to attract and retain customers, which would adversely affect both our ability to generate revenues and our results of operations.

In addition, even when power supplies are adequate, we may be subject to pricing risks and unanticipated costs associated with obtaining power from various utility companies. While we actively seek to lock-in utility rates, many factors beyond our control may increase the rate charged by the local utility. For instance, municipal utilities in areas experiencing financial distress may increase rates to compensate for financial shortfalls unrelated to either the cost of production or the demand for electricity. Utilities may be dependent on, and be sensitive to price increases for, a particular type of fuel, such as coal, oil or natural gas. In addition, the price of these fuels and the electricity generated from them could increase as a result of proposed legislative measures related to climate change or efforts to regulate carbon emissions. In any of these cases, increases in the cost of power at any of our data centers could put those locations at a competitive disadvantage relative to data centers served by utilities that can provide less expensive power. These pricing risks are particularly acute with respect to our customer leases that are structured on a full-service gross basis, where the customer pays a fixed amount for both colocation rental and power. Our business, financial condition and results of operations could be adversely affected in the event of an increase in utility rates under these leases, which, as of December 31, 2012, accounted for approximately 39% of our leased NRSF, because we may be limited in our ability to pass on such costs to these customers.

We depend on third parties to provide network connectivity to the customers in our data centers, and any delays or disruptions in connectivity may adversely affect our business, financial condition and results of operations.

Our customers require connectivity to the fiber networks of multiple third-party telecommunications carriers. In order for us to attract and retain customers, our data centers need to provide sufficient access for customers to connect to those carriers. While we provide space and facilities in our data centers for carriers to locate their equipment and connect customers to their networks, any carrier may elect not to offer its services within our data centers or may elect to discontinue its service. Furthermore, carriers may periodically experience business difficulties which could affect their ability to provide telecommunications services, or the service provided by a carrier may be inadequate or of poor quality. If carriers were to terminate connectivity within our data centers or if connectivity were to be degraded or interrupted, it could put that data center at a competitive disadvantage versus a competitor’s data center that does provide adequate connectivity. A material loss of adequate third-party connectivity could have an adverse effect on the businesses of our customers and, in turn, our own results of operations and cash flow.

Furthermore, each new data center that we develop requires significant amounts of capital to be expended by third-party telecommunications carriers for the construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to our data centers is complex and involves factors outside of our control, including regulatory requirements, the availability of construction resources and the sufficiency of such third-party telecommunications carriers’ financial resources to fund the construction. If the establishment of highly diverse network connectivity to our data centers does not occur, is materially delayed, is discontinued or is subject to failure, our ability to attract new customers or retain existing customers may be negatively affected and, as a result our results of operations and cash flow may be adversely affected. Any hardware or fiber failures on this network may result in significant loss of connectivity to our data centers, which could negatively affect our ability to attract new customers or retain existing customers.

The loss of access to key third-party technical service providers and suppliers could adversely affect our current and any future development projects.

Our success depends, to a significant degree, on having timely access to certain key third-party technical personnel who are in limited supply and great demand, such as engineering firms and construction contractors capable of developing our properties, and to key suppliers of electrical and mechanical equipment that complement the design of our data center facilities. For any future development projects, we will continue to rely on these personnel and suppliers to develop data centers. Competition for such technical expertise is intense, and there are a limited number of electrical and mechanical equipment suppliers that design and produce the equipment that we require. We may not always have or retain access to such key service providers and equipment suppliers, which could adversely affect our current and any future development projects.

The long sales cycle for data center services may adversely affect our business, financial condition and results of operations.

A customer’s decision to lease space in one of our data centers and to purchase additional services typically involves a significant commitment of resources, significant contract negotiations regarding the service level commitments, and significant due diligence on the part of the customer regarding the adequacy of our facilities, including the adequacy of carrier connections. As a result, the sale of data center space has a long sales cycle. Furthermore, we may expend significant time and resources in pursuing a particular sale or customer that may not result in revenue. Our inability to adequately manage the risks associated with the data center sales cycle may adversely affect our business, financial condition and results of operations.

Our international activities are subject to special risks different from those faced by us in the United States, and we may not be able to effectively manage our international business.

Our operations are primarily based in the United States with a more limited presence in the United Kingdom and Southeast Asia. Expanding our international operations involves risks not generally associated with investments in the United States, including:

•	our limited knowledge of and relationships with sellers, customers, contractors, suppliers or other parties in these markets;

•	complexity and costs associated with staffing and managing international development and operations;

•	difficulty in hiring qualified management, sales and construction personnel and service providers in a timely fashion;

•	problems securing and maintaining the necessary physical and telecommunications infrastructure;

•	multiple, conflicting and changing legal, regulatory, entitlement and permitting, and tax and treaty environments with which we have limited familiarity;

•	exposure to increased taxation, confiscation or expropriation;

•	fluctuations in foreign currency exchange rates, currency transfer restrictions and limitations on our ability to distribute cash earned in foreign jurisdictions to the United States;

•	longer payment cycles and problems collecting accounts receivable;

•	laws and regulations on content distributed over the Internet that are more restrictive than those in the United States;

•

difficulty in enforcing agreements in non-U.S. jurisdictions, including those entered into in connection with our acquisitions or in the event of a default by one or more of our customers, suppliers or contractors;

•	political and economic instability, including sovereign credit risk, in certain geographic regions; and

•	exposure to restrictive foreign labor law practices.

Our inability to overcome these risks could adversely affect our foreign operations and growth prospects and could harm our business, financial condition and results of operations.

We may be unable to identify and complete acquisitions and successfully operate acquired properties.

We continually evaluate the market for available properties and may acquire data centers or properties suited for data center development when opportunities exist. Our ability to acquire properties on favorable terms and successfully develop and operate them involves significant risks, including:

•	we may be unable to acquire a desired property because of competition from other data center companies or real estate investors with more capital;

•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price of such property;

•	we may be unable to realize the intended benefits from acquisitions or achieve anticipated operating or financial results;

•	we may be unable to finance the acquisition on favorable terms or at all;

•	we may underestimate the costs to make necessary improvements to acquired properties;

•	we may be unable to quickly and efficiently integrate new acquisitions into our existing operations resulting in disruptions to our operations or the diversion of our management’s attention;

•	acquired properties may be subject to reassessment, which may result in higher than expected tax payments;

•	we may not be able to access sufficient power on favorable terms or at all; and

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates.

If we are unable to successfully acquire, develop and operate data center properties, our ability to grow our business, compete and meet market expectations will be significantly impaired, which would adversely affect the price of our common stock.

Our customers may choose to develop new data centers or expand their own existing data centers, which could result in the loss of one or more key customers or reduce demand for our newly developed data centers.

In the future, our customers may choose to develop new data centers or expand or consolidate into their existing data centers that we do not own. In the event that any of our key customers were to do so, it could result in a loss of business to us or put pressure on our pricing. If we lose a customer, we cannot assure you that we would be able to replace that customer at a competitive rate or at all, which could adversely affect our business, financial condition and results of operations.

A decrease in the demand for data center space could adversely affect our business, financial condition and results of operations.

Our portfolio of properties consists primarily of data center space. A decrease in the demand for data center space would have a greater adverse effect on our business, financial condition and results of operations than if we owned a portfolio with a more diversified customer base or less specialized use. Adverse developments in the outsourced data center space industry could lead to reduced corporate IT spending or reduced demand for outsourced data center space. Changes in industry practice or in technology, such as server virtualization technology, more efficient or miniaturization of computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical data center space we provide or make the customer improvements in our facilities obsolete or in need of significant upgrades to remain viable.

We may have difficulty managing our growth.

We have significantly and rapidly expanded the size of our Company. For example, we increased our footprint by 39% from approximately 1,240,000 NRSF at the beginning of 2011 to approximately 1,716,000 NRSF by December 31, 2012. Our growth may significantly strain our management, operational and financial resources and systems. An inability to manage our growth effectively or the increased strain on our management, our resources and systems could materially adversely affect our business, financial condition and results of operations.

To fund our growth strategy and refinance our indebtedness, we depend on external sources of capital, which may not be available to us on commercially reasonable terms or at all.

In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code of 1986 (“the Code”), among other things, to distribute at least 90% of our REIT taxable income annually, determined without regard to the dividends paid deduction and excluding any net capital gains. Even if we maintain our qualification as a REIT, we will be subject to U.S. federal income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, as well as U.S. federal income tax at regular corporate rates for income recognized by our taxable REIT subsidiaries (“TRS”). Because of these distribution requirements, we will likely not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third-party capital markets sources for debt or equity financing to fund our growth strategy. In addition, we may need third-party capital markets sources to refinance our indebtedness at maturity. Continued or increased turbulence in the U.S., European and other international financial markets and economies may adversely affect our ability to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our business, financial condition and results of operations. As such, we may not be able to obtain the financing on favorable terms or at all. Our access to third-party sources of capital also depends, in part, on:

•	the market’s perception of our growth potential;

•	our then-current debt levels;

•	our historical and expected future earnings, cash flow and cash distributions; and

•	the market price per share of our common stock.

In addition, our ability to access additional capital may be limited by the terms of our then-existing indebtedness which may restrict our incurrence of additional debt. If we cannot obtain capital when needed, we may not be able to acquire or develop properties when strategic opportunities arise or refinance our debt at maturity, which could adversely affect our business, financial condition and results of operations.

Level of indebtedness and debt service obligations could have adverse effects on our business.

As of December 31, 2012, we had a total combined indebtedness, including capital lease obligations, of approximately $557 million and other financing arrangements of $61 million. We also currently have the ability to borrow up to an additional $225 million under our revolving credit facility, subject to satisfying certain financial tests. There are no limits on the amount of indebtedness we may incur other than limits contained in the senior notes indenture, our revolving credit facility, future agreements that we may enter into or as may be set forth in any policy limiting the amount of indebtedness we may incur adopted by our board of directors. A substantial level of indebtedness could have adverse consequences for our business, financial condition and results of operations because it could, among other things:

•

require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, capital expenditures and other general corporate purposes, including to make distributions on our common stock as currently contemplated or necessary to maintain our qualification as a REIT;

•	require us to maintain certain debt and coverage and other financial ratios at specified levels, thereby reducing our financial flexibility;

•	make it more difficult for us to satisfy our financial obligations, including borrowings under our revolving credit facility;

•	increase our vulnerability to general adverse economic and industry conditions;

•	expose us to increases in interest rates for our variable rate debt;

•	limit our ability to borrow additional funds on favorable terms or at all to expand our business or ease liquidity constraints;

•	limit our ability to refinance all or a portion of our indebtedness on or before maturity on the same or more favorable terms or at all;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a competitive disadvantage relative to competitors that have less indebtedness;

•	increase our risk of property losses as the result of foreclosure actions initiated by lenders in the event we should incur mortgage or other secured debt obligations; and

•

require us to dispose of one or more of our properties at disadvantageous prices or raise equity that may dilute the value of our common stock in order to service our indebtedness or to raise funds to pay such indebtedness at maturity.

The agreements governing our indebtedness place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks.

The agreements governing our indebtedness contain covenants that place restrictions on us and our subsidiaries. These covenants restrict, among other things, our and our subsidiaries’ ability to:

•	merge, consolidate or transfer all or substantially all of our or our subsidiaries’ assets;

•	incur additional debt or issue preferred stock;

•	make certain investments or acquisitions;

•	create liens on our or our subsidiaries’ assets;

•	sell assets;

•	make capital expenditures;

•	make distributions on or repurchase our stock;

•	enter into transactions with affiliates;

•	issue or sell stock of our subsidiaries; and

•	change the nature of our business.

These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. In addition, our revolving credit facility requires us to maintain specified financial ratios and satisfy financial condition tests. The indenture governing our senior notes also requires our operating partnership and its subsidiaries to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis, provided that for the purposes of such calculation our revolving credit facility shall be treated as unsecured indebtedness. Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants or covenants under any other agreements governing our indebtedness could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders or holders thereof could elect to declare all outstanding debt under such agreements to be immediately due and payable. If we were unable to repay or refinance the accelerated debt, the lenders or holders, as applicable could proceed against any assets pledged to secure that debt, including foreclosing on or requiring the sale of our data centers, and our assets may not be sufficient to repay such debt in full.

We may become subject to litigation or threatened litigation which may divert management time and attention, require us to pay damages and expenses or restrict the operation of our business.

We may become subject to disputes with commercial parties with whom we maintain relationships or other parties with whom we do business, including as a result of any breach in our security systems or downtime in our critical electrical and cooling systems. Any such dispute could result in litigation between us and the other parties. Whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its resolution (through litigation, settlement or otherwise), which would detract from our management’s ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant. In addition, any such resolution could involve our agreement with terms that restrict the operation of our business.

We could incur significant costs related to environmental matters.

We are subject to laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous materials, the cleanup of contaminated sites and health and safety matters. We could incur significant costs, including fines, penalties and other sanctions, cleanup costs and third-party claims for property damages or personal injuries, as a result of violations of or liabilities under environmental laws and regulations. Some environmental laws impose liability on current owners or operators of property regardless of fault or the lawfulness of past disposal activities. For example, many of our sites contain above ground fuel storage tanks and, in some cases, currently contain or formerly contained underground fuel storage tanks, for back-up generator use. Some of our sites also have a history of previous commercial operations. We also may acquire or develop sites in the future with unknown environmental conditions from historical operations. Although we are not aware of any sites at which we currently have material remedial obligations, the imposition of remedial obligations as a result of spills or the discovery of contaminants in the future could result in significant additional costs. We also could incur significant costs complying with current environmental laws or regulations or those that are promulgated in the future.

We may be adversely affected by regulations related to climate change.

If we, or other companies with which we do business, become subject to existing or future laws and regulations related to climate change, our business could be impacted adversely. For example, in the normal course of business, we enter into agreements with providers of electric power for our data centers, and the costs of electric power comprise a significant component of our operating expenses. Changes in regulations that affect electric power providers, such as regulations related to the control of greenhouse gas emissions or other climate change related matters, could adversely affect the costs of electric power and increase our operating costs and may adversely affect our business, financial condition and results of operations or those of our customers.

We may be subject to unknown or contingent liabilities related to properties or businesses that we acquire for which we may have limited or no recourse against the sellers.

Assets and entities that we have acquired or may acquire in the future, including the properties contributed to us by CBI, may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers or CBI. Unknown or contingent liabilities might include liabilities for clean-up or remediation of environmental conditions, claims of customers, vendors or other persons dealing with the acquired entities, tax liabilities and other liabilities whether incurred in the ordinary course of business or otherwise. In the future we may enter into transactions with limited representations and warranties or with representations and warranties that do not survive the closing of the transactions, in which event we would have no or limited recourse against the sellers of such properties. While we usually require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification (including the indemnification by CBI) is often limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses.

As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that we may incur with respect to liabilities associated with acquired properties and entities may exceed our expectations, which may adversely affect our business, financial condition and results of operations. Finally, indemnification agreements between us and the sellers typically provide that the sellers will retain certain specified liabilities relating to the assets and entities acquired by us. While the sellers are generally contractually obligated to pay all losses and other expenses relating to such retained liabilities, there can be no guarantee that such arrangements will not require us to incur losses or other expenses as well.

We have no operating history as a REIT or an independent public company, and our inexperience may impede our ability to successfully manage our business or implement effective internal controls.

We have no operating history as a REIT. Similarly, while we formerly operated as a subsidiary of a public company, and key members of our management team have served in leadership roles of public companies, we have no operating history as an independent public company. We cannot assure you that our past experience will be sufficient to successfully operate our company as a REIT or an independent public company. Even though we are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and therefore may take advantage of various exemptions to public reporting requirements (see “—We are an ‘emerging growth company,’ and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors”), we will still be required to implement substantial control systems and procedures in order to maintain our qualification as a REIT, satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) and NASDAQ Global Select Market listing standards. As a result, we will incur significant legal, accounting and other expenses that we have not previously incurred, particularly after we are no longer an “emerging growth company,” and our management and other personnel will need to devote a substantial amount of time to comply with these rules and regulations and establish the corporate infrastructure and controls demanded of a publicly traded REIT. These costs and time commitments could be substantially more than we currently expect. Therefore, our historical financial statements may not be indicative of our future costs and performance as a stand-alone company. If our finance and accounting organization is unable for any reason to respond adequately to the increased demands that will result from being an independent public company, the quality and timeliness of our financial reporting may suffer, and we could experience significant deficiencies or material weaknesses in our disclosure controls and procedures or our internal control over financial reporting.

In our Form S-11 filings we identified a significant deficiency, as defined in the U.S. Public Company Accounting Oversight Board Standard AU Section 325, related to our internal control over financial reporting. This significant deficiency related to IT controls over our change management process and logical access to our general ledger system. We took measures to remediate the significant deficiency. As of December 31, 2012, these measures have been fully implemented, and we have concluded that these deficiencies have been fully remediated.

An inability to establish effective disclosure controls and procedures and internal control over financial reporting or remediate deficiencies could cause us to fail to meet our reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or result in material weaknesses, material misstatements or omissions in our Exchange Act reports, any of which could cause investors to lose confidence in our Company and could adversely affect our business, financial condition and results of operations and the trading price of our common stock.

We face significant competition and may be unable to lease vacant space, renew existing leases or re-lease space as leases expire, which may adversely affect our business, financial condition and results of operations.

We compete with numerous developers, owners and operators of technology-related real estate and data centers, many of which own properties similar to ours in the same markets, as well as various other public and privately held companies that may provide data center colocation as part of a more expansive managed services offering, and local developers. In addition, we may face competition from new entrants into the data center market. Some of our competitors may have significant advantages over us, including greater name recognition, longer operating histories, lower operating costs, pre-existing relationships with current or potential customers, greater financial, marketing and other resources, and access to less expensive power. These advantages could allow our competitors to respond more quickly to strategic opportunities or changes in our industries or markets. If our competitors offer data center space that our existing or potential customers perceive to be superior to ours based on numerous factors, including power, security considerations, location or network connectivity, or if they offer rental rates below our or current market rates, we may lose existing or potential customers, incur costs to improve our properties or be forced to reduce our rental rates.

The loss of any of our key personnel, including our executive officers or key sales associates, could adversely affect our business, financial condition and results of operations.

Our success will continue to depend to a significant extent on our executive officers and key sales associates. Each of our executive officers has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential customers and industry personnel. The loss of key sales associates could hinder our ability to continue to benefit from existing and potential customers. We cannot provide any assurance that we will be able to retain our current executive officers or key sales associates. The loss of any of these individuals could adversely affect our business, financial condition and results of operations.

Our data center infrastructure may become obsolete, and we may not be able to upgrade our power and cooling systems cost-effectively, or at all.

The markets for the data centers we own and operate, as well as the industries in which our customers operate, are characterized by rapidly changing technology, evolving industry standards, frequent new service introductions, shifting distribution channels and changing customer demands. Our data center infrastructure may become obsolete due to the development of new systems to deliver power to or eliminate heat from the servers that we house. Additionally, our data center infrastructure could become obsolete as a result of the development of new server technology that does not require the levels of critical load and heat removal that our facilities are designed to provide and could be run less expensively on a different platform. In addition, our power and cooling systems are difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers. The obsolescence of our power and cooling systems could have a material negative impact on our business, financial condition and results of operations.

Declining real estate valuations and impairment charges could adversely affect our earnings and financial condition.

We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in market price, a significant adverse change in the extent or manner the property is being used or in its physical condition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, or a history of operating or cash flow losses. When such impairment indicators exist, we review an estimate of the future undiscounted net cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition and compare to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to re-evaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our business, financial condition and results of operations.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be adversely affected and more volatile.

Risks Related to the Real Estate Industry

Our performance and value are subject to risks associated with real estate assets and with the real estate industry.

Our ability to make expected distributions to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution to you and the value of our properties. These events include:

•	local oversupply, increased competition or reduction in demand for technology-related space;

•	inability to collect rent from customers;

•	vacancies or our inability to rent space on favorable terms;

•	inability to finance property development and acquisitions on favorable terms;

•	increased operating costs to the extent not paid for by our customers;

•	costs of complying with changes in governmental regulations;

•	the relative illiquidity of real estate investments, especially the specialized real estate properties that we hold and seek to acquire and develop; and

•	changing submarket demographics.

Illiquidity of real estate investments, particularly our data centers, could significantly impede our ability to respond to adverse changes in the performance of our properties, which could harm our financial condition.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to adverse changes in the real estate market or in the performance of such properties may be limited, thus harming our financial condition. The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in national and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and costs of compliance therewith;

•	the ongoing cost of capital improvements that are not passed on to our customers, particularly in older structures;

•	changes in operating expenses; and

•	civil unrest, acts of war, terrorism and natural disasters, including fires, earthquakes, tropical storms, hurricanes, and floods, which may result in uninsured and underinsured losses.

The risks associated with the illiquidity of real estate investments are even greater for our data center properties. Our data centers are highly specialized real estate assets containing extensive electrical and mechanical systems that are uniquely designed to house and maintain our customers’ equipment, and, as such, have little, if any, traditional office space. As a result, most of our data centers are not suited for use by customers as anything other than as data centers and major renovations and expenditures would be required in order for us to re-lease data center space for more traditional commercial or industrial uses, or for us to sell a property to a buyer for use other than as a data center.

Risks Related to Our Organizational Structure

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Maryland law provides that a director has no liability in the capacity as a director if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the company’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the Maryland General Corporation Law (“MGCL”), our charter limits the liability of our directors and officers to the company and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our charter authorizes us to obligate the company, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those capacities and to pay or reimburse their reasonable expenses in advance of final disposition of a proceeding to the maximum extent permitted by Maryland law, and we have entered into indemnification agreements with our directors and expect to do so with certain of our executive officers. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. Accordingly, in the event that actions taken by any of our directors or officers are immune or exculpated from, or indemnified against, liability but which impede our performance, our stockholders’ ability to recover damages from that director or officer will be limited.

Conflicts of interest exist or could arise in the future with our operating partnership or its partners.

Conflicts of interest exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with their direction of the management of our company. At the same time, we, as trustee, have duties to CyrusOne GP which, in turn, as general partner of our operating partnership, has duties to our operating partnership and to the limited partners under Maryland law in connection with the management of our operating partnership. Under Maryland law, the general partner of a Maryland limited partnership has fiduciary duties of care and loyalty, and an obligation of good faith, to the partnership and its partners. While these duties and obligations cannot be eliminated entirely in the limited partnership agreement, Maryland law permits the parties to a limited partnership agreement to specify certain types or categories of activities that do not violate the general partner’s duty of loyalty and to modify the duty of care and obligation of good faith, so long as such modifications are not unreasonable. These duties as general partner of our operating partnership to the partnership and its partners may come into conflict with the interests of our company. Under the partnership agreement of our operating partnership, the limited partners of our operating partnership will expressly agree that the general partner of our operating partnership is acting for the benefit of the operating partnership, the limited partners of our operating partnership and our stockholders, collectively. The general partner is under no obligation to give priority to the separate interests of the limited partners in deciding whether to cause our operating partnership to take or decline to take any actions. If there is a conflict between the interests of us or our stockholders, on the one hand, and the interests of the limited partners of our operating partnership, on the other, the partnership agreement of our operating partnership provides that any action or failure to act by the general partner that gives priority to the separate interests of us or our stockholders that does not result in a violation of the contractual rights of the limited partners of our operating partnership under the partnership agreement will not violate the duties that the general partner owes to our operating partnership and its partners.

Additionally, the partnership agreement of our operating partnership expressly limits our liability by providing that we and our directors, officers, agents and employees, will not be liable or accountable to our operating partnership or its partners for money damages. In addition, our operating partnership is required to indemnify us, our directors, officers and employees, the general partner and its trustees, officers and employees, employees of our operating partnership and any other persons whom the general partner may designate from and against any and all claims arising from operations of our operating partnership in which any indemnitee may be involved, or is threatened to be involved, as a party or otherwise unless it is established that the act or omission of the indemnitee constituted fraud, intentional harm or gross negligence on the part of the indemnitee, the claim is brought by the indemnitee (other than to enforce the indemnitee’s rights to indemnification or advance of expenses) or the indemnitee is found to be liable to our operating partnership, and then only with respect to each such claim.

No reported decision of a Maryland appellate court has interpreted provisions that are similar to the provisions of the partnership agreement of our operating partnership that modify the fiduciary duties of the general partner of our operating partnership, and we have not obtained an opinion of counsel regarding the enforceability of the provisions of the partnership agreement that purport to waive or modify the fiduciary duties and obligations of the general partner of our operating partnership.

As of January 24, 2013 CBI owned 8.6% of our outstanding shares of common stock and a majority of our operating partnership units and has the right to nominate three directors. CBI’s interests may differ from or conflict with the interests of our other stockholders.

As of January 24, 2013 CBI owned 8.6% of our outstanding shares of common stock and 66.1% of our operating partnerships outstanding operating partnership units, which, if exchanged for our common stock, would represent an additional approximately 60.4% interest in our common stock. The ownership of 8.6 % of our outstanding shares of common stock and, if acquired, the ownership of additional shares of our common stock could permit CBI to have a significant impact on the result of any vote of our stockholders. In fact, if CBI were to acquire more than 50% of our outstanding shares of common stock it could elect our entire board of directors and approve any matter submitted to our stockholders. In general, CBI’s interest in our operating partnership will entitle it to share in cash distributions from, and in the profits and losses of, our operating partnership in proportion to its percentage ownership. In addition, the operating partnership agreement of our operating partnership grants CBI the right to nominate (i) if there is an even number of directors, 50% of the number of directors minus one; or (ii) if there is an odd number of directors, 50% of the number of directors minus 0.5. If, in connection with a redemption request, a significant portion of CBI’s operating partnership units are exchanged for shares of our common stock, CBI could have the ability to elect a majority of our directors.

Pursuant to the terms of the operating partnership agreement of our operating partnership, subject to certain exceptions, as long as CBI and entities controlled by CBI own at least 20% of the outstanding operating partnership units of our operating partnership, CBI’s consent will be required in order for the general partner to undertake certain actions, including: amending or terminating the partnership agreement of our operating partnership, transferring its general partnership interest or admitting an additional or successor general partner, withdrawing as a general partner, approving on behalf of the operating partnership a general assignment for the benefit of creditors or instituting a proceeding for bankruptcy by our operating partnership, or approving on behalf of the operating partnership a merger, consolidation or certain other change of control transactions.

As a result, CBI has the ability to exercise significant influence over us, including with respect to decisions relating to our capital structure, issuing additional shares of our common stock or other equity securities, making distributions, incurring additional debt, making acquisitions, selling properties or other assets, merging with other companies and undertaking other extraordinary transactions. In any of these matters, the interests of CBI may differ from or conflict with the interests of our other stockholders.

Our Chairman is the former President and Chief Executive Officer and is the current Vice Chairman of the Board of Directors of CBI. In addition, some of our directors and executive officers own common stock of CBI, options and other instruments, the value of which is related to the value of common stock of CBI, which could create, or appear to create, conflicts of interest that could result in our not acting on opportunities on which we would otherwise act.

Our Chairman is the former President and Chief Executive Officer and is the current Vice Chairman of the board of directors of CBI. In addition, some of our directors and executive officers own a substantial amount of CBI common stock, options and other instruments, the value of which is related to the value of common stock of CBI. The direct and indirect interests of our directors and executive officers in common stock of CBI, and us, could create, or appear to create, conflicts of interest with respect to decisions involving both us and CBI that could have different implications for CBI than they do for us. These decisions could, for example, relate to:

•	disagreement over corporate opportunities;

•	competition between CBI and us;

•	management stock ownership;

•	employee retention or recruiting;

•	our distribution policy; and

•	the services and arrangements from which we benefit as a result of our relationship with CBI.

Potential conflicts of interest could also arise if we enter into any new commercial arrangements with CBI in the future, or if CBI decides to compete with us in any of our product categories. Our directors and executive officers who have interests in both CBI and us may also face conflicts of interest with regard to the allocation of their time between CBI and us.

As a result of any such conflicts of interest, we may be precluded from certain opportunities on which we would otherwise act, including growth opportunities, which may negatively affect our business, financial condition and results of operations.

Our charter and bylaws and the partnership agreement of our operating partnership contain provisions that may delay, defer or prevent an acquisition of our common stock or a change in control.

Our charter and bylaws contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interests, including the following:

•

Our Charter Contains Restrictions on the Ownership and Transfer of Our Stock. In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elect to be taxed as a REIT. Subject to certain exceptions, our charter prohibits any stockholder from owning beneficially or constructively more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock, or 9.8% in value of the aggregate of the outstanding shares of all classes or series of our stock. We refer to these restrictions collectively as the “ownership limits.” The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding common stock or the outstanding shares of all classes or series of our stock by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Our charter also prohibits any person from owning shares of our stock that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares of our common stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void.

These ownership limits may prevent a third-party from acquiring control of us if our board of directors does not grant an exemption from the ownership limits, even if our stockholders believe the change in control is in their best interests. Our board of directors has granted CBI exemptions from the ownership limits applicable to other holders of our common stock, subject to certain initial and ongoing conditions designed to protect our status as a REIT, including the receipt of an IRS private letter ruling or an opinion of counsel from a nationally recognized law firm that the exercise of any such exemption should not cause any rent payable by CBI to jeopardize our REIT status.

•

Our Board of Directors Has the Power to Cause Us to Issue Additional Shares of Our Stock without Stockholder Approval. Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our shares of common stock or otherwise be in the best interests of our stockholders.

Provisions in the partnership agreement of our operating partnership also may delay, or make more difficult, a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interests. These provisions include, among others:

•	redemption rights of CBI;

•

rights of certain holders of operating partnership units of our operating partnership, including CBI and its controlled entities, to approve certain change of control transactions involving us, which rights apply at any time that CBI and its controlled entities own at least 20% of the outstanding shares of our common stock (assuming all outstanding operating partnership units, excluding operating partnership units held by us or the general partner, have been exchanged for shares of our common stock);

•	transfer restrictions on operating partnership units; and

•

the right of CyrusOne GP, as general partner, in some cases, to amend the partnership agreement of our operating partnership and to cause the operating partnership to issue partnership interests with terms that could delay, defer or prevent a merger or other change of control of us or our operating partnership without the consent of the limited partners.

Certain provisions of Maryland law may limit the ability of a third-party to acquire control of us.

Certain provisions of the MGCL may have the effect of inhibiting a third-party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder and us for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

•

“control share” provisions that provide that holders of “control shares” of our company (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

Pursuant to the Maryland Business Combination Act, our board of directors has by resolution exempted from the provisions of the Maryland Business Combination Act business combinations (i) between CBI or its affiliates and us and (ii) between any other person and us, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person). Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that these exemptions or resolutions will not be amended or eliminated at any time in the future.

Additionally, Title 3, Subtitle 8 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not have.

We assumed liabilities in connection with the formation transactions, including unknown liabilities.

As part of the formation transactions, we assumed existing liabilities of the data center business of CBI, including, but not limited to, liabilities in connection with our properties, some of which may be unknown or unquantifiable. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants, vendors or other persons dealing with the entities, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. In connection with the formation transactions, the Contributors have made certain limited representations and warranties to us regarding potential material adverse impacts on the properties and entities acquired by us in the formation transactions and agreed to indemnify us with respect to claims for breaches of those representations and warranties brought by us within one year of the completion of the formation transactions. However, such indemnification generally is limited to 10% of the consideration paid to CBI and its affiliates in the formation transactions and, with respect to issues at any particular property, 10% of the consideration paid to CBI and its affiliates with respect to such property, and is subject to a 1% deductible. Accordingly, such indemnification may not be sufficient to cover all liabilities assumed, and we are not entitled to indemnification from any other sources in connection with the formation transactions. In addition, because many liabilities, including tax liabilities, may not be identified within such period, we may have no recourse against the Contributors for these liabilities.

Risks Related to Status as a REIT

If we do not qualify as a REIT or we fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.

We intend to continue to operate in a manner that will allow us to qualify as a REIT commencing with our taxable year ending December 31, 2013. We have received an opinion of our special REIT tax counsel (“Special Tax Counsel”), with respect to our qualification as a REIT in connection with our initial public offering. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinion of Special Tax Counsel represents only the view of Special Tax Counsel based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. The opinion is expressed as of the date issued. Special Tax Counsel will have no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Special Tax Counsel and our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis, the results of which will not be monitored by Special Tax Counsel. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.

We have received a private letter ruling from the IRS with respect to certain issues relevant to our qualification as a REIT. In general, the ruling provides, subject to the terms and conditions contained therein, that certain structural components of our properties (e.g., relating to the provision of electricity, heating, ventilation and air conditioning, regulation of humidity, security and fire protection, and telecommunication services) and intangible assets, and certain services that we or CBI may provide, directly or through subsidiaries, to our tenants, will not adversely affect our qualification as a REIT. Although we may generally rely upon the ruling, no assurance can be given that the IRS will not challenge our qualification as a REIT on the basis of other issues or facts outside the scope of the ruling.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential rates. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends, could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, in order for us to qualify as a REIT (assuming that certain other requirements are also satisfied) so that U.S. federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code.

From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, in order to meet the REIT qualification requirements, we may hold some of our assets or conduct certain of our activities through one or more TRSs or other subsidiary corporations that will be subject to federal, state, and local corporate-level income taxes as regular C corporations. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s length basis. Any of these taxes would decrease cash available for distribution to our stockholders.

Complying with REIT requirements may cause us to liquidate or forgo otherwise attractive opportunities.

To qualify as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

In addition to the asset tests set forth above, to continue to qualify as a REIT we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our stockholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction that we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.

CBI may in the future acquire a significant percentage of our stock, which may result in a penalty tax if it causes certain rents we receive to be non-qualifying rents for purposes of the REIT requirements.

As described above, as of January 24, 2013, CBI owned approximately 8.6% of our common stock and a majority of our operating partnership’s operating partnership units. In certain circumstances, CBI may be able to exchange those units for shares of our common stock, and any such exchange may result in CBI owning a significant percentage of our common stock. We have granted CBI a waiver of the ownership restrictions contained in our charter, subject to certain initial and ongoing conditions designed to protect our status as a REIT, including the receipt of an IRS private letter ruling or an opinion of counsel from a nationally recognized law firm that the exercise of any such exemption should not cause any rent payable by CBI to jeopardize our REIT status. Such an opinion of counsel or a private letter ruling will be based on certain facts and assumptions, which, if incorrect, could result in certain rents we receive being treated as non-qualifying income for purposes of the REIT requirements. An opinion of counsel is not binding on the IRS or a court, so there can be no certainty that the IRS will not challenge the conclusions reflected in the opinion or that a court would not sustain such a challenge. Even if we have reasonable cause for a failure to meet the REIT income tests as a result of receiving non-qualifying rental income, we would nonetheless be required to pay a penalty tax in order to retain our REIT status.

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences to our investors and us of such qualification.

Risks Related to our Debt and Equity Securities

Our cash available for distribution to stockholders may not be sufficient to make distributions at expected levels, and we may need to borrow in order to make such distributions; consequently, we may not be able to make such distributions in full.

If cash available for distribution generated by our assets is less than our estimate or if such cash available for distribution decreases in future periods from expected levels, our inability to make the expected distributions could result in a decrease in the market price of our common stock. Distributions made by us will be authorized and determined by our board of directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including restrictions under applicable law and our capital requirements. We may not be able to make or sustain distributions in the future. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

Future offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities which may be senior to our common stock for purposes of distributions or upon liquidation, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on distribution payments that could limit our ability to make a distribution to the holders of our common stock. Since our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

Increases in market interest rates may cause potential investors to seek higher dividend yields and therefore reduce demand for our common stock and result in a decline in our stock price.

One of the factors that may influence the price of our common stock is the dividend yield on our common stock (the amount of dividends as a percentage of the price of our common stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of our common stock to expect a higher dividend yield, which we may be unable or choose not to provide. Higher interest rates would likely increase our borrowing costs and potentially decrease the cash available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decline.

The number of shares available for future sale could adversely affect the market price of our common stock.

We cannot predict whether future issuances of shares of our common stock or the availability of shares of our common stock for resale in the open market will decrease the market price per share of our common stock. Sales of a substantial number of shares of our common stock in the public market, either by us or by holders of operating partnership units upon exchange of such operating partnership units for our common stock, or the perception that such sales might occur, could adversely affect the market price of the shares of our common stock. CBI, as a holder of the operating partnership units issued in the formation transactions, will have the right to require us to register with the SEC the resale of the common stock issuable, if we so elect, upon redemption of these operating partnership units. CBI is restricted from exercising its redemption rights prior to the first anniversary of the completion of our initial public offering. In addition, we registered shares of common stock that we have reserved for issuance under our 2012 Long Term Incentive Plan, and they can generally be freely sold in the public market, assuming any applicable restrictions and vesting requirements are satisfied. In addition, except as described in connection with our initial public offering, we, CBI and our directors and executive officers agreed with the underwriters of our initial public offering not to offer, sell, contract to sell, pledge or otherwise dispose of any shares of common stock or securities convertible or exchangeable into our common stock (including operating partnership units) for a period of 180 days, with respect to us and our directors and executive officers, and 12 months, with respect to CBI, after the completion of our initial public offering; however, these lock-up agreements are subject to numerous exceptions and the representatives of the underwriters may waive these lock-up provisions without notice. If any or all of these holders cause a large number of their shares to be sold in the public market, the sales could reduce the trading price of our common stock and could impede our ability to raise future capital.

The market price and trading volume of our common stock may be volatile.

Prior to the completion of our initial public offering, there was not any public market for our common stock. Even if an active trading market develops for our common stock, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at a profit or at all. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.

Some of the factors that could negatively affect the market price of our common stock or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly results of operations or distributions;

•	changes in our funds from operations or earnings estimates;

•	publication of research reports about us or the real estate, technology or data center industries;

•	increases in market interest rates that may cause purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional debt we may incur in the future;

•	additions or departures of key personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community about our company or industry or the economy in general;

•	the occurrence of any of the other risk factors presented in this Annual Report on Form 10-K; and

•	general market and economic conditions.

Our earnings and cash distributions will affect the market price of shares of our common stock.

We believe that the market value of a REIT’s equity securities is based primarily upon market perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales, acquisitions, development or refinancing, and is secondarily based upon the value of the underlying assets. For these reasons, shares of our common stock may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes rather than distributing the cash flow to stockholders, these retained funds, while increasing the value of our underlying assets, may negatively impact the market price of our common stock. Our failure to meet market expectations with regard to future earnings and cash distributions would likely adversely affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The information set forth under the caption “Our Portfolio” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, from time to time we are subject to claims and administrative proceedings, none which are currently outstanding which we believe would have, individually or in the aggregate, a material effect on our business, financial condition and results of operations, liquidity and cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

A)	Market Information

Our common stock is listed on the NASDAQ Global Select Market under the symbol “CONE”. Our shares have only been publicly traded since January 18, 2013; as a result, we have not set forth quarterly information with respect to the high and low sales prices of our common stock and the dividends declared thereon for the two most recently completed fiscal years.

B)	Holders

As of March 14, 2013, CyrusOne Inc. had 259 shareholders of record and 21,884,703 outstanding shares.

C)	Distribution Policy

No distributions were declared in 2012. We intend to make regular quarterly distributions to holders of our common stock and partnership units. We intend to make an initial distribution to holders of record as of March 29, 2013 of $0.16 per share. On an annualized basis, this would be $0.64 per share, or an annual distribution rate of approximately 3.4% based on the initial public offering price of $19 per share. We established this intended initial annual distribution rate based on our estimate of cash available for distribution for the 12 months ending December 31, 2013 unless actual results of operations, economic conditions or other factors differ materially from the assumptions used in our estimate. Distributions made by us will be authorized and determined by our board of directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including restrictions under applicable law and other factors. If we have underestimated our cash available for distribution, we may need to increase our borrowings in order to fund our intended distributions. We expect that, at least initially, our distributions may exceed our net income under accounting principles generally accepted in the United States of America (“U.S. GAAP”) because of non-cash expenses included in net income. Notwithstanding the foregoing, the covenants contained in the revolving credit facility and the indenture do not restrict our ability to pay dividends or distributions to our stockholders to the extent (i) no event of default or certain other specified defaults exist or are continuing under the revolving credit facility and indenture and (ii) we reasonably believe in good faith that we qualify as a REIT under the Code and the payment of such dividend or distribution is necessary either to maintain our status as a REIT or to enable us to avoid payment of any tax that could be avoided by reason of such dividend or distribution.

D)	Recent Sales of Unregistered Securities

As part of the formation transactions, we issued 44,102,556 of the outstanding partnership units of our operating partnership to CBI, after giving effect to an approximately 2.8-to-1 unit reverse split immediately prior to the completion of our initial public offering. In connection with the completion of our initial public offering, on January 24, 2013, we issued 374,279 shares of our common stock to CBI in exchange for the satisfaction and discharge of intercompany indebtedness related to CBI’s incurrence of certain offering expenses on our behalf. In addition, on the same date, CBI also exchanged approximately 1.5 million partnership units for CyrusOne common stock. We have a pre-existing relationship with CBI, and the sale of our common stock and the operating partnership units was effected under an exemption from registration provided by Section 4(a)(2) of the Securities Act. In addition, we also issued approximately 1,000,000 shares of our common stock to directors and employees. Vesting of those shares is contingent upon completion of service.

On January 24, 2013, we completed our initial public offering of common stock pursuant to a Registration Statement on Form S-11, as amended (Reg. No. 333-183132) that was declared effective on January 17, 2013.

Under the registration statement, we registered 18,975,000 shares of our common stock. All of the 18,975,000 shares of common stock registered under the registration statement, which included 2,475,000 shares of our common stock covered by an over-allotment option granted to the underwriters, were sold at a price to the public of $19.00 per share. Morgan Stanley & Co. LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as representatives of the underwriters. The offering commenced on January 17, 2013 and was closed on January 24, 2013. The closing of the over-allotment portion of the offering also occurred on January 24, 2013. As a result of the initial public offering, we raised a total of $360.5 million in gross proceeds, and retained approximately $337.1 million in net proceeds after deducting underwriting discounts and commissions of $23.4 million. We used the entire amount of the net proceeds from the offering to purchase approximately 19.0 million of CyrusOne LP’s operating partnership units. CyrusOne LP will use the proceeds it received from us to fund future acquisitions of real estate, development of real estate, recurring real estate expenditures and other non-real estate capital expenditures and general working capital. Pending application of such cash proceeds, we are investing the net proceeds from our initial public offering in interest bearing accounts and short-term, interest bearing securities, which are consistent with our intention to qualify for taxation as a REIT.

E)	Issuer Purchases of Equity Securities

Not applicable for the year ended December 31, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating data on a combined historical basis.

CBI has operated its Cincinnati-based data center business for over 10 years; in addition, it acquired GramTel, a data center operator in South Bend, Indiana and Chicago, Illinois, for approximately $20 million in December 2007; and it acquired Cyrus Networks, a data center operator based in Texas, for approximately $526 million, net of cash acquired, in June 2010. As part of the formation transactions completed on November 20, 2012, certain subsidiaries of CBI contributed these assets and operations to our operating partnership, CyrusOne LP.

The financial information as of December 31, 2012 and 2011 and for each of the years ended December 31, 2012, 2011 and 2010 has been derived from our audited combined financial statements included elsewhere in this Form 10-K. The historical financial information as of December 31, 2010, 2009 and 2008, and for the years ended December 31, 2009, and 2008 has been derived from the Predecessor’s combined financial statements not included in this Form 10-K.

You should read the following selected financial data in conjunction with our combined historical financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K.

	Year ended December 31,
(dollars in millions)	2012	2011	2010 (a)	2009	2008
Statement of Operations Data:
Revenue	$220.8	$181.7	$127.5	$74.1	$56.1

Costs and expenses:
Property operating expenses	76.0	58.2	43.9	31.0	24.9
Sales and marketing	9.7	9.1	6.8	5.1	3.7
General and administrative	20.7	12.5	7.0	4.2	7.3
Depreciation and amortization	73.4	55.5	36.2	18.0	11.4
Transaction costs (b)	5.7	2.6	9.0	—	—
Management fees charged by CBI (c)	2.5	2.3	3.6	1.5	1.3
Loss on sale of receivables to affiliate (d)	3.2	3.5	1.8	1.2	0.2
Restructuring costs (e)	—	—	1.4	—	—
Asset impairments (f)	13.3	—	—	—	—

Operating income	16.3	38.0	17.8	13.1	7.3
Interest expense	41.8	32.9	11.5	3.1	1.5
Loss on extinguishment of debt (g)	—	1.4	—	—	—
Income tax (benefit) expense	(5.1)	2.2	2.7	3.9	2.3

(Loss) income from continuing operations	(20.4)	1.5	3.6	6.1	3.5
(Gain) loss on sale of real estate improvements (h)	(0.1)	—	0.1	—	—

Net (loss) income	$(20.3)	$1.5	$3.5	$6.1	$3.5

Balance Sheet Data (at year end):
Investment in real estate, net	$706.9	$529.0	$403.7	$248.7	$236.2
Total assets	1,210.9	954.7	862.3	279.6	270.7
Debt (i)	557.2	523.1	452.0	69.7	64.4
Other financing arrangements (j)	60.8	48.2	32.5	—	—
Parent’s net investment (k)	500.1	311.5	317.8	163.4	158.3
Other Financial Data:
Capital expenditures	$228.3	$117.5	$29.3	$20.7	$74.5

(a)	In June 2010, the Predecessor completed the acquisition of Cyrus Networks. The results of operations of this business are included in the Predecessor’s results from the acquisition date.

(b)	Represents legal, accounting and consulting fees incurred in connection with the formation transactions, our qualification as a REIT and completed and potential business combinations.
(c)	Represents management fees charged by CBI for services it provided to the Predecessor including executive management, legal, treasury, human resources, accounting, tax, internal audit and IT services. See Note 14 to our audited combined financial statements included elsewhere in this 10-K.
(d)	Represents the sale by the Predecessor of most of its trade and other accounts receivable to Cincinnati Bell Funding LLC (“CBF”), a bankruptcy-remote subsidiary of CBI, at a 2.5% discount to the receivables’ face value. Effective October 1, 2012, we terminated our participation in this program.
(e)	Represents a restructuring charge recognized in 2010 to terminate a legacy sales commission plan in order to transition to a common plan for all commissioned employees.
(f)	Reflects asset impairments recognized on a customer relationship intangible and property and equipment primarily related to our GramTel acquisition.
(g)	Represents the termination of the financing obligation for one of our facilities by purchasing the property from the former lessor. A loss of $1.4 million was recognized upon the termination of this obligation.
(h)	Represents the (gain) loss that was recognized on the sale of generators in connection with upgrading of the equipment at various data center facilities.
(i)	As of December 31, 2012, debt consists of our $525 million senior notes due 2022 and capital lease obligations. For prior periods, debt reflects related party note payable and capital lease obligations.
(j)	Other financing arrangements represent leases of real estate where we were involved in the construction of structural improvements to develop buildings into data centers. When we bear substantially all the construction period risk, such as managing or funding construction, we are deemed to be the accounting owner of the leased property. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations. For these transactions, at the lease inception date, we recognize arrangements. The fair value of the leased building is recognized as an asset in investment in real estate and as a liability in other financing arrangements.
(k)	Parent’s net investment represents CBI’s net investment in CyrusOne Inc., CyrusOne GP, CyrusOne LP and its subsidiaries. Prior to November 20, 2012, these entities were not separate legal entities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our results of operations, financial condition and liquidity in conjunction with our combined financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business and the other non-historical statements contained herein are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.” You should also review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described herein or implied by such forward-looking statements

The combined financial statements included in this Form 10-K reflect the historical financial position, results of operations and cash flows of CyrusOne for all periods presented. Prior to November 20, 2012, the historical financial statements have been prepared on a “carve-out” basis from CBI’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to the data center business and include allocations of income, expenses, assets and liabilities from CBI. These allocations reflect significant assumptions, and the combined financial statements do not fully reflect what the financial position, results of operations and cash flows would have been had CyrusOne been a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of CyrusOne’s future results of operations, financial position and cash flows. The results of Cyrus Networks are included in these results from the date of its acquisition in June 2010, which affects comparability between periods.

Because we believe that a discussion of the historical results of the newly-formed registrant, CyrusOne, would not be meaningful on a standalone basis, we have set forth below a discussion of the historical operations of CyrusOne. Where appropriate, the following discussion includes analysis of the effects of the formation transactions, our initial public offering and related financing transactions.

Overview

Our Company. We are an owner, operator and developer of enterprise-class, carrier-neutral data center properties. Enterprise-class, carrier-neutral data centers are purpose-built facilities with redundant power, cooling and telecommunications systems and that are not network-specific, enabling customer interconnectivity to a range of telecommunications carriers.

We provide mission-critical data center facilities that protect and ensure the continued operation of IT infrastructure for over 500 customers. Our goal is to be the preferred global data center provider to the Fortune 1000. As of December 31, 2012, our customers included nine of the Fortune 20 and 115 of the Fortune 1000 or private or foreign enterprises of equivalent size. These 115 customers provided 76% of our annualized rent as of December 31, 2012. Additionally, as of December 31, 2012, our top 10 customers (including CBI) represented 45% of our annualized rent.

We cultivate long-term strategic relationships with our customers and provide them with solutions for their data center facilities and IT infrastructure challenges. Our offerings provide flexibility, reliability and security and are delivered through a tailored, customer service-focused platform that is designed to foster long-term relationships. We focus on attracting customers that have not historically outsourced their data center needs. We believe our capabilities and reputation for serving the needs of large enterprises will allow us to capitalize on the growing demand for outsourced data center facilities in our markets and in new markets where our customers are located or plan to be located in the future.

Our Portfolio. As of December 31, 2012, our property portfolio included 24 operating data centers in ten distinct markets (Austin, Chicago, Cincinnati, Dallas, Houston, London, Phoenix, San Antonio, Singapore and South Bend), collectively providing approximately 1,716,000 NRSF, and powered by approximately 135 MW of utility power. We own ten of the buildings in which our data center facilities are located. We lease the remaining 14 buildings, which account for approximately 600,000 NRSF, or approximately 35% of our total operating NRSF. These leased buildings accounted for 37% of our total annualized rent as of December 31, 2012. We also currently have 238,000 NRSF under development at two data centers in (Houston and Phoenix), and 803,000 NRSF of additional powered shell space under roof and available for development, and approximately 140 acres of land that are available for future data center facility development. Along with our primary product offering, leasing of colocation space, our customers are increasingly interested in ancillary office and other space. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers.

Business Model

Revenue Base. As of December 31, 2012, we had over 500 customers, many of which have signed leases for multiple sites and multiple services, amenities and/or features. We generate recurring revenues from leasing colocation space and nonrecurring revenues from the initial installation and set-up of customer equipment. We provide customers with data center services pursuant to leases with a customary initial term of three to five years, and, as of December 31, 2012, our leases had a weighted average of 2.3 years remaining based upon annualized rent. Lease expirations through 2015, excluding month-to-month leases, represent 38% of our total square footage or 63% of our aggregate annualized rent as of December 31, 2012. At the end of the lease term, customers may sign a new lease or automatically renew pursuant to the terms of their lease. The automatic renewal period could be for varying lengths, depending on the terms of the contract, such as for the original lease term, one year or month-to-month. As of December 31, 2012, 8% of the NRSF in our portfolio was subject to month-to-month leases.

Our management team focuses on minimizing recurring rent churn. We define recurring rent churn as any reduction in recurring rent due to customer terminations, net pricing reductions or service reductions as a percentage of the annualized rent at the beginning of the applicable period, excluding any impact from metered power reimbursements. For the year ended December 31, 2012, our recurring rent churn was 4.6%, which includes the termination of one lease for legacy data center space that had been utilized for over 20 years. The legacy data center space has been decommissioned and is expected to be developed into data center space that we believe will generate higher amounts of revenue than the prior lease. Excluding this lease, the recurring rent churn for the year ended December 31, 2012, was 3.6%. For the year ended December 31, 2011, we experienced a recurring rent churn of 3%, approximately half of which was attributable to customers that ceased using our facilities.

Costs and expenses. Our property operating expenses generally consist of electricity (including the cost to power data center equipment), salaries and benefits of data center operations personnel, real estate taxes, security, rent, insurance and other site operating and maintenance costs. Our property operating expenses are expected to increase as we expand our existing data center facilities and develop new facilities.

Our sales and marketing expenses consist of salaries and benefits of our sales personnel, marketing and advertising costs. Prior to January 1, 2011, sales and marketing expenses also included sales commissions for sales personnel for a legacy plan that paid commissions as a percentage of monthly recurring revenue. This plan was terminated effective December 31, 2010, in order to transition to a common plan that pays commissions at lease inception. Our sales and marketing expenses are expected to increase as our business continues to grow.

General and administrative expenses consist of salaries and benefits of senior management and support functions, legal costs and consulting costs. These costs are expected to increase in the near term as we augment our team and back office infrastructure, including IT systems, to support the growth and expansion of our business. In addition, we expect to incur additional compensation, legal, accounting, board fees and other governance costs to operate as an independent public company subject to the reporting and compliance requirements of the SEC and the Sarbanes-Oxley Act. We estimate these incremental costs to approximate $5.0 million annually, exclusive of stock compensation costs. In connection with the initial public offering, we issued equity awards to board members and employees. We estimate the annual incremental, non-cash compensation costs associated with those awards and other long term incentive awards to range from $11.0 million to $16.0 million. We anticipate that we will not be able to pass along these additional costs to our customers.

Depreciation and amortization expense consists of depreciation on both owned and leased property, amortization of intangible assets and amortization of deferred sales commissions. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties and expand our existing data center facilities.

Prior to November 2012, a portion of our operating expenses has been in the form of management fees allocated from CBI for services provided by CBI. Such management services include executive management, cash management, legal, treasury, human resources, accounting, tax, internal audit, risk management and other corporate services. Depending on the nature of the respective cost, our allocated cost for these services was based upon specific identification of costs incurred on our behalf or a reasonable estimate of costs incurred on our behalf, such as relative revenues. See Note 14 to our audited combined financial statements included in this report for additional detail. We entered into transition services agreements with CBI pursuant to which CBI will provide certain of these services, on an as needed basis, to the operating partnership.

Key Operating Metrics

Annualized Rent. We calculate annualized rent as monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2012, multiplied by 12. For the month of December 2012, customer reimbursements were $20.8 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Other companies may not define annualized rent in the same manner. Accordingly, our annualized rent may not be comparable to others. Management believes annualized rent provides a useful measure of our currently in place lease revenue.

Colocation Square Feet (“CSF”). We calculate CSF as the NRSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and IT equipment.

Utilization Rate. We calculate utilization rate by dividing CSF under signed leases for available space (whether or not the contract has commenced billing) by total CSF. Utilization rate differs from percent leased presented elsewhere in this report because utilization rate excludes office space and supporting infrastructure NRSF and includes CSF for signed leases that have not commenced billing. Management uses utilization rate as a measure of CSF leased.

Recurring Rent Churn. We calculate recurring rent churn as any reduction in recurring rent due to customer terminations, net pricing reductions or service reductions as a percentage of the annualized rent at the beginning of the applicable period, excluding any impact from metered power reimbursements.

Capital Expenditures. Expenditures that expand, improve or extend the life of real estate and non-real estate property are deemed capital expenditures. Management views its capital expenditures as comprised of acquisition of real estate, development of real estate, recurring real estate expenditures and all other non-real estate capital expenditures. Purchases of land or buildings from third parties represent acquisitions of real estate. Discretionary capital spending that expands or improves our data centers is deemed development of real estate. Replacements of data center assets are considered recurring real estate expenditures. Purchases of software, computer equipment and furniture and fixtures are included in all other non-real estate capital expenditures.

Factors That May Influence Future Results of Operations

Rental Income. Our revenue growth will depend on our ability to maintain our existing revenue base and to sell new capacity that becomes available as a result of our development activities. As of December 31, 2012, we have customer leases for approximately 78% of our CSF. Our ability to grow revenue will also be affected by our ability to maintain or increase rental rates at our properties. We believe the current rates charged to our customers generally reflect appropriate market rates based on square footage and power densities provided to the customer. As such, we do not anticipate significant rate increases or decreases in the aggregate as contracts renew. However, negative trends in one or more of these factors could adversely affect our revenue in future periods. Future economic downturns, regional downturns affecting our markets or oversupply of, or decrease in demand for, data center colocation services could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, and this could adversely affect our ability to maintain or increase revenues.

Leasing Arrangements. As of December 31, 2012, 39% of our leased NRSF has been to customers on a full-service gross basis. Under a full-service gross model, the customer pays a fixed monthly rent amount, and we are responsible for all data center facility electricity, maintenance and repair costs, property taxes, insurance and other utilities associated with that customer’s space. For leases under this model, fluctuations in our customers’ monthly utilization of power and the prices our utility providers charge us impact our profitability. As of December 31, 2012, 61% of our leased NRSF has been to customers with separately metered power. Under the metered power model, the customer pays us a fixed monthly rent amount, plus its actual costs of sub-metered electricity used to power its data center equipment, plus an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. We are responsible for all other costs listed in the description of the full-service gross model above. Fluctuations in a customer’s utilization of power and the supplier pricing of power do not impact our profitability under the metered power model. In future periods, we expect more of our contracts to be structured to bill power on a metered power basis.

Growth and Expansion Activities. Our ability to grow our revenue and profitability will depend on our ability to acquire and develop data center space at an appropriate cost and to lease the data center space to customers on favorable terms. During the year ended December 31, 2012, we completed development of approximately 310,000 NRSF, primarily in Phoenix, Austin, Dallas, Houston and San Antonio, bringing our total operating NRSF to approximately 1,716,000 at December 31, 2012. For the year ended December 31, 2012, our average cost of development was approximately $675 per square foot. Fluctuations may occur in our average cost of development per CSF from period to period based on power density, customer requirements (such as required resiliency level) and the type of property. Our portfolio, as of December 31, 2012, also included approximately 238,000 NRSF under development as well as 803,000 NRSF of additional powered shell space under roof and available for development. In addition, we have approximately 140 acres of land that are available for future data center facility development. We expect that the eventual construction of this future development space will enable us to accommodate a portion of the future demand of our existing and future customers and increase our future revenue, profitability and cash flows.

Scheduled Lease Expirations. Our ability to maintain low recurring rent churn and renew expiring customer leases on favorable terms will impact our results of operations. As of December 31, 2012, 8% of the NRSF in our portfolio was subject to month-to-month leases. Our data center uncommitted capacity as of that date was approximately 413,000 NRSF. Excluding month-to-month leases, leases representing 18% and 7% of our total NRSF were scheduled to expire in 2013 and 2014, respectively. These leases represented approximately 36% and 14% of our annualized rent as of December 31, 2012. Month-to-month leases represented 8% of our annualized rent as of December 31, 2012. Our recurring rent annual churn for 2012 and 2011 was 4.6% and 3%, respectively.

Conditions in Significant Markets. Our operating properties are located primarily in the Dallas and Houston metro areas of Texas and the Cincinnati, Ohio metro area. These markets comprised 20%, 37% and 37%, respectively, of our annualized rent as of December 31, 2012. Positive or negative conditions in these markets could impact our overall profitability.

Related Party Transactions

The following related party transactions are based on agreements and arrangements that were in place as of December 31, 2012. See Note 14 to our audited combined financial statements for additional information on these arrangements.

We lease colocation space in our data centers to Cincinnati Bell Telephone Company LLC (“CBT”) and Cincinnati Bell Technology Solutions (“CBTS”) subsidiaries of CBI. Revenue recognized from these arrangements was $5.4 million, $4.4 million and $2.0 million in 2012, 2011 and 2010, respectively. In November 2012, we entered into separate data center colocation agreements with CBT and CBTS whereby we will continue to lease colocation space to each of them at certain of our data centers. The data center colocation agreement with CBT provides for CBT’s lease of data center space, power and cooling in our West Seventh Street (7th St.), Kingsview Drive (Lebanon), Knightsbridge Drive (Hamilton) and Industrial Road (Florence) data center facilities for a period of five years at an aggregate rate of $3.8 million per year. Our data center colocation agreement with CBTS provides for CBTS’s lease of data center space, power and cooling in our West Seventh Street (7th St.), Kingsview Drive (Lebanon) and Industrial Road (Florence) data center facilities for a period of five years at an aggregate rate of $1.6 million per year. Both agreements are renewable for an additional five year term at market rates.

CBT occupies space in our 229 West Seventh Street facility that is utilized in its network operations. In November 2012, in connection with our purchase of this property, we entered into an agreement to lease this space to CBT for a period of five years, with three renewal options of five years each, at an initial annual base rent of approximately $0.1 million, plus a proportionate share of building operating costs. Commencing on January 1, 2014, and on January 1 of each year thereafter, such base rent shall increase by 1% of the previous year’s base rent. Revenue earned from this lease was less than $0.1 million in 2012, with no such revenue in prior years.

In November 2012, we entered into agreements to lease office space to CBT at our Goldcoast Drive (Goldcoast) data center facility and to CBTS at our Parkway (Mason) data center facility. The aggregate annual base rent for these spaces will be approximately $0.3 million per year. The term of these agreements are five years each. Both agreements contain three five-year renewal options at market rates. Revenue earned from these leases was $0.3 million in both 2012 and 2011, and $0.2 million in 2010.

In January 2012, we entered into a transition services agreement to provide CBTS with network interface services. Revenue recognized for these services was $0.5 million in 2012, with no such revenue in prior years. In November 2012, we entered into a new transition services agreement with CBTS where we will continue to provide them with network interface services. The annual fee to be paid by CBTS for these services is approximately $0.5 million, which may decline in future periods as CBTS migrates its network interfaces onto an independent architected and managed CBTS network. These services will be provided on a month-to-month basis, until such time the services in question have been fully transitioned, which we expect may be as long as 24 months.

As of December 31, 2012, CBTS continues to be the named lessor for two data center leases. Revenues associated with these leases were $14.3 million, $14.2 million, and $13.1 million in 2012, 2011, and 2010, respectively. In 2012, we entered into an agreement with CBTS whereby we perform all obligations of CBTS under the lease agreements. CBTS confers the benefits received under such lease agreements to us and CBTS is granted sufficient usage rights in each of our data centers so that it remains as lessor under each such lease agreement. In addition, CBTS will continue to perform billing and collections on these accounts.

In January 2012, we entered into a transition services agreement with CBTS where CBTS provided us with network support, services calls, monitoring and management, storage and backup and IT systems support. Expense recognized for these services was $1.5 million in 2012, with no such costs in prior years. In November 2012, we entered into new services agreements with CBT and CBTS. Under the CBTS services agreement, CBTS has agreed to provide us with certain managed storage and backup services. These services will be provided on a month-to-month basis, and charges will be based on the variable amount of gigabytes managed by CBTS each month. CBTS will charge us a rate of $0.56 per gigabyte, and the annual fee to be paid by us for these services is approximately $0.2 million. We expect that services under this agreement may extend for as long as 36 months.

Under the CBT services agreement, CBT provides us with connectivity services for a period of five years related to several of our data center facilities. These services are related to the use of fiber and circuit assets that are currently a part of the CBI network. The annual fee for these services will be $0.9 million, subject to reduction if we terminate certain services. Expense recognized from this arrangement was $0.7 million in 2012, with similar amounts in 2011 and 2010.

In October 2012, we purchased the property located at 229 West Seventh Street, included as one of our 24 operating facilities, which we had formerly leased from CBT. The purchase price was $18 million, which was in the form of a promissory note payable on demand by CBT. Interest on the note accrued at the rate of 10% per annum. This promissory note was repaid in connection with the closing of the formation transactions on November 20, 2012, with a portion of the net proceeds from our senior notes offering. CBT continues to own the adjacent property that was historically operated together with 229 West Seventh Street as one property. We also executed a reciprocal easement and shared services agreement and a right of first opportunity and refusal agreement with CBT with respect to such properties. Pursuant to the reciprocal easement and shared services agreement, we granted reciprocal easements to each other; CBT has easements for continued use of portions of our building and CBT provides fuel storage, fire suppression and other building services to us; and we provide chilled water, building automation systems related to heating ventilation and air conditioning and other building services to CBT. The shared services agreement is expected to continue for a period of 15 years with five renewal options of five years each. Initially, we are responsible for operating and managing the service facilities for both buildings. Each party will bear its own utility costs, as well as property taxes and insurance. Shared building operating costs will be charged to each party on the basis of the actual costs incurred, allocated based on the proportionate share of usage. Each party will also pay the other party less than $0.2 million per year to maintain shared building infrastructure systems. This agreement contains a make-whole provision that requires us to make a payment to CBT if CBT’s carrier access revenue declines below $5.0 million per annum as a result of certain actions taken by us which result in circuit disconnections or reductions at CBT. The term of this make-whole provision is approximately four years.

Pursuant to the right of first opportunity and refusal agreement, we and CBT have agreed to grant to each other rights of first opportunity and first refusal to purchase each other party’s property in the event that either party desires to sell its property to a non-affiliate third party.

In November 2012, we also entered into an agreement to lease space at CBT’s 209 West Seventh Street facility for a period of five years, with three renewal options of five years each. The initial annual base rent will be approximately $0.1 million per year, plus our proportionate share of building operating costs. Commencing on January 1, 2014, and on January 1 of each year thereafter, such base rent shall increase by 1% of the previous year’s base rent. Expense recognized from this arrangement was less than $0.1 million in 2012, and $0.4 million in 2011 and 2010.

On November 20, 2012, we also entered into a non-competition agreement with CBI, pursuant to which we and CBI agreed not to enter into each other’s lines of business, subject to certain exceptions for a period of four years from such date. Pursuant to the terms of this agreement, we agreed not to directly or indirectly engage in, or have any interest in any entity that engages in, the business of providing telecommunications services in certain areas of Ohio, Kentucky and Indiana in which CBI operates as of such date. We also agreed not to seek, request or apply for any certification or license to provide telecommunications services in such areas during the term of the agreement. CBI agreed not to directly or indirectly engage in, or have any interest in any entity that engages in, the business of constructing and selling, operating or providing data center services in the United States or any foreign jurisdiction in which we operate. However, CBI may continue to offer certain data center services, provided that such services are ancillary to its provision of existing IT services, and CBI does not own, lease or is contracted to own, lease or manage the data center infrastructure of the facility in which such existing IT services are being provided.

Services Performed by CBI and Other Affiliates

Transition Services

Prior to November 20, 2012, CBI provided various management services, including executive management, cash management, legal, treasury, human resources, accounting, tax, internal audit and risk management services. Our allocated cost for these services was based upon specific identification of costs incurred on our behalf or a reasonable estimate of costs incurred on our behalf, such as relative revenues. Our allocated cost for management services was $2.5 million, $2.3 million, and $3.6 million in 2012, 2011, and 2010, respectively. In November 2012, we entered into a transition services agreement with CBI pursuant to which CBI will continue to provide certain of these services, on an as needed basis to the operating partnership one year from the date of our initial public offering, provided, however, that the agreement or the provision of a particular service to be provided thereunder may be terminated for convenience by us upon 30 days’ prior written notice. The fees for these services will be based on actual hours incurred for these services at negotiated hourly rates or a negotiated set monthly fee.

Other Services

Some of our employees participated in pension, postretirement, health care, and stock-based compensation plans sponsored by CBI or an affiliate. Our allocated costs for employee benefits was determined by specific identification of the costs associated with our participating employees or based upon the percentage our employees represent of total participants. Our allocated employee benefit plan costs were $3.5 million, $1.8 million, and $1.1 million in 2012, 2011, and 2010, respectively. See Notes 12 and 13 to the audited combined financial statements for further details. Effective January 1, 2013, all our employees were covered by our own benefit and incentive plans.

We also participated in centralized insurance programs managed by CBI which included coverage for general liability, workers’ compensation, automobiles and various other risks. CBI has third-party insurance policies for certain of these risks and is also self-insured within certain limits. CBI’s self-insured costs have been actuarially determined based on the historical experience of paid claims. Our allocated cost for participation in these programs was determined on the basis of revenues, headcount or insured vehicles. Our allocated insurance costs were $0.4 million, $0.4 million, and $0.2 million in 2012, 2011, and 2010, respectively. Subsequent to our initial public offering, we will maintain our own commercial insurance policies.

Effective January 1, 2012, we entered into marketing agreements with CBT and CBTS to appoint these affiliates as CyrusOne’s authorized marketing representatives. Pursuant to the terms of these agreements, we pay these affiliates a commission for all new leases for space they attain, which is calculated as a percentage of the first month’s recurring revenue with respect to such space, which ranges from 30% to 140%, depending on the lease term. For the year ended December 31, 2012, commissions incurred pursuant to these arrangements were $0.3 million, with no such costs in prior years. The term of these agreements expired on December 31, 2012.

Financing and Cash Management Arrangements

On November 20, 2012, CyrusOne LP co-issued, with CyrusOne Finance Corp., $525 million of Senior Notes from which the net proceeds were approximately $512 million. The Senior Notes bear interest at a rate of 6.375% per annum and mature in 2022. A portion of the proceeds of the Senior Notes issuance was utilized to repay approximately $480 million of related party notes payable. The remaining balance of related party notes payable was not contributed to CyrusOne LP.

On November 20, 2012, CyrusOne LP also entered into a $225 million revolving credit facility with a syndicate of financial institutions. The obligations under the revolving credit facility are guaranteed by CyrusOne and CyrusOne GP, as well as certain of CyrusOne LP’s existing and future wholly-owned domestic subsidiaries, subject to certain exceptions. All obligations under the revolving credit facility, and the guarantees of those obligations, will be secured by substantially all of our assets, subject to certain exceptions. We intend to use this revolving credit facility, among other things, to finance the acquisition of properties, provide funds for customer improvements and capital expenditures and provide for working capital and for other corporate purposes. The revolving credit facility contains customary covenants for credit facilities of this type. In 2012, there were no outstanding borrowings on this revolving credit facility.

In conjunction with the completion of the above described financing transactions, CyrusOne was released from its guarantee of CBI’s indebtedness.

Prior to the completion of the formation transactions on November 20, 2012, the Predecessor participated in CBI’s centralized cash management program. On a periodic basis, all of our excess cash was transferred to CBI’s corporate cash accounts. Likewise, substantially all funds to finance our operations, including acquisitions and development costs, were funded by CBI. As of December 31, 2011, advances and borrowings under this program were $9.6 million and $212.1 million, respectively. These advances and borrowings were governed by an intercompany cash management agreement. Effective November 19, 2010, all advances and borrowings were subject to interest at the average 30-day Eurodollar rate for the calendar month plus the applicable credit spread for Eurodollar rate borrowings charged for CBI’s revolving line of credit. Prior to such date, the interest rate applied to such advances and borrowings was CBI’s short-term borrowing rate. The average rate earned or charged was 5.0% in both 2012 and 2011 and 4.2% in 2010. As of November 20, 2012, $80 million of these borrowings were repaid and the remaining outstanding borrowings were not contributed to CyrusOne LP and there were no borrowings outstanding at December 31, 2012. As of December 31, 2011, borrowings of $80.2 million were presented within due to affiliates and related party notes payable in the accompanying combined financial statements. Net interest expense recognized on notes due to or from related parties was $7.0 million in 2012, and $1.1 million in 2011 and 2010.

On December 31, 2010, CBI restructured its data center legal entities, including intercompany borrowings. In conjunction with this restructuring. The Predecessor issued a $400 million note to CBI, which bore interest at 7.25%. On November 20, 2012, this note was repaid in full. Interest on this note was settled monthly through CBI’s centralized cash management program. Interest expense of approximately $26 million and $29 million was recognized on this note for the year ended December 31, 2012 and 2011, respectively, with no such cost in 2010.

Historically, CBI had arranged for a $16.9 million letter of credit to be issued to guarantee certain performance commitments of the Predecessor. This letter of credit expired without renewal as of December 26, 2012. The Predecessor reimbursed CBI for the out-of-pocket costs related to this letter of credit.

Prior to October 1, 2012 we participated in an accounts receivable securitization program sponsored by CBI for certain of its subsidiaries. Under this program, we continuously sold certain trade accounts receivable to CBF at a 2.5% discount to receivables’ face value. In turn, CBF granted, without recourse, a senior undivided interest in the pooled receivables to various purchasers, including commercial paper conduits, in exchange for cash. The loss on sale of our accounts receivable in accordance with this program was $3.2 million, $3.5 million, and $1.8 million in 2012, 2011 and 2010, respectively. Effective October 1, 2012, we terminated our participation in this accounts receivable securitization program.

Because most of our receivables were sold, the Predecessor incurred an inconsequential amount of bad debt expense in 2012, 2011, and 2010. If this accounts receivable securitization program had not been in place, incremental bad debt expense would have been $0.2 million in 2012 and 2011, and less than $0.1 million in

2010. Effective October 1, 2012, we terminated our participation in this accounts receivable securitization program.

Results of Operations

Comparison of Years Ended December 31, 2012 and 2011

(dollars in millions)	2012	2011	$ Change 2012 vs. 2011	% Change 2012 vs. 2011
Revenue	$220.8	$181.7	$39.1	22%
Costs and expenses:
Property operating expenses	76.0	58.2	17.8	31%
Sales and marketing	9.7	9.1	0.6	7%
General and administrative	20.7	12.5	8.2	66%
Depreciation and amortization	73.4	55.5	17.9	32%
Transaction costs	5.7	2.6	3.1	119%
Management fees charged by CBI	2.5	2.3	0.2	9%
Loss on sale of receivables to CBF	3.2	3.5	(0.3)	(9%)
Asset impairments	13.3	—	13.3	n/m

Total costs and expenses	204.5	143.7	60.8	42%

Operating income	16.3	38.0	(21.7)	(57%)
Interest expense	41.8	32.9	8.9	27%
Loss on extinguishment of debt	—	1.4	(1.4)	(100%)

(Loss) income before income taxes	(25.5)	3.7	(29.2)	n/m
Income tax (benefit) expense	(5.1)	2.2	(7.3)	n/m

(Loss) income from continuing operations	(20.4)	1.5	(21.9)	n/m
Gain on sale of real estate improvements	(0.1)	—	(0.1)	n/m

Net (loss) income	$(20.3)	$1.5	$(21.8)	n/m

Operating margin	7.4%	20.9%		(13.5 pts	)
Capital expenditures *:
Acquisitions of real estate	$25.4	$22.4	$3.0	13%
Development of real estate	193.3	91.8	101.5	111%
Recurring real estate	3.9	1.8	2.1	117%
All other non-real estate	5.7	1.5	4.2	n/m

Total	$228.3	$117.5	$110.8	94%

Metrics information:
Colocation square feet*	932,000	763,000	169,000	22%
Utilization rate*	78%	88%		(10	) pts

*	See “Key Operating Metrics” for a definition of capital expenditures, CSF and utilization rate.

Revenue

Revenue was $220.8 million in 2012, an increase of $39.1 million, or 22%, compared to 2011. This increase is primarily due to an increase in contractual monthly recurring revenue of $3 million, or 20%, when comparing December 2012 to December 2011. Monthly recurring revenue growth comes from leasing incremental space, power and related colocation services to both new and existing customers. As of December 31, 2012, we had a customer base of 518 customers as compared to 487 customers at the end of 2011. In addition to new customer growth, our existing customers contributed 65% of our growth in monthly recurring revenue through additional space, power and related colocation services.

Our capacity increased to approximately 932,000 CSF at December 31, 2012, an increase of 169,000 CSF, or 22% from the corresponding period end. Compared to 2011, we constructed over 195,000 CSF and decommissioned legacy space totaling approximately 26,000 CSF. At December 31, 2012, the utilization rate of our data center facilities was 78%, down ten percentage points from December 31, 2011, as a result of additional CSF being placed in service.

For 2012, our recurring rent churn was 4.6%, which includes the termination of one lease for legacy data center space that had been utilized for over 20 years. The legacy data center space has been decommissioned and is expected to be developed into data center space that we believe will generate higher amounts of revenue than the prior lease. Excluding this lease, the recurring rent churn for 2012 would have been 3.6%.

Costs and Expenses

Property operating expenses—Property operating expenses were $76.0 million in 2012, an increase of $17.8 million, or 31%, compared to 2011. Substantially all property operating expenses increased due to expansion of our data center facilities. Electricity increased by $8.4 million as we expanded our CSF. Payroll and other employee-related costs increased by $2.9 million due to increases in our operations staff. Contract services, including security, increased by $2.7 million in 2012. Rent and property taxes increased by $2.1 million and $1.5 million, respectively, compared to 2011 as we expanded our CSF.

Sales and marketing expenses—Sales and marketing expenses were $9.7 million in 2012, an increase of $0.6 million, or 7%, compared to 2011. Compensation to sales and marketing personnel and other support costs decreased by $1.0 million in 2012 compared to 2011, resulting from the integration of the Cincinnati based sales function into the CyrusOne organization in 2012. Marketing costs increased by $1.5 million in 2012 as we continue to build our brand awareness through advertising, trade shows and other promotional activities.

General and administrative expenses—General and administrative expenses were $20.7 million in 2012, an increase of $8.2 million, or 66%, compared to 2011. Payroll, employee benefits and other employee-related costs increased by $7.2 million in 2012 as we continued to build and strengthen the quality of personnel in finance and senior management. Consulting and legal costs increased by $1.4 million compared to 2011. Consulting and legal costs for 2012 included a $0.5 million settlement of an employee dispute related to commissions and $0.4 million associated with a conflicts of interests investigation. Severance costs associated with the termination of a member of senior management were $0.4 million in 2012, with no such costs in 2011. Partially offsetting these increases, contract services decreased by $0.5 million as we hired full-time employees in 2012 to replace contractors utilized in 2011. Other administrative costs decreased by $0.8 million resulting from the integration of the Cincinnati-based back office functions into the CyrusOne organization in 2012.

Depreciation and amortization expense—Depreciation and amortization expense was $73.4 million in 2012, an increase of $17.9 million, or 32%, compared to 2011, driven by new assets placed in service in 2011 and 2012.

Transaction costs—Transaction costs were $5.7 million in 2012, up $3.1 million compared to 2011. In 2012, transaction costs consisted of legal and consulting costs incurred in connection with the formation transactions and the qualification of CyrusOne as a REIT. In 2011, transaction costs were incurred to pursue acquisition opportunities.

Management fees charged by CBI—Management fees were $2.5 million in 2012, an increase of $0.2 million, or 9%, compared to the corresponding period in 2011. These fees were allocated for services provided by CBI, including executive management, legal, treasury, human resources, accounting, tax, internal audit and IT services. Depending on the nature of the respective cost, our allocated cost for these services was based upon specific identification of costs incurred on our behalf or a reasonable estimate of costs incurred on our behalf.

See Note 14 to our audited combined financial statements included elsewhere in this Form 10-K for additional details. Effective November 20, 2012, the management fee charged by CBI was terminated and replaced with a transition services agreement.

Loss on sale of receivables to CBF—Loss on sale of receivables was $3.2 million in 2012, a decrease of $0.3 million, or 9%, compared to 2011. Prior to October 1, 2012, substantially all of our receivables were sold to CBF at a discount of 2.5% from their face value. Effective October 1, 2012, we terminated our participation in this program resulting in a lower loss on receivables sold in 2012.

Asset impairments—During 2012, asset impairments of $13.3 million were recognized on a customer relationship intangible and long-lived assets primarily associated with our GramTel acquisition. No asset impairments were recognized in the corresponding period in 2011.

Operating Income

Operating income was $16.3 million in 2012, a decrease of $21.7 million, or 57%, compared to 2011. Operating income decreased due to asset impairments of $13.3 million, higher transaction costs of $3.1 million, and higher general and administrative costs as we build our organization for future growth. Operating margin was 7.4% in 2012, compared to 20.9% in 2011.

Nonoperating Expenses

Interest expense—Interest expense was $41.8 million in 2012, an increase of $8.9 million, or 27%, compared to 2011. The increase in interest expense in 2012 was primarily due to growth in our related party notes payable and the issuance of $525 million of senior notes. On November 20, 2012, we issued $525 million of Senior Notes and utilized approximately $480 million of the proceeds to repay our related party notes payable to CBI and its affiliates. The remaining balance of related party notes payable was not contributed to CyrusOne LP. Our Senior Notes bear interest at 6.375% and mature in 2022. Capitalized interest expense was $2.7 million in 2012, a $0.1 million increase over 2011 due to higher capital expenditures.

Income tax (benefit) expense—Income tax benefit was $5.1 million in 2012, compared to income tax expense of $2.2 million in the corresponding period in 2011, driven by a decrease in our income before income taxes.

Gain on sale of real estate improvements—Gain on sale of real estate improvements was $0.2 million ($0.1 million net of tax) in 2012, with no such gains in the corresponding period of 2011. A gain was realized on the sale of generators as we upgraded the equipment at our Southwest Fwy (Galleria) data center facility.

Capital Expenditures

Capital expenditures were $228.3 million in 2012, an increase of $110.8 million, or 94%, compared to 2011. Acquisitions of real estate were $25.4 million in 2012 for the purchase of the Frankford Road (Carrollton) building and land adjacent to our Westway Park Blvd. (Houston West) facility. In 2011, acquisitions of real estate were $22.4 million, consisting of purchase of land near Phoenix, Arizona for $14.8 million and a building in San Antonio, Texas for $7.6 million. Development of real estate was $193.3 million in 2012, an increase of $101.5 million, or 111%, compared to 2011. In 2012, significant development projects included $36.5 million at Westway Park Blvd. (Houston West), $34.4 million at Frankford Road (Carrollton), $33.5 million at Westover Hills Blvd. (San Antonio), $52.6 million at South Ellis Street (Phoenix), $10.4 million at S. State Hwy Business (Lewisville), and $9.0 million at Metropolis Drive (Austin 2). Development of real estate was $91.8 million in 2011 and consisted of expansions at S. State Highway 121 Business (Lewisville), Westway Park Blvd. (Houston West), Metropolis Drive (Austin 2) and Kingsview Drive (Lebanon). Recurring real estate capital spend was $3.9 million in 2012, up $2.1 million, or 117%, compared to 2011 due to an increase in CSF in service. Other non-real estate capital expenditures were $5.7 million, up $4.2 million, or 280%, over 2011 due to investments in computer hardware and software to support our growing business.

Comparison of Years Ended December 31, 2011 and 2010

(dollars in millions)	2011	2010	$ Change 2011 vs. 2010	% Change 2011 vs. 2010
Revenue	$181.7	$127.5	$54.2	43%
Costs and expenses:
Property operating expenses	58.2	43.9	14.3	33%
Sales and marketing	9.1	6.8	2.3	34%
General and administrative	12.5	7.0	5.5	79%
Depreciation and amortization	55.5	36.2	19.3	53%
Acquisition costs	2.6	9.0	(6.4)	(71%)
Management fees charged by CBI	2.3	3.6	(1.3)	(36%)
Loss on sale of receivables to CBF	3.5	1.8	1.7	94%
Restructuring costs	—	1.4	(1.4)	n/m

Total costs and expenses	143.7	109.7	34.0	31%

Operating income	38.0	17.8	20.2	113%
Interest expense	32.9	11.5	21.4	186%
Loss on extinguishment of debt	1.4	—	1.4	n/m

Income before income taxes	3.7	6.3	(2.6)	(41%)
Income tax expense	2.2	2.7	(0.5)	(19%)

Income from continuing operations	1.5	3.6	(2.1)	(58%)
Loss on sale of real estate improvements	—	0.1	(0.1)	n/m

Net income	$1.5	$3.5	$(2.0)	(57%)

Operating margin	20.9%	14.0%		6.9	pts
Capital expenditures:*
Acquisitions of real estate	$22.4	$—	$22.4	n/m
Development of real estate	91.8	24.7	67.1	272%
Recurring real estate	1.8	1.8	—	0%
All other non-real estate	1.5	2.8	(1.3)	(46%)

Total	$117.5	$29.3	$88.2	301%

Metrics information:
Colocation square feet*	763,000	639,000	124,000	19%
Utilization rate*	88%	88%		0	pts

*	See “Key Operating Metrics” for a definition of capital expenditures, CSF and utilization rate.

Revenue

Revenue was $181.7 million in 2011, an increase of $54.2 million, or 43%, compared to 2010. Results for 2011 include a full year of results from Cyrus Networks, which we acquired in June 2010. Cyrus Networks revenue was $95.4 million for the full year in 2011 compared to a partial year of revenues of $44.9 million in 2010. New business also contributed to the growth in revenue in 2011. In 2011, we completed construction on 124,000 CSF and leased 110,000 CSF. During the year, 82 new customers were added, including 14 Fortune 1000 customers or private or foreign enterprises of equivalent size. During 2011, we also commenced our operations in London and Singapore.

As of December 31, 2011, our total data center capacity was 763,000 CSF, an increase of 19% compared to December 31, 2010. Data center space was added in Houston, Dallas and Austin, Texas, at our Kingsview Drive (Lebanon) facility, as well as in London and Singapore. The utilization rate of 88% at December 31, 2011 was consistent with the utilization rate at the end of the prior year. Recurring rent churn for 2011 was 3%, approximately half of which was attributable to customers that ceased using our facilities.

Costs and Expenses

Property operating expenses—Property operating expenses were $58.2 million in 2011, an increase of $14.3 million, or 33%, compared to 2010. This increase in property operating expenses was primarily due to growth in our data center capacity associated with the acquisition of Cyrus Networks in June 2010 as well as expansion of our other data center facilities and corresponding increases in revenue. Cyrus Networks’ property operating expenses were $26.1 million in 2011 compared to $12.4 million in 2010, due to a full year of operations in 2011 compared to a partial year in 2010 due to the acquisition.

Sales and marketing expenses—Sales and marketing expenses were $9.1 million in 2011, an increase of $2.3 million, or 34%, compared to 2010. A full year of Cyrus Networks’ costs increased sales and marketing by $1.6 million. Consulting and advertising costs increased by $0.3 million and $0.7 million, respectively, in 2011 as we enhanced our Internet marketing and commenced a national branding campaign. Partially offsetting these increases, sales commission expense decreased in 2011 due to the termination of a commissions plan which paid commissions as a percentage of monthly revenue. In 2011, all sales commissions were paid upon lease commencement, deferred and amortized to depreciation and amortization over the term of the customer relationship.

General and administrative expenses—General and administrative expenses were $12.5 million, an increase of $5.5 million, or 79%, compared to 2010. A full year of Cyrus Networks’ costs increased general and administrative costs by $2.1 million. Compensation costs increased in 2011 by $1.6 million as we hired additional management to lead our growth strategy. Legal and consulting costs increased by $1.6 million to support the growing operations, including start-up costs associated with new locations. Contract services increased by $0.2 million due to increased use of temporary services to fill open positions.

Depreciation and amortization expense—Depreciation and amortization expense was $55.5 million in 2011, an increase of $19.3 million, or 53%, compared to 2010. A full year of depreciation and amortization on tangible and intangible assets from the June 2010 Cyrus Networks acquisition was the primary reason for the higher costs in 2011. Additional data center space placed in service in 2011 also contributed to higher depreciation.

Acquisition costs—Acquisition costs were $2.6 million in 2011, a decrease of $6.4 million, or 71%, compared to 2010. In 2011, acquisition opportunities were investigated, but none were completed. Acquisition costs of $9.0 million in 2010 were all related to the acquisition of Cyrus Networks.

Management fees charged by CBI—Management fees were $2.3 million in 2011, a decrease of $1.3 million, or 36%, compared to 2010. Management fees represent corporate allocations of services provided by CBI, including executive management, legal, treasury, human resources, accounting, tax, internal audit and IT services. Depending on the nature of the respective cost, our allocated cost for these services was based upon specific identification of costs incurred on our behalf or a reasonable estimate of costs incurred on our behalf, such as relative revenues. Management fees were higher in 2010 due to corporate compensation costs associated with time devoted to the acquisition and integration of Cyrus Networks.

Loss on sale of receivables to CBF—Loss on sale of receivables was $3.5 million in 2011, an increase of $1.7 million, or 94%, compared to 2010. As discussed above, certain of our receivables are sold to CBF at a discount of 2.5% from their face value. Loss on sale of receivables increased in 2011 which reflects a larger volume of receivables sold as Cyrus Networks began selling its receivables to CBF in 2011.

Restructuring costs—No restructuring costs were incurred in 2011. A restructuring charge of $1.4 million was incurred in 2010 for payments to be made in order to terminate a legacy sales commission plan to transition to a common plan for all commissioned employees.

Operating Income

Operating income was $38.0 million in 2011, an increase of $20.2 million, or 113%, compared to 2010. Operating income increased on growth in revenues, resulting from the acquisition of Cyrus Networks as well as new business. Our operating margin was 20.9% in 2011 compared to 14.0% in 2010. The improvement in the operating margin in 2011 is largely due to higher margins realized at our recently acquired data centers as well as lower acquisition costs, management fees and restructuring costs incurred in 2011, partially offset by increased loss on sale of receivables to CBF in 2011.

Nonoperating Expenses

Interest expense—Interest expense was $32.9 million in 2011, an increase of $21.4 million, or 186%, compared to 2010. On December 31, 2010, the Predecessor made a non-cash distribution to CBI by issuing a note payable to CBI for $400 million. This note bore interest at 7.25%. In 2011, interest expense recognized on this note was $29.0 million. In the prior year, the Predecessor’s debt consisted of a $168 million allocation of the parent company debt incurred to acquire Cyrus Networks. The interest rate on that note was 6.5%. In 2010, interest expense recognized on this debt was $6.8 million. The parent acquisition debt was subsumed into the $400 million note issued to CBI on December 31, 2010. Interest expense on capital leases and other borrowings increased by $1.3 million in 2011, which primarily reflects a larger number of leased facilities. Capitalized interest on construction projects was $2.6 million in 2011, an increase of $2.1 million over the prior year, due to increased capital spending on data center expansions.

Loss on extinguishment of debt—A loss on debt extinguishment of $1.4 million occurred in 2011 resulting from the termination of a financing obligation. No such losses occurred in 2010.

Income tax expense—Income tax expense was $2.2 million in 2011, a decrease of $0.5 million, or 19%, compared to 2010, due primarily to lower pre-tax income. The effective tax rate was 59.4% in 2011 compared to 42.7% in 2010. The increase in the effective tax rate results from higher Texas margin taxes, which are assessed based on Texas revenues with limited adjustments and were $0.4 million in 2011 compared to $0.2 million in 2010 net of the related federal tax benefit, and $0.3 million in valuation allowance charges on current foreign losses.

Loss on sale of real estate improvements—In 2010, a $0.2 million pre-tax ($0.1 million after-tax) loss was recognized upon the sale of generators that were replaced with higher capacity equipment at our Springer Street (Lombard) data center. No such losses were recognized in 2011.

Capital Expenditures

Capital expenditures were $117.5 million in 2011, an increase of $88.2 million, or 301%, compared to $29.3 million of capital expenditures in 2010. Acquisitions of real estate were $22.4 million in 2011 consisting of purchases of land in Phoenix, Arizona for $14.8 million and a building in San Antonio, Texas for $7.6 million. Development of real estate was $91.8 million in 2011, an increase of $67.1 million, or 272%, compared to 2010. Significant development projects in 2011 included expansion of our data centers at S. State Highway 121 Business (Lewisville) and Westway Park Blvd. (Houston West), Metropolis Drive (Austin 2) and Kingsview Drive (Lebanon). In 2010, a power upgrade project at Southwest Freeway (Galleria) and an expansion at Westway Park Blvd. (Houston West) were the largest development projects. Recurring real estate expenditures were $1.8 million in both 2011 and 2010. Other non-real estate capital expenditures were $1.5 million in 2011, a decrease of $1.3 million, or 46%, compared to 2010.

Financial Condition, Liquidity and Capital Resources

Liquidity and Capital Resources

We will be required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to our stockholders on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to common stockholders and operating partnership unit holders from cash flow from operating activities. All such distributions are at the discretion of our board of directors.

On November 20, 2012, CyrusOne LP issued $525 million of senior notes and entered into a $225 million revolving credit facility. The senior notes are scheduled to mature in 2022 and bear interest at a rate of 6.375% per annum. Borrowings under the revolving credit facility bear interest at a variable rate based on, at CyrusOne LP’s option, a rate equal to an applicable margin over either a base rate or a LIBOR rate. The revolving credit facility is scheduled to mature in 2017. We utilized approximately $480 million of net proceeds from our senior notes issuance to partially repay our notes due to related parties, which totaled $662.7 million at November 20, 2012. The notes payable remaining after such repayment were not contributed to the operating partnership.

In connection with our initial public offering, we sold approximately 19.0 million shares of CyrusOne Inc., and the net proceeds of $337.1 million were used to purchase a 33.9% ownership of CyrusOne LP. These net proceeds will be used by CyrusOne LP to fund future growth and general corporate costs.

Short-Term Liquidity

Our short-term liquidity requirements primarily consist of operating expenses and capital expenditures composed primarily of acquisition and development costs for data center properties. For 2012, our capital expenditures were $228 million. We expect to fund future capital expenditures with a portion of the net proceeds from our initial public offering and availability under the revolving credit facility. Our capital expenditures are largely discretionary and will be applied to expand our existing data center properties, acquire or construct new facilities, or both. For 2012, we completed the construction of approximately 195,000 CSF. In 2012, our most significant capital expenditures funded construction of a new data center in Phoenix, Arizona and the development of properties recently acquired in Dallas and San Antonio, Texas. Expansion efforts are also ongoing in Houston, Texas. We intend to continue to pursue additional growth opportunities and are prepared to commit additional resources to support this growth.

As of December 31, 2012 and 2011, we had $16.5 million and $0.6 million, respectively, of cash and cash equivalents. Prior to the closing of the formation transactions on November 20, 2012, we participated in CBI’s centralized cash management program. Prior to such date, all excess cash was transferred to CBI’s corporate cash accounts on a periodic basis. Likewise, substantially all funds to finance our operations, including acquisitions and development costs, were funded by CBI.

Long-Term Liquidity

Our long-term liquidity requirements primarily consist of distributions to stockholders and the development of additional data center properties. We expect to meet our long-term liquidity requirements with proceeds from our initial public offering, cash flows from our operations, issuances of debt and equity securities, secured borrowings and borrowings under our revolving credit facility.

As of December 31, 2012, our debt and other financing arrangements were $618.0 million, consisting of $525 million of Senior Notes due 2020, capital lease obligations of $32.2 million and other financing arrangements of $60.8 million. We have a revolving credit agreement of $225.0 million. As of December 31, 2012, we did not have any borrowings outstanding on this facility, leaving available borrowings of $225.0 million.

Material Terms of Our Indebtedness

Revolving Credit Facility

On November 20, 2012, our operating partnership entered into a new $225 million revolving credit facility with a syndicate of financial institutions. As of December 31, 2012, the revolving credit facility had available capacity of $225 million. The revolving credit facility is scheduled to mature in 2017. All obligations under the revolving credit facility are unconditionally guaranteed by CyrusOne Inc., CyrusOne GP and each of our operating partnership’s existing and future domestic wholly-owned subsidiaries, subject to certain exceptions. All obligations under the revolving credit facility, and the guarantees of those obligations, are secured by substantially all of our assets, subject to certain exceptions.

The revolving credit facility bears interest, at our option, at a rate equal to an applicable margin over either a base rate or a LIBOR rate. The initial applicable margin is 2.50% for base rate loans and 3.50% for LIBOR loans. Interest with respect to base rate loans is payable quarterly in arrears on the last business day of each calendar quarter.

The revolving credit facility contains affirmative and negative covenants customarily found in facilities of its type, including a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; pay dividends and distributions or repurchase capital stock; make loans, acquisitions or other investments; repay subordinated indebtedness; amend organizational documents or material agreements governing certain indebtedness; change the nature of our business; and change our fiscal year. Notwithstanding the foregoing, the covenants contained in the revolving credit facility do not restrict our ability to pay dividends or distributions to our stockholders to the extent (i) no event of default or certain other specified defaults exist or are continuing under the revolving credit facility and (ii) we reasonably believe in good faith that we qualify as a REIT under the Code and the payment of such dividend or distribution is necessary either to maintain our status as a REIT or to enable us to avoid payment of any tax that could be avoided by reason of such dividend or distribution. The revolving credit facility provides that the total indebtedness of our operating partnership and its subsidiaries shall not exceed 55% of the value of the assets of the Company and its subsidiaries as of the last day of any fiscal quarter through December 31, 2014, and 50% thereafter, determined based on the value of certain properties of the operating partnership and its subsidiaries and cash and cash equivalents held by the Company and its subsidiaries. The revolving credit facility also provides that the Company and its subsidiaries maintain a minimum fixed charge coverage ratio of not less than 2.00 to 1.00 for any period of four consecutive fiscal quarters and a maximum ratio of secured net indebtedness to consolidated EBITDA of 2.50 to 1.00 as of the last day of any fiscal quarter ending on or prior to December 31, 2014, and 2.00 to 1.00 thereafter. As of December 31, 2012, the Company was in compliance with all debt covenants.

6.375% Senior Notes due 2022

On November 20, 2012, our operating partnership and CyrusOne Finance Corp. issued $525 million in aggregate principal amount of 6.375% Senior Notes due 2022. The Senior Notes will mature on November 15, 2022. The Senior Notes are unconditionally guaranteed on a senior basis by CyrusOne Inc., CyrusOne GP and each of our operating partnership’s existing and future domestic wholly-owned subsidiaries, subject to certain exceptions. The indenture governing the senior notes contains affirmative and negative covenants customarily found in indebtedness of this type, including a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur secured or unsecured indebtedness; pay dividends or distributions on its equity interests, or redeem or repurchase equity interests of CyrusOne Inc. or our operating partnership; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of our operating partnership’s subsidiaries to pay dividends or make certain transfers and other payments to our operating partnership or to our other subsidiaries; sell assets; and merge, consolidate or transfer all or substantially all of our operating partnership’s assets. Notwithstanding the foregoing, the covenants contained in the indenture do not restrict our ability to pay dividends or distributions to our stockholders to the extent (i) no default or event of default exists or is continuing under the indenture and (ii) we believe in good faith that we qualify as a REIT under the Code and the payment of such dividend or distribution is necessary either to maintain our status as a REIT or to enable us to avoid payment of any tax that could be avoided by reason of such dividend or distribution. Our operating partnership and its subsidiaries are also required to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis, provided that for the purposes of such calculation our revolving credit facility shall be treated as unsecured indebtedness. If and for so long as the senior notes are rated investment grade by each of Moody’s Investors Service, Inc. (“Moody’s”) and Standard and Poor’s (“S&P”), certain covenants will be suspended and the subsidiary guarantees will be released. As of the date hereof, the Senior Notes are not rated investment grade, and we are in compliance with all applicable covenants.

Cash Flows

During 2012, the Predecessor’s primary sources of cash were earnings from its operations, collection or sale of its accounts receivables, borrowing and advances from CBI and proceeds from issuance of the Senior Notes. The Predecessor’s primary uses of cash were capital expenditures to acquire or construct data center facilities, repayment of borrowings to CBI and payment of property operating expenses.

The following table summarizes our cash flows for the years ended December 31, 2012, 2011 and 2010:

(dollars in millions)	Year ended December 31,
	2012	2011	2010
Cash provided by operations	$44.5	$66.0	$43.5
Cash used in investing activities	(252.6)	(105.8)	(40.5)
Cash provided by financing activities	224.0	35.5	1.9

Comparison of Years Ended December 31, 2012 and 2011

As of December 31, 2012, cash and cash equivalents were $16.5 million, up from $0.6 million as of December 31, 2011. As of December 31, 2012 we no longer participated in CBI’s centralized cash management program generating greater cash on hand. Net cash generated from operations was $44.5 million in 2012, a decrease of $21.5 million compared to 2011. Changes in operating assets and liabilities used $20.8 million of cash in 2012 and provided $2.5 million of cash in 2011.

Cash used in investing activities was $252.6 million in 2012, up $146.8 million compared to 2011. Capital expenditures for acquisitions of real estate were $25.4 million in 2012 to purchase the Frankford Road (Carrollton) building and land adjacent to our Westway Park Blvd. (Houston West) facility. Our significant development activities included $33.5 million at Westover Hills Blvd. (San Antonio), $34.4 million at Frankford Road (Carrollton), $36.2 million at Westway Park Blvd. (Houston West), $52.6 million at South Ellis Street (Phoenix) and $8.8 million at Metropolis Drive (Austin 2). In 2012, we deposited $11.1 million of cash into an escrow account and released $4.8 million from this account to fund construction at our Westway Park Blvd. (Houston West) facility. Advances from (distributions to) CBI were a use of $18.3 million of cash in 2012, compared to a source of cash of $11.6 million in 2011. Proceeds from the sale of real estate improvements were $0.2 million in 2012, with no such activity in the corresponding period in 2011.

Cash provided by financing activities was $224.0 million compared to $35.5 million in in 2011. Borrowings from CBI were a source of cash of $119.8 million in 2012, compared to $66.6 million in 2011. Proceeds from issuance of debt were $525.0 million of which $480 million was utilized to repay the related party note due to CBI. The remaining proceeds were used to pay debt issuance costs of $17.2 million and for general corporate purposes. Payments on capital lease obligations were $9.0 million in 2012, compared to $7.0 million in 2011. Contributions from CBI were a source of cash of $5.4 million compared to a use of cash of $7.8 in 2011.

Comparison of Years Ended December 31, 2011 and 2010

As of December 31, 2011 and 2010, cash and cash equivalents were $0.6 million and $4.9 million, respectively. As of December 31, 2010, we had a larger amount of cash on hand as certain subsidiaries did not begin participating in CBI’s cash management program until the first quarter of 2011.

Net cash generated from operations was $66.0 million in 2011, an increase of $22.5 million compared to net cash generated of $43.5 million in 2010. The increase in cash generated from operations is primarily related to the acquisition of Cyrus Networks in June 2010 which expanded our operations. In June 2011, Cyrus Networks began selling its receivables to an affiliated entity, which was an additional source of cash.

Cash used in investing activities was $105.8 million in 2011, up $65.3 million compared to $40.5 million of cash used in investing activities in 2010. Capital expenditures for acquisitions of real estate were $22.4 million in 2011, with no capital expenditures for acquisitions of real estate in 2010. In 2011, we purchased land in Phoenix, Arizona for $14.8 million and a building in San Antonio, Texas for $7.6 million. Development of these properties occurred in 2012. Other capital expenditures were $95.1 million in 2011, an increase of $65.8 million, or 225%, compared to 2010. We incurred $91.2 million of capital expenditures in 2011 to expand our data centers in Houston, Dallas and Austin, Texas and Lebanon, Ohio. Advances from (distributions to) CBI were a source of cash of $11.6 million in 2011 compared to a use of cash of $11.6 million in 2010.

Cash provided by financing activities was $35.5 million in 2011, up $33.6 million compared to $1.9 million of cash provided by financing activities in 2010. Borrowings from CBI were a source of $66.6 million of funds in 2011, up $51.1 million from the prior year. In 2011, we terminated a financing arrangement on our Westway Park Blvd. (Houston West) data center facility by purchasing the building, which used $16.2 million of cash. Payments on capital lease obligations were $7.0 million in 2011 compared to $10.2 million in 2010. Distributions to CBI were a use of cash of $7.8 million in 2011 compared to $3.7 million in 2010.

Contractual Obligations

The following contractual obligations table summarizes our contractual obligations as of December 31, 2012:

(dollars in millions)	Total	< 1 Year	1-3 Years	3-5 years	Thereafter
Long-term debt (1)	$525.0	$—	$—	$—	$525.0
Capital leases	32.2	6.3	7.5	6.4	12.0
Interest payments on notes payable, capital leases and other financing arrangements (2)	393.2	41.4	81.4	79.8	190.6
Non-cancellable operating leases	7.2	3.7	2.0	0.5	1.0
Purchase obligations (3)	50.3	50.3	—	—	—
Financing arrangements and other liabilities (4)	23.5	0.5	2.2	3.2	17.6

Total	$1,031.4	$102.2	$93.1	$89.9	$746.2

(1)	Represents the principal portion of the Senior Notes.
(2)	Includes contractual interest payments on the Senior Notes, capital leases and other financing arrangements assuming no early payment of debt in future periods.
(3)	Purchase obligations primarily consist of amounts under open purchase orders for purchases of energy, contractual obligations for services such as data center construction and other purchase commitments.
(4)	Represents other financing arrangements of $23.0 million for leased data centers where we are deemed the accounting owner, and asset retirement obligations of $0.5 million.

The contractual obligations table is presented as of December 31, 2012. The amount of these obligations can be expected to change over time as new contracts are initiated and existing contracts are completed, terminated or modified.

Contingencies

We are periodically involved in litigation, claims and disputes. Liabilities are established for these claims when losses associated with these matters are judged to be probable and the loss can be reasonably estimated. Based on information currently available, consultation with counsel and established reserves, management believes the outcome of all claims will not individually, and in the aggregate, have a material effect on our financial position, results of operations or cash flows. For the year ended December 31, 2012, the Predecessor recognized expense of $0.5 million for the settlement of an employee dispute related to data center commissions. As of December 31, 2012, this settlement had been paid.

Off-Balance Sheet Arrangements

Indemnification

During the normal course of business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to customers in connection with the use, sale and/or license of products and services, (ii) indemnities to vendors and service providers pertaining to claims based on our negligence or willful misconduct and (iii) indemnities involving the representations and warranties in certain contracts. In addition, we have made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential for future payments that we could be obligated to make.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our combined financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these combined financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of the financial statements.

Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our audited combined financial statements included elsewhere in this Form 10-K. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations:

•	revenue recognition;

•	goodwill impairment;

•	accounting for real estate and other definite-lived assets;

•	accounting for business combinations; and

•	accounting for income taxes;

Revenue Recognition—Colocation rentals are generally billed monthly in advance and certain contracts have escalating payments over the non-cancellable term of the contract. If rents escalate without the lessee gaining access to or control over additional leased space or power and the lessee takes possession of or controls the physical use of the property (including all contractually committed power) at the beginning of the lease term, the rental payments by the lessee are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional leased space or power, revenue is recognized in proportion to the additional space or power in the years that the lessee has control over the use of the additional space or power. The excess of revenue recognized over amounts contractually due is recognized in other assets in the accompanying combined balance sheet. Approximately 30% of our annual revenue is associated with leases that contain free rent periods or escalating terms.

Some of our leases are structured on a full-service gross basis where the customer pays a fixed amount for both colocation rental and power. Other leases provide that the customer will be billed for power based upon their actual usage, which is separately metered, as well as an estimate of electricity used to power supporting infrastructure for the data center. In both cases, this revenue is presented on a gross basis in the accompanying combined statement of operations. Power is generally billed one month in arrears and an estimate of this revenue is accrued in the month that the associated costs are incurred. We generally are not entitled to reimbursements for real estate taxes, insurance or other operating expenses.

Revenue is recognized for services or products that are deemed separate units of accounting. When a customer makes an advance payment which is not deemed a separate unit of accounting, deferred revenue is recorded which is amortized to revenue ratably over the expected term of the customer relationship, unless the pattern of service suggests otherwise. As of December 31, 2012 and 2011, deferred revenue was $52.8 million and $49.0 million, respectively.

Certain customer contracts require specified levels of service or performance. If we fail to meet these service levels, our customers may be eligible to receive credits on their contractual billings. These credits are recognized against revenue when an event occurs that gives rise to such credits.

A provision for credit losses is recognized when collection of contractual rent, straight-line rent or customer reimbursements are deemed to be uncollectible. The provision for uncollectible accounts was $0.1 million in 2012 and less than $0.1 million in 2011 and 2010 due to our participation in CBI’s receivable securitization program, which resulted in the immediate sale of our receivables to CBF.

Goodwill Impairment—In September 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance in Accounting Standards Codification (“ASC”) 350-20 on testing goodwill for impairment. As a result of the revised guidance, we will have the option of performing a qualitative assessment for impairment prior to performing the quantitative tests. Impairment testing of goodwill is performed on an annual basis or when events or changes in circumstances indicate that an asset may be impaired. We perform our annual impairment tests in the fourth quarter.

Management estimates the fair value of each reporting unit utilizing a combination of valuation methods, including both income-based and market-based methods. The income-based approach utilizes a discounted cash flow model using projected cash flows derived from our five-year plan, adjusted to reflect market participants’ assumptions. Expected future cash flows are discounted at the weighted average cost of capital applying a market participant approach. The market-based approach utilizes earnings multiples from comparable publicly-traded companies. The fair value of the reporting unit exceeded the respective reporting unit’s carrying value at December 31, 2012, 2011 and 2010. As such, there were no goodwill impairments in 2012, 2011 or 2010. As of December 31, 2012, the fair value of our reporting unit exceeded its carrying value by more than $300 million, more than 100% of the carrying value of the reporting unit.

Changes in certain assumptions could have a significant impact on the impairment test for goodwill. The most critical assumptions are projected future growth rates, operating margins, capital expenditures, terminal values and discount rates. These assumptions are subject to change as our long-term plans and strategies are updated each year.

Accounting for Real Estate and Other Definite-Lived Assets—Investments in real estate consists of land, buildings, improvements and integral equipment utilized in our data center operations. Real estate acquired from third parties has been recorded at its acquisition cost. Real estate acquired from CBI and its affiliates has been recorded at its historical cost basis. Additions and improvements which extend an asset’s useful life or increase its functionality are capitalized and depreciated over the asset’s remaining life. Maintenance and repairs are expensed as incurred.

When we are involved in the construction of structural improvements to leased property, we are deemed the accounting owner of the leased real estate. In these instances, we bear substantially all the construction period risk, such as managing or funding construction. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations. At the lease inception date, the fair value of the leased real estate, which generally consists of a building shell, is recorded as construction in progress, and a financing obligation is recorded for the same amount. As construction progresses the value of the asset and obligation increases by the fair value of the structural improvements. When construction is complete, the asset is placed in service and depreciation commences. These properties are depreciated to the lesser of (i) its estimated fair value at the end of the term or (ii) the expected amount of the unamortized obligation at the end of the term. As of December 31, 2012 and 2011, assets where we are deemed the accounting owner were $60.8 million and $48.2 million, respectively. The associated obligation is presented as other financing arrangements in the accompanying balance sheets.

When we are not deemed the accounting owner, we further evaluate leased real estate to determine if the lease should be classified as either a capital or operating lease. One of the following four characteristics must be present to classify a lease as a capital lease: (i) the lease transfers ownership of the property to the lessee by the end of the lease term, (ii) the lease contains a bargain purchase option, (iii) the lease term is equal to 75% or more of the estimated economic life of the leased property, or (iv) the net present value of the lease payments are at least 90% of the fair value of the leased property. As of December 31, 2012 and 2011, capital lease assets included in investment in real estate were $61.4 million and $59.2 million, respectively.

We capitalize direct and indirect costs related to the construction and development of data center facilities. These costs include compensation and benefits of personnel who manage third-party contractors as well as property taxes, insurance and financing costs associated with properties under active construction. We cease capitalization once the space is ready for its intended use and held available for occupancy.

The useful lives of real estate and other definite-life long-lived assets are estimated in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. Depreciation of our real estate, and other tangible assets, except for leasehold improvements, is based on the straight-line method over the estimated economic useful life. Depreciation of leasehold improvements is based on a straight-line method over the lesser of the economic useful life or term of the lease, including optional renewal periods if renewal of the lease is reasonably assured. Amortization of acquired customer relationships is estimated using an accelerated amortization method to match the projected benefit derived from this asset. All other intangible assets are amortized applying a straight-line amortization method.

We review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events and circumstances that we consider when assessing long-lived assets associated with each of our data center facilities include, vacancy rates, declines in rental or occupancy rates, and other factors. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition is less than its carrying amount.

The estimate of expected future cash flows is inherently uncertain and relies to a considerable extent on estimates and assumptions, including current and future market conditions, projected growth in our CSF, projected recurring rent churn, lease renewal rates and our ability to generate new leases on favorable terms. It may be more difficult to sign new customers to fill some of our smaller data centers because the available space at these locations is relatively small. If there are changes to any of these estimates and assumptions in future periods, an impairment loss could occur.

During the second quarter of 2012, management identified impairment indicators for a customer relationship intangible and other long-lived assets primarily associated with our former GramTel acquisition. We performed step one of the impairment tests for these assets utilizing cash flow estimates from our most recent long-term business plan and other updated assumptions. The results of these tests indicated a potential impairment loss for each of these asset groups.

Management engaged a third-party valuation specialist to assist with our estimation of the fair value of these assets. Management estimated the fair value of the customer relationship using the income approach, which discounted the expected earnings attributable to current customer contracts, and included estimates of future expenses, capital expenditures and an appropriate discount rate. Management also estimated the fair value of other long-lived assets, primarily leasehold improvements, using an income approach based on projected discounted future cash flows using estimates of future revenues and expenses, projected capital expenditures and an appropriate discount rate. The fair value of the customer relationship intangible was estimated by management to be $2.8 million resulting in an asset impairment of $1.5 million. Management estimated the fair value of other long-lived assets, primarily leasehold improvements, at $2.4 million resulting in an impairment loss of $11.8 million. Both fair value estimates are deemed Level 3 measurements within the fair value hierarchy due to the significance of unobservable inputs utilized in these measurements.

Changes in certain assumptions could have a significant impact on the impairment tests for long-lived assets. The most critical assumptions are operating margins, capital expenditures, terminal values and discount rates. These assumptions are subject to change as our long-term plans and strategies are updated each year.

Accounting for Business Combinations—In accounting for business combinations, we follow ASC 805, “Business Combinations,” which requires the recording of net assets of acquired businesses at fair value. In developing estimates of fair value of acquired assets and assumed liabilities, management analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. Such a valuation requires significant estimates and assumptions, especially with respect to the intangible assets. Transaction costs associated with acquisitions are expensed as incurred.

In determining the fair value of the net assets acquired with the purchase of Cyrus Networks, management utilized several valuation methods:

•

Excess earnings method: This method was used to determine the fair value of the Cyrus Networks customer relationships. This method estimates the present value of future cash flows attributable to the customer base and requires estimates of the expected future earnings and remaining useful lives of the customer relationships.

•

Replacement cost method: This method was used to determine the fair value of real estate and non-real estate property. This method indicates value based on the amount that currently would be required to replace the service capacity of the asset and considers the cost of a buyer to acquire or construct a substitute asset of comparable utility, adjusted for deterioration and obsolescence.

•

Relief-from-royalty: This method, used to determine the fair value of the CyrusOne trademark, estimates the present value of royalty expense that could be avoided as a result of owning the respective asset or technology.

An independent valuation firm was utilized to assist with management’s determination of the fair values of the acquired real estate, identified intangibles and other financing arrangements. See Note 4 to the audited financial statements included in this Form 10-K for the allocation of the purchase price to the assets acquired and liabilities assumed. In 2011, we finalized the Cyrus Networks purchase price allocation. No significant changes were made in 2011 to the estimates or assumptions applied in the preliminary purchase price allocation.

Accounting for Income Taxes—CyrusOne was included in CBI’s consolidated tax returns in various jurisdictions. In the accompanying combined financial statements, we have accounted for income taxes as if we were a separate stand-alone company. The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. CBI’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. With a few exceptions, CBI is no longer subject to U.S. federal, state or local examinations for years prior to 2009.

Prior to November 20, 2012, the Predecessor was not a legal entity or combination of legal entities. The tax provision for periods prior to this date was computed as a C corporation. Net operating loss carryforwards were generated at the federal, foreign, state and local levels. Effective November 20, 2012, CBI contributed its data center properties to CyrusOne LP, the partnership formed to operate the data center business. As a partnership, the taxable income of CyrusOne LP will flow through to its partners. Thus, CyrusOne had no federal tax provision for the period from November 20, 2012 to December 31, 2012.

In addition, CBI did not contribute the Predecessor’s historical deferred tax assets and liabilities to CyrusOne LP upon its formation. Instead, the Predecessor’s historical deferred tax assets and liabilities were retained by CBI. Thus, CyrusOne Inc. will have no federal, state or local net operating losses available to offset its future taxable income. CyrusOne retained the net operating losses related to its foreign operations. However due to the uncertainty related to the realization of these net operating losses, as well as other deferred tax assets, a valuation allowance has been established. As of December 31, 2012 and 2011, the valuation allowance was $1.9 million and $0.3 million, respectively.

Recently Issued Accounting Standards

Refer to Note 3 to our audited combined financial statements for further information on recently issued accounting standards. We do not expect the adoption of these new accounting standards to have a material impact on our financial condition, results of operations or cash flows on a prospective basis.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. However, we are choosing to “opt out” of such extended transition period and, as a result, we will comply with any such new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Inflation

Our customer leases generally do not provide for annual increases in rent based on inflation. As a result, we bear the risk of increases in the costs of operating and maintaining our data center facilities. Some of our leases are structured to pass-through the cost of sub-metered utilities. In the future, we expect more of our leases to pass-through utility costs. In addition, we plan to structure our contracts to include annual escalators of approximately 2% – 3%.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk, arising from variable-rate borrowings under our revolving credit agreement and our fixed rate long-term debt. On November 20, 2012, we entered into a revolving credit agreement with a syndicate of financial institutions. Borrowings on the revolving credit agreement bear interest, at our option, at a rate equal to an applicable margin over either a base rate or a LIBOR rate. The initial applicable margin is 2.50% for base rate loans and 3.50% for LIBOR loans. There were no outstanding borrowings on this revolving credit agreement in 2012. On November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. issued $525 million of senior notes, which bear interest at a fixed rate of 6.375% per annum. As of December 31, 2012, we had no derivative instruments to hedge these interest rate risks.

The following table sets forth the carrying value and fair value face amounts, maturity dates, and average interest rates at December 31, 2012 for our fixed-rate debt, excluding capital leases and other financing arrangements:

(dollars in millions)	2013	2014	2015	2016	Thereafter	Total Carrying Value	Total Fair Value
Fixed-rate debt	—	—	—	—	$525.0	$525.0	$547.3
Average interest rate on fixed-rate debt	—	—	—	—	6.375%	6.375%	—

Foreign Currency Risk

Substantially all of our revenue and expenses are denominated in U.S. dollars. We do not currently employ forward contracts or other financial instruments to mitigate foreign currency risk. As our international operations grow, we may engage in hedging activities to hedge our exposure to foreign currency risk.

Commodity Price Risk

Certain of our operating costs are subject to price fluctuations caused by the volatility of the underlying commodity prices, including electricity used in our data center operations, and building materials, such as steel and copper, used in the construction of our data centers. In addition, the lead time to purchase certain equipment for our data centers is substantial which could result in increased costs for these construction projects.

We entered into a contract to purchase 14 MW of electricity for use at our Houston data centers at fixed prices for the period January 1, 2012 to March 31, 2013. This contract represents 50% of the anticipated Houston electricity usage through March 31, 2013. The remaining 50% of anticipated Houston utility usage is priced at market rates. We intend to obtain additional fixed price contracts as our electricity usage grows.

We do not currently employ forward contracts or other financial instruments to mitigate the risk of commodity price risk other than the contract discussed above.

ITEM 8.	COMBINED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CyrusOne Inc.

We have audited the accompanying combined balance sheets of CyrusOne Inc. (the “Company”) as of December 31, 2012 and 2011, and the related combined statements of operations, parent’s net investment, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined financial statements present fairly, in all material respects, the financial position of CyrusOne Inc. at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1, the combined financial statements of the Company include allocation of certain corporate overhead costs from Cincinnati Bell Inc. (“CBI”). These costs may not be reflective of the actual level of costs which would have been incurred had the Company operated as a separate entity apart from CBI.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 28, 2013

CyrusOne Inc.

COMBINED BALANCE SHEETS

(Dollars in millions)

	As of December 31,
	2012	2011
Assets
Investment in real estate:
Land	$44.5	$26.5
Buildings and improvements	722.5	568.6
Equipment	52.4	16.1
Construction in progress	64.2	49.0

Subtotal	883.6	660.2
Accumulated depreciation	(176.7)	(131.2)

Net investment in real estate	706.9	529.0
Cash and cash equivalents	16.5	0.6
Rent and other receivables	33.2	—
Restricted cash	6.3	—
Goodwill	276.2	276.2
Intangible assets, net	102.6	120.7
Due from affiliates	2.2	—
Other assets	67.0	28.2

Total assets	$1,210.9	$954.7

Liabilities and parent’s net investment
Accounts payable and accrued expenses	$29.5	$22.2
Deferred revenue	52.8	49.0
Due to affiliates	2.9	—
Capital lease obligations	32.2	42.9
Long-term debt	525.0	—
Related party notes payable	—	480.2
Other financing arrangements	60.8	48.2
Other liabilities	7.6	0.7

Total liabilities	710.8	643.2

Commitment and contingencies
Parent’s net investment:

Common stock, $.01 par value, 1,000 shares authorized and 100 shares issued at December 31, 2012, no shares issued at December 31, 2011	—	—

Paid in capital	7.1	—

Partnership units	—	—

Partnership capital	493.0	—

Parent’s net investment	500.1	—
Divisional control	—	311.5

Total liabilities and parent’s net investment	$1,210.9	$954.7

The accompanying notes are an integral part of the combined financial statements

CyrusOne Inc.

COMBINED STATEMENTS OF OPERATIONS

(Dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Revenue	$220.8	$181.7	$127.5
Costs and expenses:
Property operating expenses	76.0	58.2	43.9
Sales and marketing	9.7	9.1	6.8
General and administrative	20.7	12.5	7.0
Depreciation and amortization	73.4	55.5	36.2
Transaction costs	5.7	2.6	9.0
Management fees charged by CBI	2.5	2.3	3.6
Loss on sale of receivables to an affiliate	3.2	3.5	1.8
Asset impairments	13.3	—	—
Restructuring costs	—	—	1.4

Total costs and expenses	204.5	143.7	109.7

Operating income	16.3	38.0	17.8
Interest expense	41.8	32.9	11.5
Loss on extinguishment of debt	—	1.4	—

(Loss) income before income taxes	(25.5)	3.7	6.3
Income tax (benefit) expense	(5.1)	2.2	2.7

(Loss) income from continuing operations	(20.4)	1.5	3.6
(Gain) loss on sale of real estate improvements	(0.1)	—	0.1

Net (loss) income	$(20.3)	$1.5	$3.5

The accompanying notes are an integral part of the combined financial statements

CyrusOne Inc.

COMBINED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(20.3)	$1.5	$3.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	73.4	55.5	36.2
Loss on sale of receivables and other assets	3.0	3.5	2.0
Provision for bad debt write off	0.1	—	—
Asset impairments	13.3	—	—
Loss on extinguishment of debt	—	1.4	—
Noncash interest expense	0.3	—	0.7
Deferred income tax expense, including valuation allowance change	(4.5)	1.6	2.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables and other assets	(31.2)	(1.6)	(4.3)
(Decrease) increase in accounts payable and accrued expenses	(0.6)	3.5	4.2
Increase (decrease) in deferred revenues	3.8	2.3	(1.8)
Increase (decrease) in other liabilities	7.2	(1.7)	0.6

Net cash provided by operating activities	44.5	66.0	43.5

Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	(25.4)	(22.4)	—
Capital expenditures – other	(202.9)	(95.1)	(29.3)
Proceeds from the sale of assets	0.2	—	—
Increase in restricted cash	(11.1)	—	—
Release of restricted cash	4.8	—	—
Advances (to) from affiliates	(18.3)	11.6	(11.6)
Other, net	0.1	0.1	0.4

Net cash used in investing activities	(252.6)	(105.8)	(40.5)

Cash flows from financing activities:
Borrowings from affiliates, net	119.8	66.6	15.5
Repayment of related party note	(400.0)	—	—
Proceeds from issuance of debt	525.0	—	—
Payments on capital lease obligations	(9.0)	(7.0)	(10.2)
Payments on financing obligations	—	(16.2)	—
Debt issuance costs	(17.2)	—	—
Contributions/(distributions) from (to) parent, net	5.4	(7.8)	(3.7)
Other, net	—	(0.1)	0.3

Net cash provided by financing activities	224.0	35.5	1.9

Net increase (decrease) in cash and cash equivalents	15.9	(4.3)	4.9
Cash and cash equivalents at beginning of year	0.6	4.9	—

Cash and cash equivalents at end of year	$16.5	$0.6	$4.9

Supplemental disclosures
Cash paid for interest	$42.4	$33.0	$11.4
Noncash investing and financing transactions:
Acquisition of property on account	7.7	7.6	0.3
Acquisition of property by assuming capital lease obligations or other financing arrangements	11.6	43.7	1.8
Acquisition of real estate contributed by parent	—	—	2.8
Acquisition of business funded by parent debt and divisional control contribution	—	—	526.3
Assets transferred to parent	2.0	—	—
Divisional control contribution funded by settlement of intercompany balances due to Parent	203.5	—	—
Divisional control distribution funded by related party notes payable	—	—	215.0

The accompanying notes are an integral part of the combined financial statements

CyrusOne Inc.

COMBINED STATEMENTS OF PARENT’S NET INVESTMENT

	Common Shares	Stock Issued Amount	Partnership Units	Units Issued Amount	Paid-In Capital	Partnership Capital	Divisional Control	Parent’s net investment
	(in millions)
Balance as of December 31, 2009	—	$—	—	$—	$—	$—	$163.4
Net Income	—	—	—	—	—	—	3.5
Contribution from Parent related to acquisition of Cyrus Networks	—	—	—	—	—	—	366.7
Distributions to Parent related to recapitalization	—	—	—	—	—	—	(215.0)
Other distributions to Parent, net	—	—	—	—	—	—	(0.8)

Balance as of December 31, 2010	—	—	—	—	—	—	317.8
Net Income	—	—	—	—	—	—	1.5
Distribution to Parent	—	—	—	—	—	—	(7.8)

Balance as of December 31, 2011	—	—	—	—	—	—	311.5	$311.5
Divisional Control Transfer	—	—	—	—	—	311.5	(311.5)	—
Net Loss	—	—	—	—	—	(20.3)	—	(20.3)
Issuance of common stock (100 shares at $ .01 par value)	—	—	—	—	—	—	—	—
Issuance of partnership units	—	—	123.6	—	—	—	—	—
Contributions from Parent related to settlement of intercompany balances	—	—	—	—	7.1	196.4	—	203.5
Other contributions from Parent, net	—	—	—	—		5.4	—	5.4

Balance as of December 31, 2012	—	$—	123.6	$—	$7.1	$493.0	$—	$500.1

The accompanying notes are an integral part of the combined financial statements

CyrusOne Inc.

NOTES TO COMBINED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

CyrusOne Inc, together with CyrusOne GP, CyrusOne LP and its subsidiaries (collectively, “CyrusOne”, “we”, “our” or “Predecessor”) is an owner, operator and developer of enterprise-class, carrier neutral data centers. Our customers operate in a number of industries, including energy, oil and gas, mining, medical, technology, finance and consumer goods and services. We currently operate 24 data centers located in the United States, United Kingdom and Singapore. A large portion of our revenues are generated by data centers located in Texas and Ohio. An economic downturn or natural disaster occurring in these operating territories could have a disproportionate effect on our business, financial condition, results of operations and cash flows compared to similar companies operating in different geographic areas.

CyrusOne Inc., CyrusOne GP, of which CyrusOne is the sole beneficial owner and sole trustee, and its limited partnership, CyrusOne LP, of which CyrusOne GP is the general partner, were formed on July 31, 2012. CyrusOne completed an initial public offering of its common stock on January 24, 2013 (the “offering”). Prior to our initial public offering, CyrusOne and CyrusOne LP engaged in certain formation transactions designed to (i) continue the operations of the Predecessor, (ii) enable CyrusOne to raise necessary capital to repay certain debt to Cincinnati Bell Inc. (“CBI” or “Parent”), a related party, (iii) fund operating costs, capital expenditures and working capital, (iv) provide a funding vehicle for potential business acquisitions, and (v) enable CyrusOne to comply with the requirements under the federal income tax laws and regulations related to real estate investment trusts (“REIT”).

CyrusOne’s operations will be primarily conducted through CyrusOne LP, its limited partnership. CyrusOne intends to elect the status of and qualify as a REIT under Sections 856 and 860 of the Internal Revenue Code of 1986 (“the Code”), as amended, for the taxable year ended December 31, 2013. CyrusOne will be the sole beneficial owner and sole trustee of CyrusOne GP, which will be the sole general partner in CyrusOne LP.

On November 20, 2012, CyrusOne LP received a contribution of interests in real estate properties from CBI in exchange for limited partnership interests in CyrusOne LP and the assumption of debt and other specified liabilities. In return, CyrusOne LP issued 123,688,687 operating partnership units to CBI. A portion of CyrusOne’s related party notes receivable/payable and deferred tax assets and liabilities were not contributed to CyrusOne LP. Subsequent to December 31, 2012, CyrusOne LP executed a 2.8 to 1.0 reverse unit split, resulting in CBI owning 44,102,556 operating partnership units.

Prior to November 20, 2012, CyrusOne was not a legal entity or a combination of legal entities. The accompanying combined financial statements of CyrusOne represent the data center assets and operations owned by CBI and, unless the context otherwise requires, its consolidated subsidiaries which historically have been maintained in various legal entities, some of which had significant unrelated business activities. CBI has operated its Cincinnati-based data center business for over 10 years; in addition, it acquired GramTel Inc. (“GramTel”), a data center operator in South Bend, Indiana and Chicago, Illinois, for approximately $20 million in December 2007; and it acquired Cyrus Networks, LLC (“Cyrus Networks”), a data center operator based in Texas, for approximately $526 million, net of cash acquired, in June 2010. The accompanying financial statements have been “carved out” of CBI’s consolidated financial statements and reflect significant assumptions and allocations. The combined financial statements do not fully reflect what the Predecessor’s financial position, results of operations and cash flows would have been had the Predecessor been a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of CyrusOne’s future results of operations, financial position and cash flows.

On January 24, 2013, CyrusOne completed the initial public offering of its common stock, issuing approximately 19.0 million shares for $337.1 million, net of underwriter’s discount. On the same date, CyrusOne Inc. purchased approximately 19.0 million of CyrusOne LP’s operations partnership units. In addition, CBI exchanged approximately 1.5 million partnership units for CyrusOne common stock, and CBI was issued 0.4 million CyrusOne shares in repayment for transaction costs paid by CBI. CyrusOne also issued approximately 1.0 million of its common shares to directors and employees. Vesting of these shares is contingent upon completion of service. Following the completion of these transactions, CyrusOne Inc. and CyrusOne GP held a combined 33.9% interest in CyrusOne LP, with the remaining 66.1% interest held by CBI.

The accompanying financial statements were prepared using CBI’s historical basis in the assets and liabilities of its data center business. The combined financial statements include all revenues, costs, assets and liabilities directly attributable to the data center business. In addition, certain expenses reflected in the combined financial statements include allocations of corporate expenses from CBI, which in the opinion of management are reasonable (see further discussion in Note 14). Related party notes payable in the accompanying combined financial statements reflect contractual amounts due to CBI or other affiliated entities. All intercompany transactions have been eliminated from the accompanying combined financial statements.

2. Significant Accounting Policies

Use of Estimates—Preparation of the combined financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and accompanying notes. These estimates and assumptions are based on management’s knowledge of current events and actions that we may undertake in the future. Estimates are used in determining the fair value of leased real estate, the useful lives of real estate and other long-lived assets, future cash flows associated with goodwill and other long-lived asset impairment testing, deferred tax assets and liabilities and loss contingencies. Estimates were also utilized in the determination of historical allocations of shared employees payroll, benefits and incentives and management fees. Actual results may differ from these estimates and assumptions.

Investments in Real Estate—Investments in real estate consist of land, buildings, improvements and integral equipment utilized in our data center operations. Real estate acquired from third parties has been recorded at its acquisition cost. Real estate acquired from CBI and its affiliates has been recorded at its historical cost basis. Additions and improvements which extend an asset’s useful life or increase its functionality are capitalized and depreciated over the asset’s remaining life. Maintenance and repairs are expensed as incurred.

When we are involved in the construction of structural improvements to the leased property, we are deemed the accounting owner of leased real estate. In these instances, we bear substantially all the construction period risk, such as managing or funding construction. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations. At inception, the fair value of the real estate, which generally consists of a building shell, and our associated obligation is recorded as construction in progress. As construction progresses, the value of the asset and obligation increases by the fair value of the structural improvements. When construction is complete, the asset is placed in service and depreciation commences. Leased real estate is depreciated to the lesser of (i) its estimated fair value at the end of the term or (ii) the expected amount of the unamortized obligation at the end of the term. As of December 31, 2012 and 2011, leased assets, where we are deemed the accounting owner, were $60.8 million and $48.2 million, respectively. The associated obligation is presented as other financing arrangements in the accompanying combined balance sheets.

When we are not deemed the accounting owner, we further evaluate leased real estate to determine whether the lease should be classified as a capital or operating lease. One of the following four characteristics must be present to classify a lease as a capital lease: (i) the lease transfers ownership of the property to the lessee by the end of the lease term, (ii) the lease contains a bargain purchase option, (iii) the lease term is equal to 75% or more of the estimated economic life of the leased property or (iv) the net present value of the lease payments are at least 90% of the fair value of the leased property. As of December 31, 2012 and 2011, capital lease assets included in investment in real estate were $61.4 million and $59.2 million, respectively.

Construction in progress includes direct and indirect expenditures for the construction and expansion of our data centers and is stated at its acquisition cost. Independent contractors perform substantially all of the construction and expansion efforts of our data centers. Construction in progress includes costs incurred under construction contracts including project management services, engineering and schematic design services, design development, construction services and other construction-related fees and services. Interest, property taxes and certain labor costs are also capitalized during the construction of an asset. Capitalized interest in 2012, 2011, and 2010 was $2.7 million, $2.6 million, and $0.5 million, respectively. These costs are depreciated over the estimated useful life of the related assets.

Depreciation is calculated using the straight-line method over the estimated useful life of the asset. Useful lives range from 20 to 48 years for buildings, 3 to 25 years for building improvements, and 3 to 5 years for equipment. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term, including renewal options which are reasonably assured.

Cash and Cash Equivalents—Cash and cash equivalents consist of funds on deposit at financial institutions.

Restricted Cash—Restricted cash consists of funds held in escrow to fund construction.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business acquisitions. We perform impairment testing of goodwill, at the reporting unit level, on an annual basis or more frequently if indicators of potential impairment exist. The fair value of our reporting unit was determined using a combination of market-based valuation multiples for comparable businesses and discounted cash flow analysis based on internal financial forecasts incorporating market participant assumptions. The fair value of each reporting unit exceeded its corresponding carrying value; therefore, no impairments were recognized in 2012, 2011 or 2010.

Long-Lived and Intangible Assets—Intangible assets represent purchased assets that lack physical substance, but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged, either on its own or in combinations with a related contract, asset, or liability. Intangible assets with finite lives consist of trademarks, customer relationships, and a favorable leasehold interest.

Management reviews the carrying value of long -lived assets, including intangible assets with definite lives, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Examples of such indicators may include a significant adverse change in the extent to which or manner in which the property is being used, an accumulation of costs significantly in excess of the amount originally expected for acquisition or development, or a history of operating or cash flow losses. When such indicators exist, we review an estimate of the undiscounted future cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition and compare such amount to its carrying amount. We consider factors such as future operating income, leasing demand, competition and other factors. If our undiscounted net cash flows indicate that we are unable to recover the carrying value of the asset, an impairment loss is recognized. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value.

Receivables—Receivables consist principally of trade receivables from customers, are generally unsecured and are due within 30 to 90 days. Unbilled receivables arise from services rendered but not yet billed. Expected credit losses associated with trade receivables are recorded as an allowance for uncollectible accounts. The allowance for uncollectible accounts is estimated based upon historic patterns of credit losses for aged receivables as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for uncollectible accounts is reduced. The Company has receivables with two large customers that exceed 10% of the Company’s outstanding accounts receivable balance at December 31, 2012. There were no customers that exceeded 10% of the Company’s outstanding accounts receivables balance at December 31, 2011.

Prior to October 1, 2012, we sold most of our trade and other accounts receivable without recourse to Cincinnati Bell Funding LLC (“CBF”), a bankruptcy-remote subsidiary of CBI, at a 2.5% discount to the receivables’ face value. CBTS, a wholly-owned subsidiary of CBI, and Cyrus Networks LLC (“Cyrus Networks”) began selling their receivables to CBF in March 2009 and June 2011, respectively. The transfer of these assets qualified as a sale pursuant to Accounting Standards Codification (“ASC”) 860-10, Transfers of Financial Assets, as these receivables had been isolated from the Predecessor and its creditors. The Predecessor continued to service these receivables and received a fee for this service. Effective October 1, 2012, we terminated our participation in this program.

As of December 31, 2012 receivables were $33.5 million and the allowance for uncollectible accounts was $0.3 million. The December 31, 2011 receivables and related allowance for uncollectible accounts were immaterial for 2011.

Deferred Leasing Costs—Sales commissions incurred at the commencement of a new lease are capitalized and amortized over the term of the customer lease. Amortization of deferred leasing costs is presented with depreciation and amortization in the accompanying combined statements of operations. If a lease terminates prior to the expected life of the customer relationship, the remaining unamortized cost is written off to amortization expense.

Deferred Financing Costs—Legal and professional fees incurred in connection with issuance of debt and revolving credit facilities are capitalized and amortized over the term of the financing arrangement. Amortization of deferred financing costs is presented within interest expense in the accompanying combined statements of operations.

Pushdown of CBI Acquisition-Related Debt—In June 2010, CBI borrowed $526 million on its corporate credit facility to finance the acquisition of Cyrus Networks. In accordance with Staff Accounting Bulletin Topic 5J (“SAB Topic 5J”), we presented $168 million of CBI acquisition-related debt in our combined financial statements. We considered various allocation methodologies in determining the amount of debt to be recognized in the combined financial statements. The method selected was based on a leverage ratio common to the industry. As of December 31, 2010, the pushdown of CBI acquisition debt was derecognized from the Predecessor’s financial statements concurrent with a divisional control distribution from the Predecessor and issuance of a $400 million note payable to CBI. The reversal of debt recognition was offset by an increase to divisional control.

Other Financing Arrangements—Other financing arrangements represent leases of real estate where we are involved in the construction of structural improvements to develop buildings into data centers. When we bear substantially all the construction period risk, such as managing or funding construction, we are deemed to be the accounting owner of the leased property and, at the lease inception date, we are required to record at fair value the property and associated liability on our combined balance sheet. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations.

Revenue Recognition—Colocation rentals are generally billed monthly in advance, and some contracts have escalating payments over the non cancellable term of the contract. If rents escalate without the lessee gaining access to or control over additional leased space or power, and the lessee takes possession of, or controls the physical use of the property (including all contractually committed power) at the beginning of the lease term, the rental payments by the lessee are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional leased space or power, revenue is recognized in proportion to the additional space or power in the years that the lessee has control over the use of the additional space or power. The excess of revenue recognized over amounts contractually due is recognized in other assets in the accompanying combined balance sheets.

Some of our leases are structured on a full-service gross basis in which the customer pays a fixed amount for both colocation rental and power. Other leases provide that the customer will be billed for power based upon actual usage which is separately metered. In both cases, this revenue is presented on a gross basis in the accompanying combined statements of operations. Power is generally billed one month in arrears, and an estimate of this revenue is accrued in the month that the associated costs are incurred. We generally are not entitled to reimbursements for real estate taxes, insurance or other operating expenses.

Revenue is recognized for services or products that are deemed separate units of accounting. When a customer makes an advance payment which is not deemed a separate unit of accounting, deferred revenue is recorded. This revenue is recognized ratably over the expected term of the customer relationship, unless the pattern of service suggests otherwise. As of December 31, 2012 and 2011, deferred revenue was $52.8 million and $49.0 million, respectively.

Certain customer contracts require specified levels of service or performance. If we fail to meet these service levels, our customers may be eligible to receive credits on their contractual billings. These credits are recognized against revenue when an event occurs that gives rise to such credits.

Property Operating Expenses—Property operating expenses generally consist of electricity, salaries and benefits of data center operations personnel, real estate taxes, security, rent, insurance and other site operating and maintenance costs.

Sales and Marketing Expense—Sales and marketing expense is comprised of compensation and benefits associated with sales and marketing personnel as well as advertising and marketing costs. Prior to January 1, 2011, certain commissions were paid as a percentage of monthly recurring revenue, and these amounts were included in sales and marketing expense. These commission plans were terminated on December 31, 2010. Costs related to advertising are expensed as incurred and amounted to $2.9 million, $1.4 million and $0.2 million in 2012, 2011 and 2010, respectively.

Depreciation and Amortization Expense—Depreciation expense is recognized over the estimated useful lives of real estate applying the straight-line method. The useful life of leased real estate and leasehold improvements is the lesser of the economic useful life of the asset or the term of the lease, including optional renewal periods if renewal of the lease is reasonably assured. The residual value of leased real estate is estimated as the lesser of (i) the expected fair value of the asset at the end of the lease term or (ii) the expected amount of the unamortized liability at the end of the lease term. Estimated useful lives are periodically reviewed. Depreciation expense was $54.5 million, $39.1 million and $26.9 million in 2012, 2011 and 2010, respectively.

Amortization expense is recognized over the estimated useful lives of finite-lived intangibles. An accelerated method of amortization is utilized to amortize our customer relationship intangible, consistent with the benefit expected to be derived from this asset. We amortize trademarks, favorable leasehold interests, deferred leasing costs and deferred sales commissions, over their estimated useful lives. The estimated useful life of trademarks and customer relationships is eight to 15 years. The favorable leasehold interest is being amortized over the remaining lease term of 56 years. Deferred leasing costs are amortized over three to five years. Amortization expense was $18.9 million, $16.4 million and $9.3 million in 2012, 2011 and 2010, respectively.

Transaction Costs—Transaction costs represent legal, accounting and professional fees incurred in connection with the formation transactions, our qualification as a REIT and completed and potential business combinations. Transaction costs are expensed as incurred.

Restructuring Costs—A restructuring charge was recognized in 2010 to terminate an existing sales commission plan in order to transition to a common plan for all commissioned employees.

Operating and Transactional Taxes—Certain operating taxes, such as property, sales, use and value added taxes, are reported as expenses in operating income. These taxes are not included in income tax expense because the amounts to be paid are not dependent on the level of income generated. We also record operating expenses for the establishment of liabilities related to certain operating tax audit exposures. These liabilities are established based on our assessment of the probability of payment. Upon resolution of an audit, any remaining liability not paid is released and increases operating income.

Income Taxes—The Predecessor was included in CBI’s consolidated tax returns in various jurisdictions. In the accompanying combined financial statements, we have accounted for income taxes as if the Predecessor was a separate stand-alone company. The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods.

Deferred income taxes are provided for temporary differences in the bases between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred income tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards.

Foreign Currency Translation and Transactions—The financial position of foreign subsidiaries is translated at the exchange rates in effect at the end of the period, while revenues and expenses are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as components of accumulated other comprehensive (loss) income. Gains and losses arising from foreign currency transactions are recorded in the period incurred. Gains and losses from translation and foreign currency transactions were immaterial in 2012, 2011 and 2010.

Comprehensive Income (Loss)—Comprehensive income (loss) represents the change in net assets of a company from transactions and other events from non-owner sources. Comprehensive income (loss) equaled our net income (loss) in 2012, 2011 and 2010.

Earnings per Share—For the historical periods presented, the Predecessor operated without a defined capital structure or designated equity. As a result, earnings per share has not been presented.

Business Combinations—In accounting for business combinations, we apply the accounting requirements of ASC 805, Business Combinations, which requires the recording of net assets of acquired businesses at fair value. In developing estimates of fair value of acquired assets and assumed liabilities, management analyzed a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets and market rate assumptions for contractual obligations. Such a valuation requires management to make significant estimates and assumptions, particularly with respect to the intangible assets. Acquisition costs are expensed as incurred.

Related Party Transactions—CBI provided us with a variety of services. Cost allocation methods which were employed to determine the costs to be recognized in the accompanying combined financial statements included the following:

•	Specific identification—Applied when amounts were specifically identifiable to our operations.

•	Reasonable allocation method—When amounts were not clearly or specifically identifiable to our operations, management applied a reasonable allocation method.

Insurance Programs—CBI provided the Predecessor with coverage for certain employee health care benefits as well as losses incurred related to general liability, workers’ compensation and automobile claims. CBI has purchased third-party insurance policies for these risks and is self-insured up to certain limits. Our portion of CBI’s self-insured insurance expense has been determined based on its historical experience of paid claims.

Pension and Postretirement—Some of our employees participated in CBI’s pension and postretirement benefit plans. These plans have been accounted for as multi-employer plans which require us to recognize expense for our proportionate share of the annual contributions to these plans. Our proportionate share of these contributions was determined using the projected benefit obligation associated with our plan participants compared to CBI’s plan participants and was immaterial in 2012, 2011 and 2010.

Stock-Based Compensation—Some of our employees participated in CBI’s stock-based compensation plans. CBI values all share-based payments to employees at fair value on the date of grant and expenses this amount over the applicable vesting period. The fair value of stock options and stock appreciation rights is determined using the Black-Scholes option-pricing model using assumptions such as volatility, risk-free interest rate, holding period and expected dividends. The fair value of stock awards is based upon the closing market price of CBI’s common stock on the date of grant. For all share-based awards, a forfeiture rate is estimated based upon the historical forfeiture patterns. The forfeiture rate reduces the total fair value of the awards to be recognized as compensation expense. For graded vesting awards, CBI’s policy is to recognize compensation expense on a straight-line basis over the vesting period. Certain employees have been granted awards, which are indexed to the change in CBI’s common stock price, which will be cash settled. These awards are marked to fair market value and the adjusted compensation cost is expensed on a pro-rata basis over the remaining vesting period. The accompanying combined financial statements include an allocation of stock-based compensation costs for awards granted to our employees.

Fair Value Measurements—Fair value measurements are utilized in accounting for business combinations and testing of goodwill and other long-lived assets for impairment. Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for asset and liabilities, is as follows:

Level 1—Observable inputs for identical instruments such as quoted market prices;

Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and

Level 3—Unobservable inputs that reflect our determination of assumptions that market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including our own data.

Business Segments—Business segments are components of an enterprise for which separate financial information is available and regularly viewed by the chief operating decision maker to assess performance and allocate resources. Our chief operating decision maker reviews our financial information on an aggregate basis. Furthermore, our data centers have similar economic characteristics and customers across all geographic locations, our service offerings have similar production processes, deliver services in a similar manner and use the same types of facilities and similar technologies. As a result, we have concluded that we have one reportable business segment.

3. Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The accounting update amends the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in order to achieve further convergence with IFRS. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted the provisions of this standard effective January 1, 2012. The adoption of this standard did not have a material impact on our combined financial statements.

4. Acquisitions

On June 11, 2010, CBI purchased 100% of the equity interests of Cyrus Networks, LLC, a data center business based in Texas, for approximately $526 million, net of cash acquired. This acquisition expanded our data center operations beyond the midwestern United States. This transaction has been accounted for as a business combination applying the acquisition method. The results of this acquired business have been included in our combined statement of operations subsequent to its acquisition date. Our results of operations for the twelve months ended December 31, 2010 included revenues of $44.9 million and operating income of $0.6 million associated with this acquired entity. Acquisition costs of $9.0 million and management fees of $1.8 million were associated with the acquisition and allocated to the Predecessor in 2010.

The following table summarizes the fair value of the assets acquired and liabilities assumed:

(dollars in millions)
Assets acquired
Investment in real estate:
Buildings and improvements	$136.8
Equipment	4.6
Construction in progress	10.4

Investment in real estate	151.8

Goodwill	269.5
Intangible assets	138.0
Other assets	12.8

Total assets acquired	572.1

Liabilities assumed
Accounts payable and accrued expenses	5.2
Deferred revenue	7.7
Other financing arrangements	32.1
Other liabilities	0.8

Total liabilities assumed	45.8

Net assets acquired	$526.3

As required under ASC 805, we valued the assets acquired and liabilities assumed at fair value. The fair value of investment in real estate, intangible assets and other financing arrangements were estimated by management with the assistance of an independent valuation firm. All other fair value measurements were determined solely by management. Goodwill decreased by $0.1 million upon finalization of the purchase price allocation in early 2011.

The following table presents the allocation of the purchase price to intangible assets acquired:

	Fair Value (dollars in millions)	Weighted - Average Amortization Period (in Years)
Intangible assets subject to amortization:
Customer relationships	$126.7	15
Trademark	7.4	15
Favorable leasehold interest	3.9	56

Total intangible assets subject to amortization	$138.0	16

Customer relationships have been amortized on an accelerated method relative to the estimated economic value generated by these assets in future years. The trademark and favorable leasehold interest are both amortized on a straight-line basis, which approximates the estimated economic value generated by this asset in future years.

The following unaudited pro forma results of operations assumes this acquisition was completed as of January 1, 2009:

(dollars in millions)	Year Ended December 31,
	2010	2009
Revenue	$159.1	$130.8
Income (loss) from continuing operations	8.8	(1.5)

These pro forma results include adjustments related to the purchase price allocation and financing of the acquisition as well as the results of Cyrus Networks prior to the acquisition. The pro forma adjustments and their effect on the income (loss) from continuing operations were as follows:

	Year Ended December 31,
(dollars in millions)	2010	2009
Elimination of deferred installation revenue	$(1.7)	$(1.6)
Elimination of deferred sales commissions	0.8	0.8
Increase in depreciation and amortization on acquired property and intangibles	(6.5)	(12.9)
Reclass acquisition costs to earliest year presented	9.0	(9.0)
Higher interest costs associated with acquisition-related debt	(1.4)	(4.4)
Tax effects of above entries	(2.6)	5.1

Total	$(2.4)	$(22.0)

The pro forma information shown above does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the annual reporting period indicated nor is it necessarily indicative of future operating results. The pro forma information does not include any (i) potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition or (ii) transaction or integration costs relating to the acquisition.

5. Investment in Real Estate

For the year ended December 31, 2012, an impairment of $17.1 million related to our gross investment in real estate was incurred. Disposals associated with buildings and improvements were $0.6 million.

Acquisition of Real Estate

In January 2012, we purchased a 30-acre parcel of land and a 659,340 square foot building in Carrollton, Texas (Dallas metro area) for $23.4 million. Land was allocated $16.1 million of the purchase price and the remaining $7.3 million was associated with developing this building into an operating data center.

In July 2012, the Predecessor purchased six acres of land adjacent to the Westway Park (Houston West) facility for $2.0 million. Concurrent with this purchase, we committed to fund construction of a 157,000 square foot building at a cost of $11.1 million. We deposited these funds into an escrow account to fund construction and $4.8 million was drawn to fund construction costs as of December 31, 2012. This account is presented as restricted cash in the accompanying condensed combined balance sheet. Upon completion of the shell, this building will be further developed into a data center.

In September 2011, the Predecessor purchased 56 acres of land to build a data center near Phoenix, Arizona. The purchase price of this property was $14.8 million. This facility was commissioned in 2012, providing approximately 36,000 square feet of colocation space.

In December 2011, the Predecessor purchased a 10-acre parcel of land and building in San Antonio, Texas. The purchase price of this property was $7.6 million. The purchase price was allocated $4.6 million to land with the remaining $3.0 million allocated to the building. This facility was commissioned in 2012, providing approximately 36,000 square feet of colocation space.

6. Goodwill, Intangible and Other Long-Lived Assets

Goodwill and intangible assets were recognized in connection with the acquisition of Cyrus Networks as well as prior acquisitions. The carrying amount of goodwill was $276.2 million for both 2012 and 2011.

Summarized below are the carrying values for the major classes of intangible assets:

		December 31,
(dollars in millions)		2012		2011
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	15	$129.5	$(36.8)	$136.6	$(26.4)
Trademark	15	7.4	(1.2)	7.4	(0.7)
Favorable leasehold interest	56	3.9	(0.2)	3.9	(0.1)

Total		$140.8	$(38.2)	$147.9	$(27.2)

During the second quarter of 2012, management identified impairment indicators for a customer relationship intangible and other long-lived assets primarily related to GramTel acquisition. We performed step one of the impairment tests for these assets utilizing cash flow estimates from our most recent long-term business plan and other updated assumptions. The results of these tests indicated a potential impairment loss for each of these asset groups.

Management engaged a third-party valuation specialist to assist with our estimation of the fair value of these assets. Management estimated the fair value of the customer relationship using the income approach, which discounted the expected earnings attributable to current customer contracts, and includes estimates of future expenses, capital expenditures and an appropriate discount rate.

Management also estimated the fair value of other long-lived assets, primarily leasehold improvements, using an income approach based on projected discounted future cash flows using estimates of future revenues and expenses, projected capital expenditures and an appropriate discount rate. The fair value of the customer relationship intangible was estimated by management to be $2.8 million resulting in an asset impairment of $1.5 million. Management estimated the fair value of other long-lived assets, primarily leasehold improvements, at $2.4 million resulting in an impairment loss of $11.8 million. Both fair value estimates are deemed Level 3 measurements within the fair value hierarchy due to the significance of unobservable inputs utilized in these measurements.

Amortization expense for intangible assets subject to amortization was $16.4 million, $15.5 million and $9.2 million in 2012, 2011 and 2010, respectively. The following table presents estimated amortization expense for 2013 through 2017:

(dollars in millions)
2013	$16.9
2014	16.9
2015	14.6
2016	11.5
2017	9.4

7. Sale of Accounts Receivable

Prior to October 1, 2012, we sold most of our receivables to an affiliated entity at a discount of 2.5% of the face value. Proceeds from the sale of these assets were settled through CBI’s centralized cash management system. Effective October 1, 2012, we terminated our participation in this program and previously derecognized receivables of $25.9 million were transferred back to us.

As of December 31, 2011, derecognized and delinquent receivables associated with this arrangement were $20.7 million and $3.3 million, respectively. Credit losses on sold receivables were immaterial.

	For the years ended December 31,
(dollars in millions)	2012	2011	2010
Receivables sold, net	$127.8	$137.5	$70.2
Proceeds upon sale	124.6	134.0	68.4
Loss on sale	3.2	3.5	1.8
Servicing fees received	0.1	0.1	0.1

8. Debt and Other Financing Arrangements

Debt and other financing arrangements presented in the accompanying combined financial statements consist of the following:

	As of December 31,
(dollars in millions)	2012	2011
Revolving credit agreement	$—	$—
Capital lease obligations	32.2	42.9
Related party note due on demand	—	80.2
Related party note due 2018	—	400.0
6 3/8% Senior Notes due 2022	525.0	—
Other financing arrangements	60.8	48.2

Total	$618.0	$571.3

Revolving credit agreement—On November 20, 2012, we entered into a credit agreement (the “Credit Agreement”) which provides for a $225 million senior secured revolving credit facility, with a sublimit of $50 million for letters of credit and a $30 million sublimit for swingline loans. The Credit Agreement has a maturity date of November 20, 2017. Borrowings under the Credit Agreement will be used for working capital, capital expenditures and other general corporate purposes of CyrusOne LLC, the operating subsidiary of CyrusOne LP, the borrower and the other subsidiaries of CyrusOne, including for acquisitions, dividends and other distributions permitted thereunder. Letters of credit will be used for general corporate purposes.

Borrowings under the Credit Agreement bear interest, at our election, at a rate per annum equal to LIBOR or a base rate plus an applicable margin equal to, in the case of LIBOR borrowings, 3.50% per annum and, in the case of base rate borrowings, 2.50% per annum, subject to periodic adjustment for changes in the total net leverage ratio.

Borrowings under the Credit Agreement are guaranteed by CyrusOne Inc., CyrusOne GP, CyrusOne Finance Corp., CyrusOne LLC, CyrusOne TRS Inc., and CyrusOne Foreign Holdings LLC. The obligations under the Credit Agreement are secured by, subject to certain exceptions, the capital stock of certain of our subsidiaries, certain intercompany debt and the tangible and other intangible assets of us and certain of our subsidiaries.

The Credit Agreement contains customary affirmative and negative covenants (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on the ability to incur additional indebtedness, create liens, make certain investments, make certain dividends and related distributions, prepay certain debt, engage in affiliate transactions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions, amend the organizational documents and dispose of assets or subsidiaries. In addition, the Credit Agreement requires us to maintain a certain secured net leverage ratio, ratio of earnings before interest taxes depreciation and amortization (“EBITDA”) to fixed charges and ratio of total indebtedness to gross asset value, in each case on a consolidated basis. Notwithstanding the limitations set forth above, we will be permitted, subject to the terms and conditions of the Credit Agreement, to distribute to our shareholders cash dividends in an amount not to exceed 95% of our adjusted funds from operations for any period.

The Credit Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, nonpayment of principal or interest, failure to perform or observe covenants, breaches of representations and warranties, cross-defaults with certain other indebtedness, certain bankruptcy-related events or proceedings, final monetary judgments or orders, ERISA defaults, certain change of control events and loss of REIT status following a REIT election by us.

As of December 31, 2012, there were no borrowings on the Credit Agreement.

We pay commitment fees for the unused amount of borrowings on the Credit Agreement and letter of credit fees on any outstanding letters of credit. The commitment fees are equal to 0.50% of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. Commitment fees related to the Credit Agreement were immaterial in 2012.

Capital lease obligations—We use leasing as a source of financing for certain of our data center facilities and related equipment. We currently operate six data center facilities recognized as capital leases. We have options to extend the initial lease term on all these leases and options to purchase the facility for one of these leases. Interest expense on capital lease obligations was $7.4 million, $5.4 million and $4.3 million in 2012, 2011 and 2010, respectively.

Related party note due on demand—Prior to November 20, 2012, we participated in CBI’s centralized cash management program. On a daily basis, all excess cash was transferred to CBI’s corporate cash accounts. Likewise, substantially all funds to finance our operations and capital expenditures were funded by CBI. Advances and borrowings between affiliates were governed by an intercompany cash management note. Borrowings were unsecured. On November 20, 2012, we repaid $80 million on this note and the remaining amount outstanding was not contributed to CyrusOne LP.

Effective November 19, 2010, all advances/borrowings bear interest at the average 30-day Eurodollar rate for the calendar month plus the applicable credit spread for Eurodollar rate borrowings charged for CBI’s revolving line of credit. Prior to this date, the interest rate applied to such advances and borrowings was CBI’s short-term borrowing rate. The average rate earned or charged was 5.0% in 2012, 5.0% in 2011 and 4.2% in 2010.

Related party note due 2018—On December 31, 2010, the Predecessor funded a distribution to CBI by issuing a note payable to CBI for $400 million (see further discussion of the distribution in Note 10). This note bore interest at 7.25% and matured in 2018. Interest was settled on a monthly basis through CBI’s centralized cash management system. On November 20, 2012, this note was repaid in full.

6 3/8% Senior Notes due 2022—On November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. (the “Issuers”) issued $525 million of 6 3/8% Senior Notes due 2022 (“6 3/8% Senior Notes”). The 6 3/8% Senior Notes are senior unsecured obligations of the Issuers, which rank equally in right of payment with all existing and future unsecured senior debt of the Issuers. The 6 3/8% Senior Notes are effectively subordinated to all existing and future secured indebtedness of the Issuers to the extent of the value of the assets securing such indebtedness. The 6 3/8% Senior Notes are guaranteed on a joint and several basis by CyrusOne Inc., CyrusOne GP, and each of CyrusOne LP’s existing and future domestic wholly-owned subsidiaries, subject to certain exceptions. Each such guarantee is a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior debt of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness. The 6 3/8% Senior Notes are structurally subordinated to all liabilities (including trade payables) of each subsidiary of the Issuer that does not guarantee the Senior Notes. The 6 3/8% Senior Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2013, to persons who are registered holders of the 6 3/8% Senior Notes on the immediately preceding May 1 and November 1, respectively.

The indenture governing the 6 3/8% Senior Notes limits the ability of the CyrusOne LP and its restricted subsidiaries to incur indebtedness, encumber their assets, enter into sale and leaseback transactions, make restricted payments, create dividend restrictions and other payment restrictions that affect the CyrusOne LP’s restricted subsidiaries, permit restricted subsidiaries to guarantee certain indebtedness, enter into transactions with affiliates, sell assets and engage in certain business activities, in each case subject to certain qualifications set forth in the indenture.

The 6 3/8% Senior Notes will mature on November 15, 2022. However, prior to November 15, 2017, the Issuers may, at their option, redeem some or all of the 6 3/8% Senior Notes at a redemption price equal to 100% of the principal amount of the 6 3/8% Senior Notes, together with accrued and unpaid interest, if any, plus a “make-whole” premium. On or after November 15, 2017, the Issuers may, at our option, redeem some or all of the 6 3/8% Senior Notes at any time at declining redemption prices equal to (i) 103.188% beginning on November 15, 2017, (ii) 102.125% beginning on November 15, 2018, (iii) 101.063% beginning on November 15, 2019 and (iv) 100.000% beginning on November 15, 2020 and thereafter, plus, in each case, accrued and unpaid interest, if any, to the applicable redemption date. In addition, before November 15, 2015, and subject to certain conditions, the Issuers may, at their option, redeem up to 35% of the aggregate principal amount of the 6 3/8% Senior Notes with the net proceeds of certain equity offerings at 106.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that (i) at least 65% of the aggregate principal amount of the 6 3/8% Senior Notes remains outstanding and (ii) the redemption occurs within 90 days of the closing of any such equity offering.

Other financing arrangements—Other financing arrangements represents leases of real estate in which we are involved in the construction of structural improvements to develop buildings into data centers. When we bear substantially all the construction period risk, such as managing or funding construction, we are deemed to be the accounting owner of the leased property and, at the lease inception date, we are required to record at fair value the property and associated liability on our balance sheet. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations.

In 2011, we terminated the financing obligation for one of these facilities by purchasing the property from the former lessor. The Predecessor recognized a loss on extinguishment of debt of $1.4 million upon the termination of this arrangement.

The following table summarizes our annual minimum payments associated with our other financing arrangements for the five years subsequent to December 31, 2012 and thereafter:

(dollars in millions)
2013	$6.0
2014	6.4
2015	6.6
2016	6.7
2017	6.9
Thereafter	42.3

Total financing arrangements	$74.9

The following table summarizes annual principal maturities of our of 6 3/8% Senior Notes due 2022 and capital leases for the five years subsequent to December 31, 2012, and thereafter:

(dollars in millions)	Capital leases	Long term debt	Total Debt
2013	$6.3	$—	$6.3
2014	4.0	—	4.0
2015	3.5	—	3.5
2016	3.8	—	3.8
2017	2.6	—	2.6
Thereafter	12.0	525.0	537.0

Total debt	$32.2	$525.0	$557.2

Deferred financing costs—Deferred financing costs are costs incurred in connection with obtaining long-term financing. In 2012, deferred financing costs were incurred in connection with the issuance of the 6 3/8% Senior Notes due 2022. As of December 31, 2012, deferred financing costs totaled $16.9 million. There were no deferred financing costs as of December 31, 2011. Deferred financing costs are amortized over the term of the related indebtedness or credit agreement. Amortization of deferred financing costs, included in interest expense in the Combined Statements of Operations, totaled $0.3 million in 2012 with no such costs in 2011 and 2010.

Debt covenants

The indenture governing the 6 3/8% Senior Notes contains affirmative and negative covenants customarily found in indebtedness of this type, including a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur secured or unsecured indebtedness; pay dividends or distributions on its equity interests, or redeem or repurchase equity interests of the Company; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of the operating partnership’s subsidiaries to pay dividends or make certain transfers and other payments to the operating partnership or to other subsidiaries; sell assets; and merge, consolidate or transfer all or substantially all of the operating partnership’s assets. Notwithstanding the foregoing, the covenants contained in the indenture do not restrict the Company’s ability to pay dividends or distributions to stockholders to the extent (i) no default or event of default exists or is continuing under the indenture and (ii) the Company believes in good faith that we qualify as a REIT under the Internal Revenue Code and the payment of such dividend or distribution is necessary either to maintain its status as a REIT or to enable it to avoid payment of any tax that could be avoided by reason of such dividend or distribution. The Company and its subsidiaries are also required to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis, provided that for the purposes of such calculation their revolving credit facility shall be treated as unsecured indebtedness.

The Credit Agreement requires us to maintain a certain secured net leverage ratio, ratio of EBITDA to fixed charges and ratio of total indebtedness to gross asset value, in each case on a consolidated basis. Notwithstanding these limitations, we will be permitted, subject to the terms and conditions of the Credit Agreement, to distribute to our shareholders cash dividends in an amount not to exceed 95% of our adjusted funds from operations for any period. Similarly, our indenture permits dividends and distributions necessary for us to maintain our status as a real estate investment trust.

The Company’s most restrictive covenants are generally included in its Credit Agreement. In order to continue to have access to the amounts available to it under the Credit Agreement, the Company must remain in compliance with all covenants.

9. Fair Value of Financial Instruments

The fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these instruments. The carrying value and fair value of other financial instruments are as follows:

	December 31, 2012		December 31, 2011
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Related party note due on demand	$—	$—	$80.2	$80.2
Related party note due 2018	—	—	400.0	415.1
6 3/8% Senior Notes due 2022	525.0	547.3	—	—
Other financing arrangements	60.8	69.5	48.2	47.5

The fair value of our 6 3/8% Senior Notes was estimated based on the market price of these notes at December 31, 2012 which is considered level two of the fair value hierarchy. The fair value of other financing arrangements at December 31, 2012 was estimated by applying our credit spread to the risk-free rate for a similar duration borrowing. As of December 31, 2011, we did not have any outstanding borrowings, so the current borrowing rate was estimated by applying our Parent’s credit spread to the risk-free rate for a similar duration borrowing.

The fair value of other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration. These fair value measurements are considered Level 3 of the fair value hierarchy. The fair value of the related party note due on demand was equal to its carrying value as it bore interest at a current market rate.

Non-recurring Fair Value Measurements

Certain long-lived assets, intangibles and goodwill are required to be measured at fair value on a non-recurring basis subsequent to their initial measurement. These non-recurring fair value measurements generally occur when evidence of impairment has occurred.

As of December 31, 2012, the following assets were measured at fair value:

(dollars in millions)	December 31, 2012	Quoted prices in active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Customer relationships	$2.8	$—	$—	$2.8	$(1.5)
Buildings and improvements	2.4	—	—	2.4	(11.8)

Impairment losses					$(13.3)

In the second quarter of 2012, the customer relationship intangible obtained in our former GramTel acquisition was deemed impaired. The fair value of this asset was estimated at $2.8 million, resulting in an impairment loss of $1.5 million. The fair value of this asset was estimated by management with the assistance of a third-party valuation specialist. Management estimated the fair value using the income approach, which discounted the expected future earnings attributable to current customer contracts, and includes estimates of future expenses, capital expenditures and a discount rate of 12%. This fair value measurement is considered a Level 3 measurement due to the significance of its unobservable inputs.

In addition, leasehold improvements and other property at GramTel data centers were deemed impaired. Prior to recognizing the impairment, these assets had a net book value of $14.2 million as of June 30, 2012. The fair value of the assets was written down to the estimated fair value of $2.4 million, resulting in an impairment loss of $11.8 million. The fair value of these assets was estimated by management with the assistance of a third-party valuation specialist. Management estimated the fair value using an income approach. Projected discounted cash flows included estimates regarding future revenues and expenses, projected capital expenditures and a discount rate of 12%. This fair value measurement is considered a Level 3 measurement due to the significance of its unobservable inputs.

10. Parent’s Net Investment

On August 6, 2012, CyrusOne issued 100 shares of its common stock to CBI for $1,000 in connection with its initial capitalization. During 2012, transaction costs of $7.1 million associated with our initial public offering were paid by CBI and reflected as contribution from Parent in our financial statements.

At December 31, 2012, partnership capital represented CBI’s net investment in CyrusOne LP. On November 20, 2012, CyrusOne LP received a contribution of interests in the real estate properties from CBI. In exchange, CyrusOne LP issued 123,688,687 operating partnership units to CBI. CBI also assumed certain of the Predecessor’s intercompany payables and other liabilities of $203.5 million. Subsequent to December 31, 2012, CyrusOne LP executed a 2.8 to 1.0 reverse unit split, resulting in CBI owning 44,102,556 operating partnership units.

Prior to November 20, 2012, the Predecessor was not a separate legal entity and was operated by CBI during the periods presented. At December 31, 2011, divisional control represented CBI’s net investment in the Predecessor. In 2011, the Predecessor distributed $7.8 million to CBI.

On December 31, 2010, CBI restructured its data center legal entities, including intercompany borrowings. In conjunction with this restructuring, Parent acquisition-related debt of $160.2 million (net of unamortized discount and debt issue costs) and related party notes payable to CBI of $24.8 million were subsumed into a new $400 million note payable to CBI and a distribution was issued to CBI in the amount of $215.0 million.

In 2010, the Predecessor received a $366.7 million contribution from CBI to fund the acquisition of Cyrus Networks and assumed $159.6 million of parent acquisition-related debt, net of associated discount and issuance costs. Other distributions to Parent, net were $0.8 million in 2010, inclusive of CBI’s contribution of the Goldcoast Drive (Goldcoast) data center at historical carrying value.

11. Customer Leases

Customer lease arrangements customarily contain provisions that either allow for renewal or continuation on a month-to-month arrangement. Certain leases contain early termination rights. At lease inception, early termination is generally not deemed reasonably assured due to the significant economic penalty incurred by the lessee to exercise its termination right and to relocate its equipment. The future minimum lease payments to be received under non-cancelable operating leases, excluding month-to-month arrangements and submetered power, for the next five years are shown below:

(dollars in millions)
2013	$135.2
2014	106.5
2015	70.7
2016	49.6
2017	34.1

12. Pension and Other Employee Benefit Plans

Historically, some of our shared employees and retirees participated in CBI’s pension and other benefit plans. CBI managed these plans on a combined basis for all its affiliates and funded all plan contributions. Our employees were also eligible to participate in one of two sponsored defined contribution plans. One of these plans is sponsored by CyrusOne and the other by CBI. Employee contributions to these plans are matched by the sponsoring employer. Our direct and allocated contributions to these plans were $0.4 million, $0.4 million, and $0.3 million in 2012, 2011 and 2010, respectively.

Some of our shared employees also participate in CBI sponsored health care plans which provide medical, dental, vision and prescription benefits. This plan is also managed by CBI on a combined basis for all its affiliates. We are unable to estimate our share of CBI’s liability for claims incurred but not reported or reported but not paid. Our allocated cost of these plans was $0.1 million, $0.8 million and $0.9 million in 2012, 2011, and 2010, respectively.

13. Stock-Based Compensation Plans

Some of our employees were granted stock options, stock appreciation rights, and awards indexed to CBI’s common stock under CBI sponsored long-term incentive plans. These awards may have been time -based or performance-based. Generally these stock options awards vested three years from the grant date and expired ten years from the date of grant. Performance based stock option and other awards generally vested over three to four years and upon the achievement of certain performance-based objectives. Performance-based awards were expensed based on their grant date fair value, if it was probable that the performance conditions were achieved. For cash-settled awards which are indexed to CBI’s common stock price, compensation expense was recognized for changes in the market price of CBI’s common stock. Subsequent to December 31, 2012, all unvested share-based awards issued by CBI to CyrusOne employees were forfeited.

Allocated stock-based compensation expense (benefit) was $3.4 million, $0.6 million and $(0.2) million in 2012, 2011 and 2010, respectively. The allocated cost was determined based upon specific identification of awards to specific data center employees as well as shared employees. For shared employees, the allocated cost was based upon the individual’s estimated percentage of time spent on data center activities. In 2010, a performance-based award was forfeited resulting in the reversal of previously recognized compensation costs. The tax (benefit) expense associated with stock-based compensation was $(0.9) million, $(0.2) million and $0.1 million in 2012, 2011 and 2010, respectively.

14. Related Party Transactions

Prior to November 20, 2012, CyrusOne Inc., CyrusOne GP, CyrusOne LP and its subsidiaries were not separate legal entities and were operated by CBI during the periods presented. As discussed in Note 1, the combined financial statements have been prepared from the records maintained by CBI and may not necessarily be indicative of the conditions that would have existed or the results of operations that would have occurred if the business had been operated as an unaffiliated company. The combined financial statements reflect the following transactions with CBI and its affiliated entities.

Revenues—CyrusOne leases space in its data centers to CBT and CBTS. Revenue recognized from these arrangements was $5.4 million, $4.4 million and $2.0 million in 2012, 2011 and 2010, respectively. In November 2012, we entered into separate data center colocation agreements with CBT and CBTS whereby we will continue to lease colocation space to each of them at certain of our data centers. The data center colocation agreement with CBT provides for CBT’s lease of data center space, power and cooling in certain of our data centers for a period of five years at an aggregate rate of $3.8 million per year. Our data center colocation agreement with CBTS provides for CBTS’s lease of data center space, power and cooling at certain data center facilities for a period of five years at an aggregate rate of $1.6 million per year. Both agreements are renewable for an additional five-year term at market rates.

CBT occupies space in our 229 West Seventh Street facility that is utilized in its network operations. In November 2012 in connection with our purchase of this property, we entered into an agreement to lease this space to CBT for a period of five years, with three renewal options of five years each, at an initial annual base rent of approximately $0.1 million, plus a proportionate share of building operating costs. Commencing on January 1, 2014, and on January 1 of each year thereafter, such base rent shall increase by 1% of the previous year’s base rent. Revenue earned from this lease was less than $0.1 million in 2012, with no such revenue in prior years.

In November 2012, we entered into agreements to lease office space to CBT at our Goldcoast Drive (Goldcoast) data center facility and to CBTS at our Parkway (Mason) data center facility. The aggregate annual base rent for these spaces will be approximately $0.3 million per year. The term of these agreements are five years each. Both agreements contain three five-year renewal options at market rates. Revenue earned from these leases was $0.3 million in both 2012 and 2011, and $0.2 million in 2010.

In January 2012, we entered into a transition services agreement to provide CBTS with network interface services. Revenue recognized for these services was $0.5 million in 2012, with no such revenue in prior years. In November 2012, we entered into a new transition services agreement with CBTS where we will continue to provide them with network interface services. The annual fee to be paid by CBTS for these services is approximately $0.5 million, which may decline in future periods as CBTS migrates its network interfaces onto an independent architected and managed CBTS network. These services will be provided on a month-to-month basis, until such time the services in question have been fully transitioned, which we expect may be as long as 24 months.

As of December 31, 2012, CBTS continues to be the named lessor for two data center leases. Revenues associated with these leases were $14.3 million, $14.2 million and $13.1 million in 2012, 2011, and 2010, respectively. In 2012, we entered into an agreement with CBTS whereby we perform all obligations of CBTS under the lease agreements. CBTS confers the benefits received under such lease agreements to us and CBTS is granted sufficient usage rights in each of our data centers so that it remains as lessor under each such lease agreement. In addition, CBTS will continue to perform billing and collections on these accounts.

Property Operating Expenses—In January 2012, we entered into a transition services agreement with CBTS where CBTS provided us with network support, services calls, monitoring and management, storage and backup and IT systems support. Expense recognized for these services was $1.5 million in 2012, with no such costs in prior years. In November 2012, we entered into new services agreements with CBT and CBTS. Under the CBTS services agreement, CBTS has agreed to provide us with certain managed storage and backup services. These services will be provided on a month-to-month basis, and charges will be based on the variable amount of gigabytes managed by CBTS each month. CBTS will charge us a rate of $0.56 per gigabyte, and the annual fee to be paid by us for these services is approximately $0.2 million. We expect that services under this agreement may extend for as long as 36 months.

Under the CBT services agreement, CBT provides us with connectivity services for a period of five years related to several of our data center facilities. These services are related to the use of fiber and circuit assets that are currently a part of the CBI network. The annual fee for these services will be $0.9 million, subject to reduction if we terminate certain services. Expense recognized from this arrangement was $0.7 million in 2012, with similar amounts in 2011 and 2010.

In conjunction with the purchase of the property located at 229 West Seventh Street, we executed a reciprocal easement and shared services agreement. CBT continues to own the adjacent property that was historically operating together with 229 West Seventh Street as one property. Pursuant to this agreement, we granted reciprocal easements to each other; CBT has easements for continued use of portions of our building and CBT provides fuel storage, fire suppression and other building services to us; and we provide chilled water, building automation systems related to heating, ventilation and air conditioning (“HVAC”) and other building services to CBT. The shared services agreement is expected to continue for a period of fifteen years with five renewal options of five years each. Initially, we are responsible for operating and managing the service facilities for both buildings. Each party will bear its own utility costs, as well as property taxes and insurance. Shared building operating costs will be charged to each party on the basis of the actual costs incurred, allocated based on the proportionate share of usage. Each party will also pay the other party less than $0.2 million per year to maintain shared building infrastructure systems.

In November 2012, we also entered into an agreement to lease space at CBT’s 209 West Seventh Street facility for a period of five years, with three renewal options of five years each. The initial annual base rent will be approximately $0.1 million per year, plus our proportionate share of building operating costs. Commencing on January 1, 2014, and on January 1 of each year thereafter, such base rent shall increase by 1% of the previous year’s base rent. Expense recognized from this arrangement was less than $0.1 million in 2012, and $0.4 million in 2011 and 2010.

Benefits and Insurance—Some of our employees participated in pension, postretirement, health care and stock-based compensation plans sponsored by CBI or an affiliate. Our allocated costs for employee benefits were determined by specific identification of the costs associated with our participating employees or based upon the percentage that our employees represent of total participants. Our allocated employee benefit plan costs were $3.5 million, $1.8 million and $1.1 million in 2012, 2011 and 2010, respectively.

We also participated in centralized insurance programs managed by CBI which included coverage for general liability, workers’ compensation, automobiles and various other risks. CBI has third-party insurance policies for certain of these risks and is also self-insured within certain limits. CBI’s self-insured costs have been actuarially determined based on the historical experience of paid claims. Our allocated cost for participation in these programs was determined on the basis of revenues, headcount or insured vehicles. Our allocated insurance costs were $0.4 million, $0.4 million and $0.2 million in 2012, 2011 and 2010, respectively. Subsequent to our initial public offering, we will maintain our own commercial insurance policies.

Selling & Marketing—Effective January 1, 2012, we entered into marketing agreements with CBT and CBTS to appoint these affiliates as CyrusOne’s authorized marketing representatives. Pursuant to the terms of these agreements, we pay these affiliates a commission for all new leases for space they attain, which is calculated as a percentage of the first month’s recurring revenue with respect to such space, which ranges from 30% to 140%, depending on the lease term. For the year ended December 31, 2012, commissions incurred pursuant to these arrangements was $0.3 million, with no such costs in prior years. The term of these agreements expired on December 31, 2012.

General & Administrative—We have entered into a transition services agreement with CBI pursuant to which CBI will continue to provide certain services, on an as needed basis, until the earlier of December 31, 2014 or one year from the completion of our initial public offering; provided, however that the agreement or the provision of a particular service to be provided thereunder may be terminated for convenience by us upon 30 days’ prior written notice. The fees for these services will be based on actual hours incurred for these services at negotiated hourly rates or a negotiated set monthly fee. Expense recognized in 2012 for this arrangement was not material, with no such costs in prior years.

Management Fees—Prior to November 20, 2012, CBI provided various management services, including executive management, cash management, legal, treasury, human resources, accounting, tax, internal audit and risk management services. Our allocated cost for these services was based upon specific identification of costs incurred on our behalf or a reasonable estimate of costs incurred on our behalf, such as relative revenues. Our allocated cost for management services was $2.5 million, $2.3 million and $3.6 million in 2012, 2011 and 2010, respectively. In November 2012, we entered into a transition services agreement with CBI pursuant to which CBI will continue to provide certain of these services, on an as needed basis to the operating partnership one year from the date of our initial public offering, provided, however, that the agreement or the provision of a particular service to be provided thereunder may be terminated for convenience by us upon 30 days’ prior written notice. The fees for these services will be based on actual hours incurred for these services at negotiated hourly rates or a negotiated set monthly fee.

Loss on Sale of Receivables—Prior to October 1, 2012, we participated in an accounts receivable securitization program sponsored by CBI for certain of its subsidiaries. Under this program, we continuously sold certain trade accounts receivable to CBF at a 2.5% discount to the receivables’ face value. In turn, CBF granted, without recourse, a senior undivided interest in the pooled receivables to commercial paper conduits in exchange for cash. The loss on sale of our account receivables was $3.2 million, $3.5 million and $1.8 million in 2012, 2011 and 2010, respectively. See Note 7 for further details. Effective October 1, 2012, we terminated our participation in this accounts receivable securitization program.

Interest Expense—On December 31, 2010, CBI restructured its data center legal entities, including their intercompany borrowings. The Predecessor issued a $400 million note to CBI, which bore interest at 7.25%. On November 20, 2012, this note was repaid in full. Interest on this note was settled monthly through CBI’s centralized cash management program. Interest expense of approximately $26 million and $29 million was recognized on this note for the year ended December 31, 2012 and 2011, respectively, with no such cost in 2010.

Prior to November 20, 2012, we participated in CBI’s centralized cash management program. On a periodic basis, all excess cash was transferred to CBI’s corporate cash accounts. Likewise, substantially all funds to finance our operations, as well as capital expenditures, were funded by CBI. Advances and borrowings between affiliates were governed by an intercompany cash management agreement. Effective November 19, 2010, all advances/borrowings bore interest at the average 30-day Eurodollar rate for the calendar month plus the applicable credit spread for Eurodollar rate borrowings charged for CBI’s revolving line of credit. Prior to this date, the interest rate applied to such advances and borrowings was CBI’s short-term borrowing rate. The average rate earned or charged was 5.0% in 2012, 5.0% in 2011 and 4.2% in 2010. As of November 20, 2012, $80 million of these borrowings were repaid. As of December 31, 2011, borrowings of $80.2 million were presented within due to affiliates and related party notes payable in the accompanying combined financial statements. Net interest expense recognized on notes due to or from related parties was $7.0 million in 2012, and $1.1 million in 2011 and 2010.

Other—Under the CBT services agreement, CBT provides us with connectivity services for a period of five years related to several of our data center facilities. These services are related to the use of fiber and circuit assets that are currently a part of the CBI network. The annual fee for these services will be $0.9 million, subject to reduction if we terminate certain services. Expense recognized from this arrangement was $0.7 million in 2012, with similar amounts in 2011 and 2010.

On November 20, 2012, we also entered into a non-competition agreement with CBI, pursuant to which we and CBI agreed not to enter into each other’s lines of business, subject to certain exceptions for a period of four years from such date. Pursuant to the terms of this agreement, we agreed not to directly or indirectly engage in, or have any interest in any entity that engages in, the business of providing telecommunications services in certain areas of Ohio, Kentucky and Indiana in which CBI operates as of such date. We also agreed not to seek, request or apply for any certification or license to provide telecommunications services in such areas during the term of the agreement. CBI agreed not to directly or indirectly engage in, or have any interest in any entity that engages in, the business of constructing and selling, operating or providing data center services in the United States or any foreign jurisdiction in which we operate. However, CBI may continue to offer certain data center services, provided that such services are ancillary to its provisions of existing IT services, and CBI does not own, lease or is contracted to own, lease or manage the data center infrastructure of the facility in which such existing IT services are being provided.

In conjunction with the completion of the above described financing transactions, CyrusOne was released from its guarantee of CBI’s indebtedness.

The reciprocal easement and shared services agreement described above also contains a make-whole provision that requires us to make a payment to CBT if CBT’s carrier access revenue declines below $5.0 million per annum as a result of certain actions taken by us which result in circuit disconnections or reductions at CBT. The term of this make-whole provision is approximately four years.

15. Restructuring Charges

In 2010, the Predecessor terminated a sales commission plan in order to transition to a common plan across all its locations. Effective January 1, 2011, all sales commissions are calculated as a percentage of the initial customer billing and paid at lease commencement. Prior to this date, certain sales commissions were determined as a percentage of monthly billings over the term of the customer relationship. A restructuring charge of $1.4 million was recognized in 2010 to settle all remaining commission obligations associated with the terminated plan. This amount was paid in full in 2011. No restructuring charges were recognized in 2012 or 2011.

16. Income Taxes

CyrusOne was historically included in CBI’s consolidated tax return. In the accompanying financial statements we have accounted for income taxes on a separate company basis. Effective November 20, 2012 the operating assets of the business were contributed to CyrusOne LP, a partnership. The partnership will not be subject to federal income tax on net taxable income, as the income will flow through to the partners. Income tax at the partnership level will be limited to foreign income taxes and income tax assessed by a few state and local jurisdictions that assess tax directly to the partnership rather than the partners. Income tax benefit below reflects federal, foreign and various state and local net tax benefits generated prior to the formation of the partnership as well as foreign, state and local net tax benefit on taxable loss generated by the partnership.

	Year Ended December 31,
(dollars in millions)	2012	2011	2010
Income tax expense (benefit):
Continuing operations	$(5.1)	$2.2	$2.7
Loss on sale of real estate improvements	—	—	(0.1)

Total	$(5.1)	$2.2	$2.6

	Year Ended December 31,
(dollars in millions)	2012	2011	2010
Current:
Federal	$—	$—	$—
Foreign	—	—	—
State and local	0.9	0.6	0.3

Total current	0.9	0.6	0.3
Deferred:
Federal	(5.7)	1.5	2.1
Foreign	(1.6)	(0.2)	—
State and local	(0.3)	—	0.3

Total deferred	(7.6)	1.3	2.4
Valuation allowance	1.6	0.3	—

Total	$(5.1)	$2.2	$2.7

Prior to November 20, 2012, current tax expense was considered paid as incurred through CBI’s centralized cash management program.

The following is a reconciliation of the statutory federal income tax rate with the Predecessor’s effective tax rate for each year:

	Year Ended December 31,
	2012	2011	2010
U.S. federal statutory rate	35.0%	35.0%	35.0%
Partnership income not taxed at federal statutory rate	(7.0)%	0.0%	0.0%
State and local income taxes, net of federal income tax	(1.4)%	11.6%	5.7%
Change in valuation allowance, net of federal income tax	(5.6)%	6.6%	0.3%
Nondeductible portion of meals and entertainment	(0.5)%	3.6%	1.5%
Effects of foreign income taxes	(0.2)%	2.2%	0.0%
Other differences, net	(0.2)%	0.4%	0.2%

Effective tax rate	20.1%	59.4%	42.7%

On November 20, 2012, substantially all assets and liabilities associated with our data center operations were contributed by CBI to CyrusOne LP, except for certain tax assets, liabilities and related notes payables. Thus CyrusOne Inc. and CyrusOne LP will have no federal net operating losses available to offset future taxable income and only a small amount of local net operating losses generated in the current year. CyrusOne retained the historical net operating losses related to its foreign operations. As of December 31, 2012, CyrusOne had approximately $1.2 million of foreign net operating loss carryforwards. Due to the uncertainty related to the realization of these net operating losses, a valuation allowance has been established for the entire $1.2 million of loss carryforwards.

The components of our deferred tax assets and liabilities shown below at the end of 2011 and 2010 reflect deferred taxes at the end of each year and prior to the formation of the partnership. Deferred taxes at the end of 2012 reflect foreign, state and local deferred taxes remaining after contributions to the partnership.

	Year Ended December 31,
(dollars in millions)	2012	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$1.3	$16.0	$7.7
Real estate and other property	1.1	—	—
Unearned revenue	0.1	5.7	4.2
Other	—	0.3	0.9

Total deferred tax assets	2.5	22.0	12.8
Valuation allowance	(1.9)	(0.3)	(0.1)

Total deferred tax assets, net of valuation allowance	0.6	21.7	12.7

Deferred tax liabilities:
Real estate and other property	—	17.5	8.2
Employee compensation	0.1	1.7	0.6
Other	—	0.6	0.5

Total deferred tax liabilities	0.1	19.8	9.3

Net deferred tax assets	$0.5	$1.9	$3.4

The ultimate realization of the deferred income tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Based upon historical and future projected earnings, we believe we will fully utilize local net operating loss carryforwards prior to their expiration. Management has concluded that it is more likely than not that certain foreign tax loss carryforwards will not be realized prior to their expiration. As of December 31, 2012 and 2011, the valuation allowance associated with these net operating losses as well as other deferred tax assets was $1.9 and $0.3 million, respectively.

As of December 31, 2012 and 2011, there were no unrecognized tax benefits. We do not currently anticipate that the amount of unrecognized tax benefits will change significantly over the next year.

CyrusOne files separate tax returns in various state, local and foreign jurisdictions. CyrusOne was historically included in the consolidated filings of CBI and its subsidiaries for the federal jurisdiction and certain state and local jurisdictions. With a few exceptions, CBI and its subsidiaries are no longer subject to U.S. federal, state or local examinations for years prior to 2009.

We intend to elect and qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2013. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares.

We have received a private letter ruling from the IRS, subject to the terms and conditions contained therein, with respect to certain issues relevant to our qualification as a REIT. Although we may generally rely upon the ruling, no assurance can be given that the IRS will not challenge our qualification as a REIT on the basis of other issues or facts outside the scope of the ruling.

As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we would be subject to U.S. federal income tax at regular corporate rates and would be precluded from re-electing to be taxed as a REIT for the subsequent four taxable years following the year during which we lost our REIT qualification. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income or property, and the income of our taxable REIT subsidiaries (each, a “TRS”) will be subject to taxation at regular corporate rates.

17. Commitments and Contingencies

Affiliate Guarantees of Lease Obligations

CBI has guaranteed our performance under certain leases. CBI had also issued a letter of credit to provide assurance that we will meet our lease commitments. This letter of credit expired in December 2012. Fees for maintaining this letter of credit were paid by CBI and allocated to us through management fees. These fees were $0.1 million in 2012, $0.4 million in 2011 and $0.7 million in 2010, respectively. Any future letters of credit will be drawn on our revolving line of credit.

Performance Guarantees

Customer contracts generally require specified levels of performance related to uninterrupted service and cooling temperatures. If these performance standards are not met, we could be obligated to issue billing credits to the customer. Management assesses the probability that a performance standard will not be achieved. As of December 31, 2012 and 2011, no amounts had been accrued for performance guarantees.

Operating Leases

We lease certain data center facilities and equipment from third parties. Operating lease expense was $5.9 million, $5.7 million and $1.5 million in 2012, 2011 and 2010, respectively. Certain of these leases provide for renewal options with fixed rent escalations beyond the initial lease term.

At December 31, 2012, future minimum lease payments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year are as follows:

(dollars in millions)
2013	$3.7
2014	1.1
2015	0.9
2016	0.5
2017	—
Thereafter	1.0

Total	$7.2

Indemnifications

During the normal course of business, CyrusOne has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (ii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct and (iii) indemnities involving the representations and warranties in certain contracts. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential for future payments that we could be obligated to make.

Purchase Commitments

CyrusOne has non-cancelable purchase commitments related to certain services. These agreements range from one to two years and provide for payments for early termination or require minimum payments for the remaining term. As of December 31, 2012, the minimum commitments for these arrangements were $50 million. We also have purchase orders and contracts related to construction of data center facilities and equipment. We generally have the right to cancel open purchase orders prior to delivery and to terminate the contracts without cause.

Contingencies

CyrusOne is involved in legal, tax and regulatory proceedings arising from the conduct of its business activities. Liabilities are established for loss contingencies when losses associated with such claims are deemed to be probable, and the loss can be reasonably estimated. Based on information currently available and consultation with legal counsel, we believe that the outcome of all claims will not, individually or in the aggregate, have a material effect on the Predecessor’s financial statements.

Contingent Compensation Plan

Some of our employees participate in a contingent long-term incentive program sponsored by CBI. Payment is contingent upon the completion of a qualifying transaction and attainment of an increase in the equity value of the data center business as defined in the plans. The maximum payout is limited to $60 million and would be funded by CBI. No compensation expense has been recognized in the accompanying combined financial statements for this plan as a qualifying transaction had not occurred through December 31, 2012.

On January 24, 2013, we completed our initial public offering, a qualifying transaction which will trigger payment under this contingent compensation plan. For the three months ending March 31, 2013, we expect to recognize compensation expense between $18 and $23 million, based on a preliminary estimate of the equity value created. This payment will be funded by CBI and we will recognize an increase in non-controlling interest as a result of this transaction.

18. Subsequent Events

On January 24, 2013, CyrusOne closed its initial public offering of 18,975,000 shares of common stock at a price of $19.00 per share, which included a 2,475,000 share over-allotment option that was exercised by the underwriters. Following the closing of the initial public offering, CBI retained a 69% economic interest in CyrusOne through its interests in the outstanding shares of our common stock and of the units of our operating partnership, CyrusOne LP. CyrusOne LP units are exchangeable into common stock of CyrusOne on a one-to-one basis, or cash at the fair value of a share of our common stock, at our option, commencing on January 17, 2014.

Effective January 24, 2013, CBI’s ownership in CyrusOne will be accounted for as non-controlling interest.

19. Quarterly Financial Information (Unaudited)

The table below reflects the unaudited selected quarterly information for the years ended December 31, 2012 and 2011:

	2012
(dollars in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$52.1	$54.0	$56.7	$58.0	220.8
Operating income (loss)	$10.2	$(4.8)	$7.7	$3.2	16.3
Net loss	$(0.7)	$(9.9)	$(2.8)	$(6.9)	(20.3)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$42.7	$44.5	$46.5	$48.0	181.7
Operating income	$8.3	$10.6	$9.1	$10.0	38.0
Net income (loss)	$(0.1)	$1.4	$0.5	$(0.3)	1.5

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

CyrusOne Inc.’s management, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of CyrusOne’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, CyrusOne’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective.

Management’s annual report on internal control over financial reporting: IPO Company

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Attestation Report of Independent Registered Public Accounting Firm

Not applicable.

Changes in Internal Control over Financial Reporting

During 2012, we identified a significant deficiency, as defined in the Public Company Accounting Oversight Board Standard (United States) AU Section 325, related to our internal control over financial reporting. This significant deficiency related to IT controls over our change management process and logical access to our general ledger system. Following the identification of the significant deficiency, we took measures to remediate the significant deficiency. As of December 31, 2012, these measures have been fully implemented and we have concluded that these deficiencies have been fully remediated.

No other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our board of directors consists of eight members. Our board of directors has determined that a majority of our directors are independent within the meaning of the NASDAQ Global Select Market listing standards. Pursuant to our charter and bylaws, each of our directors will be elected annually by our stockholders to serve until the next annual meeting and until his or her successor is duly elected and qualifies. The first annual meeting of our stockholders will be held in 2014. Subject to any employment agreements, our officers serve at the pleasure of our board of directors.

The following table sets forth certain information concerning the individuals who are our directors and executive officers as of March 18, 2013.

Name	Age	Position
Gary J. Wojtaszek	47	President, Chief Executive Officer and Director
Kimberly H. Sheehy	48	Chief Financial Officer and Administrative Officer
Patricia M. McBratney	38	Vice President and Controller
Thomas W. Bosse	51	Vice President, General Counsel and Secretary
Kevin L. Timmons	49	Chief Technology Officer
Michael L. Duckett	47	Chief Operating Officer
Venkatesh S. Durvasula	46	Chief Commercial Officer
John F. Cassidy	58	Chairman
William E. Sullivan	58	Lead Independent Director
Roger T. Staubach	71	Independent Director
T. Tod Nielsen	47	Independent Director
Alex Shumate	62	Independent Director
Melissa E. Hathaway	44	Independent Director
David H. Ferdman	45	Director

The following are biographical summaries of the experience of our executive officers, chairman and directors of the board.

Gary J. Wojtaszek is our President, Chief Executive Officer and has been a member of our board of directors since January 2013. Mr. Wojtaszek was appointed to CBI’s board of directors on July 29, 2011, and was named President of CyrusOne effective August 5, 2011. Upon consummation of our initial public offering, Mr. Wojtaszek resigned as a member of CBI’s board of directors. Prior to becoming the President of CyrusOne in August 2011, Mr. Wojtaszek served as Chief Financial Officer of CBI beginning July 2008 and as Senior Vice President, Treasurer and Chief Accounting Officer for the Laureate Education Corporation in Baltimore, Maryland from 2006 to 2008. Prior to that, Mr. Wojtaszek worked from 2001 to 2008 at Agere Systems, the semiconductor and optical electronics communications division of Lucent Technologies, which was subsequently spun-off through an initial public offering. While at Agere Systems, Mr. Wojtaszek worked in a number of finance positions, ultimately serving as the Vice President of Corporate Finance, overseeing all Controllership, Tax and Treasury functions. Mr. Wojtaszek started his career in General Motors Company’s New York treasury group and joined Delphi Automotive Systems as the regional European treasurer in connection with the initial public offering and spin-off of Delphi Automotive Systems from General Motors. Mr. Wojtaszek has an MBA from Columbia University and a BA from Rutgers University. Having previously served as CBI’s Chief Financial Officer and President of CyrusOne, Mr. Wojtaszek brings to our board of directors critical knowledge and understanding of the data center colocation business coupled with an in-depth understanding of the company’s capital structure.

Kimberly H. Sheehy is our Chief Financial Officer and Administrative Officer. Ms. Sheehy joined CyrusOne in 2011 as the Chief Administrative Officer. Prior to that, she held various roles between 1996 and 2011 at CBI, including Treasurer and Vice President of Investor Relations from March 2011 through November 2011, Vice President of Finance and Treasurer from 2007 to 2011, and Vice President of Financial Planning and Analysis in 2007. Prior to joining CBI, Ms. Sheehy held accounting and tax positions at Ernst & Young.

Patricia M. McBratney is our Vice President and Controller. Ms. McBratney joined CyrusOne in January 2013 as Vice President and Controller. Prior to joining CyrusOne, Ms. McBratney held various accounting positions at Deloitte & Touche LLP. Ms. McBratney is a Certified Public Accountant with prior experience in both the consumer products and real estate industry. Ms. McBratney has also been involved in various initial public offerings, spin-offs, acquisitions, reverse acquisitions, and debt and equity offerings from 1998-2013 while being employed at Deloitte & Touche LLP.

Thomas W. Bosse is our Vice President, General Counsel and Secretary. Prior to joining CyrusOne in March 2013, beginning in 2003 he was a principal in The Law Offices of Thomas W. Bosse, PLLC, where he represented numerous companies in the communications and technology sectors, including CyrusOne, in financing, corporate governance, real estate, mergers & acquisitions, and commercial transactions. From 1999 to 2003 he was Associate General Counsel for Broadwing Inc. Mr. Bosse is a graduate of the University of Notre Dame School of Law.

Kevin L. Timmons is our Chief Technology Officer. Mr. Timmons joined CyrusOne in October 2011 as Chief Technology Officer. Prior to joining CBI he led Microsoft’s global data center team as General Manager, Data Center Services beginning in 2009. Prior to that, Mr. Timmons held several positions between 1999 and 2009 within the operations team at Yahoo!. Mr. Timmons originally joined Yahoo! via the GeoCities acquisition in September 1999 as Director of Operations. He was then promoted to Senior Director in August 2000, and assumed the role of Vice President, Operations in February 2006.

Michael L. Duckett is our Chief Operating Officer. Mr. Duckett joined CyrusOne in November 2011 as Chief Operating Officer. Prior to joining CyrusOne, Mr. Duckett served as the President and Chief Operating Officer of CoreLink Data Centers LLC from 2010 to 2011. Prior to that, Mr. Duckett held a Senior Vice President of Operations position at Terremark Worldwide from 2005 to 2010, where he was responsible for the colocation, hosting and network business lines during a period when Terremark increased its revenue from approximately $50 million to over $300 million.

Venkatesh S. Durvasula is our Chief Commercial Officer, overseeing strategy, marketing and sales. Mr. Durvasula joined CyrusOne in October 2012. Prior to joining CyrusOne, Mr. Durvasula served as the Chief Marketing and Business Officer of Quality Technology Services (“QTS”) from March 2010 through April 2012. Prior to QTS, he was a co-founder and Chief Operating Officer of NYC-Connect, a privately-held interconnection business that was sold to Digital Realty Trust, Inc. and Telx in 2007. Following that sale, Mr. Durvasula served as the Chief Marketing Officer at Telx until 2009. Prior to NYC-Connect, Mr. Durvasula served as Vice President of Sales at AboveNet, Inc.

John F. Cassidy has been the Chairman of our board of directors since January 2013. Mr. Cassidy served as the President and Chief Executive Officer of CBI from July 2003 to January 2013 and a director of CBI since September 2002. Effective January 31, 2013, Mr. Cassidy retired as President and Chief Executive Officer of CBI and was appointed Vice Chairman of CBI’s Board of Directors. Mr. Cassidy has held various other positions within CBI, including President and Chief Operating Officer of Cincinnati Bell Telephone Company and President of Cincinnati Bell Wireless Company. Having served as CBI’s Chief Executive Officer from 2003 to 2013, including during the expansion of CBI’s data center business, including the acquisition of Cyrus Networks, Mr. Cassidy brings to our board of directors critical knowledge and understanding of the products and services offered by CyrusOne, as well as a thorough understanding of the telecommunications industry in which it operates.

William E. Sullivan has been a member of our board of directors since January 2013. Mr. Sullivan is our lead independent director and the chair of our audit committee. From March 2007 to May 2012, Mr. Sullivan served as the Chief Financial Officer of ProLogis Inc., a REIT operating as an owner, manager and developer of distribution facilities. Prior to that, Mr. Sullivan served as the Chairman and Chief Executive Officer of SiteStuff, Inc., beginning in June 2001. SiteStuff, Inc. is a procurement solutions company specializing in real estate property and facility management. Mr. Sullivan worked for Jones Lang LaSalle, and its predecessor LaSalle Partners, in a variety of positions from 1984 to 2001, including as Chief Financial Officer from 1997 to 2001 and as a member of the board of directors from 1997 to 1999. As a result of this background, Mr. Sullivan brings to our board of directors a comprehensive understanding of the commercial real estate industry coupled with extensive REIT management experience.

Roger T. Staubach has been a member of our board of directors since January 2013. Mr. Staubach has been the Executive Chairman, Americas, and a Director of Jones Lang LaSalle since July 2008. Mr. Staubach founded The Staubach Company in 1977 and served as its Chairman and Chief Executive Officer until June 2007, when he became its Executive Chairman. The Staubach Company merged with Jones Lang LaSalle in July 2008. A 1965 graduate of the United States Naval Academy with a B.S. degree in Engineering, Mr. Staubach served for four years as a Navy officer. He then joined the Dallas Cowboys professional football team as its quarterback, from which he retired in March 1980. Mr. Staubach is a member of the board of directors of Cinemark Holdings, Inc. and AMR Corporation, the parent company of American Airlines. Mr. Staubach was also the Chairman of the Host Committee for Super Bowl XLV, which was held in North Texas at the beginning of 2011. He has received numerous honors for his leadership in business, civic, philanthropic and athletic activities, including the 2006 Congressional Medal of Honor “Patriot Award” and the 2007 Horatio Alger Award. He has also been inducted into the Texas Business Hall of Fame and named a “Distinguished Graduate” by the United States Naval Academy. As a result of his long tenure as a chief executive officer, coupled with his experience as a Navy officer and then the quarterback for a highly successful professional football team, Mr. Staubach brings to our board of directors leadership qualities and perspectives on the importance of corporate ethics and integrity that will be valuable to its oversight of the Company. His years of building a significant real estate business add entrepreneurial and marketing expertise that are important to the oversight of our growth and our ability to innovate and serve clients within the real estate industry.

T. Tod Nielsen has been a member of our board of directors since January 2013. Mr. Nielsen is the Co-President, Applications Platform of VMware, Inc. Mr. Nielsen served as VMware’s Chief Operating Officer from January 2009 to January 2011. Prior to that, he served as President and Chief Executive Officer of Borland Software Corporation from November 2005 to December 2008. From June 2005 to November 2005, Mr. Nielsen served as Senior Vice President, Marketing and Global Sales Support for Oracle Corporation, an enterprise software company. From August 2001 to August 2004, he served in various positions at BEA Systems, Inc., a provider of application infrastructure software, including Chief Marketing Officer and Executive Vice President, Engineering. Mr. Nielsen also spent 12 years with Microsoft in various roles, including General Manager of Database and Developer Tools, Vice President of Developer Tools, and at the time of his departure, Vice President of Microsoft’s platform group. Mr. Nielsen is a current director of Club Holdings LLC and MyEdu. As a result of his background, Mr. Nielsen brings to our board of directors a strong technical background in software development, coupled with extensive management experience and knowledge of the information technology market.

Alex Shumate has been a member of our board of directors since January 2013. Mr. Shumate is also a member of our audit committee and serves as the chair of the compensation committee. Mr. Shumate is currently the Managing Partner, North America, of Squire, Sanders & Dempsey (US) LLP (an international law firm) since 2009. Prior to that, he served as the Managing Partner of the Columbus, Ohio office of Squire Sanders since 1991. He is a current director of The J.M. Smucker Company. He also served as a director of the Wm. Wrigley Jr. Company from 1998 until its acquisition in 2008, as well as Nationwide Financial Services from 2002 until its acquisition in 2009. He served as a director of CBI from 2005 to January 2013. Mr. Shumate resigned as a member of CBI’s board of directors effective January 24, 2013 upon consummation of our initial public offering.

With his legal background, his years of experience serving as the managing partner of a major law firm, and his service on the boards of other publicly-traded companies, including CBI, Mr. Shumate brings to our board of directors demonstrated managerial ability and a thorough understanding of the principles of good corporate governance.

Melissa E. Hathaway has been a member of our board of directors since January 2013. Ms. Hathaway is also a member of our audit committee and our compensation committee and serves as the chair of our nominating and corporate governance committee. Ms. Hathaway is President of Hathaway Global Strategies, LLC and a Senior Advisor at Harvard Kennedy School’s Belfer Center, roles she has held since August 2009. Ms. Hathaway also served on the board of directors of Terremark Worldwide from February 2010 until its acquisition by Verizon Communications Inc. in March 2011. Previously, from February 2009 to August 2009, she led the development of the Cyberspace Policy Review in her role as the Acting Senior Director for Cyberspace in the National Security Council of President Barack Obama’s administration. Prior to that, from March 2007 to February 2009, Ms. Hathaway served as Cyber Coordination Executive and Director of the Joint Interagency Cyber Task Force in the Office of the Director of National Intelligence under President George W. Bush. Before working in the Obama and Bush administrations, from June 1993 to February 2007, Ms. Hathaway was a Principal with Booz Allen & Hamilton, Inc., where she led the information operations and long-range strategy and policy support business units. Her efforts at Booz Allen supported key offices within the Department of Defense and Intelligence Community, including the U.S. Southern Command, the U.S. Pacific Command, the Office of the Secretary of Defense for Net Assessment, the Central Intelligence Agency, the Defense Intelligence Agency and the Office of the Director of National Intelligence. As a result of her background, Ms. Hathaway brings to our board of directors more than 20 years of high-level public and private-sector experience and is considered one of the leading experts on cyber security matters.

David H. Ferdman has been a member of our board of directors since January 2013. Mr. Ferdman was the founder of Cyrus Networks, where he served as President and Chief Executive Officer from 2000 until June 2010. Mr. Ferdman served as the President of Cyrus Networks until August 2011 and served as the Chief Strategy Officer of CyrusOne until January 2013. Upon consummation of our initial public offering, Mr. Ferdman resigned from his employment with the Company. Prior to founding Cyrus Networks, Mr. Ferdman was the Chief Operating Officer and co-founder of UWI Association Programs (d/b/a Eclipse Telecommunications), a facilities-based telecommunications service provider (“UWI”). As Chief Operating Officer of UWI, Mr. Ferdman was instrumental in the company’s rapid growth, which culminated in its acquisition by IXC Communications (now part of Level 3 Communications Inc.) in 1998. As a result of his background, Mr. Ferdman brings to our board of directors a comprehensive understanding of our business coupled with extensive experience in the data center industry.

Board Committees

Under our corporate governance guidelines, the composition of each of our committees, including the audit committee, compensation committee and the nominating and corporate governance committee must comply with the listing requirements and other rules and regulations of the NASDAQ Global Select Market, as amended or modified from time to time. Our corporate governance guidelines define “independent director” by reference to the rules, regulations and listing qualifications of the NASDAQ Global Select Market which generally deem a director to be independent if the director has no relationship to us that may interfere with the exercise of the director’s independence from management and our company. Our board of directors may from time to time establish other committees to facilitate the management of our company. The operating partnership agreement of our operating partnership currently requires that, so long as CBI has the right to nominate at least one director, CBI will have the right to designate at least one of its nominees to serve on each committee (if the nominee is qualified as independent under the applicable rules, regulations and listing qualifications of the NASDAQ Global Select Market) other than any committee whose purpose is to evaluate or negotiate any transaction with CBI. Mr. Cassidy will serve as our Chairman of the board of directors.

Audit Committee. The audit committee helps ensure the integrity of our financial statements, the qualifications and independence of our independent auditor and the performance of our internal audit function and independent auditors. The audit committee selects, assists and meets with the independent auditor, oversees each annual audit and quarterly review, evaluates the performance of our internal audit controls and prepares the report that federal securities laws require be included in our annual proxy statement. Mr. Sullivan has been designated as chair of the audit committee and elected as the financial expert. Mr. Shumate and Ms. Hathaway will also serve as members of our audit committee. Each member of the audit committee has been determined to be independent in accordance with the applicable standards of the NASDAQ Global Select Market.

Compensation Committee. The compensation committee reviews and approves the compensation and benefits of our executive officers, administers and makes recommendations to our board of directors regarding our compensation and stock incentive plans, produces an annual report on executive compensation for inclusion in our proxy statement and publishes an annual committee report for our stockholders. Each member of the compensation committee has been determined to be independent in accordance with the applicable standards of the NASDAQ Global Select Market. Mr. Shumate has been designated as chair of the compensation committee. Mr. Sullivan and Ms. Hathaway will also serve as members of our compensation committee.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee develops and recommends to our board of directors a set of corporate governance guidelines, a code of business conduct and ethics and related company policies and periodically reviews and recommends updates and changes to such guidelines, code and policies to the board of directors, monitors our compliance with corporate governance requirements of state and federal law and the rules and regulations of the NASDAQ Global Select Market, establishes criteria for prospective members of our board of directors and conducts candidate searches and interviews. Ms. Hathaway has been designated as chair of the nominating and corporate governance committee. Mr. Nielsen and Mr. Staubach will also serve as members of our nominating and corporate governance committee.

Code of Ethics

We have adopted a corporate code of business conduct and ethics (the “code”) relating to the conduct of our business by our employees, officers and directors. The code is available on our website, www.cyrusone.com, in the Investor Relations section. Any waivers to the code that may be granted to employees, directors and officers and any material amendments to the code will be posted on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership of, and changes in ownership of, our securities with the SEC, and to file copies of such reports with us. We did not have a class of securities registered under the Exchange Act in 2012. Therefore, Section 16(a) of the Exchange Act did not apply, and our directors, executive officers, and the persons who beneficially own more than ten percent of our common stock, were not required to file reports of ownership of, and changes in ownership of, our securities with the SEC.

Based solely upon a review of the copies of the reports furnished to us from January 1, 2013 through the date of this Annual Report on Form 10-K, we believe that no director, executive officer or person who beneficially owns more than ten percent of our common stock failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act, except Ms. Patricia M. McBratney, executive officer, who inadvertently failed to file, on a timely basis, her Form 3 Initial Statement of Beneficial Ownership of Securities. Ms. McBratney’s late Form 3 was subsequently filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation of each of our named executive officers for the executive’s service to the Predecessor for the fiscal years ended December 31, 2012 and 2011, respectively.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	Nonqualified Deferred Compensation Earnings	All Other Compensation (4)	Total
Gary J. Wojtaszek, President,	2012	$576,000	$—	$250,000	$250,000	$649,094	$—	$6,366	$1,731,460
Chief Executive Officer	2011	391,592	—	212,331	—	490,425	—	6,879	1,101,227
David H. Ferdman,	2012	360,433	—	—	—	360,433	—	11,550	732,416
Chief Strategy Officer	2011	358,021	—	—	—	426,663	—	11,386	796,070
Kevin L. Timmons,	2012	281,731	—	—	—	412,981	—	10,000	704,712
Chief Technology Officer

(1)

This amount reflects the grant-date fair value of the CBI stock-settled performance units issued in 2012 to Mr. Wojtaszek for the 2012-2014 performance cycle pursuant to the Cincinnati Bell Inc. 2007 Long Term Incentive Plan. Such amount assumes payout at target, the most probable outcome at the time of the grant, based on a grant date fair value of $3.40 per share of CBI common stock, computed in accordance with FASB ASC 718, assuming the number of awards that can be earned if target performance conditions are achieved. If the maximum payout is earned, the value of the performance units based on the stock price at the date of grant will be $375,000.

(2)	This amount reflects the grant-date fair value, computed in accordance with FASB ASC 718, of the CBI stock options issued in 2012 to Mr. Wojtaszek.
(3)

Mr. Wojtaszek’s dollar amount of short-term incentive awards has been determined to be $649,094. Payment, less any partial distributions received throughout 2012, was made in February 2013. The dollar amounts of the short-term incentive awards to Messrs. Ferdman and Timmons were determined to be $360,433 and $294,231, respectively. In addition, Mr. Timmons received a cash settled performance unit award of $118,750 which was earned in 2012. Payment, less any partial distribution received throughout 2012, was made in February 2013. In addition, it should be noted that the amounts previously reported for Mr. Ferdman and Mr. Timmons were $256,261 and $209,192, respectively.

(4)	The table below shows the components of the “All Other Compensation” column.

Name	Year	401(k) Match(1)	Life Insurance		Total “All Other Compensation”
Gary J. Wojtaszek	2012	$6,366	$—		$6,366
	2011	6,879	—		6,879
David H. Ferdman	2012	10,000	1,550	(2)	11,550
	2011	8,250	3,136		11,386
Kevin L. Timmons	2012	10,000	—		10,000

(1)

Under the terms of the Cincinnati Bell Retirement Savings Plan, CBI’s matching contribution is equal to 100% on the first 3% and 50% on the next 2% of contributions made to the plan by the participant. Eligible compensation includes base salary plus any cash incentive compensation paid to eligible participants. The maximum CBI matching contribution is $9,800. Mr. Wojtaszek is a participant in the Cincinnati Bell Retirement Savings Plan. Under the terms of the CyrusOne 401(k) Savings Plan, discretionary matching contributions to the CyrusOne 401(k) Savings Plan may be made, subject to applicable statutory maximum contribution amounts. For 2012, CyrusOne’s matching contribution was equal to 50% on the first 8% of contributions made to the plan by the participant. Messrs. Ferdman and Timmons are participants in the CyrusOne 401(k) Savings Plan.

(2)	This amount reflects a life insurance premium paid by the Predecessor in 2012 for fiscal year 2013.

Narrative Disclosure to Summary Compensation Table

As an “emerging growth company” under the rules of the Securities and Exchange Commission, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to “emerging growth companies.”

The following describes material features of the compensation disclosed in the Summary Compensation Table:

CBI Employment Agreements

During 2012, each of Messrs. Wojtaszek, Ferdman and Timmons were employed pursuant to an employment agreement, which sets forth, among other things, the executive’s base salary, bonus opportunity, and entitlement to participate in benefit and pension plans and to receive CBI equity awards and post-termination benefits and obligations.

Mr. Wojtaszek’s employment agreement with CBI, amended and restated effective as of January 1, 2009, and further amended, effective as of January 27, 2011, provided for a one-year term of employment subject to automatic one-year extensions and for both a minimum base salary and a minimum bonus target of $550,000 per year.

Mr. Ferdman’s employment agreement with CBI, CyrusOne Holdings LLC and Cyrus Networks, dated May 12, 2010, provided for a one-year term of employment subject to automatic one-year extensions, unless 60 days’ notice of non-renewal was provided by either party prior to the conclusion of the then-current term and for both a minimum base salary and a minimum bonus target of $350,000 per year. Effective upon the completion of the initial public offering, Mr. Ferdman resigned.

Mr. Timmons’s employment agreement with CBI, dated September 14, 2012, provided for a one-year term of employment subject to automatic extensions, unless otherwise terminated by either party prior to the conclusion of the then-current term and for both a minimum base salary and a minimum bonus target of $300,000 per year.

Each of Messrs. Wojtaszek’s, Ferdman’s and Timmons’s employment agreements provided for certain payments and benefits in the event of a termination of employment. See “Potential Payments Upon Termination or Change in Control.” In 2013, certain new employment arrangements were entered into with certain of our executive officers, including Messrs. Wojtaszek, Ferdman and Timmons, that, among other things, address the terms of their termination of employment with CBI and their employment with CyrusOne. See—“Employment Agreements and Arrangements.” Effective January 23, 2013, Mr. Ferdman resigned from CBI.

CBI Performance Units

The CBI performance units granted to Messrs. Wojtaszek and Timmons in 2012 pursuant to the Cincinnati Bell Inc. 2007 Long Term Incentive Plan, which may be paid in CBI common shares, cash, or a combination thereof, are based on the achievement of specific CBI quantitative goals over the 2012-2014 performance cycle. Such awards were granted during the first quarter of 2012 following finalization and approval by the full CBI board of directors of the one-year, two-year cumulative and three-year cumulative financial goals for each of the three performance periods within the 2012-2014 cycle.

The number of performance units granted was based on the long-term incentive dollar value approved by CBI’s compensation committee for Messrs. Wojtaszek and Timmons and the value of one share of CBI stock on the date of grant. For each of the one-year, two-year cumulative and three-year cumulative performance periods, the performance measure is unlevered cash return on average assets (“UCR”), which is defined as operating cash flow, excluding interest payments, as a percentage of average total assets. UCR must be at least 90% of the target goal in order to generate a threshold level payout equal to 75% of the target award for each executive and at least 100% of the target goal in order to generate a target level payout equal to 100% of the target award for each executive, which, for the one-year and two-year cumulative performance periods, represents the maximum payout for the performance units. For the three-year cumulative performance period, actual UCR of 110% of the target goal or higher will result in the achievement of a maximum level payout equal to 150% of the target award for each executive. Payout levels between 75% and 100%, and 100% and 150%, as applicable, are determined based on linear interpolation rounded to the nearest one-tenth of 1%. The UCR target is 16.0% for the cumulative 2012-2014 performance period. In determining the number of performance units to be paid out for each such performance period, the total number of performance units paid out in the previous performance period or periods is subtracted from the performance units earned for such performance period.

The terms of the applicable award documents generally provided that in the event that Mr. Wojtaszek’s or Mr. Timmons’s employment with CBI or any of its subsidiaries terminated for any reason other than disability, death, by CBI without cause or by such executive due to a constructive termination, prior to the date on which CBI distributes the value of the number of performance units required to be distributed for the 2012-2014 performance cycle (the “Final Distribution Date”), such executive would have forfeited his rights to receive the value of any additional performance units. In connection with the our initial public offering, Messrs. Wojtaszek, Ferdman and Timmons resigned their positions with CBI, effective January 23, 2013, and forfeited their respective rights to receive the value of any additional performance units.

2012 Outstanding Equity Awards at Fiscal Year-End

The following table describes the outstanding equity awards held by our named executive officers as of December 31, 2012. All amounts in the below table relate to shares of CBI common stock and do not reflect any equity awards granted in connection with our initial public offering.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date (1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(3)
Gary J. Wojtaszek	83,590	—	—	$1.67	12/5/18	—		—	—
	207,352	—	—	1.39	1/30/19	—		—	—
	198,607	12,677	—	2.91	1/29/20	—		—	—
	100,439	95,872	—	2.54	12/7/20	—		—	—
	—	243,507	—	3.40	1/27/22	—		—	—
	—	—	—	—	—	—		228,882	$1,254,273
David H. Ferdman	73,800	16,200	—	1.32	6/11/20	—		—	—
Kevin L. Timmons	—	—	—	—	—	—		—	—

(1)

All options and stock appreciation rights granted are for a maximum period of 10 years from the date of grant and vest over a three-year period. Awards granted in 2012 vest over a three-year period based on achievement of the UCR performance measure. Awards granted prior to 2012 vest 28% on the first anniversary of the original date of grant and, thereafter, at the rate of 3% per month for the next 24 months.

(2)

Amounts include performance units granted for the 2010-2012 performance cycle assuming vesting at the maximum level less performance units earned and vested for the 2010 period on February 28, 2011. Amounts also include the performance unit grants made for the 2011-2013 performance cycle on January 28, 2011 assuming vesting at the maximum level. Amounts also include the performance unit grants made for the 2012-2014 performance cycle on January 26, 2012, assuming vesting at the maximum level. The amounts shown above for 2012 awards reflect payout at the maximum level.

(3)

Assuming the maximum number of shares is earned, amounts represent the equity incentive plan awards not yet vested. The value is based on the closing price of CBI’s common shares on December 31, 2012 ($5.48).

Retirement Benefits

Mr. Wojtaszek participated in the Cincinnati Bell Management Pension Plan (the “Management Pension Plan”), which contains both a qualified defined benefit plan and a nonqualified excess benefit plan. Mr. Wojtaszek is vested in his benefits under the Management Pension Plan, and upon retirement may elect a lump-sum or equivalent annuity form of payment of such benefits without any reduction. Normal retirement eligibility under the Management Pension Plan is, for employees who became participants in the Management Pension Plan after January 1, 1988 (such as Mr. Wojtaszek), the later of (i) age 65 or (ii) five years from the date participation in the Management Pension Plan began.

Pursuant to a 2009 amendment to the Management Pension Plan, pension benefits for certain management employees below 50 years of age were frozen. As a result of the 2009 amendment, Mr. Wojtaszek, who was below 50 years of age at the time, is no longer eligible to accrue benefits under the Management Pension Plan.

Each participant’s account under the Management Pension Plan is generally credited with assumed interest for each calendar year at a certain interest rate. Such interest rate for 2012 was 4.0% per annum.

As of December 31, 2012, each of the named executive officers participated in either the Cincinnati Bell Retirement Savings Plan (the “CBI Savings Plan”) or the CyrusOne 401(k) Savings Plan (the “CyrusOne Savings Plan”), each of which is a tax-qualified defined contribution plan designed to assist employees in providing for their retirement. Pursuant to the CBI Savings Plan, CBI is required to make matching contributions equal to 100% on the first 3% of compensation contributed by a participant and 50% on the next 2% of compensation contributed by a participant subject to a maximum matching contribution of $9,800. CBI may, upon notice to a participant, change the method by which it determines plan contributions under the CBI Savings Plan. Matching contributions in accordance with the formula described above were made to the CBI Savings Plan during the fiscal year ended December 31, 2012. See “—Summary Compensation Table” for additional detail. Pursuant to the CyrusOne Savings Plan, discretionary matching contributions may be made to such plan, subject to applicable statutory maximum matching contribution amounts. Discretionary matching contributions were made to the CyrusOne Savings Plan during the fiscal year ended December 31, 2012. See “—Summary Compensation Table” for additional detail.

Potential Payments Upon Termination or Change in Control

CBI’s plans and arrangements provide for certain payments and benefits upon termination of employment at any time and in connection with a change in control of CBI. This section describes such potential payments that would have been made to Messrs. Wojtaszek, Ferdman and Timmons pursuant to each such executive’s employment agreement and long-term incentive award agreements. For purposes of this section, the triggering events are assumed to have taken place on December 31, 2012.

As mentioned above, in 2013, new employment arrangements were entered into with our executive officers, including Messrs. Wojtaszek and Timmons, that, among other things, address the terms of their termination of employment with CBI and their employment with CyrusOne See —“Employment Agreements and Arrangements”. Effective January 23, 2013, Mr. Ferdman resigned from CBI.

The summary below sets forth the terms of the former employment agreements with Messrs. Wojtaszek, Ferdman and Timmons as in effect on December 31, 2012 and does not include the terms of the arrangements entered into in connection with our initial public offering nor does it consider Mr. Ferdman’s resignation effective January 23, 2013.

Payments Upon Termination Not in Connection with a Change in Control

Under their former agreements, as in effect December 31, 2012, in the event Mr. Wojtaszek’s, Mr. Ferdman’s or Mr. Timmons’s former employment was terminated for any reason by CBI or Cyrus Networks, as applicable, or by such executive, he would be entitled, subject to his execution of a general release of claims in favor of CBI or Cyrus Networks (other than with respect to any accrued but unpaid salary and bonus), as applicable, to those benefits which he had a non-forfeitable right to receive, which included any shares of stock he may have owned outright, vested options which may have been exercisable for a period of 90 days following termination and vested amounts under CBI’s pension and savings plans, as well as the payments and benefits described below. In addition, each of Messrs. Wojtaszek, Ferdman and Timmons would generally continue to be bound by the non-disclosure, non-compete and non-solicitation provisions of his former employment agreement.

In the event Mr. Wojtaszek’s, Mr. Ferdman’s or Mr. Timmons’s former employment were terminated by CBI or Cyrus Networks, as applicable, for cause, or such executive terminated his employment voluntarily, he would not entitled to any payments from CBI or Cyrus Networks other than those payments and benefits set forth in the immediately preceding paragraph.

Pursuant to the terms of their respective former employment agreements, in the event Mr. Wojtaszek’s, Mr. Ferdman’s or Mr. Timmons’s former employment was terminated by CBI or Cyrus Networks, as applicable, without cause or such executive terminated his former employment due to a constructive termination, such executive would have been entitled to (i) a payment equal to two times his base salary for Mr. Wojtaszek and Mr. Ferdman, and 1.6 times his base salary for Mr. Timmons, (ii) continued medical, dental, vision and life insurance benefits during the one-year period following his termination of employment on the same basis as any active salaried employee provided any required monthly contributions are made, (iii) continued treatment as an active employee during the one-year period following termination with respect to any outstanding stock option, restricted stock or long-term incentive award (other than any award granted pursuant to the 2010 Cyrus Performance Plan (the “Cyrus Plan”)), (iv) the ability to exercise any vested options for an additional 90 days after the end of the one-year period following his termination, and (v) the sum of any forfeitable benefits accrued under any qualified or non-qualified pension, profit-sharing 401(k) or deferred compensation plan of CBI, Cyrus Networks, or their respective affiliates which would have vested if such executive had remained employed during the one-year period following termination.

In the event Mr. Wojtaszek’s, Mr. Ferdman’s or Mr. Timmons’s former employment was terminated due to death, such executive’s beneficiary would have been entitled to (i) a payment equal to the base salary and bonus accrued and payable to such executive upon the date of his death, (ii) accelerated vesting of all outstanding options and the ability to exercise such options for the one-year period following the date of his death and (iii) full vesting and payout at target amounts of any awards granted under CBI’s long-term incentive plans, which would have been forfeited upon a termination due to death and any award granted pursuant to the Cyrus Plan, which would have remained outstanding and been settled only upon the consummation of a transaction.

In the event Mr. Wojtaszek’s, Mr. Ferdman’s or Mr. Timmons’s former employment was terminated due to disability, he would have been entitled to (i) a payment equal to the base salary and bonus accrued and payable to him upon the date of termination, (ii) accelerated vesting of all outstanding options and the ability to exercise such options for the one-year period following the date of termination, (iii) continued vesting of all outstanding long-term incentive awards in accordance with the terms of such awards and participation in any outstanding long-term incentive plans and (iv) continued consideration as an employee for all other benefits provided the disabling conditions continue.

Payments Upon Termination in Connection with a Change in Control

If Mr. Wojtaszek’s, Mr. Ferdman’s or Mr. Timmons’s former employment was terminated without cause by CBI or Cyrus Networks, as applicable, or the executive terminated his former employment due to a constructive termination within the one-year period following a change in control of CBI, he would have been entitled to (i) a payment equal to two times the sum of his base salary and target bonus, (ii) continued medical, dental, vision and life insurance coverage during the one-year period following his termination of employment on the same basis as other active employees provided any required monthly contributions are made, (iii) accelerated vesting of any outstanding options, restricted shares, and/or other equity awards and the ability to exercise such options until, with respect to Mr. Wojtaszek, the earlier of (x) the latest date such options would be exercisable if such options had vested immediately prior to the termination of Mr. Wojtaszek’s employment and (y) the one-year period following termination, or, with respect to Mr. Ferdman, the latest date such options would be exercisable if such options had vested immediately prior to Mr. Ferdman’s termination, (iv) accelerated vesting and payout at target levels of any awards granted under long-term incentive plans and (v) the sum of any forfeitable benefits accrued under any qualified or non-qualified pension, profit-sharing 401(k) or deferred compensation plan of CBI, Cyrus Networks, or their respective affiliates which would have vested if such executive had remained employed during the one-year period following termination.

Defined Terms

“Cause,” for purposes of Mr. Wojtaszek’s and Mr. Timmons’s former employment agreement, meant a determination that there had been fraud, misappropriation, embezzlement or misconduct constituting serious criminal activity on the part of the executive.

“Cause,” for purposes of Mr. Ferdman’s former employment agreement, meant a determination that there had been fraud, misappropriation, embezzlement or conviction of, or plea of guilty or no contest or similar plea with respect to, a felony on the part of Mr. Ferdman.

“Change in Control,” for purposes of each of Messrs. Wojtaszek, Ferdman and Timmons’s former employment agreements as well as Messrs. Wojtaszek and Timmons’s performance unit award agreements, meant the occurrence of any of the following events:

(i)	a change in the ownership of CBI (within the meaning of Section 1.409A-3(i)(5)(v) of the Treasury regulations);

(ii)	a change in the effective control of CBI (within the meaning of Section 1.409A-3(i)(5)(vi) of the Treasury regulations); and

(iii)	a change in the ownership of a substantial portion of the assets of CBI (within the meaning of Section 1.409A-3(i)(5)(vii) of the Treasury regulations).

“Constructive Termination,” for purposes of each of Messrs. Wojtaszek, Ferdman and Timmons’s former employment agreements, meant the occurrence of, without such executive’s consent, (i) a material reduction in such executive’s authority, reporting relationship or responsibilities, (ii) a reduction in such executive’s base salary or bonus target, (iii) with respect to Mr. Wojtaszek, a relocation from the greater Cincinnati, Ohio area by 50 or more miles, with respect to Mr. Ferdman, a relocation from Houston, Texas, by 30 or more miles and with respect to Mr. Timmons, a relocation from his designated office by 50 or more miles, and (iv) with respect to Mr. Ferdman, any material breach of his employment agreement by Cyrus Networks, provided that Cyrus Networks failed to remedy such breach within 10 days of Mr. Ferdman’s delivery of notice of such breach and provided further that Mr. Ferdman’s termination of employment had to have been effected within 10 days following the expiration of such 10-day period.

Employment Agreements and Arrangements

As mentioned above, certain employment arrangements were entered into with certain of our executive officers in 2013, including Messrs. Wojtaszek and Timmons. The provisions of these arrangements are discussed below.

CBI Resignation Agreements with Gary J. Wojtaszek and David H. Ferdman

On January 23, 2013 (the “Resignation Date”), CBI entered into a Resignation Letter with Mr. Wojtaszek in connection with his resignation and a Resignation Letter with Mr. Ferdman in connection with his resignation (together, the “Resignation Letters”). Pursuant to the terms of the Resignation Letters, each of Messrs. Wojtaszek and Ferdman is not entitled to any severance payments under his former CBI employment agreement as a result of his resignation. Awards previously granted to each of Messrs. Wojtaszek and Ferdman that were scheduled to vest according to their terms in connection with the closing of the initial public offering were unaffected by the terms of the Resignation Letters and continue to vest and become payable in accordance with their terms. However, any other awards that remained unvested as of the Resignation Date were forfeited. In addition, pursuant to the terms of the Resignation Letters, Messrs. Wojtaszek and Ferdman each remained eligible to receive an annual incentive bonus award in accordance with and under the terms of CBI’s annual incentive plan and the applicable award agreement for fiscal year 2012.

In exchange for each of their full waivers and releases of claims and covenants not to sue contained in the Resignation Letters, Mr. Wojtaszek was paid a lump-sum cash payment of $450,815 and Mr. Ferdman was paid a lump-sum cash payment of $16,131, subject, in each case, to all applicable and required withholdings.

Messrs. Wojtaszek and Ferdman each remain subject to confidentiality and intellectual property covenants indefinitely and non-competition, non-solicitation and non-interference covenants for a period of one year, in each case, following the applicable executive officer’s resignation and as provided in his former CBI employment agreement. The Resignation Letters provided that Messrs. Wojtaszek and Ferdman’s employment by or service to the Company or any of its subsidiaries or affiliates will not be a breach of his non-competition, non-solicitation and non-interference obligations under his former CBI employment agreement.

Employment Agreements with Gary J. Wojtaszek and Kevin L. Timmons

On January 24, 2013, with the approval of the Board, the Company entered into, through its subsidiary CyrusOne LLC (“CyrusOne LLC”), an employment agreement with Mr. Wojtaszek (the “Wojtaszek Agreement”) and an employment agreement with Mr. Timmons (the “Timmons Agreement,” together with the Wojtaszek Agreement, the “Employment Agreements”).

Term. Pursuant to the Employment Agreements, the term of employment of each of Messrs. Wojtaszek and Timmons began on January 24, 2013 (the “Effective Date”) and will end on the first anniversary of the Effective Date; provided, however, that on the first anniversary of the Effective Date and each subsequent anniversary of the Effective Date, the term of each of the Employment Agreements will automatically be extended for a period of one additional year, unless earlier terminated in accordance with the terms of the applicable Employment Agreement.

Title. Pursuant to the Employment Agreements, Mr. Wojtaszek will serve as the President and Chief Executive Officer of the Company and Mr. Timmons will serve as the Chief Technology Officer of the Company.

Compensation and Benefits. Pursuant to the Employment Agreements, Mr. Wojtaszek’s initial annual base salary will be $576,000 per year and Mr. Timmons’ initial annual base salary will be $300,000 per year, in each case, payable in accordance with CyrusOne LLC’s regular payroll practices. In addition to his base salary, each of Messrs. Wojtaszek and Timmons will also be eligible to receive an annual bonus for each calendar year in which services are performed under the applicable Employment Agreement. Each year, each of Messrs. Wojtaszek and Timmons will be given a bonus target of not less than 100% his then current base salary, in each case, subject to proration for a partial year. Each of Messrs. Wojtaszek and Timmons’s bonus award will generally be subject to the terms and conditions of the Company’s annual incentive plan. In each year during the term of the applicable Employment Agreement, each of Messrs. Wojtaszek and Timmons will be eligible to be considered for grants of awards under any of the Company’s long-term incentive compensation plans maintained by the Company for the benefit of certain employees and each is eligible to participate in the various employee benefit plans and programs which are made available to similarly situated officers of the Company. Each will be reimbursed in accordance with CyrusOne LLC’s then current travel and expense policies for all reasonable and necessary expenses incurred by him in the course of his performance of his duties under the applicable Employment Agreement.

Termination Events.

Disability and Death. The employment of each of Messrs. Wojtaszek and Timmons may be terminated by either CyrusOne LLC or the applicable executive officer upon such his inability to perform the services required by his Employment Agreement because of any physical or mental infirmity for which he receives disability benefits under any disability plans generally made available to employees. Upon such a termination event, CyrusOne LLC will pay the applicable executive officer his accrued compensation (base salary, bonus or otherwise) and will provide him with disability benefits and all other benefits in accordance with the provisions of the applicable disability plans and other applicable plans. The employment of each of Messrs. Wojtaszek and Timmons will be automatically terminated upon his death, and CyrusOne LLC will pay his estate his accrued compensation (base salary, bonus or otherwise). In each case, any outstanding equity or non-equity incentive awards will be treated in accordance with the applicable plan and agreement documents.

Cause. CyrusOne LLC may terminate the employment of each of Messrs. Wojtaszek and Timmons immediately, upon written notice, for Cause. CyrusOne LLC will generally have “Cause” to terminate each applicable executive officer only if, in the case of Mr. Wojtaszek, the Board, or, in the case of Mr. Timmons, the Company, determines there has been fraud, misappropriation, embezzlement or misconduct constituting serious criminal activity on the part of such executive officer. Upon termination for Cause, the applicable executive officer will be entitled only to accrued compensation.

Without Cause or Constructive Termination. In the event CyrusOne LLC terminates the employment of either Mr. Wojtaszek or Mr. Timmons, upon written notice, for any reason other than for Cause or such executive officer’s death, disability or in connection with a Change in Control (which has the meaning set forth in the CyrusOne 2012 Long Term Incentive Plan) or in the event the applicable executive officer terminates his employment as a result of Constructive Termination (as defined below):

•

on the date that is 60 days after the date of termination, and subject to CyrusOne LLC’s receipt of an executed and irrevocable release from the applicable executive officer, CyrusOne LLC will pay such executive officer in a lump-sum cash payment an amount equal to 2 times the sum of his annual base salary rate then in effect;

•

for the purposes of any outstanding stock option, restricted stock award or other outstanding incentive award, the portion of any such outstanding award that would otherwise have vested on or prior to the end of the one-year period beginning at the time of such termination (the “Severance Period”) will generally become vested and exercisable as of immediately before the termination of the term of employment;

•

if applicable, an amount equal to the sum of (a) any forfeitable benefits of such executive officer under any nonqualified pension, profit sharing, savings or deferred compensation plan that would have vested if the term of his employment had not been terminated prior to the end of the Severance Period, plus (b) any additional vested benefits which would have accrued for such executive officer under any nonqualified defined benefit pension plan if the term of his employment had not been terminated prior to the end of the Severance Period, and if such executive officer’s base salary and bonus target had not increased or decreased after such termination, will be payable to such executive officer at the same time and in the same manner as such benefits would have been paid under such plan or plans had such benefits vested and accrued under such plan or plans at the time of the termination of his employment (the “Nonqualified Benefit”);

•

if applicable, an amount equal to the sum of (a) any forfeitable benefits of such executive officer under any qualified pension, profit sharing, 401(k) or deferred compensation plan that would have vested prior if the term of his employment had not been terminated prior to the end of the Severance Period, plus (B) any additional vested benefits which would have accrued for such executive officer under any qualified defined benefit pension plan if the term of his employment had not been terminated prior to the end of the Severance Period, and if such executive officer’s base salary and bonus target had not increased or decreased after such termination, will be paid by CyrusOne LLC in one lump sum 60 days after such termination of employment, subject to CyrusOne LLC’s receipt of an executed and irrevocable release from the applicable executive officer (the “Qualified Benefit”); and

•

for the remainder of the Severance Period, CyrusOne LLC will continue to provide such executive officer with medical, dental, vision and group term life coverage comparable to the medical, dental, vision and group term life coverage in effect for such executive officer immediately prior to such termination (the “Medical Benefit”). To the extent that such executive officer would have been eligible for any post-retirement medical, dental, vision or group term life benefits from CyrusOne LLC if such executive officer had continued in employment through the end of the Severance Period, CyrusOne LLC will provide such post-retirement benefits to him after the end of the Severance Period (the “Post-Retirement Medical Benefit”).

For the purposes of each of the Employment Agreements, “Constructive Termination” will generally be deemed to have occurred if, without the applicable executive officer’s consent, (a) there is a material adverse change in the reporting responsibilities set forth in his Employment Agreement or there is otherwise a material reduction in his authority, reporting relationship or responsibilities, (b) there is a material reduction in his base salary or bonus target or (c) he is required by CyrusOne LLC to relocate more than 50 miles from his designated office in effect as of the Effective Date.

Change of Control. In the event of a Change in Control, the term of employment of each of Messrs. Wojtaszek and Timmons will terminate automatically if, within one year of such Change in Control: (a) the applicable executive officer elects to terminate his employment with CyrusOne LLC as a result of Constructive Termination or (b) CyrusOne LLC terminates the employment of such executive officer for any reason other than for Cause or his death or disability:

•

on the date that is 60 days after the date of termination, and subject to CyrusOne LLC’s receipt of an executed and irrevocable release from the applicable executive officer, CyrusOne LLC will pay him in a lump-sum cash payment an amount equal to the product of multiplying (a) the sum of his annual base salary rate and his annual bonus target, in each case, as then in effect by (b) two;

•

any outstanding stock option, restricted stock award or other outstanding incentive award that is not vested and exercisable at the time of such termination will become vested and exercisable as of immediately before the termination of the term of employment; and

•	such executive officer will be entitled to the Nonqualified Benefit, the Qualified Benefit, the Medical Benefit, and, to the extent applicable, the Post-Retirement Medical Benefit.

In the event that Section 280G of the Internal Revenue Code of 1986, as amended, applies to the payments and benefits set forth above, the aggregate amount of such payments and benefits payable to the applicable executive officer will not exceed the amount which produces the greatest after-tax benefit to him after taking into account any applicable excise tax to be payable by him.

Voluntary Resignation by Officer. Each of Messrs. Wojtaszek and Timmons may resign upon 60 days’ prior written notice to CyrusOne LLC. In the event of such a resignation, CyrusOne LLC will pay the applicable executive officer his base salary through the date of such resignation, any bonus earned but not paid at the time of such resignation and any other vested compensation or benefits called for under any compensation plan or program.

Restricted Covenants. Pursuant to the Employment Agreements, each of Messrs. Wojtaszek and Timmons is subject to confidentiality and intellectual property covenants during the term of his employment and thereafter. In addition, each is subject to non-competition, non-solicitation and non-interference covenants during the term of his employment and for a period of one year following the cessation of his employment for any reason.

Compensation of Directors

Our directors did not receive any compensation in 2012. Effective January 24, 2013, we anticipate each of our directors who was not an employee of our company or our subsidiaries will receive going forward the following as compensation for services as a director: an initial equity grant of restricted stock with a grant-date fair value of $105,000, an annual cash retainer of $50,000 (except as specified below in the case of our lead independent director and our non-executive chair), and an annual equity grant with a grant-date fair value of $100,000 for the director’s initial 12 months of service. The equity awards granted to our directors will be made pursuant to our 2012 Long Term Incentive Plan. On January 24, 2013, restricted stock awards were granted to our directors are expected to vest in three equal installments, with the first installment vesting on May 15, 2014 and the second and third installments vesting on the second and third anniversaries of the date of grant, respectively, subject to the director’s continued service on our board of directors. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Our lead independent director will receive an annual cash retainer of $75,000, and our non-executive chair will receive an annual cash retainer of $100,000. The director who serves as chair of the audit committee will receive an additional annual retainer of $15,000, and the directors who serve as chairs of the compensation committee and the nominating and corporate governance committee each will receive an additional annual retainer of $10,000. Directors who are employees of our company or our subsidiaries will not receive compensation for their services as directors. We will not provide any per-meeting compensation to any of our directors.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks and none of our employees participate on the compensation committee.

Compensation Committee Report

The compensation committee has reviewed and discussed the disclosures on executive compensation with management and, based on such review and discussions, the compensation committee recommended to our board of directors that these disclosures be included in this Form 10-K. The compensation committee is comprised of the following individuals:

Alex Shumate (Chair)
William E. Sullivan
Melissa E. Hathaway

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain beneficial ownership information as of January 24, 2013 unless otherwise noted. The table includes shares of our common stock and shares of common stock into which operating partnership units are exchangeable for (i) each person who is known by us to be beneficial owner of 5% or more of our outstanding common stock, (ii) each of our directors and the executive officers and (iii) our directors and executive officers as a group. Each person named in the table has sole voting and investment power with respect to all of the shares of our common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. The extent to which a person will hold shares of common stock as opposed to operating partnership units is set forth in the footnotes below. Unless otherwise indicated, the address of each named person is c/o CyrusOne Inc., 1649 West Frankford Road, Carrollton, TX 75007.

Name of Beneficial Owner	Number of Shares and Operating Partnership Units Beneficially Owned	Percent of Common Shares	Percent of Common Shares and Operating Partnership Units (1)
Beneficial owners of 5% or more of our common stock:
Cincinnati Bell Inc. (2)(4)	44,476,835	8.6%	69%
Directors, proposed directors and executive officers:
Gary J. Wojtaszek	237,938	1.1%	*
Kevin L. Timmons	105,592	*	*
Michael L. Duckett	98,669	*	*
Kimberly H. Sheehy	97,991	*	*
Venkatesh S. Durvasula	94,605	*	*
David H. Ferdman	90,480	*	*
Thomas W. Bosse (3)	70,790	*	*
John F. Cassidy	60,789	*	*
Roger T. Staubach	20,789	*	*
William E. Sullivan	11,789	*	*
Melissa E. Hathaway	11,789	*	*
T. Tod Nielsen	10,789	*	*
Alex Shumate	10,789	*	*
Patricia M. McBratney	8,395	*	*
All directors and executive officers as a group (14 persons)	931,194	4.3%	1.4%

(1)

Assumes a total of 64,470,748 shares of common stock and operating partnership units are outstanding, comprised of 21,883,913 shares of our common stock and 42,586,835 operating partnership units which may be exchanged for cash or shares of common stock under certain circumstances.

(2)

Amounts shown reflect 1,890,000 shares of our common stock and 42,586,835 operating partnership units that are owned by CBI effective upon the completion of the initial public offering on January 24, 2013.

(3)	Mr. Bosse joined CyrusOne on March 18, 2013 as our Vice President, General Counsel and Secretary. These shares are held by Mr. Bosse as of March 18, 2013.
(4)	CBI’s address is 221 East Fourth Street, Cincinnati, Ohio 45202.
*	Less than 1%.

Securities Authorized for Issuance and Equity Compensation Plan

As of December 31, 2012, CyrusOne had no securities authorized for issuance under equity compensation plans. In conjunction with the completion of the initial public offering, 4 million shares were authorized for issuance under our equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Contribution Agreements

On November 20, 2012, certain subsidiaries of CBI (the “Contributors”) entered into a contribution agreement with our operating partnership pursuant to which such Contributor contributed direct or indirect interests in a portfolio of properties and certain other assets related to such properties to the operating partnership in exchange for operating partnership units and assumption of liabilities.

The contribution agreements provided that we assumed or succeeded to all of the Contributor’s rights, liabilities and obligations with respect to the property entity, properties interests and assets contributed. The contribution agreements each contained qualified representations and warranties by the relevant Contributor to our operating partnership with respect to the property entity, property interests and assets contributed to us by such Contributor, such as title to any owned property, compliance with laws (including environmental laws), enforceability of certain material contracts and leases and other limited matters. In the event of a breach of such representations and warranties, the Contributors will indemnify our operating partnership for any resulting losses.

No Contributor will be liable unless and until the amount of losses exceeds 1% of the aggregate value of the operating partnership units received by the Contributor that contributed the property to which such losses relate. The liability of each Contributor is limited to 10% of the aggregate value of the operating partnership units received by such Contributor in connection with the contribution transactions, and, with respect to any liability that arises from a specific contributed property, such liability is limited to 10% of the aggregate value of the operating partnership units issued in respect of such contributed property.

The foregoing limitations on the Contributors’ indemnification obligations will not apply to any breach of representations and warranties with respect to title to any specific owned property or material leased property contributed to us until such time as we obtain title insurance with respect to such property. We are currently assessing our title insurance requirements. We expect to seek either endorsements to provide us with the benefits of existing title insurance policies of CBI and its subsidiaries with respect to the contributed owned properties and material leased properties or new title insurance policies for such properties. However, we do not currently have such policies in place.

All representations and warranties made by the Contributors will survive for a period of one year after the closing of the contribution transactions. In the event we do not become aware of a breach until after such period, or if we otherwise fail to assert a claim prior to the end of such period, we will have no further recourse against the Contributors.

Aggregate Consideration to CBI

As a result of the formation transactions, related financing transactions and our initial public offering, CBI received an aggregate consideration of approximately $845 million. Approximately $809 million of this consideration is comprised of 42,586,835 operating partnership units, as adjusted to reflect an approximately 2.8-to-1 unit reverse split immediately prior to the initial public offering, issued pursuant to the contribution agreements described above. The remaining approximately $36 million of the aggregate consideration received by CBI is comprised of 374,279 shares of our common stock issued to CBI in exchange for the satisfaction and discharge of intercompany indebtedness related to CBI’s incurrence of certain offering expenses on our behalf and 1,515,721 operating partnership units exchanged for an equivalent number of shares of our common stock. Upon the closing of the formation transactions, CBI also received approximately $480 million in cash representing the repayment of intercompany indebtedness.

We have granted CBI a waiver of the ownership restrictions contained in our charter, subject to certain initial and ongoing conditions designed to protect our status as a REIT, including the receipt of an IRS private letter ruling or an opinion of counsel from a nationally recognized law firm that the exercise of any such exemption should not cause any rent payable to CBI to jeopardize our REIT status.

Partnership Agreement

Concurrently with our initial public offering, we amended and restated, the agreement of limited partnership of our operating partnership to reflect the 2.8-to-1 unit reverse split conducted in order to establish a value for each operating partnership unit that is equivalent with the value of each share of our common stock issued in our initial public offering, as well as to grant the Contributors certain redemption rights and to grant CBI certain board nomination rights, approval rights over certain change of control transactions and other rights, and to provide for additional voting rights of limited partners of our operating partnership. Pursuant to the amended and restated partnership agreement, persons holding operating partnership units as a result of the formation transactions will have rights beginning 12 months after our initial public offering to cause our operating partnership to redeem each of their operating partnership units for cash equal to the then-current market value of one share of common stock, or, at our election, to exchange their operating partnership units for shares of our common stock on a one-for-one basis.

Employment Agreements and Arrangements

We have entered into employment agreements or arrangements with certain of our executive officers. See “Executive Compensation—Employment Agreements and Arrangements.”

Registration Rights

CBI received registration rights in connection with our initial public offering to cause us, beginning 14 months after the completion of our initial public offering, to register shares of our common stock acquired by CBI in connection with the formation transactions or its exercise of redemption/exchange rights under the partnership agreement of our operating partnership.

Indemnification of Officers and Directors

We expect to enter into an indemnification agreement with each of our directors and executive officers. The indemnification agreements will include the following provisions:

To the extent permitted by applicable law, the partnership agreement indemnifies us, our directors, officers and employees, the general partner and its trustees, officers and employees, employees of our operating partnership and any other persons whom the general partner may designate from and against any and all claims arising from or that relate to the operations of our operating partnership in which any indemnitee may be involved, or is threatened to be involved, as a party or otherwise unless:

•	it is established that the act or omission of the indemnitee constituted fraud, intentional harm or gross negligence on the part of the indemnitee;

•	the claim is brought by the indemnitee (other than to enforce the indemnitee’s rights to indemnification or advance of expenses); or

•	the indemnitee is found to be liable to our operating partnership, and then only with respect to each such claim.

Partners of our operating partnership, including the general partner, are not liable to our operating partnership or its partners except for fraud, willful misconduct or gross negligence, and no trustee, officer or agent of the general partner (including us, in our capacity as the sole trustee of the general partner), and none of our directors, officers or agents have any duties directly to our operating partnership or its partners, and will not be liable to our operating partnership or its partners for money damages by reason of their service as such.

Transition Services Agreements

Effective January 1, 2012, we entered into a transition services agreement with CBTS, pursuant to which each party agreed to provide certain services to the other party. Services provided by CBTS to the Predecessor included network support, service calls, monitoring and management, storage and backup and IT systems support. The 2012 annual fee paid for these services is approximately $1.5 million. Transition services provided by the Predecessor to CBTS included network interface charges for a fiber network. We earned 2012 annual revenue of approximately $0.5 million for these services with no such revenues in prior years.

In November 2012, we replaced this transition services agreement with a new transition services arrangement with CBTS pursuant to which each party will provide certain services to the other party. Services provided by CBTS to us include migration and support services for hardware and applications used for local telephony and IT services by our employees, as well as back office billing transition support for customers that have not yet been transitioned off of the CBTS billing platform. The annual fee to be paid by us for these services is approximately $0.3 million. Services provided by us to CBTS consist of network interface charges. The annual fee to be paid by CBTS for these services is approximately $0.5 million, which may decline in future periods as CBTS migrates its network interfaces on to an independently architected and managed CBTS network. These services will be provided on a month-to-month basis, until such time as the services in question have been fully transitioned, which we expect may be as long as 24 months for certain services.

CBI currently provides various management services, including executive management, cash management, legal, treasury, human resources, accounting, tax, internal audit and risk management services. Our allocated cost for these services was based upon specific identification of costs incurred on our behalf or a reasonable estimate of costs incurred on our behalf, such as relative revenues. Our allocated cost for management services was $2.5 million, $2.3 million and $3.6 million in 2012, 2011 and 2010, respectively. In November 2012, we entered into a transition services agreement with CBI pursuant to which CBI will continue to provide certain of these services, on an as needed basis to the operating partnership one year from the date of our initial public offering, provided, however, that the agreement or the provision of a particular service to be provided thereunder may be terminated for convenience by us upon 30 days’ prior written notice. The fees for these services will be based on actual hours incurred for these services at negotiated hourly rates or a negotiated set monthly fee.

Other Services

Some of our employees participated in pension, postretirement, health care, and stock-based compensation plans sponsored by CBI or an affiliate. Our allocated costs for employee benefits was determined by specific identification of the costs associated with our participating employees or based upon the percentage our employees represent of total participants. Our allocated employee benefit plan costs were $3.5 million, $1.8 million and $1.1 million in 2012, 2011 and 2010, respectively. See Notes 12 and 13 to the audited combined financial statements for further details. Effective January 1, 2013 all of our employees were covered by our own benefit and incentive plans.

We also participated in centralized insurance programs managed by CBI which included coverage for general liability, workers’ compensation, automobiles and various other risks. CBI has third-party insurance policies for certain of these risks and is also self-insured within certain limits. CBI’s self-insured costs have been actuarially determined based on the historical experience of paid claims. Our allocated cost for participation in these programs was determined on the basis of revenues, headcount or insured vehicles. Our allocated insurance costs were $0.4 million, $0.4 million and $0.2 million in 2012, 2011 and 2010, respectively. Subsequent to our initial public offering, we maintain our own commercial insurance policies.

Prior to the completion of the formation transactions on November 20, 2012, the Predecessor participated in CBI’s centralized cash management program. On a periodic basis, all of our excess cash was transferred to CBI’s corporate cash accounts. Likewise, substantially all funds to finance our operations, including acquisitions and development costs, were funded by CBI. As of December 31, 2011, advances and borrowings under this program were $9.6 million and $212.1 million, respectively. These advances and borrowings were governed by an intercompany cash management agreement. Effective November 19, 2010, all advances and borrowings were subject to interest at the average 30-day Eurodollar rate for the calendar month plus the applicable credit spread for Eurodollar rate borrowings charged for CBI’s revolving line of credit. Prior to such date, the interest rate applied to such advances and borrowings was CBI’s short-term borrowing rate. The average rate earned or charged was 5.0% in both 2012 and 2011 and 4.2% in 2010. Net interest expense recognized on related party notes was $7.0 million in 2012, and $1.1 million in both 2011 and 2010.

Marketing Agreement

Effective January 1, 2012, we entered into marketing agreements with CBT and CBTS to appoint these affiliates as CyrusOne’s authorized marketing representatives. Pursuant to the terms of these agreements, we pay these affiliates a commission for all new leases for space they attain, which is calculated as a percentage of the first month’s recurring revenue with respect to such space, which ranges from 30% to 140%, depending on the lease term. For the year ended December 31, 2012, commissions incurred pursuant to these arrangements were $0.3 million, with no such costs in prior years. The term of these agreements expired on December 31, 2012.

Employment Relationships

Our Chairman is the former President and Chief Executive Officer and the current Vice Chairman of the Board of Directors of CBI. Our Chief Executive Officer was a director of CBI prior to his resignation upon the completion of our initial public offering.

Other Benefits to Related Parties and Related Party Transactions

Some of our directors and executive officers own a substantial amount of CBI common stock, options and other instruments, the value of which is related to the value of common stock of CBI. The direct and indirect interests of our directors and executive officers in common stock of CBI, and us, could create, or appear to create, conflicts of interest with respect to decisions involving both CBI and us that could have different implications for CBI than they do for us.

We lease colocation space in our data centers to CBT and CBTS, subsidiaries of CBI. Revenue recognized from these arrangements was $5.4 million for 2012, $4.4 million in 2011, and $2.0 million in 2010. In November 2012, we entered into separate data center colocation agreements with CBT and CBTS whereby we will continue to lease colocation space to each of them. The data center colocation agreement with CBT provides for CBT’s lease of data center space, power and cooling in our West Seventh Street (7th St.), Kingsview Drive (Lebanon), Knightsbridge Drive (Hamilton) and Industrial Road (Florence) data center facilities for a period of five years at an aggregate rate of $3.8 million per year. Our data center colocation agreement with CBTS provides for CBTS’s lease of data center space, power and cooling in our West Seventh Street (7th St.), Kingsview Drive (Lebanon) and Industrial Road (Florence) data center facilities for a period of five years at an aggregate rate of $1.6 million per year. Both agreements are renewable for an additional five year term at market rates.

We have also entered into services agreements with CBT and CBTS. Under the CBTS services agreement, CBTS has agreed to provide us with certain managed storage and backup services. These services will be provided on a month-to-month basis, and charges will be based on the variable amount of gigabytes managed by CBTS each month. CBTS will charge us a rate of $0.56 per gigabyte and the annual fee to be paid by us for these services is approximately $0.2 million. We expect that services under this agreement may extend for as long as 36 months.

Under the CBT services agreement, CBT provides us with connectivity services for a period of five years related to several of our data center facilities. These services are related to the use of fiber and circuit assets that are currently a part of the CBI network. The annual fee for these services will be $0.9 million, subject to reduction if we terminate certain services.

In October 2012, we purchased the property located at 229 West Seventh Street, included as one of our 24 operating facilities, which we had formerly leased from CBT. The purchase price was $18 million, which was in the form of a promissory note payable on demand by CBT. Interest on the note accrued at the rate of 10% per annum. This promissory note was repaid in connection with the closing of the formation transactions on November 20, 2012, with a portion of the net proceeds from our senior notes offering. CBT continues to own the adjacent property that was historically operated together with 229 West Seventh Street as one property. We also executed a reciprocal easement and shared services agreement and a right of first opportunity and refusal agreement with CBT with respect to such properties. Pursuant to the reciprocal easement and shared services agreement, we granted reciprocal easements to each other; CBT has easements for continued use of portions of our building and CBT provides fuel storage, fire suppression and other building services to us; and we provide chilled water, building automation systems related to heating ventilation and air conditioning and other building services to CBT. The shared services agreement is expected to continue for a period of 15 years with five renewal options of five years each. Initially, we are responsible for operating and managing the service facilities for both buildings. Each party will bear its own utility costs, as well as property taxes and insurance. Shared building operating costs will be charged to each party on the basis of the actual costs incurred, allocated based on the proportionate share of usage. Each party will also pay the other party less than $0.2 million per year to maintain shared building infrastructure systems. This agreement contains a make-whole provision that requires us to make a payment to CBT if CBT’s carrier access revenue declines below $5.0 million per annum as a result of certain actions taken by us which result in circuit disconnections or reductions at CBT. The term of this make whole provision is approximately four years.

Pursuant to the right of first opportunity and refusal agreement, we and CBT have agreed to grant to each other rights of first opportunity and first refusal to purchase each other party’s property in the event that either party desires to sell its property to a non-affiliate third party.

CBT occupies space in our 229 West Seventh Street facility that is utilized in its network operations. In November 2012, in connection with our purchase of this property, we entered into an agreement to lease this space to CBT for a period of five years, with three renewal options of five years each, at an initial annual base rent of approximately $0.1 million, plus a proportionate share of building operating costs. Commencing on January 1, 2014, and on January 1 of each year thereafter, such base rent shall increase by 1% of the previous year’s base rent. Revenue earned from this lease was less than $0.1 million in 2012, with no such revenue in prior years.

In November 2012, we also entered into an agreement to lease space at CBT’s 209 West Seventh Street facility for a period of five years, with three renewal options of five years each. The initial annual base rent will be approximately $0.1 million per year, plus our proportionate share of building operating costs. Commencing on January 1, 2014, and on January 1 of each year thereafter, such base rent shall increase by 1% of the previous year’s base rent. Expense recognized from this arrangement was less than $0.1 million in 2012, and $0.4 million in 2011 and 2010.

We also entered into agreements to lease office space to CBT at our Goldcoast Drive (Goldcoast) data center facility and to CBTS at our Parkway (Mason) data center facility. The aggregate annual base rent for these spaces will be approximately $0.3 million per year. The term of these agreements are five years each. Both agreements contain three five-year renewal options at market rates. Revenue earned from those leases was $0.3 million, in both 2012 and 2011, and $0.2 million in 2010.

As of December 31, 2012 CBTS continues to be the named lessor for two data center leases. Revenues associated with these leases were $14.3 million, $14.2 million, and $13.1 million in 2012, 2011, and 2010, respectively. In 2012, we entered into an agreement with CBTS whereby we perform all obligations of CBTS under the lease agreements. CBTS confers the benefits received under such lease agreements to us and CBTS is granted sufficient usage rights in each of our data centers so that it remains as lessor under each such lease agreement. In addition, CBTS will continue to perform billing and collections on these accounts.

On November 20, 2012, we also entered into a non-competition agreement with CBI, pursuant to which we and CBI agreed not to enter into each other’s lines of business, subject to certain exceptions for a period of four years from such date. Pursuant to the terms of this agreement, we agreed not to directly or indirectly engage in, or have any interest in any entity that engages in, the business of providing telecommunications services in certain areas of Ohio, Kentucky and Indiana in which CBI operates as of such date. We also agreed not to seek, request or apply for any certification or license to provide telecommunications services in such areas during the term of the agreement. CBI agreed not to directly or indirectly engage in, or have any interest in any entity that engages in, the business of constructing and selling, operating or providing data center services in the United States or any foreign jurisdiction in which we operate. However, CBI may continue to offer certain data center services, provided that such services are ancillary to its provision of existing IT services, and CBI does not own, lease or is contracted to own, lease or manage the data center infrastructure of the facility in which such existing IT services are being provided.

Director Independence

In accordance with corporate governance listing standards of the NASDAQ Global Select Market and our corporate governance guidelines, the board affirmatively evaluates and determines the independence of each director and each nominee for election. Based on an analysis of information supplied by the directors, the board evaluates whether any director has any material relationship with CyrusOne, either directly or as a partner, shareholder or officer of an organization that has a relationship with CyrusOne that might cause a conflict of interest in the performance of a director’s duties.

Based on these standards, the board determined that each of the following persons who is serving as a non-employee director and has no relationship with CyrusOne, except as a director and shareholder, is independent:

•	Melissa E. Hathaway

•	William E. Sullivan

•	Roger T. Staubach

•	T. Tod Nielsen

•	Alex Shumate

The board determined that Gary J. Wojtaszek is not independent because he is the President and Chief Executive Officer of the Company, and John F. Cassidy is not independent because he is the former President and Chief Executive Officer of Cincinnati Bell Inc. In addition, the board determined that David H. Ferdman is not independent as he founded Cyrus Networks, and has served as President and Chief Executive Officer of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

There were no accounting fees paid by CyrusOne prior to the 2012 commencement of the initial public offering process. The following fees, also paid by CBI initially, were related to our initial public offering and were paid in 2012.

	2012	2011
Audit fees	$783,688	$—
Audit-related fees	1,025,000	—
Tax-related fees	25,000	—
Other fees	—	—

	$1,833,688	$—

Audit fees

The audit fees for the year ended December 31, 2012 were for services rendered in connection with the initial public offering, audit of CyrusOne’s 2012 combined financial statements and review of quarterly financial statements included in the Company’s reports filed with the SEC on Form S-11. There were no such fees incurred or paid in 2011.

Audit related fees

The audit related fees for the year ended December 31, 2012 were for professional services rendered for CyrusOne’s debt and common stock offerings and various accounting consultations. There were no such fees incurred or paid in 2011.

Tax fees

Tax fees for the year ended December 31, 2012 were for the preparation of various tax filings and tax consultations. There were no such fees incurred or paid in 2011.

All other fees

None.

Engagement of the Independent Registered Public Accounting Firm and Pre-Approval Policy

In accordance with its charter, the Audit and Finance Committee has the sole authority and responsibility to select, evaluate and, if necessary, replace the Independent Registered Public Accounting Firm. The Audit and Finance Committee has the sole authority to approve all audit engagement fees and terms. In addition, the Audit and Finance Committee, or the Chairperson of the Audit and Finance Committee between regularly scheduled meetings, must pre-approve all services provided to CyrusOne by CyrusOne’s Independent Registered Public Accounting Firm.

Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002, the Audit and Finance Committee of the Parent pre-approved every engagement of Deloitte & Touche LLP to perform audit or non-audit services on behalf of CyrusOne or any of its subsidiaries during the year ended December 31, 2012.

Effective with our initial public offering, CyrusOne’s audit committee will pre-approve all services provided by our Independent Registered Public Accounting Firm going forward.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Combined Financial Statements and Schedules. The following combined financial statements and schedules are included in this report:

(1)	FINANCIAL STATEMENTS

The response to this portion of Item 15 is submitted under Item 8 of this Annual Report on Form 10-K.

(2)	FINANCIAL STATEMENT SCHEDULES

Schedule II—Valuation and Qualifying Accounts

Schedule III—Consolidated Real Estate and Accumulated Depreciation. The response to this portion of Item 15 is submitted under Item 8 of this Annual Report on Form 10-K.

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	EXHIBITS

Any shareholder who wants a copy of the following Exhibits may obtain one from us upon request at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to the Secretary of CyrusOne Inc., 1649 West Frankford Rd., Carrollton, TX 75007

Schedule II.

Valuation and Qualifying Accounts

	Beginning	Charge (Benefit)	To (from) Other	Deductions/	End
(dollars in millions)	of Period	to Expenses	Accounts	(Additions)	of Period
Allowance for Doubtful Accounts
2012	$—	$0.1	$—	$(0.2)	$0.3
2011	$0.2	$0.2	$—	$0.4	$—
2010	$0.2	$—	$—	$—	$0.2
Deferred Tax
Valuation Allowance
2012	$0.3	$1.6	$—	$—	$1.9
2011	$0.1	$0.2	$—	$—	$0.3
2010	$0.1	$—	$—	$—	$0.1

Prior to October 1, 2012, CyrusOne sold most of its receivables to an affiliated entity at a discount of 2.5% of the face value. Proceeds from the sale of these assets were settled through CBI’s centralized cash management system. Effective October 1, 2012, we terminated its participation in this program.

CyrusOne Inc.
Schedule III	Real Estate Properties and Accumulated Depreciation
	As of December 31, 2012
(dollars in millions)	Initial Costs			Cost Capitalized Subsequent to Acquisition			Gross Carrying Amount
Description	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Accumulated Depreciation and Amortization	Acquisition
West Seventh St., Cincinnati, OH (7th Street)	$0.9	$42.2	$—	$—	$66.5	$0.8	$0.9	$108.7	$0.8	$55.9	1999
Parkway Dr., Mason, OH (Mason)	—	—	—	—	20.2	0.4	—	20.2	0.4	8.6	2004
Industrial Rd., Florence, KY (Florence)	—	7.7	—	—	39.1	0.5	—	46.8	0.5	20.1	2005
Goldcoast Dr., Cincinnati, OH (Goldcoast)	0.6	—	—	—	6.7	—	0.6	6.7	—	1.5	2007
Knightsbridge Dr., Hamilton, OH (Hamilton)	—	9.5	—	—	40.4	2.1	—	49.9	2.1	15.3	2007
E. Monroe St., South Bend, IN (Monroe St.) (a)	—	—	—	—	2.9	—	—	3.2	—	1.6	2007
Bridge St., Grand Rapids, MI (b)	—	—	—	—	—	—	—	—	—	—	2007
Springer St., Lombard, IL (Lombard) (c)	—	3.2	—	—	13.7	—	—	2.6	—	0.2	2008
Crescent Circle, South Bend, IN (Blackthorn) (d)	—	1.1	—	—	1.7	0.1	—	3.3	0.1	0.8	2008
Kingsview Dr., Lebanon, OH (Lebanon)	4.0	12.3	—	—	58.7	1.1	4.0	71.0	1.1	12.8	2008
McAuley Place, Blue Ash, OH (Blue Ash) (e)	—	2.6	—	—	0.3	—	—	0.6	—	—	2009
Westway Park Blvd., Houston, TX (Houston West)	1.4	21.4	0.1	2.0	66.4	11.9	3.3	87.8	12.0	13.7	2010
Southwest Fwy., Houston, TX (Galleria)	—	56.0	2.0	—	10.0	4.6	—	66.0	6.6	14.8	2010
E. Ben White Blvd., Austin, TX (Austin 1)	—	11.9	0.2	—	10.7	0.6	—	22.6	0.8	4.3	2010
S. State Highway 121 Business Lewisville, TX (Lewisville)	—	46.2	2.2	—	29.8	7.4	—	76.0	9.6	18.5	2010
Marsh Lane Carrollton, TX	—	—	—	—	0.1	0.2	—	0.1	0.2	0.1	2010
Midway Rd., Carrollton, TX	—	1.8	—	—	0.2	0.3	—	2.0	0.3	1.8	2010
Frankford, Carrollton, TX	16.1	—	—	—	34.6	5.0	16.1	34.6	5.0	1.1	2012
Bryan St., Dallas, TX	—	0.1	—	—	—	—	—	0.1	—	0.1	2010
North Freeway, Houston, TX (Greenspoint)	—	—	—	—	1.3	0.4	—	1.3	0.4	0.6	2010
South Ellis Street Chandler, AZ (Phoenix)	15.0	—	—	—	38.7	6.8	15.0	38.7	6.8	0.3	2011
Westover Hills Blvd, San Antonio, TX (San Antonio)	4.6	3.0	—	—	27.8	4.7	4.6	30.8	4.7	1.0	2011
Metropolis Dr., Austin, TX (Austin 2)	—	—	—	—	22.7	0.6	—	22.7	0.6	1.8	2011
Kestral Way (London)	—	16.5	—	—	0.6	0.3	—	17.1	0.3	0.6	2011
Jurong East (Singapore)	—	9.0	—	—	0.7	0.1	—	9.7	0.1	1.2	2011

	$42.6	$244.5	$4.5	$2.0	$493.8	$47.9	$44.5	$722.5	$52.4	$176.7

(a)	The “Gross Carrying Amount” for this respective asset, reflects an impairment of $0.7 million recorded in 2012.
(b)	This lease expired in January 2012.
(c)	The “Gross Carrying Amount” for this respective asset, reflects an impairment of $13.3 million recorded in 2012.
(d)	The “Gross Carrying Amount” for this respective asset, reflects an impairment of $0.7 million recorded in 2012.
(e)	The “Gross Carrying Amount” for this respective asset, reflects an impairment of $2.4 million recorded in 2012.

The aggregate cost of the total properties for federal income tax purposes was $1,147.8 million at December 31, 2012.

Historical Cost and Accumulated Depreciation and Amortization

The following table reconciles the historical cost and accumulated depreciation for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
(dollars in millions)	2012	2011	2010
Property
Balance—beginning of period	$660.2	$498.4	$317.6
Disposals	(1.2)	(1.2)	(0.5)
Impairments	(17.1)	—	—
Additions (acquisitions and improvements)	241.7	163.0	181.3

Balance, end of period	$883.6	$660.2	$498.4

Accumulated Depreciation
Balance—beginning of period	$131.2	$94.7	$69.0
Disposals	(1.2)	(1.2)	(0.1)
Impairments	(5.3)	—	—
Additions (depreciation and amortization expense)	52.0	37.7	25.8

Balance, end of period	$176.7	$131.2	$94.7

The exhibits required by Item 601 of Regulation S-K are listed below:

Exhibit No.	Exhibit Description

3.1	Articles of Amendment and Restatement of CyrusOne Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed by the Registrant on January 25, 2013 (Registration No. 001-35789).)

3.2	Amended and Restated Bylaws of CyrusOne Inc. (Incorporated by reference to Exhibit 3.2 of Form 8-K, filed by the Registrant on January 25, 2013 (Registration No. 001-35789).)

3.3	Amended and Restated Agreement of Limited Partnership of CyrusOne LP. (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on January 25, 2013 (Registration No. 001-35789).)

4.1+	Registration Rights Agreement dated November 20, 2012, between CyrusOne LP, CyrusOne Finance Corp., the guarantors party thereto and Barclays Capital Inc., as representatives of the initial purchasers.

4.2	Registration Rights Agreement, dated January 24, 2013, by and among CyrusOne Inc., CyrusOne GP, CyrusOne LP and Data Center Investments Holdco LLC and Data Centers South Holdings LLC. (Incorporated by reference to Exhibit 1.2 of Form 8-K, filed by the Registrant on January 25, 2013 (Registration No. 001-35789).)

4.3	Indenture, dated as of November 20, 2012, by and among CyrusOne LP and CyrusOne Finance Corp., guarantors party thereto and Wells Fargo Bank, N.A., as trustee, relating to CyrusOne Inc.’s 6.375% Senior Notes due 2022. (Incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 26, 2012 (Registration No. 333-183132).)

4.4	Form of Certificate for Common Stock of CyrusOne Inc. (Incorporated by reference to Exhibit 4.1 of Amendment No. 5 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on December 12, 2012 (Registration No. 333-183132).)

10.1+	Contribution Agreement dated as of November 20, 2012, by and among CyrusOne LP, a Maryland limited partnership and Data Centers South, Inc., a Delaware Corporation

10.2+	Contribution Agreement dated as of November 20, 2012, by and among CyrusOne LP, a Maryland limited partnership and Data Center Investments Inc., a Delaware corporation.

10.3	Credit Agreement dated as of November 20, 2012, among CyrusOne Inc., a Maryland corporation, CyrusOne LP, a Maryland limited partnership, the Lenders party thereto and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 10.6 of Amendment No. 4 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 26, 2012 (Registration No. 333-183132).)

10.4	Form of Indemnification Agreement between CyrusOne Inc. and its directors and officers. (Incorporated by reference to Exhibit 10.5 of Amendment No. 5 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on December 12, 2012 (Registration No. 333-183132).)

10.5	CyrusOne 2012 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.7 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 16, 2012 (Registration No. 333-183132).)

10.6	Form of Director Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 of Form S-8, filed by the Registrant on January 24, 2013 (Registration No. 333-186186).)

10.7	Form of Executive Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 of Form S-8, filed by the Registrant on January 24, 2013 (Registration No. 333-186186).)

10.8	Form of Employee Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 of Form S-8, filed by the Registrant on January 24, 2013 (Registration No. 333-186186).)

Exhibit No.	Exhibit Description

10.9	CyrusOne 2013 Short Term Incentive Plan. (Incorporated by reference to Exhibit 10.8 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 16, 2012 (Registration No. 333-183132).)

10.10	Resignation Letter, dated as of January 23, 2013, by and between Cincinnati Bell Inc. and Gary J. Wojtaszek. (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789).)

10.11	Resignation Letter, dated as of January 23, 2013, by and between Cincinnati Bell Inc. and Kimberly H. Sheehy. (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789).)

10.12	Resignation Letter, dated as of January 23, 2013, by and between Cincinnati Bell Inc. and Michael L. Duckett. (Incorporated by reference to Exhibit 10.3 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789).)

10.13	Resignation Letter, dated as of January 23, 2013, by and between Cincinnati Bell Inc. and Kevin L. Timmons. (Incorporated by reference to Exhibit 10.4 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789).)

10.14	Employment Agreement, dated as of January 24, 2013, by and between CyrusOne LLC and Gary J. Wojtaszek. (Incorporated by reference to Exhibit 10.5 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789).)

10.15	Employment Agreement, dated as of January 24, 2013, by and between CyrusOne LLC and Kimberly H. Sheehy. (Incorporated by reference to Exhibit 10.6 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789).)

10.16	Employment Agreement, dated as of January 24, 2013, by and between CyrusOne LLC and Michael L. Duckett. (Incorporated by reference to Exhibit 10.7 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789).)

10.17	Employment Agreement, dated as of January 24, 2013, by and between CyrusOne LLC and Kevin L. Timmons. (Incorporated by reference to Exhibit 10.8 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789).)

10.18+	Employment Agreement, dated as of January 24, 2013, by and between CyrusOne LLC and Venkatesh S. Durvasula.

10.19+	Employment Agreement dated as of March 18, 2013, by and between CyrusOne LLC and Thomas W. Bosse.

14+	Code of Ethics for Senior Financial Officers as adopted Pursuant to Section 406

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Deloitte & Touche LLP.

24+	Powers of Attorney

31.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 28th day of March, 2013.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President, Chief Executive Officer, and Director

By:	/s/ Kimberly H. Sheehy
Kimberly H. Sheehy
Chief Financial Officer and Administrative Officer

By:	/s/ Patricia M. McBratney
Patricia M. McBratney
Vice President and Controller (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gary J. Wojtaszek	President, Chief Executive Officer	March 28, 2013
Gary J. Wojtaszek	and Director

John F. Cassidy*	Chairman of the Board of Directors	March 28, 2013
John F. Cassidy

William E. Sullivan*	Director	March 28, 2013
William E. Sullivan*

Roger T. Staubach*	Director	March 28, 2013
Roger T. Staubach

T. Tod Nielsen*	Director	March 28, 2013
T. Tod Nielsen

Alex Shumate*	Director	March 28, 2013
Alex Shumate

Melissa E. Hathaway*	Director	March 28, 2013
Melissa E. Hathaway

David H. Ferdman*	Director	March 28, 2013
David H. Ferdman

*By: /s/ Gary J. Wojtaszek
Gary J. Wojtaszek as attorney-in-fact and on his behalf as President, Chief Executive Officer, and Director