Form 10-Q
period 2013-03-31
CyrusOne Inc.
filed 2013-05-15
CIK 1553023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There were 22,122,238 shares of Common Stock outstanding as of April 30, 2013 with a par value of $0.01 per share.

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited)	3

Condensed Consolidated Statements of Operations for the period ended March 31, 2013 (January 24, 2013 to March 31, 2013), the period ended January 23, 2013 (January 1, 2013 to January 23, 2013) and the Three Months Ended March 31, 2012 (unaudited)	4

Condensed Consolidated Statement of Equity for the three months ended March 31, 2013 (unaudited)	5

Condensed Consolidated Statement of Cash Flows for the period ended March 31, 2013 (January 24, 2013 to March 31, 2013), the period ended January 23, 2013 (January 1, 2013 to January 23, 2013) and the Three Months Ended March 31, 2012 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	29

Item 3. Default Upon Senior Securities	29

Item 4. Mine Safety Disclosures	29

Item 5. Other Information	29

Item 6. Exhibits	30

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CyrusOne Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in millions, except share amounts)

	Successor	Predecessor
	As of March 31, 2013	As of December 31, 2012
Assets
Investment in real estate:
Land	$44.4	$44.5
Buildings and improvements	740.7	722.5
Equipment	68.7	52.4
Construction in progress	92.6	64.2

Subtotal	946.4	883.6
Accumulated depreciation	(192.1)	(176.7)

Net investment in real estate	754.3	706.9
Cash and cash equivalents	328.6	16.5
Rent and other receivables, net of allowance for doubtful accounts of $0.3 as of March 31, 2013 and December 31, 2012	30.0	33.2
Restricted cash	2.6	6.3
Goodwill	276.2	276.2
Intangible assets, net of accumulated amortization of $42.5 and $38.2 as of March 31, 2013 and December 31, 2012	98.4	102.6
Due from affiliates	23.2	2.2
Other assets	60.7	67.0

Total assets	$1,574.0	$1,210.9

Liabilities and Equity
Accounts payable and accrued expenses	$60.3	$29.5
Deferred revenue	51.7	52.8
Due to affiliates	8.2	2.9
Capital lease obligations	31.0	32.2
Long-term debt	525.0	525.0
Other financing arrangements	62.9	60.8
Other liabilities	18.4	7.6

Total liabilities	757.5	710.8

Commitments and contingencies

Equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 21,871,673 shares issued and outstanding at March 31, 2013	0.2	—
Common stock, $.01 par value, 1,000 shares authorized and 100 shares issued and outstanding at December 31, 2012	—
Additional paid in capital	335.7	7.1
Accumulated deficit	(3.9)	—
Partnership capital	—	493.0

Total shareholders’ equity/Parent’s net investments	332.0	500.1
Noncontrolling interest	484.5	—

Total Equity	816.5	500.1

Total liabilities and equity	$1,574.0	$1,210.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in millions except per share data)

	Successor	Predecessor	Predecessor
	January 24, 2013 to March 31, 2013	January 1, 2013 to January 23, 2013	Three Months Ended, March 31, 2012
Revenue	$45.0	$15.1	$ 52.1
Costs and expenses:
Property operating expenses	15.3	4.8	17.3
Sales and marketing	2.1	0.7	1.8
General and administrative	5.4	1.5	4.5
Transaction-related compensation	—	20.0	—
Depreciation and amortization	16.4	5.3	16.4
Transaction costs	—	0.1	—
Management fees charged by CBI	—	—	0.7
Loss on sale of receivables to an affiliate	—	—	1.2

Total costs and expenses	39.2	32.4	41.9

Operating income (loss)	5.8	(17.3)	10.2
Interest expense	8.4	2.5	10.3

Loss before income taxes	(2.6)	(19.8)	(0.1)
Income tax expense	0.2	0.4	0.6

Net loss	(2.8)	(20.2)	(0.7)
Noncontrolling interest in net loss	(1.9)	—	—

Net loss attributed to common stockholders	$(0.9)	$—	$ —

Basic weighted average common shares outstanding	20.9	—	—
Diluted weighted average common shares outstanding	20.9	—	—
Loss per share - basic	$(0.05)	—	—
Loss per share - diluted	$(0.05)	—	—
Dividend declared per share	$0.16	—	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in millions)

			Additional Paid In Capital	Accumulated Deficit	Partnership capital	Total Shareholder’s Equity/ Parent’s Net Investment	Non Controlling Interest	Total Equity
	Common Stock Issued
	Shares	Amount
Balance December 31, 2012	—	—	$7.1	$—	$493.0	$500.1	$—	$500.1
Net loss – January 1, 2013 to January 23, 2013	—	—	—	—	(20.2)	(20.2)	—	(20.2)
Other Contributions from Parent	—	—	—	—	1.3	1.3	—	1.3
Contributions from Parent – Transaction compensation expense reimbursement	—	—	—	—	19.6	19.6	—	19.6
Noncontrolling interest effective January 24, 2013	—	—	(7.1)	—	(493.7)	(500.8)	500.8	—
Common stock issued	19.0	0.2	336.9	—	—	337.1	—	337.1
Common stock issued to CBI in exchange for operating partnership units	1.5	—		—	—	—	—	—
Common stock issued to CBI in exchange for settlement of IPO costs paid by CBI	0.4	—	7.1	—	—	7.1	(7.1)	—
IPO costs	—	—	(9.5)	—	—	(9.5)	—	(9.5)
Restricted shares issued	1.0	—	—	—	—	—	—	—
Net Loss – January 24, 2013 to March 31, 2013	—	—	—	(2.8)	—	(2.8)	—	(2.8)
Noncontrolling interest allocated net loss	—	—	—	1.9	—	1.9	(1.9)	—
Restricted stock compensation	—	—	1.2	—	—	1.2	—	1.2
Dividends declared, $0.16 per share	—			(3.0)	—	(3.0)	(7.3)	(10.3)

Balance at March 31, 2013	21.9	0.2	$335.7	$(3.9)	$—	$332.0	$484.5	$816.5

The accompanying notes are an integral part of the condensed consolidated financial statements

CyrusOne Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in millions)

	Successor	Predecessor	Predecessor
	January 24, 2013 to March 31, 2013	January 1, 2013 to January 23, 2013	Three Months Ended, March 31, 2012
Net cash provided by operating activities	$22.9	$2.0	$ 12.5

Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	(18.2)	—	(23.4)
Capital expenditures – other development	(26.7)	(7.7)	(29.4)
Release of restricted cash	1.8	1.9	—

Net cash used in investing activities	(43.1)	(5.8)	(52.8)

Cash flows from financing activities:
Issuance of common stock	360.5	—	—
IPO costs	(23.4)	—	—
Borrowings from affiliates, net	—	—	44.0
Payments on capital lease obligations	(0.6)	(0.6)	(1.6)
Contributions (distributions) from (to) parent, net	—	0.2	(0.4)
Other, net	—	—	(0.4)

Net cash provided by financing activities	336.5	(0.4)	41.6

Net increase (decrease) in cash and cash equivalents	316.3	(4.2)	1.3
Cash and cash equivalents at beginning of period	12.3	16.5	0.6

Cash and cash equivalents at end of period	$328.6	$12.3	$1.9

Supplemental disclosures
Cash paid for interest	$1.8	$0.3	$10.4
Acquisition of property on account	18.9	15.7	0.3
Contribution receivable from Parent related to transaction-related compensation	—	19.6	—
Dividends payable	10.3	—	—
Deferred IPO costs	—	1.7	—
Deferred IPO costs reclassified to additional paid in capital	9.5	—	—

The accompanying notes are an integral part of the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

CyrusOne Inc., together with CyrusOne GP, wholly-owned by CyrusOne Inc., through which it holds a controlling interest in CyrusOne LP (the “Operating Partnership”) and the subsidiaries of the Operating Partnership (collectively, “CyrusOne”, “we”, “us”, “our”, and the “Company”) and is an owner, operator and developer of enterprise-class, carrier neutral data centers. Our customers operate in a number of industries, including energy, oil and gas, mining, medical, technology, finance and consumer goods and services. We currently operate 24 data centers located in the United States, United Kingdom and Singapore.

CyrusOne’s operations are primarily conducted through the Operating Partnership. CyrusOne intends to elect the status of and qualify as a REIT under the Internal Revenue Code of 1986 (“the Code”), as amended, for the taxable year ended December 31, 2013.

2.	Formation

Prior to November 20, 2012, the Company was a wholly-owned subsidiary of Cincinnati Bell Inc. (“CBI”). In anticipation of the initial public offering of CyrusOne Inc., CBI created CyrusOne Inc., CyrusOne GP and the Operating Partnership as legal entities and wholly-owned subsidiaries of CBI.

On November 20, 2012, the Operating Partnership received a contribution of interests in real estate properties and the assumption of debt and other specified liabilities from CBI in exchange for the issuance of 123,688,687 operating partnership units to CBI.

On January 24, 2013, CyrusOne Inc. completed its initial public offering (“IPO”) of common stock, issuing approximately 19.0 million shares for $337.1 million, net of underwriter’s discount. At which time the Operating Partnership executed a 2.8 to 1.0 reverse unit split, resulting in CBI owning 44.1 million Operating Partnership units. In addition, CBI exchanged approximately 1.5 million of its Operating Partnership’s units for 1.5 million shares of CyrusOne Inc. common stock, and CBI was issued 0.4 million shares of CyrusOne Inc. common stock in repayment for transaction costs paid by CBI. CyrusOne Inc. also issued approximately 1.0 million of restricted stock to its directors and employees. In addition, CyrusOne LP issued operating partnership units equal to the number of CyrusOne Inc. shares of 21.9 million. As of January 24, 2013 the total number of outstanding partnership units was 64.5 million.

On January 24, 2013, CyrusOne Inc., together with CyrusOne GP, purchased approximately 21.9 million or 33.9% of the Operating Partnership’s units for $337.1 million and through CyrusOne GP assumed the controlling interest in the Operating Partnership. CBI retained a non-controlling interest in the Operating Partnership of 66.1%.

3.	Basis of Presentation

The accompanying condensed consolidated financial statements as of December 31, 2012 and for the periods ended January 23, 2013 and March 31, 2012, were prepared using CBI’s historical basis in the assets and liabilities of its data center business. The condensed consolidated financial statements include all revenues, costs, assets and liabilities directly attributable to the data center business. In addition, certain expenses reflected in the consolidated financial statements include allocations of corporate expenses from CBI, which in the opinion of management are reasonable (see further discussion at Note 12). Such condensed consolidated financial statements do not fully reflect what CyrusOne’s financial position, results of operations and cash flows would have been had CyrusOne been a stand-alone company during these respective periods. As a result, historical financial information is not necessarily indicative of CyrusOne’s future results of operations, financial position and cash flows. The financial statements for the period prior to the effective date of the IPO, January 24, 2013, are deemed to be the financial statements of the “Predecessor” company and the periods subsequent to January 24, 2013 are deemed to be the financial statements of the “Successor” company. The financial statements for the Predecessor periods are considered combined and the financial statements for the Successor periods are considered consolidated.

In addition, the accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on March 29, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

It should also be noted that the results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of March 31, 2013 and December 31, 2012 and our results of operations and our cash flows for the periods ended March 31, 2013 (January 24, 2013 to March 31, 2013), January 23, 2013 (January 1, 2013 to January 23, 2013) and March 31, 2012. These adjustments are of a normal recurring nature.

4.	Significant Accounting Policies

Use of Estimates—Preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates and assumptions are based on management’s knowledge of current events and actions that we may undertake in the future. Estimates are used in determining the fair value of leased real estate, the useful lives of real estate and other long-lived assets, future cash flows associated with goodwill and other long-lived asset impairment testing, deferred tax assets and liabilities and loss contingencies. Estimates were also utilized in the determination of historical allocations of shared employees’ payroll, benefits and incentives and management fees. Actual results may differ from these estimates and assumptions.

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

When we are involved in the construction of structural improvements to leased property, we are deemed the accounting owner of the leased real estate. In these instances, we bear substantially all the construction period risk, including managing or funding construction. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations. At inception, the fair value of the real estate, which generally consists of a building shell, and our associated obligation is recorded as construction in progress. As construction progresses, the value of the asset and obligation increases by the fair value of the structural improvements. When construction is complete, the asset is placed in service and depreciation commences. Leased real estate is depreciated to the lesser of (i) its estimated fair value at the end of the term or (ii) the expected amount of the unamortized obligation at the end of the term. The associated obligation is presented as other financing arrangements in the accompanying condensed consolidated balance sheets.

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

Cash and Cash Equivalents—Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Restricted Cash—Restricted cash consists of funds held in escrow to fund construction.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business acquisitions. We perform impairment testing of goodwill, at the reporting unit level, on an annual basis or more frequently if indicators of potential impairment exist. The fair value of our reporting unit was determined using a combination of market-based valuation multiples for comparable businesses and discounted cash flow analysis based on internal financial forecasts incorporating market participant assumptions. There were no impairments recognized for any of the periods presented.

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

Management reviews the carrying value of long-lived assets, including intangible assets with definite lives, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Examples of such indicators may include a significant adverse change in the extent to which or manner in which the property is being used, an accumulation of costs significantly in excess of the amount originally expected for acquisition or development, or a history of operating or cash flow losses. When such indicators exist, we review an estimate of the undiscounted future cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition and compare such amount to its carrying amount. We consider factors such as future operating income, leasing demand, competition and other factors. If our undiscounted net cash flows indicate that we are unable to recover the carrying value of the asset, an impairment loss is recognized. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value. There were no impairments recognized for any of the periods presented.

Deferred Costs – Deferred costs include both deferred leasing costs and deferred financing costs. Sales commissions incurred at the commencement of a new lease are capitalized and amortized over the term of the customer lease. Amortization of deferred leasing costs is presented with depreciation and amortization in the accompanying condensed consolidated statements of operations. If a lease terminates prior to the expected life of the customer relationship, the remaining unamortized cost is written off to amortization expense.

Deferred financing costs include costs incurred in connection with issuance of debt and the revolving credit facility. These financing costs are capitalized and amortized over the term of the debt or revolving credit facility and are included as a component of interest expense.

Other Financing Arrangements—Other financing arrangements represent leases of real estate where we are involved in the construction of structural improvements to develop buildings into data centers. When we bear substantially all the construction period risk, such as managing or funding construction, we are deemed to be the accounting owner of the leased property and, at the lease inception date, we are required to record at fair value the property and associated liability on our condensed consolidated balance sheet. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations.

Revenue Recognition—Colocation rentals are generally billed monthly in advance, and some contracts have escalating payments over the term of the contract. If rents escalate without the lessee gaining access to or control over additional leased space or power, and the lessee takes possession of, or controls the physical use of the property (including all contractually committed power) at the beginning of the lease term, the rental payments by the lessee are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional leased space or power, revenue is recognized in proportion to the additional space or power in the years that the lessee has control over the use of the additional space or power. The excess of revenue recognized over amounts contractually due is recognized in other assets in the accompanying condensed consolidated balance sheets.

Some of our leases are structured on a full-service gross basis in which the customer pays a fixed amount for both colocation rental and power. Other leases provide that the customer will be billed for power based upon actual usage which is separately metered. In both cases, this revenue is presented on a gross basis in the accompanying condensed consolidated statements of operations. Power is generally billed one month in arrears, and an estimate of this revenue is accrued in the month that the associated costs are incurred. We generally are not entitled to reimbursements for real estate taxes, insurance or other operating expenses.

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

General and Administrative Expense—General and administrative expense is comprised of salaries and benefits of senior employees and support functions, such as legal and consulting.

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

Amortization expense is recognized over the estimated useful lives of finite-lived intangibles. An accelerated method of amortization is utilized to amortize our customer relationship intangible, consistent with the benefit expected to be derived from this asset. We amortize trademarks, favorable leasehold interests, deferred leasing costs and deferred sales commissions, over their estimated useful lives. The estimated useful life of trademarks and customer relationships is eight to 15 years. In addition, we have a favorable leasehold interest related to a land lease that is being amortized over the remaining lease term of 56 years.

Transaction-related compensation – During the period ended January 23, 2013, the Company received an allocated compensation charge from CBI of $20.0 million for the settlement of its long-term incentive plan associated with the completion of the IPO. The amount was determined by CBI and allocated to CyrusOne Inc. on January 23, 2013 and reflected as expense and contributed capital in the respective period.

Transaction Costs—Transaction costs represent legal, accounting and professional fees incurred in connection with the formation transactions, our qualification as a REIT and completed and potential business combinations. Transaction costs are expensed as incurred.

Income Taxes—The Company was included in CBI’s consolidated tax returns in various jurisdictions for all Predecessor periods. In the accompanying financial statements, the Predecessor periods reflect income taxes as if the Company was a separate stand-alone company. The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods.

CyrusOne Inc. will elect to be taxed as a REIT under the Code, as amended, commencing with our taxable year ended December 31, 2013. Provided we qualify for taxation as a REIT and continue to meet the various qualification tests mandated under the Code, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our stockholders. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to federal income tax at regular corporate rates and any applicable alternative minimum tax.

While the REIT and Operating Partnership do not pay federal income taxes, we are still subject to foreign, state and local income taxes in the locations in which it conducts business. Our taxable REIT subsidiaries (“TRS”) are also subject to federal and state income taxes to the extent there is taxable income.

Deferred income taxes are recognized in certain entities. Deferred income taxes are provided for temporary differences in the bases between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred income tax assets depends upon on our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards.

We have no liabilities for uncertain tax positions as of March 31, 2013. The earliest tax year for which we are subject to examination is 2010.

Foreign Currency Translation and Transactions—The financial position of foreign subsidiaries is translated at the exchange rates in effect at the end of the period, while revenues and expenses are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as components of accumulated other comprehensive income (loss). Gains and losses from translation and foreign currency transactions were immaterial for all periods presented.

Comprehensive Income (Loss)—Comprehensive income (loss) represents the change in net assets of a company from transactions and other events from non-owner sources. Comprehensive income (loss) equaled our net income (loss) for all periods presented.

Stock-Based Compensation—For all the Predecessor periods presented, some of our employees participated in CBI’s stock-based compensation plans. CBI values all share-based payments to employees at fair value on the date of grant and expenses this amount over the applicable vesting period. The fair value of stock options and stock appreciation rights was determined using the Black-Scholes option-pricing model using assumptions such as volatility, risk-free interest rate, holding period and expected dividends. The fair value of stock awards was based upon the closing market price of CBI’s common stock on the date of grant. For all share-based awards, a forfeiture rate is estimated based upon historical forfeiture patterns. The forfeiture rate reduces the total fair value of the awards that was recognized as compensation expense. For graded vesting awards, CBI’s policy is to recognize compensation expense on a straight-line basis over the vesting period. Certain employees have been granted awards, which are indexed to the change in CBI’s common stock price, which were cash settled. The accompanying condensed consolidated financial statements include an allocation of stock-based compensation costs for awards granted to our employees. Upon completion of our IPO and as follows, all benefits were either accelerated vested or terminated and settled by CBI with each respective employee.

In conjunction with the IPO, our Board of Directors adopted the 2012 Long-Term Incentive Plan (“LTIP Plan”). See further discussion in Note 10.

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

Earnings per share—For all periods subsequent to January 23, 2013, we will present Earnings Per Share (“EPS”) data. Basic EPS include only the weighted average number of common shares outstanding during the period. Diluted EPS includes the weighted average number of common shares and the dilutive effect of stock options, restricted stock and share unit awards and convertible subordinated notes outstanding during the period, when such instruments are dilutive.

All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are treated as participating in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted EPS must be applied.

5.	Investment in Real Estate

A schedule of our gross investment in real estate follows:

	Successor			Predecessor
	March 31, 2013			December 31, 2012
	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment
West Seventh St., Cincinnati, OH (7th Street)	0.9	108.7	0.8	0.9	108.7	0.8
Parkway Dr., Mason, OH (Mason)	—	20.2	0.5	—	20.2	0.4
Industrial Rd., Florence, KY (Florence)	—	47.2	1.4	—	46.8	0.5
Goldcoast Dr., Cincinnati, OH (Goldcoast)	0.6	6.7	—	0.6	6.7	—
Knightsbridge Dr., Hamilton, OH (Hamilton)	—	49.2	3.8	—	49.9	2.1
E. Monroe St., South Bend, IN (Monroe St.)	—	2.5	—	—	3.2	—
Springer St., Lombard, IL (Lombard)	—	2.6	—	—	2.6	—
Crescent Circle, South Bend, IN (Blackthorn)	—	3.3	0.1	—	3.3	0.1
Kingsview Dr., Lebanon, OH (Lebanon)	4.0	71.0	1.2	4.0	71.0	1.1
McAuley Place, Blue Ash, OH (Blue Ash)	—	0.6	—	—	0.6	—
Westway Park Blvd., Houston, TX (Houston West)	1.4	88.3	13.3	3.3	87.8	12.0
Westway Park Blvd., Houston, TX (Houston West 2)	2.0	—	—	—	—	—
Southwest Fwy., Houston, TX (Galleria)	—	66.4	6.7	—	66.0	6.6
E. Ben White Blvd., Austin, TX (Austin 1)	—	22.5	0.8	—	22.6	0.8
S. State Highway 121 Business Lewisville, TX (Lewisville)	—	75.9	17.8	—	76.0	9.6
Marsh Lane Carrollton, TX	—	0.1	0.2	—	0.1	0.2
Midway Rd., Carrollton, TX	—	2.0	0.3	—	2.0	0.3
Frankford Carrollton, TX	16.1	37.2	7.8	16.1	34.6	5.0
Bryan St., Dallas, TX	—	0.1	0.1	—	0.1	—
North Freeway, Houston, TX (Greenspoint)	—	1.3	0.4	—	1.3	0.4
South Ellis Street Chandler, AZ (Phoenix)	14.8	39.5	7.0	15.0	38.7	6.8
Westover Hills Blvd, San Antonio, TX (San Antonio)	4.6	31.0	5.2	4.6	30.8	4.7
Metropolis Dr., Austin, TX (Austin 2)	—	22.7	0.8	—	22.7	0.6
Kestral Way (London)	—	32.1	0.4	—	17.1	0.3
Jurong East (Singapore)	—	9.6	0.1	—	9.7	0.1

Total	$44.4	$740.7	$68.7	$44.5	$722.5	$52.4

Construction in progress was $92.6 million and $64.2 million as of March 31, 2013 and December 31, 2012, respectively. We continue to have higher amounts of construction in progress as we continue to build data center facilities.

In March 2013, we purchased a 33 acre parcel of land in the Houston West metro area adjacent to our existing Houston facilities for $18.2 million. The purchase price of $18.2 million was all allocated to land. We plan to develop this land in the future into data center space.

6.	Debt and Other Financing Arrangements

The Company’s debt consists of the following:

	Successor	Predecessor
(dollars in millions)	March 31, 2013	December 31, 2012
Revolving credit agreement	$—	$—
Capital lease obligations	31.0	32.2
6 3/8% Senior Notes due 2022	525.0	525.0
Other financing arrangements	62.9	60.8

Total	$618.9	$618.0

Revolving credit agreement—As of March 31, 2013 and December 31, 2012, we had no outstanding borrowings on our revolving credit agreement, leaving $225 million available for borrowings with a sublimit of $50 million for letters of credit and a $30 million sublimit for swing line loans. The revolving credit agreement has a maturity date of November 20, 2017.

Borrowings under the revolving credit agreement will be used for working capital, capital expenditures and other general corporate purposes of CyrusOne LLC, the operating subsidiary of CyrusOne LP, the borrower and the other subsidiaries of CyrusOne, including for acquisitions, dividends and other distributions permitted thereunder. Letters of credit will be used for general corporate purposes.

All obligations under the revolving credit agreement are unconditionally guaranteed by CyrusOne Inc., CyrusOne GP and each the CyrusOne LP’s existing and future domestic wholly-owned subsidiaries, subject to certain exceptions. All obligations under the revolving credit agreement, and the guarantees of those obligations, are secured by substantially all of our assets, subject to certain exceptions.

The revolving credit agreement bears interest, at our option, at a rate equal to an applicable margin over either a base rate or a LIBOR rate. The applicable margin is 2.5% for base rate loans and 3.5% for LIBOR loans. Interest with respect to base rate loans are payable quarterly in arrears on the last business day of each calendar quarter.

The revolving credit agreement, subject to certain exceptions contains customary affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur additional indebtedness, create liens, make certain investments, make certain dividends and related distributions, prepay certain debt, engage in affiliate transactions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions, amend the organizational documents and dispose of assets or subsidiaries. In addition, the revolving credit agreement requires us to maintain a certain secured net leverage ratio, ratio of earnings before interest taxes depreciation and amortization (“EBITDA”) to fixed charges and ratio of total indebtedness to gross asset value, in each case on a consolidated basis. Notwithstanding the limitations set forth above, we will be permitted, subject to the terms and conditions of the revolving credit agreement, to distribute to our shareholders cash dividends in an amount not to exceed 95% of our adjusted funds from operations (“AFFO”) for any period.

The revolving credit agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, nonpayment of principal or interest, failure to perform or observe covenants, breaches of representations and warranties, cross-defaults with certain other indebtedness, certain bankruptcy-related events or proceedings, final monetary judgments or orders, ERISA defaults, certain change of control events and loss of REIT status following a REIT election by us.

We pay commitment fees for the unused amount of borrowings on the revolving credit agreement and letter of credit fees on any outstanding letters of credit. The commitment fees are equal to 0.50% of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. Commitment fees related to the revolving credit agreement were immaterial for all periods presented.

Capital lease obligations—We use leasing as a source of financing for certain of our data center facilities and related equipment. We currently operate six data center facilities recognized as capital leases. We have options to extend the initial lease term on all these leases and options to purchase the facility for one of these leases. Interest expense on capital lease obligations was $1.5 million, $0.3 million, and $1.8 million for the periods ended March 31, 2013, January 23, 2013, and March 31, 2012, respectively.

6 3/8% Senior Notes due 2022—On November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. (the “Issuers”) issued $525 million of 6 3/8% Senior Notes due 2022 (“Senior Notes”). The Senior Notes are senior unsecured obligations of the Issuers, which rank equally in right of payment with all existing and future unsecured senior debt of the Issuers. The Senior Notes are effectively subordinated to all existing and future secured indebtedness of the Issuers to the extent of the value of the assets securing such indebtedness. The Senior Notes are guaranteed on a joint and several basis by CyrusOne Inc., CyrusOne GP, and each of CyrusOne LP’s existing and future domestic wholly-owned subsidiaries, subject to certain exceptions. Each such guarantee is a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior debt of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness. The Senior Notes are structurally subordinated to all liabilities (including trade payables) of each subsidiary of the Issuers that does not guarantee the Senior Notes. The Senior Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2013, to persons who are registered holders of the Senior Notes on the immediately preceding May 1 and November 1, respectively. Interest expense on the Senior Notes was $6.3 million and $2.1 million for the periods ended March 31, 2013, and January 23, 2013. There was no such expense for the period ended March 31, 2012.

The indenture governing the Senior Notes limits the ability of CyrusOne LP and its restricted subsidiaries to incur indebtedness, encumber their assets, enter into sale and leaseback transactions, make restricted payments, enter into mergers, create dividend restrictions and other payment restrictions that affect CyrusOne LP’s restricted subsidiaries, permit restricted subsidiaries to guarantee certain indebtedness, enter into transactions with affiliates, sell assets and engage in certain business activities, in each case subject to certain qualifications set forth in the indenture.

The Senior Notes will mature on November 15, 2022. However, prior to November 15, 2017, the Issuers may, at their option, redeem some or all of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes, together with accrued and unpaid interest, if any, plus a “make-whole” premium. On or after November 15, 2017, the Issuers may, at their option, redeem some or all of the 6 3/8% Senior Notes at any time at declining redemption prices equal to (i) 103.188% beginning on November 15, 2017, (ii) 102.125% beginning on November 15, 2018, (iii) 101.063% beginning on November 15, 2019 and (iv) 100.000% beginning on November 15, 2020 and thereafter, plus, in each case, accrued and unpaid interest, if any, to the applicable redemption date. In addition, before November 15, 2015, and subject to certain conditions, the Issuers may, at their option, redeem up to 35% of the aggregate principal amount of the Senior Notes with the net proceeds of certain equity offerings at 106.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that (i) at least 65% of the aggregate principal amount of the Senior Notes remains outstanding and (ii) the redemption occurs within 90 days of the closing of any such equity offering.

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

Deferred financing costs—Deferred financing costs are costs incurred in connection with obtaining long-term financing. We incurred deferred financing costs in connection with the issuance of the Senior Notes. Total deferred financing costs as of March 31, 2013 were $16.5 million. Deferred financing costs are amortized over the term of the related indebtedness. Amortization of deferred financing costs, included in interest expense in the statements of operations, totaled $0.5 million and $0.1 million for the periods ended March 31, 2013 and January 23, 2013, respectively, with no such costs incurred during the period ended March 31, 2012.

Debt covenants

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

The revolving credit agreement requires us to maintain a certain secured net leverage ratio, ratio of EBITDA to fixed charges and ratio of total indebtedness to gross asset value, in each case on a consolidated basis. Notwithstanding these limitations, we will be permitted, subject to the terms and conditions of the revolving credit agreement, to distribute to our shareholders cash dividends in an amount not to exceed 95% of our AFFO for any period. Similarly, our indenture permits dividends and distributions necessary for us to maintain our status as a real estate investment trust.

The Company’s most restrictive covenants are generally included in its revolving credit agreement. In order to continue to have access to the amounts available to it under the revolving credit agreement, the Company must remain in compliance with all covenants.

As of March 31, 2013, the Company was in compliance with all covenants.

7.	Fair Value of Financial Instruments

The fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these instruments. The carrying value and fair value of other financial instruments are as follows:

	Successor		Predecessor
	March 31, 2013		December 31, 2012
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
6 3/8% Senior Notes due 2022	$525.0	$549.9	$525.0	$547.3
Other financing arrangements	62.9	68.5	60.8	69.5

The fair value of our Senior Notes was estimated based on the estimated fair value of these notes at March 31, 2013 and December 31, 2012 which is considered level two of the fair value hierarchy. The estimated fair value of our Senior Notes is based on our external debt rating and estimated interest rate for similar instruments. The fair value of other financing arrangements at March 31, 2013 and December 31, 2012 was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration. These fair value measurements are considered Level 3 of the fair value hierarchy.

8.	Noncontrolling Interest

As part of the IPO, CyrusOne Inc. together with CyrusOne GP, purchased 21.9 million (or 33.9%) of the outstanding partnership units of CyrusOne LP and CBI retained a 66.1% ownership or 42.6 million Operating Partnership units in CyrusOne LP. These operating partnership units can all be exchangeable into our common stock on a one-for-one basis. We have evaluated whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of these Operating Partnership units. Based on the results of this analysis, we concluded that these convertible Operating Partnership units met the criteria to be classified within equity at March 31, 2013.

For each share of common stock issued by us, the Operating Partnership issues an equivalent Operating Partnership unit to the Company. The redemption value of the noncontrolling interests at March 31, 2013, was approximately $973 million based on the closing price of our stock of $22.84 on March 28, 2013, the last trading day of the quarter ended March 31, 2013.

9.	Shareholders’ Equity

On March 20, 2013, we declared a regular cash dividend for the quarter ended March 31, 2013, of $0.16 per common share payable to shareholders of record as of March 29, 2013. In addition, holders of Operating Partnership units also received a distribution of $0.16 per unit. The dividend and distribution were paid on April 15, 2013.

10.	Equity Incentive Plan

In conjunction with the IPO, our Board of Directors adopted the 2012 LTIP Plan. The LTIP Plan is administered by the Board of Directors, or the plan administrator. Awards issuable under the LTIP Plan include common stock, restricted stock, stock options and other incentive awards. We have reserved a total of 4 million shares of our common stock for issuance pursuant to the LTIP Plan, which may be adjusted for changes in our capitalization and certain corporate transactions. To the extent that an award expires, terminates or lapses, or an award is settled in cash without the delivery of shares of common stock to the participant, then any unexercised shares subject to the award will be available for future grant or sale under the LTIP Plan. Shares of restricted stock which are forfeited or repurchased by us pursuant to the LTIP Plan may again be optioned, granted or awarded under the LTIP Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP Plan.

Restricted Shares

The Company issued approximately 1 million restricted shares to its employees, officers and board of director members in conjunction with the IPO. These restricted shares will generally vest over three years with a per share price of $19 and have been issued in the form of common stock. These restricted shares also earn non-forfeitable dividends throughout the vesting period.

We recognized compensation expense of approximately $1.2 million for the period ended March 31, 2013. In addition, we had unrecognized compensation of approximately $17.9 million as of March 31, 2013.

11.	Earnings (Loss) per Share

Basic loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. In addition, net income applicable to participating securities and the related participating securities are excluded from the computation of basic loss per share.

Diluted loss per share is calculated using the weighted average number of shares of common stock outstanding during the period, including restricted stock outstanding. If there is net income during the period, the dilutive impact of common stock equivalents outstanding would also be reflected.

The following tables reflect a reconciliation of the shares used in the basic and diluted net income (loss) per share computation for the period ended March 31, 2013:

	Period Ended March 31, 2013
(dollars in millions, except per share amount)	Basic	Diluted
Numerator:
Net loss applicable to CyrusOne Inc.	$(2.8)	$(2.8)
Net loss allocated to participating share-based awards	1.8	1.8

Net loss applicable to common shareholders	$(1.0)	$(1.0)

Denominator:
Weighted average common outstanding - basic	20.9	20.9

Time-based restricted stock(1)	—	—
Convertible securities(1)	—	—
Weighted average shares outstanding- Diluted	—	20.9

EPS:
Net loss per share- Basic		$(0.05)

Effect of dilutive shares		—

Net loss per share- Diluted		$(0.05)

(1)	We have excluded 0.2 million of restricted stock and 42.6 million of Operating Partnership units, convertible securities, from our diluted earnings per share as of March 31, 2013. These amounts were deemed anti-dilutive.

12.	Related Party Transactions

Prior to November 20, 2012, CyrusOne Inc., CyrusOne GP, CyrusOne LP and its subsidiaries were not separate legal entities and were operated by CBI during the periods presented. As discussed in Note 1, the condensed consolidated financial statements have been prepared from the records maintained by CBI and may not necessarily be indicative of the conditions that would have existed or the results of operations that would have occurred if the business had been operated as an unaffiliated company. The condensed consolidated financial statements reflect the following transactions with CBI and its affiliated entities, including Cincinnati Bell Telephone (“CBT”) and Cincinnati Bell Technology Solutions (“CBTS”).

Revenues— In November 2012, we entered into separate data center colocation agreements with CBT and CBTS whereby we will continue to lease colocation space to each of them at certain of our data centers. The data center colocation agreement with CBT provides for CBT’s lease of data center space, power and cooling in certain of our data centers for a period of five years at an aggregate rate of $3.8 million per year. CyrusOne leases space in its data centers to CBT and CBTS. Revenue recognized from these arrangements was $1.0 million for the period ended March 31, 2013, $0.3 million for the period ended January 23, 2013, and $0.5 million for the three months ended March 31, 2012. Our data center colocation agreement with CBTS provides for CBTS’s lease of data center space, power and cooling at certain data center facilities for a period of five years at an aggregate rate of $1.6 million per year. Both agreements are renewable for an additional five-year term at market rates.

CBT occupies space in our 229 West Seventh Street facility that is utilized in its network operations. In November 2012, in connection with our purchase of this property, we entered into an agreement to lease this space to CBT for a period of five years, with three renewal options of five years each, at an initial annual base rent of approximately $0.1 million, plus a proportionate share of building operating costs. Commencing on January 1, 2014, and on January 1 of each year thereafter, such base rent shall increase by 1% of the previous year’s base rent. Revenue earned from this lease was less than $0.1 million for all periods presented.

In November 2012, we entered into agreements to lease office space to CBT at our Goldcoast Drive (Goldcoast) data center facility and to CBTS at our Parkway (Mason) data center facility. The aggregate annual base rent for these spaces will be approximately $0.3 million per year. The terms of these agreements are five years each. Both agreements contain three five-year renewal options at market rates. Revenue earned from these leases was less than $0.1 million for the period ended March 31, 2013 and for period ended January 23, 2013. There were no such amounts for the period ended March 31, 2012.

In January 2012, we entered into a transition services agreement to provide CBTS with network interface services. Revenue recognized for these services was less than $0.2 million for the period ended March 31, 2013, $0.1 million for period ended January 23, 2013, and $0.1 million for the quarter ended March 31, 2012. In November 2012, we entered into a new transition services agreement with CBTS where we will continue to provide them with network interface services. The annual fee to be paid by CBTS for these services is approximately $0.5 million, which may decline in future periods as CBTS migrates its network interfaces onto an independent architected and managed CBTS network. These services will be provided on a month-to-month basis, until such time the services in question have been fully transitioned, which we expect may be as long as 24 months.

As of March 31, 2013, CBTS continues to be the named lessor for two data center leases. Revenues associated with these leases were $2.7 million for the period ended March 31, 2013, $0.9 million for the period ended January 23, 2013, and $3.3 million for the quarter ended March 31, 2012. In 2012, we entered into an agreement with CBTS whereby we perform all obligations of CBTS under the lease agreements. CBTS confers the benefits received under such lease agreements to us and CBTS is granted sufficient usage rights in each of our data centers so that it remains as lessor under each such lease agreement. In addition, CBTS will continue to perform billing and collections on these accounts.

Property Operating Expenses—In January 2012, we entered into a transition services agreement with CBTS; whereby, CBTS provided us with network support, services calls, monitoring and management, storage and backup and IT systems support. In November 2012, we entered into new services agreements with CBT and CBTS. Under the CBTS services agreement, CBTS has agreed to provide us with certain managed storage and backup services. These services will be provided on a month-to-month basis, and charges will be based on the variable amount of gigabytes managed by CBTS each month. CBTS will charge us a rate of $0.56 per gigabyte, and the annual fee to be paid by us for these services is approximately $0.2 million. We expect that services under this agreement may extend for as long as 36 months. Expense recognized for these services was less than $0.1 million for the period ended March 31, 2013 and for period ended January 23, 2013 and were $0.4 million for the quarter ended March 31, 2012.

Under the CBT services agreement, CBT provides us with connectivity services for a period of five years related to several of our data center facilities. These services are related to the use of fiber and circuit assets that are currently a part of the CBI network. The annual fee for these services will be $0.9 million, subject to reduction if we terminate certain services. Expense recognized from this arrangement was less than $0.2 million for the period ended March 31, 2013, $0.1 million for the period ended January 23, 2013, and $0.2 million for the quarter ended March 31, 2012.

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

In November 2012, we also entered into an agreement to lease space at CBT’s 209 West Seventh Street facility for a period of five years, with three renewal options of five years each. The initial annual base rent will be approximately $0.1 million per year, plus our proportionate share of building operating costs. Commencing on January 1, 2014, and on January 1 of each year thereafter, such base rent shall increase by 1% of the previous year’s base rent. Expense recognized from this arrangement was less than $0.1 million for the period ended March 31, 2013 and for the period ended January 23, 2013.

Benefits and Insurance—Some of our employees participated in pension, postretirement, health care and stock-based compensation plans sponsored by CBI or an affiliate. Our allocated costs for employee benefits were determined by specific identification of the costs associated with our participating employees or based upon the percentage that our employees represent of total participants. Our allocated employee benefit plan costs were $0.2 million for the period ended January 23, 2013 and $0.7 million for the quarter ended March 31, 2012. Effective with the completion of our initial public offering, we were no longer covered by the related plans. As such, there were no such costs in the period ended March 31, 2013.

We also participated in centralized insurance programs managed by CBI which included coverage for general liability, workers’ compensation, automobiles and various other risks. CBI has third-party insurance policies for certain of these risks and is also self-insured within certain limits. CBI’s self-insured costs have been actuarially determined based on the historical experience of paid claims. Our allocated cost for participation in these programs was determined on the basis of revenues, headcount or insured vehicles. Our allocated insurance costs were was less than $0.1 million for the period ended January 23, 2013 and $0.1 million for the quarter ended March 31, 2012. Effective with the completion of our initial public offering, we were no longer covered by the related plans. As such, there were no such costs in the period ended March 31, 2013.

Selling & Marketing—Effective January 1, 2012, we entered into marketing agreements with CBT and CBTS to appoint these affiliates as our authorized marketing representatives. Pursuant to the terms of these agreements, we pay these affiliates a commission for all new leases for space they attain, which is calculated as a percentage of the first month’s recurring revenue with respect to such space, which ranges from 30% to 140%, depending on the lease term. The term of these agreements expired on December 31, 2012.

General & Administrative—We have entered into a transition services agreement with CBI pursuant to which CBI will continue to provide certain services, on an as needed basis, until the earlier of December 31, 2014 or one year from the completion of the IPO; provided, however that the agreement or the provision of a particular service to be provided thereunder may be terminated for convenience by us upon 30 days’ prior written notice. The fees for these services will be based on actual hours incurred for these services at negotiated hourly rates or a negotiated set monthly fee. Expense recognized was less than $0.1 million for the period ended March 31, 2013 and for the period ended January 23, 2013. Expense recognized for the quarter ended March 31, 2012 for this arrangement was less than $0.1 million.

Management Fees—Prior to November 20, 2012, CBI provided various management services, including executive management, cash management, legal, treasury, human resources, accounting, tax, internal audit and risk management services. Our allocated cost for these services was based upon specific identification of costs incurred on our behalf or a reasonable estimate of costs incurred on our behalf, such as relative revenues. Our allocated costs for the quarter ended March 31, 2012 was $0.7 million. There were no such costs for the period ended March 31, 2013 and for the period ended January 23, 2013.

Loss on Sale of Receivables—Prior to October 1, 2012, we participated in an accounts receivable securitization program sponsored by CBI for certain of its subsidiaries. Under this program, we continuously sold certain trade accounts receivable to CBF at a 2.5% discount to the receivables’ face value. In turn, CBF granted, without recourse, a senior undivided interest in the pooled receivables to commercial paper conduits in exchange for cash. Effective October 1, 2012, we terminated our participation in this accounts receivable securitization program. Loss on sale of receivables was $1.2 million for the quarter ended March 31, 2012, with no such costs in 2013.

Interest Expense—On December 31, 2010, CBI restructured its data center legal entities, including their intercompany borrowings. The Predecessor issued a $400 million note to CBI, which bore interest at 7.25%. On November 20, 2012, this note was repaid in full. Interest on this note was settled monthly through CBI’s centralized cash management program. Interest expense of approximately $7.2 million was recognized for the quarter ended March 31, 2012.

Prior to November 20, 2012, we participated in CBI’s centralized cash management program. On a periodic basis, all excess cash was transferred to CBI’s corporate cash accounts. Likewise, substantially all funds to finance our operations, as well as capital expenditures, were funded by CBI. Advances and borrowings between affiliates were governed by an intercompany cash management agreement. Effective November 19, 2010, all advances/borrowings bore interest at the average 30-day Eurodollar rate for the calendar month plus the applicable credit spread for Eurodollar rate borrowings charged for CBI’s revolving line of credit. Prior to this date, the interest rate applied to such advances and borrowings was CBI’s short-term borrowing rate. The average rate earned or charged was 5.0% in 2012. As of November 20, 2012, $80 million of these borrowings were repaid. Net interest expense of $1.9 million was recognized on notes due to related parties for the quarter ended March 31, 2012.

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

We had approximately $8.2 million and $2.9 million payable to CBI or its wholly-owned subsidiaries as of March 31, 2013 and December 31, 2012, respectively. The March 31, 2013 balance includes a dividend payable of $7.1 million for the dividends declared in March of 2013. The remaining balance of $1.1 million and $2.9 million as of March 31, 2013 and December 31, 2012, respectively, relate to various related party transactions which are discussed above and are payable to CBI as of each respective period end.

        In addition, we had approximately $23.2 million and $2.2 million receivable from CBI or wholly-owned subsidiaries as of March 31, 2013 and December 31, 2012, respectively. The March 31, 2013 balance primarily consists of the receivable from CBI of $19.6 million for the reimbursement of the transaction related compensation expense in 2013. The remaining balance of $3.6 million and $2.2 million as of March 31, 2013 and December 31, 2012, respectively, relate to various related party transactions which are discussed above and are due from CBI as of each respective period end.

13.	Income Taxes

CyrusOne Inc, will elect to be taxed as a REIT under the Code, as amended, commencing with our taxable year ended December 31, 2013. To qualify as a REIT, we are required to distribute at least 90% of our taxable income to our stockholders and meet various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our stockholders. It is our policy and intent, subject to change, to distribute 100% of our taxable income and therefore no provision is required in the accompanying financial statements for federal income taxes with regards to activities of the REIT and its subsidiary pass-through entities.

We have elected to designate two subsidiaries as taxable REIT subsidiaries (each, a TRS). A TRS may perform services for our tenants that would otherwise be considered impermissible for REITs. The income generated from these services is taxed at federal and state corporate rates. Income taxes accrued for the period ending March 31, 2013 were less than $0.1 million.

For certain entities we calculate deferred tax assets and liabilities for temporary differences in the bases between financial statement and income tax assets and liabilities at the enacted. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred income tax assets depends upon on our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Deferred tax assets (net of valuation allowance) and liabilities were accrued, as necessary, for the period ended March 31, 2013.

14.	Subsequent Events

On May 1, 2013, we executed our buyout option to purchase the Springer Street (Lombard) data center facility for $5.5 million. On May 3, 2013, we also purchased the Industrial Road (Florence) data center facility for a total purchase price of $10.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q (this “Quarterly Report”), together with other statements and information publicly disseminated by our company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.

In particular, statements pertaining to our capital resources, portfolio performance, financial condition and results of operations contain certain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) the geographic concentration of our data centers in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets; (ii) increased operating costs; (iii) difficulties in identifying properties to acquire and completing acquisitions; (iv) the significant competition in our industry and an inability to lease vacant space, renew existing leases or release space as leases expire; (v) lack of sufficient customer demand to realize expected returns on our investments to expand our property portfolio; (vi) decreased revenue from costs and disruptions associated with any failure of our physical infrastructure or services; (vii) our ability to lease available space to existing or new customers; (viii) our failure to obtain necessary outside financing; (ix) our failure to qualify as a REIT; (x) financial market fluctuations; (xi) changes in real estate and zoning laws and increases in real property tax rates; (xii) delays or disruptions in third-party network connectivity; (xiii) service failures or price increases by third party power suppliers; (xiv) inability to renew net leases on the data center properties we lease; and (xv) other factors affecting the real estate industry generally.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the United States Securities and Exchange Commission, or SEC, pursuant to the Exchange Act. We discussed a number of material risks in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012. Those risks continue to be relevant to our performance and financial condition. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Presentation

References in this Quarterly Report to “Successor” refers to the Company on or after January 24, 2013 and “Predecessor” are the results prior to January 24, 2013. The Predecessor results have been prepared on a “carve-out” basis from CBI’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to the data center business and include allocations of income, expenses, assets and liabilities from CBI. These allocations reflect significant assumptions, and the combined financial statements do not fully reflect what the financial position, results of operations and cash flows would have been had CyrusOne been a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of CyrusOne’s future results of operations, financial position and cash flows. The related financial statement tables will be presented showing the statements that relate to the Predecessor as well as the Successor. The results of both the Predecessor and Successor are presented separately but will be discussed on a combined basis for comparability purposes.

Overview

Our Company. We are an owner, operator and developer of enterprise-class, carrier-neutral data center properties. Enterprise-class, carrier-neutral data centers are purpose-built facilities with redundant power, cooling and telecommunications systems and that are not network-specific, enabling customer interconnectivity to a range of telecommunications carriers.

We provide mission-critical data center facilities that protect and ensure the continued operation of IT infrastructure for over 500 customers. Our goal is to be the preferred global data center provider to the Fortune 1000. As of March 31, 2013, our customers included nine of the Fortune 20 and 119 of the Fortune 1000 or private or foreign enterprises of equivalent size. These 119 customers provided 76% of our annualized rent as of March 31, 2013.

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

Our Portfolio. As of March 31, 2013, our property portfolio included 24 operating data centers in ten distinct markets (Austin, Chicago, Cincinnati, Dallas, Houston, London, Phoenix, San Antonio, Singapore and South Bend), collectively providing approximately 1,709,000 NRSF, and powered by approximately 248 MW of utility power. We own ten of the buildings in which our data center facilities are located. We lease the remaining 14 buildings, which account for approximately 600,000 NRSF, or approximately 36% of our total operating NRSF. These leased buildings accounted for 37% of our total annualized rent as of March 31, 2013. We also currently have 242,000 NRSF under development at two data centers in (Houston and Phoenix), and 820,000 NRSF of additional powered shell space under roof and available for development, and approximately 170 acres of land that are available for future data center facility development. Along with our primary product offering, leasing of colocation space, our customers are increasingly interested in ancillary office and other space. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers. The following tables provide an overview of our operating and development properties as of March 31, 2013.

CyrusOne Inc.

Data Center Portfolio

As of March 31, 2013

(Unaudited)

			Operating Net Rentable Square Feet (NRSF)(a)					Powered Shell Available for Future Development (NRSF)(h)	Available Utility Power (MW)(i)
Facilities	Metropolitan Area	Annualized Rent(b)	Colocation Space (CSF)(c)	Office & Other(d)	Supporting Infrastructure(e)	Total(f)	Percent Leased(g)
South
Southwest Fwy (Galleria)	Houston	$41,695,463	63,469	17,385	23,202	104,056	93%	—	15
Westway Park Blvd (Houston West)	Houston	$35,081,808	112,133	12,735	36,567	161,435	92%	3,000	14
S. State Hwy 121 Business (Lewisville)*	Dallas	$35,068,828	108,687	11,399	59,333	179,419	89%	—	20
Midway**	Dallas	$6,387,262	9,782	—	—	9,782	100%	—	1
E. Ben White Blvd (Austin 1)*	Austin	$5,917,525	16,223	21,376	7,516	45,115	94%	—	5
Metropolis Drive (Austin 2)*	Austin	$2,158,715	40,855	4,128	18,563	63,546	9%	—	10
Frankford Road (Carrollton)	Dallas	$1,959,672	47,366	24,330	36,522	108,218	13%	518,000	20
Westover Hills Blvd (San Antonio)	San Antonio	$1,250,954	35,765	172	25,777	61,714	17%	35,000	10
North Fwy (Greenspoint)**	Houston	$1,038,086	13,000	1,449	—	14,449	100%	—	1
Marsh Ln.**	Dallas	$1,029,705	2,245	—	—	2,245	100%	—	1
Bryan St.**	Dallas	$993,646	3,020	—	—	3,020	58%	—	1
South Ellis Street (Phoenix)	Arizona	$—	36,222	—	20,916	57,138	0%	45,000	100

South Total		$132,581,664	488,767	92,974	228,396	810,137	66%	601,000	196
Midwest
West Seventh Street (7th St.)***	Cincinnati	$33,218,452	193,003	5,744	158,194	356,941	96%	71,000	13
Fujitec Drive (Lebanon)	Cincinnati	$20,741,817	60,556	32,484	44,506	137,546	82%	90,000	12
Industrial Road (Florence)*	Cincinnati	$14,258,855	52,698	46,848	40,374	139,920	94%	—	10
Knightsbridge Drive (Hamilton)*	Cincinnati	$10,552,550	46,565	1,077	35,336	82,978	90%	—	5
Parkway (Mason)	Cincinnati	$5,897,705	34,072	26,458	17,193	77,723	99%	—	3
Springer Street (Lombard)*	Chicago	$2,246,842	13,560	4,115	12,231	29,906	54%	29,000	3
E. Monroe Street (Monroe St.)	South Bend	$1,494,608	6,350	—	6,478	12,828	70%	4,000	1
Goldcoast Drive (Goldcoast)	Cincinnati	$1,456,188	2,728	5,280	16,481	24,489	100%	14,000	1
Crescent Circle (Blackthorn)*	South Bend	$873,259	3,368	—	5,125	8,493	44%	11,000	1
McAuley Place (Blue Ash)*	Cincinnati	$546,645	6,193	6,950	2,166	15,309	71%	—	1

Midwest Total		$91,286,921	419,093	128,956	338,084	886,133	90%	219,000	50
International
Kestral Way (London)**	London	$1,606,182	10,000	—	—	10,000	39%	—	1
Jurong East (Singapore)**	Singapore	$270,952	3,200	—	—	3,200	12%	—	1

International Total		$1,877,134	13,200	—	—	13,200	33%	—	2

Total		$225,745,719	921,060	221,930	566,480	1,709,470	77%	820,000	248

*	Indicates properties in which we hold a leasehold interest in the building shell and land. All data center infrastructure has been constructed by us and owned by us.
**	Indicates properties in which we hold a leasehold interest in the building shell, land, and all data center infrastructure.
***	The information provided for the West Seventh Street (7th St.) property includes data for two facilities, one of which we lease and one of which we own.
(a)	Represents the total square feet of a building under lease or available for lease based on engineers’ drawings and estimates but does not include space held for development or space used by CyrusOne.
(b)	Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of March 31, 2013, multiplied by 12. For the month of March 2013, customer reimbursements were $20.3 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From April 1, 2011 through March 31, 2013, customer reimbursements under leases with separately metered power constituted between 7.2% and 9.7% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of March 31, 2013 was $236,267,428. Our annualized effective rent was greater than our annualized rent as of March 31, 2013 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.
(c)	CSF represents the NRSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.
(d)	Represents the NRSF at an operating facility that is currently leased or readily available for lease as space other than CSF, which is typically office and other space.
(e)	Represents infrastructure support space, including mechanical, telecommunications and utility rooms, as well as building common areas.
(f)	Represents the NRSF at an operating facility that is currently leased or readily available for lease. This excludes existing vacant space held for development.
(g)	Percent leased is determined based on NRSF being billed to customers under signed leases as of March 31, 2013 divided by total NRSF. Leases signed but not commenced as of March 31, 2013 are not included. Supporting infrastructure has been allocated to leased NRSF on a proportionate basis for purposes of this calculation.
(h)	Represents space that is under roof that could be developed in the future for operating NRSF, rounded to the nearest 1,000.
(i)	Represents installed power capacity that can be delivered to the facility by the local utility provider. Does not sum to total due to rounding.

CyrusOne Inc.

NRSF Under Development

As of March 31, 2013

(Dollars in millions)

(Unaudited)

		NRSF Under Development(a)
		Under Development					Under Development Costs(b)
Facilities	Metropolitan Area	Colocation Space (CSF)	Office & Other	Supporting Infrastructure	Powered Shell(c)	Total	Actual to Date	Estimated Costs to Completion	Total
South Ellis Street (Phoenix)	Arizona	—	36,000	17,000	32,000	85,000	$2	$11	$13
Westway Park Blvd (Houston West)	Houston	42,000	—	34,000	81,000	157,000	$20	$14	$34

Total		42,000	36,000	51,000	113,000	242,000	$22	$25	$47

(a)	Represents NRSF at a facility for which substantial activities have commenced to prepare the space for its intended use.
(b)	Represents management’s estimate of the total costs required to complete the current NRSF under development. There may be an increase in costs if customers require greater power density.
(c)	Represents NRSF under construction that, upon completion, will be powered shell available for future development into operating NRSF.

Our portfolio is currently leased to approximately 525 companies, many of which are leading global companies. The following table sets forth information regarding the 20 largest customers, including affiliates, in our portfolio based on annualized rent as of March 31, 2013:

CyrusOne Inc.

Customer Diversification(a)

As of March 31, 2013

(Unaudited)

	Principal Customer Industry	Number of Locations	Annualized Rent(b)	Percentage of Portfolio Annualized Rent(c)	Weighted Average Remaining Lease Term in Months(d)
1	Telecommunications (CBI)(e)	7	$20,679,452	9.2%	17.0
2	Energy	4	$15,931,172	7.1%	5.5
3	Research and Consulting Services	3	$13,992,897	6.2%	6.4
4	Energy	2	$13,267,978	5.9%	1.7
5	Information Technology	2	$7,071,990	3.1%	49.0
6	Telecommunication Services	1	$6,976,397	3.1%	51.3
7	Financials	1	$6,000,225	2.7%	86.0
8	Information Technology	1	$4,890,027	2.2%	33.0
9	Telecommunication Services	1	$4,864,124	2.2%	73.0
10	Energy	2	$4,731,000	2.1%	40.0
11	Consumer Staples	1	$4,456,646	2.0%	108.4
12	Information Technology	1	$3,877,195	1.7%	95.0
13	Information Technology	2	$3,856,209	1.7%	94.1
14	Energy	3	$3,811,023	1.7%	2.1
15	Energy	1	$3,808,364	1.7%	16.7
16	Consumer Discretionary	1	$3,571,203	1.6%	38.0
17	Energy	1	$3,406,090	1.5%	27.0
18	Consumer Discretionary	1	$3,233,553	1.4%	8.8
19	Energy	1	$3,018,000	1.3%	6.0
20	Energy	1	$2,997,060	1.3%	10.6

			$134,440,605	59.7%	30.3

(a)	Includes affiliates.
(b)	Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of March 31, 2013, multiplied by 12. For the month of March 2013, customer reimbursements were $20.3 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From April 1, 2011 through March 31, 2013, customer reimbursements under leases with separately metered power constituted between 7.2% and 9.7% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of March 31, 2013 was $236,267,428. Our annualized effective rent was greater than our annualized rent as of March 31, 2013 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.
(c)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of March 31, 2013, which was approximately $225.7 million.
(d)	Weighted average based on customer’s percentage of total annualized rent expiring and is as of March 31, 2013, assuming that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.
(e)	Includes information for both Cincinnati Bell Technology Solutions (CBTS) and Cincinnati Bell Telephone and two customers that have contracts with CBTS. We expect the contracts for these two customers to be assigned to us, but the consents for such assignments have not yet been obtained. Excluding these customers, Cincinnati Bell Inc. and subsidiaries represented 2.8% of our annualized rent as of March 31, 2013.

Lease Distribution

The following table sets forth information relating to the distribution of customer leases in the properties in our portfolio, based on NRSF under lease as of March 31, 2013:

CyrusOne Inc.

Lease Distribution

As of March 31, 2013

(Unaudited)

NRSF Under Lease(a)	Number of Customers(b)	Percentage of All Customers	Total Leased NRSF(c)	Percentage of Portfolio Leased NRSF	Annualized Rent(d)	Percentage of Annualized Rent
0-999	426	81%	73,725	6%	$32,585,466	14%
1000-2499	36	7%	58,561	4%	$16,074,720	7%
2500-4999	22	4%	77,798	6%	$18,458,313	8%
5000-9999	15	3%	115,356	9%	$31,023,494	14%
10000+	28	5%	988,799	75%	$127,603,726	57%

Total	527	100%	1,314,239	100%	$225,745,719	100%

(a)	Represents all leases in our portfolio, including colocation, office and other leases.
(b)	Represents the number of customers in our portfolio utilizing data center, office and other space.
(c)	Represents the total square feet at a facility under lease and that has commenced billing, excluding space held for development or space used by CyrusOne. A customer’s leased NRSF is estimated based on such customer’s direct CSF or office and light-industrial space plus management’s estimate of infrastructure support space, including mechanical, telecommunications and utility rooms, as well as building common areas.
(d)	Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of March 31, 2013, multiplied by 12. For the month of March 2013, customer reimbursements were $20.3 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From April 1, 2011 through March 31, 2013, customer reimbursements under leases with separately metered power constituted between 7.2% and 9.7% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of March 31, 2013 was $236,267,428. Our annualized effective rent was greater than our annualized rent as of March 31, 2013 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

The following table sets forth a summary schedule of the customer lease expirations for leases in place as of March 31, 2013 plus available space, for each of the 10 full calendar years and the partial year beginning April 1, 2013, at the properties in our portfolio. Customers whose leases have been auto-renewed prior to March 31, 2013 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.

CyrusOne Inc.

Lease Expirations

As of March 31, 2013

(Unaudited)

Year(a)	Number of Leases Expiring(b)	Total Operating NRSF Expiring	Percentage of Total NRSF	Annualized Rent(c)	Percentage of Annualized Rent	Annualized Rent at Expiration(d)	Percentage of Annualized Rent at Expiration
Available		395,231	23%
Month-to-Month	250	47,843	3%	$10,377,892	5%	$10,377,892	4%
Remainder of 2013	543	373,942	22%	$84,564,960	37%	$84,642,160	35%
2014	382	115,888	7%	$29,516,754	13%	$29,516,754	12%
2015	468	217,206	13%	$35,587,026	16%	$40,471,445	17%
2016	85	22,622	1%	$11,477,208	5%	$12,378,553	5%
2017	79	202,939	12%	$24,434,472	11%	$25,054,384	11%
2018	26	36,552	2%	$6,929,433	3%	$7,097,493	3%
2019	2	94,401	5%	$4,864,124	2%	$4,864,124	2%
2020	3	81,997	5%	$6,000,225	3%	$6,000,225	3%
2021	2	28,697	1%	$3,877,195	2%	$6,013,195	3%
2022	6	46,163	3%	$5,412,101	2%	$9,859,682	4%
2023 - Thereafter	6	45,989	3%	$2,704,329	1%	$3,197,534	1%

Total	1,852	1,709,470	100%	$225,745,719	100%	$239,473,441	100%

(a)	Leases that were auto-renewed prior to March 31, 2013 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.
(b)	Number of leases represents each agreement with a customer. A lease agreement could include multiple spaces and a customer could have multiple leases.
(c)	Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of March 31, 2013, multiplied by 12. For the month of March 2013, customer reimbursements were $20.3 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From April 1, 2011 through March 31, 2013, customer reimbursements under leases with separately metered power constituted between 7.2% and 9.7% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of March 31, 2013 was $236,267,428. Our annualized effective rent was greater than our annualized rent as of March 31, 2013 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.
(d)	Represents the final monthly contractual rent under existing customer leases that had commenced as of March 31, 2013, multiplied by 12.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

	Successor	Predecessor	Predecessor
(dollars in millions)	January 24, 2013 to March 31, 2013	January 1, 2013 to January 23, 2013	Three Months Ended March 31, 2012
Revenue	$45.0	$15.1	$52.1
Costs and expenses:
Property operating expenses	15.3	4.8	17.3
Sales and marketing	2.1	0.7	1.8
General and administrative	5.4	1.5	4.5
Transaction-related compensation	—	20.0	—
Depreciation and amortization	16.4	5.3	16.4
Transaction costs	—	0.1	—
Management fees charged by CBI	—	—	0.7
Loss on sale of receivables to CBF	—	—	1.2

Total costs and expenses	39.2	32.4	41.9

Operating income	5.8	(17.3)	10.2
Interest expense	8.4	2.5	10.3

Loss before income taxes	(2.6)	(19.8)	(0.1)
Income tax expense	0.2	0.4	0.6

Net loss	$(2.8)	$(20.2)	$(0.7)
Noncontrolling interest in net loss	(1.9)	—	—

Net loss attributed to common stockholders	$(0.9)	$—	$—

Operating margin	12.9%	(114.6)%	19.6%
Capital expenditures *:
Acquisitions of real estate	18.2	—	23.4
Development of real estate	26.5	7.6	27.9
Recurring real estate	0.2	0.1	0.3
All other non-real estate	—	—	1.2

Total	$44.9	$7.7	$52.8

Metrics information:
Colocation square feet*	921,000	921,000	809,000
Utilization rate*	81%	81%	85%
Loss per share - basic	$(0.05)	—	—
Loss per share - diluted	$(0.05)	—	—
Dividend declared per share	$0.16	—	—

*	See “Key Operating Metrics” for a definition of capital expenditures, CSF and utilization rate.

Revenue

Revenue for the three months ended March 31, 2013 was $60.1 million, an increase of $8.0 million, or 15%, compared to $52.1 million for the corresponding quarter in 2012. This increase is primarily due to the change in customers and contractual monthly recurring revenue which increased to $18.8 million from $16.3 million or 17% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Monthly recurring revenue growth comes from leasing incremental space, power and related colocation services to both new and existing customers. As of March 31, 2013, we had 119 of the Fortune 1000 customers or private or foreign enterprises of equivalent size.

Our capacity at March 31, 2013, was approximately 921,000 CSF which is an increase of 14% from March 31, 2012. The utilization rate of our data center facilities was 81%, for the three months ended March 31, 2013, compared to 85% at March 31, 2012.

Recurring rent churn was 0.4% for the first quarter of 2013, or 1.6% annualized, compared to 0.5% for the first quarter of 2012 and 4.6% annual recurring rent churn for the full year 2012.

There are a number of leases subject to expire within the next 12-months, however we expect a significant number to renew.

Costs and Expenses

Property operating expenses—Property operating expense for the three months ended March 31, 2013 was $20.1 million, an increase of $2.8 million, or 16%, compared to $17.3 million for the corresponding quarter in 2012. The increase in property operating expenses increased primarily due to the increase in data center space over the past year. Since March of 2012, we have commissioned three additional data center facilities adding over 112,000 CSF. As a result our electricity and payroll related costs increased $2.3 million compared to the three months ended March 31, 2012. In addition, rent expense increased by approximately $0.2 million compared to the three months ended March 31, 2012.

Sales and marketing expenses—Sales and marketing expenses for the three months ended March 31, 2013 were $2.8 million, an increase of $1.0 million, or 56%, compared to $1.8 million for the corresponding quarter in 2012. Compensation to sales and marketing personnel and other support costs increased by approximately $1.0 million in 2013 compared to 2012, resulting from the increase in our staff, and higher advertising costs to promote data center facilities in new markets.

General and administrative expenses—General and administrative expenses for the three months ended March 31, 2013 were $6.9 million, an increase of $2.4 million, compared to the same period in 2012. Payroll, employee benefits, contract services, legal and consulting costs increased as we made investments to support public company functions and invest in future growth over 2012 and the first quarter of 2013.

Transaction-related compensation— We recorded compensation expense of $20.0 million for the three months ended March 31, 2013 related to CBI’s long-term incentive plan. There were no such costs incurred in other periods and such costs represent one-time compensation charges allocated to us by CBI in the period ended January 23, 2013. On April 8, 2013, CBI reimbursed the Company for $19.6 million of these costs.

Depreciation and amortization expense—Depreciation and amortization expense for the three months ended March 31, 2013 were $21.7 million an increase of $5.3 million, or 32%, compared to $16.4 million for the corresponding quarter in 2012 driven by new assets placed in service since March 2012.

Transaction costs—Transaction costs for the three months ended March 31, 2013 were $0.1 million, incurred as costs associated with the IPO.

Management fees charged by CBI—Management fees for the three months ended March 31, 2012 were $0.7 million. These fees were allocated for services provided by CBI, including executive management, legal, treasury, human resources, accounting, tax, internal audit and IT services. Effective November 20, 2012, the management fee charged by CBI was terminated and replaced with a transition services agreement. There was no such related cost for the three months ended March 31, 2013.

Loss on sale of receivables to CBF—Loss on sale of receivables for the three months ended March 31, 2012 was $1.2 million. Prior to October 1, 2012, substantially all of our receivables were sold to CBF at a discount of 2.5% from their face value. Effective October 1, 2012, we terminated our participation in this program hence there were no losses in 2013.

Operating Income Loss

Operating loss for the three months ended March 31, 2013 was $11.5 million, compared to operating income of $10.2 million for the corresponding quarter in 2012. Operating income decreased as a result of the transaction-related compensation charge of $20.0 million from CBI, higher property operating expenses as a result of our expanded data center operations and investment in corporate functions to support our growth, partially offset by revenue growth of $8.0 million.

Nonoperating Expenses

Interest expense—Interest expense for the three months ended March 31, 2013 was $10.9 million, an increase of $0.6 million compared to $10.3 million for the corresponding quarter in 2012. The increase in interest expense in 2013 was primarily related to our Senior Notes which bear interest at 6.375% and mature in 2022.

Income tax expense—Income tax expense was $0.6 million for the three months ended March 31, 2013, which was comparable to the same corresponding quarter in 2012.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2013 were $52.6 million, as compared to $52.8 million for the three months ended March 31, 2012. Our capital expenditures for 2013 includes our purchase of a 33 acre parcel of land in the Houston West metro area for $18.2 million. This land will be developed further into data center space. In addition, we incurred capital expenditures related to development of real estate of $34.1 million for the three months ended March 31, 2013.

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

In connection with our initial public offering, we sold approximately 19.0 million shares of CyrusOne Inc., the net proceeds of $337.1 million were used to purchase a 33.9% ownership of CyrusOne LP. The net proceeds of approximately $337 million will be used by CyrusOne LP to fund future growth and general corporate costs.

As of March 31, 2013 and December 31, 2012, we had $328.6 million and $16.5 million, respectively, of cash and cash equivalents. Prior to the closing of the formation transactions on November 20, 2012, we participated in CBI’s centralized cash management program. Prior to such date, all excess cash was transferred to CBI’s corporate cash accounts on a periodic basis. Likewise, substantially all funds to finance our operations, including acquisitions and development costs, were funded by CBI.

Short-term Liquidity

Our short-term liquidity requirements primarily consist of operating expenses and capital expenditures composed primarily of acquisition costs for the development of data center properties. For the first quarter of 2013, our capital expenditures were $52.6 million. We expect to fund future capital expenditures from the cash available on our balance sheet and availability under the revolving credit facility. Our capital expenditures are largely discretionary and will be applied to expand our existing data center properties, acquire or construct new facilities, or both. We intend to continue to pursue additional growth opportunities and are prepared to commit additional resources to support this growth.

Long-term Liquidity

Our long-term liquidity requirements primarily consist of distributions to stockholders and the development of additional data center properties. We expect to meet our long-term liquidity requirements from the cash available on our balance sheet cash flows from our operations, issuances of debt and equity securities, secured borrowings and borrowings under our revolving credit facility.

As of March 31, 2013, our debt and other financing arrangements were $618.9 million, consisting of $525 million of Senior Notes due 2022, capital lease obligations of $31.0 million and other financing arrangements of $62.9 million. We have a revolving credit agreement of $225.0 million. As of March 31, 2013, we did not have any borrowings outstanding on this facility, leaving available borrowing capacity of $225.0 million.

Cash Flows

Comparison of Three Months Ended March 31, 2013

As of March 31, 2013, cash and cash equivalents were $328.6 million, up from $16.5 million as of December 31, 2012, an increase of $312.1 million, as a result of raising capital from the initial public offering.

Net cash generated from operations was $24.9 million in the first three months of 2013, an increase of $12.4 million compared to the corresponding period in 2012. The increase in net cash generated from operations was directly related to the changes in our operating assets and liabilities compared to the same period 2012.

Cash used in investing activities was $48.9 million for three months of 2013, a decrease of $3.9 million compared to the corresponding period in 2012. Capital expenditures were $52.6 million for the three months ended March 31, 2013 as compared to $52.8 million for the three months ended March 31, 2012.

Cash provided by financing activities was $336.1 million for three months of 2013, up $294.5 million compared to the corresponding period in 2012. The increase was directly related to the issuance of common stock as a result of the initial public offering (“IPO”) offset by IPO related cost were $23.4 million for the three months ended March 31, 2013.

Distribution Policy

CyrusOne Inc. is required to distribute 90% of its taxable income (excluding capital gains) on an annual basis in order for it to continue to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to our common shareholders from cash flow from our operating partnership’s operating activities. In addition, the Operating Partnership Agreement requires ratable distributions to partners, and therefore, similar distributions will be made to all holders of operating partnership units. All such distributions are at the discretion of our parent company’s board of directors. We consider market factors and our operating partnership’s performance in addition to REIT requirements in determining distribution levels. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of the Board of Directors during the year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to interest rate risk, arising from variable-rate borrowings under our revolving credit agreement and our fixed rate long-term debt. On November 20, 2012, we entered into a revolving credit agreement with a syndicate of financial institutions. Borrowings on the revolving credit agreement bear interest, at our option, at a rate equal to an applicable margin over either a base rate or a LIBOR rate. The initial applicable margin is 2.50% for base rate loans and 3.50% for LIBOR loans. As of March 31, 2013, and March 31, 2012, we had no derivative instruments to hedge these interest rate risks.

The following table sets forth the carrying value and fair value face amounts, maturity dates, and average interest rates at March 31, 2013 for our fixed-rate debt, excluding capital leases and other financing arrangements:

(dollars in millions)	2013	2014	2015	2016	Thereafter	Total Carrying Value	Total Fair Value
Fixed-rate debt	—	—	—	—	$525.0	$525.0	$549.9
Average interest rate on fixed-rate debt	—	—	—	—	6.375%	6.375%	—

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a description of the Company’s market risks. There were no other material changes for the period ending March 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of our business, from time to time we are subject to claims and administrative proceedings, none which are currently outstanding which we believe would have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations, liquidity and cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 29, 2013, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2013, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the quarter ended March 31, 2013.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On February 22, 2013, the Board of Directors (the “Board”) of CyrusOne Inc. (the “Company”) appointed Patricia M. McBratney as its principal accounting officer, effective as of that date. Ms. McBratney, age 38, joined the Company in January 2013 as its Vice President and Controller. Prior to joining the Company, Ms. McBratney held various accounting positions at Deloitte & Touche LLP. Ms. McBratney is a Certified Public Accountant with prior experience in both the consumer products and real estate industries. Ms. McBratney has also been involved in various initial public offerings, spin-offs, acquisitions, reverse acquisitions, and debt and equity offerings from 1998-2013 while being employed at Deloitte & Touche LLP. Subject to the terms of any employment agreement that Ms. McBratney may enter into in the future, Ms. McBratney serves at the pleasure of the Board.

Ms. McBratney succeeded Kimberly H. Sheehy as principal accounting officer of the Company. Ms. Sheehy continues to serve as the Chief Financial Officer and Administrative Officer of the Company.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

3.1	Articles of Amendment and Restatement of CyrusOne Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed by the Registrant on January 25, 2013 (Registration No. 001-35789).)

3.2	Amended and Restated Bylaws of CyrusOne Inc. (Incorporated by reference to Exhibit 3.2 of Form 8-K, filed by the Registrant on January 25, 2013 (Registration No. 001-35789).)

3.3	Amended and Restated Agreement of Limited Partnership of CyrusOne LP. (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on January 25, 2013 (Registration No. 001-35789).)

4.1	Registration Rights Agreement, dated January 24, 2013, by and among CyrusOne Inc., CyrusOne GP, CyrusOne LP and Data Center Investments Holdco LLC and Data Centers South Holdings LLC. (Incorporated by reference to Exhibit 1.2 of Form 8-K, filed by the Registrant on January 25, 2013 (Registration No. 001-35789).)

10.1	Form of Director Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 of Form S-8, filed by the Registrant on January 24, 2013 (Registration No. 333-186186).)

10.2	Form of Executive Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 of Form S-8, filed by the Registrant on January 24, 2013 (Registration No. 333-186186).)

10.3	Form of Employee Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 of Form S-8, filed by the Registrant on January 24, 2013 (Registration No. 333-186186).)

10.4	Resignation Letter, dated as of January 23, 2013, by and between Cincinnati Bell Inc. and Gary J. Wojtaszek. (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789).)

10.5	Resignation Letter, dated as of January 23, 2013, by and between Cincinnati Bell Inc. and Kimberly H. Sheehy. (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789).)

10.6	Resignation Letter, dated as of January 23, 2013, by and between Cincinnati Bell Inc. and Michael L. Duckett. (Incorporated by reference to Exhibit 10.3 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789).)

10.7	Resignation Letter, dated as of January 23, 2013, by and between Cincinnati Bell Inc. and Kevin L. Timmons. (Incorporated by reference to Exhibit 10.4 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789).)

10.8	Employment Agreement, dated as of January 24, 2013, by and between CyrusOne LLC and Gary J. Wojtaszek. (Incorporated by reference to Exhibit 10.5 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789).)

10.9	Employment Agreement, dated as of January 24, 2013, by and between CyrusOne LLC and Kimberly H. Sheehy. (Incorporated by reference to Exhibit 10.6 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789).)

10.10	Employment Agreement, dated as of January 24, 2013, by and between CyrusOne LLC and Michael L. Duckett. (Incorporated by reference to Exhibit 10.7 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789).)

10.11	Employment Agreement, dated as of January 24, 2013, by and between CyrusOne LLC and Kevin L. Timmons. (Incorporated by reference to Exhibit 10.8 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789).)

10.12	Employment Agreement, dated as of January 24, 2013, by and between CyrusOne LLC and Venkatesh S. Durvasula. (Incorporated by reference to Exhibit 10.18 of Form 10-K, filed by the Registrant on March 29, 2013 (Registration No. 001-35789).)

10.13	Employment Agreement dated as of March 18, 2013, by and between CyrusOne LLC and Thomas W. Bosse. (Incorporated by reference to Exhibit 10.19 on Form 10-K, filed by the Registrant on March 29, 2013 (Registration No. 001-35789).)

10.14	Form of Executive Non-Statutory Performance Stock Option Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on April 17, 2013 (Registration No. 001-35789).)

10.15	Form of Employee Non-Statutory Performance Stock Option Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed by the Registrant on April 17, 2013 (Registration No. 001-35789).)

10.16	Form of Executive Performance Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of Form 8-K, filed by the Registrant on April 17, 2013 (Registration No. 001-35789).)

10.17	Form of Employee Performance Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of Form 8-K, filed by the Registrant on April 17, 2013 (Registration No. 001-35789).)

31.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)*	XBRL Instance Document.

(101.SCH)*	XBRL Taxonomy Extension Schema Document.

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Submitted electronically with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of May, 2013.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President, Chief Executive Officer, and Director

By:	/s/ Kimberly H. Sheehy
Kimberly H. Sheehy
Chief Financial Officer and Administrative Officer

By:	/s/ Patricia M. McBratney
Patricia M. McBratney
Vice President and Controller (Chief Accounting Officer)