Form 10-Q
period 2013-06-30
CyrusOne Inc.; CyrusOne LP
filed 2013-08-14
CIK 1553023, 1575810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ___________ to ___________
Commission File Number: 001-35789 (CyrusOne Inc.)
Commission File Number: 333-188426 (CyrusOne LP)

CyrusOne Inc. CyrusOne LP (Exact name of registrant as specified in its charter)

Maryland (CyrusOne Inc.)	46-0691837
Maryland (CyrusOne LP)	46-0982896
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

CyrusOne Inc. Yes  ☐    No  ☒
CyrusOne LP Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
CyrusOne Inc. Yes  ☒    No  ☐
CyrusOne LP Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

CyrusOne Inc.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

CyrusOne LP
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
CyrusOne Inc. Yes  ☐    No  ☒
CyrusOne LP Yes  ☐    No  ☒

CyrusOne Inc.
There were 22,120,237 shares of Common Stock outstanding as of July 30, 2013 with a par value of $0.01 per share.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2013 of CyrusOne Inc., a Maryland corporation, and CyrusOne LP, a Maryland limited partnership, of which CyrusOne GP, a Maryland statutory trust of which CyrusOne Inc. is the sole beneficial owner and sole trustee, is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to CyrusOne Inc. together with its consolidated subsidiaries, including CyrusOne LP. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to CyrusOne LP together with its consolidated subsidiaries.
CyrusOne Inc. is a real estate investment trust, or REIT, and the sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP. As of June 30, 2013, CyrusOne Inc. owned approximately 34.2% of the operating partnership units in CyrusOne LP. The remaining approximately 65.8% of the operating partnership units in CyrusOne LP, which is reflected as a non-controlling interest, is owned by our former parent, Cincinnati Bell Inc. (“CBI”). As the sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP, CyrusOne Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.
We believe combining the quarterly reports on Form 10-Q of CyrusOne Inc. and CyrusOne LP into this single report results in the following benefits:

•	enhancing investors' understanding of our Company and our operating partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•
eliminating duplicative disclosure and providing a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the operating partnership; and

•	creating time and cost efficiencies through the preparation of one combined report instead of two separate reports.
There are a few differences between our Company and our operating partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between our Company and our operating partnership in the context of how we operate as an interrelated consolidated company. CyrusOne Inc. is a REIT, whose only material asset is its ownership of operating partnership units of CyrusOne LP. As a result, CyrusOne Inc. does not conduct business itself, other than acting as the sole trustee of CyrusOne GP, issuing public equity from time to time and guaranteeing certain debt of CyrusOne LP. CyrusOne Inc. itself does not issue any indebtedness but guarantees the debt of CyrusOne LP, as disclosed in this report. CyrusOne LP holds substantially all the assets of the Company. CyrusOne LP conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by CyrusOne Inc., which are generally contributed to CyrusOne LP in exchange for operating partnership units, CyrusOne LP generates the capital required by the Company's business through CyrusOne LP's operations and by CyrusOne LP's incurrence of indebtedness or through the issuance of partnership units.
The presentation of noncontrolling interest, shareholders' equity and partnership capital are the main areas of difference between the condensed consolidated financial statements of CyrusOne Inc. and those of CyrusOne LP. The operating partnership units held by the limited partners in CyrusOne LP are presented as partnership capital in CyrusOne LP's condensed consolidated financial statements and as noncontrolling interest within equity in CyrusOne Inc.'s condensed consolidated financial statements. The operating partnership units held by CyrusOne Inc. in CyrusOne LP are presented as partnership capital in CyrusOne LP's condensed consolidated financial statements and as common stock, and additional paid-in capital within stockholders' equity in CyrusOne Inc.'s condensed consolidated financial statements. The differences in the presentations between shareholders' equity and partnership capital result from the differences in the equity issued at the CyrusOne Inc. and the CyrusOne LP levels.
To help investors understand the significant differences between the Company and the operating partnership, this report presents the following separate sections for each of the Company and the operating partnership:

•	Condensed consolidated financial statements; and

•	Notes to the condensed consolidated financial statements
As sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner with control of the operating partnership, CyrusOne Inc. consolidates the operating partnership for financial reporting purposes, and it does not have significant assets other than its investment in the operating partnership. Therefore, the assets and liabilities of CyrusOne Inc. and CyrusOne LP are the same on their respective condensed consolidated financial statements. The separate discussions of CyrusOne Inc. and CyrusOne LP in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.
This report also includes separate Item 4. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the Company and the operating partnership in order to establish that the Chief Executive Officer and the Chief

Financial Officer of each entity have made the requisite certifications and that the Company and the operating partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.
All other sections of this report, including Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk, are presented together for CyrusOne Inc. and CyrusOne LP.

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	6

CyrusOne Inc. Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited)	6

CyrusOne Inc. Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2013 and 2012, the period ended June 30, 2013 (January 24, 2013 to June 30, 2013), the period ended January 23, 2013 (January 1, 2013 to January 23, 2013) and the Six Months Ended June 30, 2012 (unaudited)	7

CyrusOne Inc. Condensed Consolidated Statement of Equity for the Six Months June 30, 2013 (unaudited)	8

CyrusOne Inc. Condensed Consolidated Statements of Cash Flows for the period ended June 30, 2013 (January 24, 2013 to June 30, 2013), the period ended January 23, 2013 (January 1, 2013 to January 23, 2013) and the Six Months Ended June 30, 2012 (unaudited)	9

Notes to CyrusOne Inc. Condensed Consolidated Financial Statements (unaudited)	10

CyrusOne LP Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited)	32

CyrusOne LP Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2013 and 2012, the period ended June 30, 2013 (January 24, 2013 to June 30, 2013), the period ended January 23, 2013 (January 1, 2013 to January 23, 2013), and the Six Months Ended June 30, 2012 (unaudited)	33

CyrusOne LP Condensed Consolidated Statement of Equity for the Six Months June 30, 2013 (unaudited)	34

CyrusOne LP Condensed Consolidated Statements of Cash Flows for the period ended June 30, 2013 (January 24, 2013 to June 30, 2013), the period ended January 23, 2013 (January 1, 2013 to January 23, 2013) and the Six Months Ended June 30, 2012 (unaudited)	35

Notes to CyrusOne LP Condensed Consolidated Financial Statements (unaudited)	36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	57

Item 3. Quantitative and Qualitative Disclosures About Market Risk	68

Item 4. Controls and Procedures ( CyrusOne Inc.)	69

Item 4. Controls and Procedures ( CyrusOne LP)	69

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	70

Item 1A. Risk Factors	70

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 3. Defaults Upon Senior Securities	70

Item 4. Mine Safety Disclosures	70

Item 5. Other Information	70

Item 6. Exhibits	71

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CyrusOne Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	Successor	Predecessor
	As of	As of
	June 30, 2013	December 31, 2012
Assets
Investment in real estate:
Land	$74.6	$44.5
Buildings and improvements	778.5	722.5
Equipment	97.4	52.4
Construction in progress	48.2	64.2
Subtotal	998.7	883.6
Accumulated depreciation	(208.7)	(176.7)
Net investment in real estate	790.0	706.9
Cash and cash equivalents	267.1	16.5
Rent and other receivables, net of allowance for doubtful accounts of $0.3 as of June 30, 2013 and December 31, 2012	27.2	33.2
Restricted cash	—	6.3
Goodwill	276.2	276.2
Intangible assets, net of accumulated amortization of $46.7 and $38.2 as of June 30, 2013 and December 31, 2012	94.1	102.6
Due from affiliates	1.6	2.2
Other assets	63.6	67.0
Total assets	$1,519.8	$1,210.9
Liabilities and equity
Accounts payable and accrued expenses	$30.5	$29.5
Deferred revenue	52.8	52.8
Due to affiliates	7.7	2.9
Capital lease obligations	19.8	32.2
Long-term debt	525.0	525.0
Other financing arrangements	54.0	60.8
Other liabilities	28.8	7.6
Total liabilities	718.6	710.8
Commitments and contingencies
Equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 22,120,237 shares issued and outstanding at June 30, 2013	0.2	—
Common stock, $.01 par value, 1,000 shares authorized and 100 shares issued and outstanding at December 31, 2012	—	—
Additional paid in capital	337.5	7.1
Accumulated deficit	(9.7)	—
Partnership capital	—	493.0
Total shareholders’ equity/Parent’s net investments	328.0	500.1
Noncontrolling interest	473.2	—
Total equity	801.2	500.1
Total liabilities and equity	$1,519.8	$1,210.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions except per share data)

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	January 24, 2013 to June 30, 2013	January 1, 2013 to January 23, 2013	Six Months Ended June 30, 2012
Revenue	$63.6	$54.0	$108.6	$15.1	$106.1
Costs and expenses:
Property operating expenses	24.6	18.1	39.9	4.8	35.4
Sales and marketing	2.9	1.8	5.0	0.7	3.6
General and administrative	7.1	5.5	12.5	1.5	10.0
Transaction-related compensation	—	—	—	20.0	—
Depreciation and amortization	23.0	17.8	39.4	5.3	34.2
Transaction costs	0.4	0.7	0.4	0.1	0.7
Management fees charged by CBI	—	0.5	—	—	1.2
Loss on sale of receivables to an affiliate	—	1.1	—	—	2.3
Asset impairments	—	13.3	—	—	13.3
Total costs and expenses	58.0	58.8	97.2	32.4	100.7
Operating income (loss)	5.6	(4.8)	11.4	(17.3)	5.4
Interest expense	10.8	9.7	19.2	2.5	20.0
Loss on extinguishment of debt	1.3	—	1.3	—	—
Net loss before income taxes	(6.5)	(14.5)	(9.1)	(19.8)	(14.6)
Income tax (expense) benefit	(0.3)	4.6	(0.5)	(0.4)	4.0
Net loss	(6.8)	(9.9)	(9.6)	$(20.2)	$(10.6)
Noncontrolling interest in net loss	4.5		6.4
Net loss attributed to common stockholders	$(2.3)		$(3.2)
Basic weighted average common shares outstanding	20.9		20.9
Diluted weighted average common shares outstanding	20.9		20.9
Loss per share - basic and diluted	$(0.12)		$(0.17)
Dividend declared per share	$0.16		$0.32
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited and in millions)

	Common Stock Issued		Additional Paid In Capital	Accumulated Deficit	Partnership capital	Total Shareholder’s Equity/ Parent’s Net Investment	Non Controlling Interest	Total Equity
	Shares	Amount
Balance December 31, 2012	—	$—	$7.1	$—	$493.0	$500.1	$—	$500.1
Net loss – January 1, 2013 to January 23, 2013	—	—	—	—	(20.2)	(20.2)	—	(20.2)
Other contributions from Parent	—	—	—	—	1.3	1.3	—	1.3
Contributions from Parent–transaction compensation expense reimbursement	—	—	—	—	19.6	19.6	—	19.6
Noncontrolling interest effective January 24, 2013	—	—	(7.1)	—	(493.7)	(500.8)	500.8	—
Common stock issued	19.0	0.2	336.9	—	—	337.1	—	337.1
Common stock issued to CBI in exchange for operating partnership units	1.5	—	—	—	—	—	—	—
Common stock issued to CBI in exchange for settlement of IPO costs paid by CBI	0.4	—	7.1	—	—	7.1	(7.1)	—
IPO costs	—	—	(9.5)	—	—	(9.5)	—	(9.5)
Restricted shares issued	1.2	—	—	—	—	—	—	—
Net loss – January 24, 2013 to June 30, 2013	—	—	—	(9.6)	—	(9.6)	—	(9.6)
Noncontrolling interest allocated net loss	—	—	—	6.4	—	6.4	(6.4)	—
Stock based compensation	—	—	3.0	—	—	3.0	—	3.0
Dividends declared, $0.32 per share	—	—	—	(6.5)	—	(6.5)	(14.1)	(20.6)
Balance at June 30, 2013	22.1	$0.2	$337.5	$(9.7)	$—	$328.0	$473.2	$801.2
The accompanying notes are an integral part of the condensed consolidated financial statements

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Successor	Predecessor	Predecessor
	January 24, 2013 to June 30, 2013	January 1, 2013 to January 23, 2013	Six Months Ended June 30, 2012
Net cash provided by operating activities	$39.5	$2.0	$31.8
Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	(26.6)	—	(23.4)
Capital expenditures – other development	(67.0)	(7.7)	(81.4)
Release of restricted cash	4.4	1.9	—
Advances to affiliates	—	—	(3.8)
Net cash used in investing activities	(89.2)	(5.8)	(108.6)
Cash flows from financing activities:
Issuance of common stock	360.5	—	—
IPO costs	(23.4)	—	—
Borrowings from affiliates, net	—	—	81.4
Dividends paid	(10.3)	—	—
Payments on capital leases and other financing arrangements	(2.5)	(0.6)	(3.3)
Payments to buyout capital leases	(9.6)	—	—
Payment to buyout other financing arrangement	(10.2)	—	—
Contributions (distributions) from (to) parent, net	—	0.2	(0.5)
Net cash provided by financing activities	304.5	(0.4)	77.6
Net increase (decrease) in cash and cash equivalents	254.8	(4.2)	0.8
Cash and cash equivalents at beginning of period	12.3	16.5	0.6
Cash and cash equivalents at end of period	$267.1	$12.3	$1.4
Supplemental disclosures
Cash paid for interest	$19.9	$0.3	$21.5
Capitalized interest	1.1	—	1.4
Acquisition of property in accounts payable and other liabilities	29.6	15.7	13.3
Assumed liabilities in buyout of other financing obligation lease	0.2	—	—
Contribution receivable from Parent related to transaction-related compensation	—	19.6	—
Dividends payable	10.3	—	—
Deferred IPO costs	—	1.7	—
Deferred IPO costs reclassified to additional paid in capital	9.5	—	—
The accompanying notes are an integral part of the condensed consolidated financial statements

CyrusOne Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business
CyrusOne Inc., together with CyrusOne GP, a wholly-owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. holds a controlling interest in CyrusOne LP (the “Operating Partnership”) and the subsidiaries of the Operating Partnership (collectively, “CyrusOne”, “we”, “us”, “our”, and the “Company”) is an owner, operator and developer of enterprise-class, carrier neutral data centers. Our customers operate in a number of industries, including energy, oil and gas, mining, medical, technology, finance and consumer goods and services. We currently operate 25 data centers located in the United States, United Kingdom and Singapore.
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
On January 24, 2013, CyrusOne Inc. completed its initial public offering (“IPO”) of common stock, issuing approximately 19.0 million shares for $337.1 million, net of underwriters' discounts. At which time the Operating Partnership executed a 2.8 to 1.0 reverse unit split, resulting in CBI owning 44.1 million Operating Partnership units. In addition, CBI exchanged approximately 1.5 million of its Operating Partnership’s units for 1.5 million shares of CyrusOne Inc. common stock, and CBI was issued 0.4 million shares of CyrusOne Inc. common stock in repayment for transaction costs paid by CBI. CyrusOne Inc. also issued approximately 1.0 million shares of restricted stock to its directors and employees. In addition, on January 24, 2013, CyrusOne Inc., together with CyrusOne GP, purchased approximately 21.9 million or 33.9% of the Operating Partnership’s units for $337.1 million and through CyrusOne GP assumed the controlling interest in the Operating Partnership. CBI retained a non-controlling interest in the Operating Partnership of 66.1%.
As of June 30, 2013 the total number of outstanding partnership units was 64.5 million and CBI holds a 65.8% ownership in the Operating Partnership.

3. Basis of Presentation
The accompanying condensed consolidated financial statements as of December 31, 2012 and for the periods ended January 23, 2013 and June 30, 2012, were prepared using CBI’s historical basis in the assets and liabilities of its data center business. The condensed consolidated financial statements include all revenues, costs, assets and liabilities directly attributable to the data center business. In addition, certain expenses reflected in the consolidated financial statements include allocations of corporate expenses from CBI, which in the opinion of management are reasonable (see further discussion at Note 12). Such condensed consolidated financial statements do not fully reflect what CyrusOne’s financial position, results of operations and cash flows would have been had CyrusOne been a stand-alone company during these respective periods. As a result, historical financial information is not necessarily indicative of CyrusOne’s future results of operations, financial position and cash flows. The financial statements for the period prior to the effective date of the IPO, January 24, 2013, are deemed to be the financial statements of the “Predecessor” company and the periods subsequent to January 24, 2013 are deemed to be the financial statements of the “Successor” company. The financial statements for the Predecessor periods are considered combined and the financial statements for the Successor periods are considered consolidated.
In addition, the accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on March 29, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

It should also be noted that the results for the interim periods shown in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of June 30, 2013 and our results of operations and our cash flows for the three months ended June 30, 2013, the periods ended June 30, 2013 (January 24, 2013 to June 30, 2013), January 23, 2013 (January 1, 2013 to January 23, 2013) and the three and six months ended June 30, 2012. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited financial statements as of December 31, 2012.

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
Management reviews the carrying value of long-lived assets, including intangible assets with definite lives, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Examples of such indicators may include a significant adverse change in the extent to which or manner in which the property is being used, an accumulation of costs significantly in excess of the amount originally expected for acquisition or development, or a history of operating or cash flow losses. When such indicators exist, we review an estimate of the undiscounted future cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition and compare such amount to its carrying amount. We consider factors such as future operating income, leasing demand, competition and other factors. If our undiscounted net cash flows indicate that we are unable to recover the carrying value of the asset, an impairment loss is recognized. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value. There was an impairment of $13.3 million recognized during the three and six months ended June 30, 2012, with no impairments recognized for any of the periods presented in 2013.
Deferred Costs—Deferred costs include both deferred leasing costs and deferred financing costs. Leasing commissions incurred at the commencement of a new lease are capitalized and amortized over the term of the customer lease. Amortization of deferred leasing costs is presented with depreciation and amortization in the accompanying condensed consolidated statements of operations. If a lease terminates prior to the expected term of the lease, the remaining unamortized cost is written off to amortization expense. Deferred costs are presented with other assets in the accompanying condensed consolidated balance sheets.
Deferred financing costs include costs incurred in connection with issuance of debt and the revolving credit agreement. These financing costs are capitalized and amortized over the term of the debt or revolving credit agreement and are included as a component of interest expense. Deferred financing costs are also presented with other assets in the accompanying condensed consolidated balance sheets.
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
Revenue is recognized for services or products that are deemed separate units of accounting. When a customer makes an advance payment which is not deemed a separate unit of accounting, deferred revenue is recorded. This revenue is recognized ratably over the expected term of the lease, unless the pattern of service suggests otherwise.
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
General and Administrative Expense—General and administrative expense is comprised of salaries and benefits of senior employees and support functions, such as legal, accounting, and professional service fees.
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
Amortization expense is recognized over the estimated useful lives of finite-lived intangibles. An accelerated method of amortization is utilized to amortize our customer relationship intangible, consistent with the benefit expected to be derived from this asset. We amortize trademarks, favorable leasehold interests, deferred leasing costs and deferred leasing commissions, over their estimated useful lives. The estimated useful life of trademarks and customer relationships is eight to 15 years. In addition, we have a favorable leasehold interest related to a land lease that is being amortized over the remaining lease term of 56 years.
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
Transaction Costs—Transaction costs represent legal, accounting and professional fees incurred in connection with the formation transactions, our qualification as a REIT, completed and potential business combinations, and costs incurred to pursue additional property purchases. Transaction costs are expensed as incurred.
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
While CyrusOne Inc. and the Operating Partnership do not pay federal income taxes, we are still subject to foreign, state and local income taxes in the locations in which it conducts business. Our taxable REIT subsidiaries (each a “TRS”) are also subject to federal and state income taxes to the extent there is taxable income.
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions.  The Company's previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires.  With a few exceptions, the Company is no longer subject to U. S. federal, state or local examinations for years prior to 2009.
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

Comprehensive Income (Loss)—Comprehensive income (loss) equaled our net income (loss) for all periods presented.
Stock-Based Compensation—For all the Predecessor periods presented, some of our employees participated in CBI’s stock-based compensation plans. CBI values all share-based payments to employees at fair value on the date of grant and expenses this amount over the applicable vesting period. The fair value of stock options and stock appreciation rights was determined using the Black-Scholes option-pricing model using assumptions such as volatility, risk-free interest rate, holding period and expected dividends. The fair value of stock awards was based upon the closing market price of CBI’s common stock on the date of grant. For all share-based awards, a forfeiture rate is estimated based upon historical forfeiture patterns. The forfeiture rate reduces the total fair value of the awards that was recognized as compensation expense. For graded vesting awards, CBI’s policy is to recognize compensation expense on a straight-line basis over the vesting period. Certain employees were granted awards, which were indexed to the change in CBI’s common stock price. The accompanying condensed consolidated financial statements include an allocation of stock-based compensation costs for awards granted to our employees. Upon completion of the IPO, all awards were either terminated and settled by CBI with each respective employee or vesting was accelerated.
In conjunction with the IPO, our Board of Directors adopted the 2012 Long-Term Incentive Plan (“LTIP Plan”). See further discussion in Note 10.
Fair Value Measurements—Fair value measurements are utilized in accounting for business combinations and testing of goodwill and other long-lived assets for impairment. Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:
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
Earnings per share—For all periods subsequent to January 23, 2013, we will present Earnings Per Share (“EPS”) data. Basic EPS includes only the weighted average number of common shares outstanding during the period. Diluted EPS includes the weighted average number of common shares and the dilutive effect of stock options, restricted stock and share unit awards and convertible subordinated notes outstanding during the period, when such instruments are dilutive.
All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are treated as participating in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted EPS must be applied.

5. Investment in Real Estate
A schedule of our gross investment in real estate follows:

	Successor			Predecessor
	June 30, 2013			December 31, 2012
	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment
West Seventh St., Cincinnati, OH (7th Street)	0.9	108.8	0.8	0.9	108.7	0.8
Parkway Dr., Mason, OH (Mason)	—	20.2	0.5	—	20.2	0.4
Industrial Rd., Florence, KY (Florence)	8.8	42.2	2.0	—	46.8	0.5
Goldcoast Dr., Cincinnati, OH (Goldcoast)	0.6	6.7	—	0.6	6.7	—
Knightsbridge Dr., Hamilton, OH (Hamilton)	—	49.2	3.5	—	49.9	2.1
E. Monroe St., South Bend, IN (Monroe St.)	—	2.5	—	—	3.2	—
Springer St., Lombard, IL (Lombard)	1.2	4.0	0.1	—	2.6	—
Crescent Circle, South Bend, IN (Blackthorn)	—	3.3	0.1	—	3.3	0.1
Kingsview Dr., Lebanon, OH (Lebanon)	4.0	71.0	1.2	4.0	71.0	1.1
McAuley Place, Blue Ash, OH (Blue Ash)	—	0.6	—	—	0.6	—
Westway Park Blvd., Houston, TX (Houston West)	1.4	88.4	19.2	3.3	87.8	12.0
Westway Park Blvd., Houston, TX (Houston West 2)	2.0	20.1	9.4	—	—	—
N. Sam Houston Pky., Houston, TX (Houston-MetroNational)	18.2	—	—	—	—	—
Southwest Fwy., Houston, TX (Galleria)	—	68.3	10.3	—	66.0	6.6
E. Ben White Blvd., Austin, TX (Austin 1)	—	22.5	1.0	—	22.6	0.8
S. State Highway 121 Business Lewisville, TX (Lewisville)	—	76.9	18.1	—	76.0	9.6
Marsh Lane Carrollton, TX	—	0.1	0.2	—	0.1	0.2
Midway Rd., Carrollton, TX	—	2.0	0.3	—	2.0	0.3
Frankford Carrollton, TX	16.1	38.8	10.8	16.1	34.6	5.0
Bryan St., Dallas, TX	—	0.1	0.1	—	0.1	—
North Freeway, Houston, TX (Greenspoint)	—	1.3	0.4	—	1.3	0.4
South Ellis Street Chandler, AZ (Phoenix)	14.8	55.4	9.2	15.0	38.7	6.8
Westover Hills Blvd, San Antonio, TX (San Antonio)	4.6	31.8	8.6	4.6	30.8	4.7
Metropolis Dr., Austin, TX (Austin 2)	2.0	22.8	1.1	—	22.7	0.6
Kestral Way (London)	—	32.1	0.4	—	17.1	0.3
Jurong East (Singapore)	—	9.4	0.1	—	9.7	0.1
Total	$74.6	$778.5	$97.4	$44.5	$722.5	$52.4
Construction in progress was $48.2 million and $64.2 million as of June 30, 2013 and December 31, 2012, respectively. We continue to have high amounts of construction in progress as we continue to build data center facilities.

In March 2013, we purchased a 33 acre parcel of land in the Houston West metro area adjacent to our existing Houston facilities for $18.2 million. We plan to develop this land in the future into data center space.

On May 1, 2013, we executed our lease buyout option to purchase the Springer Street, Lombard, IL (Lombard) data center facility for a total purchase price of $5.5 million. The purchase price was used to settle the related capital lease obligation of $2.8 million and the excess purchase price of $2.7 million was allocated to the relative fair value of land and building.

On May 3, 2013, we executed our lease buyout option to purchase the Industrial Road, Florence, KY (Florence) data center facility for a total purchase price of $10.5 million. The purchase price was used to settle the related capital lease obligation of $6.8 million and the excess purchase price of $3.7 million was allocated to the relative fair value of land and building.

On June 18, 2013, we extinguished our Metropolis Drive, Austin, TX (Austin 2) data center facility related financing lease obligation for $12.2 million.  The extinguishment resulted in the settlement of the related financing lease obligation for Austin of $8.9 million, acquisition of land of $2.0 million and a loss on debt extinguishment of $1.3 million.

The allocated amounts related to the Lombard and Florence data center acquisitions represent a preliminary allocation of purchase price to the assets acquired and are subject to final fair value measurements.

6. Debt and Other Financing Arrangements
The Company’s outstanding debt and other financing arrangements consists of the following:

	Successor	Predecessor
(dollars in millions)	June 30, 2013	December 31, 2012
Revolving credit agreement	$—	$—
Capital lease obligations	19.8	32.2
6 3/8% Senior Notes due 2022	525.0	525.0
Other financing arrangements	54.0	60.8
Total	$598.8	$618.0

Revolving credit agreement—As of June 30, 2013 and December 31, 2012, we had no outstanding borrowings on our revolving credit agreement, leaving $225 million available for borrowings with a sub-limit of $50 million for letters of credit and a $30 million sub-limit for swing line loans. The revolving credit agreement has a maturity date of November 20, 2017.
Borrowings under the revolving credit agreement will be used for working capital, capital expenditures and other general corporate purposes of CyrusOne LLC, the operating subsidiary of CyrusOne LP, the borrower and the other subsidiaries of CyrusOne, including for acquisitions, dividends and other distributions permitted thereunder. Letters of credit will be used for general corporate purposes.
All obligations under the revolving credit agreement are unconditionally guaranteed by CyrusOne Inc., CyrusOne GP and each of CyrusOne LP’s existing and future domestic wholly-owned subsidiaries, subject to certain exceptions. All obligations under the revolving credit agreement, and the guarantees of those obligations, are secured by substantially all of our assets, subject to certain exceptions.
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
Capital lease obligations—We use leasing as a source of financing for certain of our data center facilities and related equipment. We currently operate four data center facilities recognized as capital leases. We have options to extend the initial lease term on all of these leases. Interest expense on capital lease obligations was $1.5 million, $3.0 million and $0.3 million, for the three months ended June 30, 2013, and the periods ended June 30, 2013, and January 23, 2013, respectively. For the three and six months ended June 30, 2012, interest expense was $1.5 million and $3.3 million, respectively.
6 3/8% Senior Notes due 2022—On November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. (the “Issuers”) issued $525 million of 6 3/8% Senior Notes due 2022 (“Senior Notes”). The Senior Notes are senior unsecured obligations of the Issuers, which rank equally in right of payment with all existing and future unsecured senior debt of the Issuers. The Senior Notes are effectively subordinated to all existing and future secured indebtedness of the Issuers to the extent of the value of the assets securing such indebtedness. The Senior Notes are guaranteed on a joint and several basis by CyrusOne Inc., CyrusOne GP, and each of CyrusOne LP’s existing and future domestic wholly-owned subsidiaries, subject to certain exceptions. Each such guarantee is a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior debt of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness. The Senior Notes are structurally subordinated to all liabilities (including trade payables) of each subsidiary of the Issuers that does not guarantee the Senior Notes. The Senior Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2013, to persons who are registered holders of the Senior Notes on the immediately preceding May 1 and November 1, respectively. Interest expense on the Senior Notes was $8.3 million, $14.6 million and $2.1 million for the three months ended June 30, 2013 and the periods ended June 30, 2013, and January 23, 2013, respectively. There was no such expense for the three and six months ended June 30, 2012.
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
Deferred financing costs—Deferred financing costs are costs incurred in connection with obtaining long-term financing. We incurred deferred financing costs in connection with the issuance of the Senior Notes. Total deferred financing costs as of June 30, 2013 were $16.0 million. Deferred financing costs are amortized over the term of the related indebtedness. Amortization of deferred financing costs, included in interest expense in the statements of operations, totaled $1.7 million, $2.3 million and $0.1 million for the three months ended June 30, 2013, and the periods ended June 30, 2013 and January 23, 2013, respectively, with no such costs incurred during the three and six months ended June 30, 2012.
Debt covenants
The indenture governing the Senior Notes contains affirmative and negative covenants customarily found in indebtedness of this type, including a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur secured or unsecured indebtedness; pay dividends or distributions on its equity interests, or redeem or repurchase equity interests of the Company; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of the operating partnership’s subsidiaries to pay dividends or make certain transfers and other payments to the operating partnership or to other subsidiaries; sell assets; and merge, consolidate or transfer all or substantially all of the operating partnership’s assets. Notwithstanding the foregoing, the covenants contained in the indenture do not restrict the Company’s ability to pay dividends or distributions to stockholders to the extent (i) no default or event of default exists or is continuing under the indenture and (ii) the Company believes in good faith that we qualify as a REIT under the Internal Revenue Code and the payment of such dividend or distribution is necessary either to maintain its status as a REIT or to enable it to avoid payment of any tax that could be avoided by reason of such dividend or distribution. The Company and its subsidiaries are also required to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis, provided that for the purposes of such calculation their revolving agreement facility shall be treated as unsecured indebtedness.
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
As of June 30, 2013, the Company was in compliance with all covenants.

7. Fair Value of Financial Instruments
The fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these instruments. The carrying value and fair value of other financial instruments are as follows:

	Successor		Predecessor
	June 30, 2013		December 31, 2012
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
6 3/8% Senior Notes due 2022	$525.0	$535.5	$525.0	$547.3
Other financing arrangements	54.0	57.2	60.8	69.5
The fair value of our Senior Notes was estimated based on the estimated fair value of these notes at June 30, 2013 and December 31, 2012 which is considered level two of the fair value hierarchy. The estimated fair value of our Senior Notes is based on our external debt rating and estimated interest rate for similar instruments. The fair value of other financing arrangements at June 30, 2013 and December 31, 2012 was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration. These fair value measurements are considered Level 2 of the fair value hierarchy.

8. Noncontrolling Interest
As part of the IPO, CyrusOne Inc. together with CyrusOne GP, purchased 21.9 million (or 33.9%) of the outstanding partnership units of CyrusOne LP and CBI retained a 66.1% ownership or 42.6 million Operating Partnership units in CyrusOne LP. Commencing on January 17, 2014, CBB may exchange the partnership units of CyrusOne into cash, or shares of common stock as determined by us, on a one-for-one basis based upon the fair value of a share of our common stock. We have evaluated whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of these Operating Partnership units. Based on the results of this analysis, we concluded that these convertible Operating Partnership units met the criteria to be classified within equity at June 30, 2013. For each share of common stock issued by us, the Operating Partnership issues an equivalent Operating Partnership unit to the Company. The redemption value of the noncontrolling interests at June 30, 2013, was approximately $883 million based on the closing price of our stock of $20.74 on June 28, 2013 the last trading day of the quarter ended June 30, 2013. CBI holds a 65.8% ownership as of June 30, 2013.

9. Shareholders’ Equity
On June 4, 2013, we declared a regular cash dividend for the quarter ended June 30, 2013, of $0.16 per common share payable to shareholders of record as of June 28, 2013. In addition, holders of Operating Partnership units also received a distribution of $0.16 per unit. The dividend and distribution were paid on July 15, 2013.

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
The Company recognized stock-based compensation expense of approximately $1.5 million and $2.7 million for the three months ended June 30, 2013, and the period ended June 30, 2013. In addition, we had unrecognized compensation expense of approximately $16.4 million as of June 30, 2013.
Performance Based Awards

On April 17, 2013, the Company approved grants of performance-based options and performance-based restricted stock under the Company’s 2012 Long Term Incentive Plan.These awards generally vest over three years and upon the achievement of certain performance-based objectives. These awards are expensed based on the grant date fair value if it is probable that the performance conditions will be achieved.
The Company recognized stock-based compensation expense of approximately $0.3 million for the three months and period ended June 30, 2013, respectively. In addition, we had unrecognized compensation expense of approximately $3.5 million as of June 30, 2013.
The performance criteria is based on achieving both an EBITDA and a market share price target by the end of the three year period. We are accounting for a compensation charge based on achieving 100% of both targets.

11. Loss per Share
Basic loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. In addition, net loss applicable to participating securities and the related participating securities are excluded from the computation of basic loss per share.
Diluted loss per share is calculated using the weighted average number of shares of common stock outstanding during the period, including restricted stock outstanding. If there is net income during the period, the dilutive impact of common stock equivalents outstanding would also be reflected.

The following tables reflect a reconciliation of the shares used in the basic and diluted net loss per share computation for the period ended June 30, 2013:

	Three Months Ended		Period Ended
	June 30, 2013		June 30, 2013
(dollars in millions, except per share amount)	Basic	Diluted	Basic	Diluted
Numerator:
Net loss attributed to common stockholders	$(2.3)	$(2.3)	$(3.2)	$(3.2)
Less: Restricted stock dividends	(0.2)	(0.2)	(0.3)	(0.3)
Net loss available to stockholders	$(2.5)	$(2.5)	$(3.5)	$(3.5)
Denominator:
Weighted average common outstanding - basic	20.9	20.9	20.9	20.9
Performance-based restricted stock(1)		—		—
Convertible securities(1)		—		—
Weighted average shares outstanding- diluted		20.9		20.9
EPS:
Net loss per share- basic	$(0.12)		$(0.17)
Effect of dilutive shares
Net loss per share- diluted		$(0.12)		$(0.17)

(1) We have excluded 0.2 million of restricted stock, and 42.6 million of Operating Partnership units which are convertible securities into common stock in January 2014, from our diluted earnings per share as of June 30, 2013. These amounts were deemed anti-dilutive.

12. Related Party Transactions
Prior to November 20, 2012, CyrusOne Inc., CyrusOne GP, CyrusOne LP and its subsidiaries were not separate legal entities and were operated by CBI during the periods presented. As discussed in Note 3, the condensed consolidated financial statements have been prepared from the records maintained by CBI and may not necessarily be indicative of the conditions that would have existed or the results of operations that would have occurred if the business had been operated as an unaffiliated company. The condensed consolidated financial statements reflect the following transactions with CBI and its affiliated entities, including Cincinnati Bell Telephone (“CBT”) and Cincinnati Bell Technology Solutions (“CBTS”).
Revenues—The Company records revenues from CBI under contractual service arrangements. These services include lease of data center space, power and cooling in certain of our data center facilities and network interface services.
Operating Expenses— The Company records expenses from CBI incurred in relation to network support, services calls, monitoring and management, storage and backup, IT systems support, and connectivity services.
Revenues and expenses for the periods presented were as follows:

	Successor	Predecessor	Successor	Predecessor	Predecessor
(dollars in millions)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	January 24, 2013 to June 30, 2013	January 1, 2013 to January 23, 2013	Six Months Ended June 30, 2012
Revenue:
Data center colocation agreement provided to CBT and CBTS	$1.0	$0.5	$2.0	$0.3	$1.0
229 West 7th street lease provided to CBT	0.1	—	0.1	—	—
Parkway (Mason) lease provided to CBTS	0.1	—	0.1	—	—
Transition services provided to CBTS (network interfaces)	0.5	0.1	0.7	0.1	0.2
Data center leases provided to CBTS	0.7	3.5	3.4	0.9	6.8
Total revenue	$2.4	$4.1	6.3	$1.3	$8.0

Operating costs and expenses:
Transition services provided by CBTS (storage & backup)	$—	$0.4	$—	$—	$0.8
Charges for services provided by CBT (connectivity)	0.5	0.1	0.7	0.1	0.3
Allocated employee benefit plans by CBI	—	0.4	—	0.2	1.1
Allocated centralized insurance costs by CBI	—	0.1	—	0.1	0.2
General & administrative services provided by CBI	—	6.3	—	0.1	8.4
Management fees with CBI	—	0.5	—	—	1.2
Accounts receivable securitization provided by CBI	—	1.1	—	—	2.3
Interest expense on note with CBI	—	7.2	—	—	14.4
Interest expense on line of credit with CBI	—	1.7	—	—	3.6
Total operating costs and expenses	$0.5	$17.8	$0.7	$0.5	$32.3

As of June 30, 2013, the amounts receivable and payable to CBI were as follows:

	Successor	Predecessor
	As of	As of
(dollars in millions)	June 30, 2013	December 31, 2012

Accounts receivable from CBI	$1.3	$2.2

Accounts payable	$0.4	$2.9
Dividends payable	7.2	—
Payable to CBI	$7.6	$2.9
The dividends payable as of June 30,2013, reflect the balance due to CBI related to the dividend declared on June 4, 2013 of $0.16 per share.

13. Income Taxes
CyrusOne Inc., will elect to be taxed as a REIT under the Code, as amended, commencing with our taxable year ended December 31, 2013. To qualify as a REIT, we are required to distribute at least 90% of our taxable income to our stockholders and meet various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our stockholders. It is our policy and intent, subject to change, to distribute 100% of our taxable income and therefore no provision is required in the accompanying financial statements for federal income taxes with regards to activities of the CyrusOne Inc. and its subsidiary pass-through entities.
We have elected to designate two subsidiaries as taxable REIT subsidiaries (each, a TRS). A TRS may perform services for our tenants that would otherwise be considered impermissible for REITs. The income generated from these services is taxed at federal and state corporate rates. Income tax expense for the three months and period ended June 30, 2013, were $0.3 million and $0.5 million.
For certain entities we calculate deferred tax assets and liabilities for temporary differences in the bases between financial statement and income tax assets and liabilities at the enacted. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred income tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Deferred tax assets (net of valuation allowance) and liabilities were accrued, as necessary, for the period ended June 30, 2013 and December 31, 2012. The net deferred tax assets were $0.5 million as of June 30, 2013, and December 31, 2012, respectively.

14. Guarantors
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the “Issuers”), had $525 million aggregate principal amount of Senior Notes outstanding at June 30, 2013. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (“Parent Guarantor”), CyrusOne GP (“General Partner”), and CyrusOne LP’s wholly owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc. and CyrusOne Foreign Holdings LLC (such subsidiaries, together the “Guarantors”). None of the subsidiaries organized outside of the United States (collectively, the “Non-Guarantors”) guarantee the Senior Notes. Subject to the provisions of the indenture governing the Senior Notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

•
upon the sale or other disposition (including by way of consolidation or merger) of such Guarantor or of all of the capital stock of such Guarantor such that such Guarantor is no longer a restricted subsidiary under the indenture,

•	upon the sale or disposition of all or substantially all of the assets of the Guarantor,

•	upon the LP Co-issuer designating such Guarantor as an unrestricted subsidiary under the terms of the indenture,

•	if such Guarantor is no longer a guarantor or other obligor of any other indebtedness of the LP Co-issuer or the Parent Guarantor, and

•	upon the defeasance or discharge of the Senior Notes in accordance with the terms of the indenture.
The following provides information regarding the entity structure of each guarantor of the Senior Notes:
CyrusOne Inc. – CyrusOne Inc. was formed on July 31, 2012. As of January 23, 2013, CyrusOne Inc. was a wholly-owned subsidiary of CBI. Effective January 24, 2013, CyrusOne Inc., completed its initial public offering (“IPO”) of common stock for net proceeds of $337.1 million, and together with the General Partner, purchased a 33.9% ownership interest in CyrusOne LP. CyrusOne Inc. also represents a guarantor or Parent Guarantor and became a separate registrant with the Security and Exchange Commission (“SEC”) upon completion of its IPO.
CyrusOne GP – CyrusOne GP was formed on July 31, 2012 and was a wholly-owned subsidiary of CyrusOne Inc. as of January 23, 2013. Effective upon completion of CyrusOne Inc.’s IPO, this entity became the general partner and 1% owner of CyrusOne LP and has no other assets or operations. Prior to the IPO, this entity did not incur any obligations or record any transactions.
Issuers – The Issuers include CyrusOne LP and CyrusOne Finance Corp. CyrusOne Finance Corp., a wholly-owned subsidiary of CyrusOne LP, was formed for the sole purpose of acting as co-issuer of the Senior Notes and has no other assets or operations. CyrusOne LP, in addition to being the co-issuer of the Senior Notes, is also the 100% owner, either directly or indirectly, of the Guarantors and Non-Guarantors.
Guarantors – The guarantors include CyrusOne LLC, CyrusOne TRS Inc., and CyrusOne Foreign Holdings LLC. CyrusOne LLC accounts for all of the domestic operations of CyrusOne LP, including the businesses that composed the Predecessor operations. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly owns 100% of the Non-Guarantors. As of June 30, 2013, CyrusOne TRS Inc. had not incurred any obligations or recorded any material transactions for the three months and periods ended June 30, 2013.
As of June 30, 2013, the Non-Guarantors consist of 100% owned subsidiaries which conduct operations in the United Kingdom and Singapore.

The following schedules present the financial information for the three months ended June 30, 2013, period ended June 30, 2013, period ended January 23, 2013, and the three and six months ended June 30, 2012 for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors. The financial statements for the period ended January 23, 2013, present the financial information for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors, prior to the effective date of the IPO. The financial statements for the three months and period ended June 30, 2013, present the financial information for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors, after the effective date of the IPO. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.

Condensed Consolidating Balance Sheets

(dollars in millions)	As of June 30, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Land	$—	$—	$—	$—	$74.6	$—	$—	$74.6
Buildings and improvements	—	—	—	—	737.0	41.5	—	778.5
Equipment	—	—	—	—	96.9	0.5	—	97.4
Construction in progress	—	—	—	—	48.1	0.1	—	48.2
Subtotal	—	—	—	—	956.6	42.1	—	998.7
Accumulated depreciation	—	—	—	—	(205.5)	(3.2)	—	(208.7)
Net investment in real estate	—	—	—	—	751.1	38.9	—	790.0
Cash and cash equivalents	—	—	—	—	265.6	1.5	—	267.1
Investment in subsidiary	801.2	8.0	816.6	—	0.1	—	(1,625.9)	—
Rent and other receivables	—	—	—	—	27.0	0.2	—	27.2
Intercompany and loan receivable	—	—	508.1	508.2	0.3	—	(1,016.6)	—
Restricted cash	—	—	—	—	—	—	—	—
Goodwill	—	—	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	—	—	94.1	—	—	94.1
Due from affiliates	—	—	—	—	1.6	—	—	1.6
Other assets	—	—	16.0	16.0	46.3	1.3	(16.0)	63.6
Total assets	$801.2	$8.0	$1,340.7	$524.2	$1,462.3	$41.9	$(2,658.5)	$1,519.8
Accounts payable and accrued expenses	$—	$—	$7.7	$4.2	$22.3	$0.5	$(4.2)	$30.5
Deferred revenue	—	—	—	—	52.3	0.5	—	52.8
Intercompany and loan payable	—	—	—	—	508.1	0.3	(508.4)	—
Due to affiliates	—	—	6.8	—	0.9	—	—	7.7
Capital lease obligations	—	—	—	—	11.3	8.5	—	19.8
Long-term debt	—	—	525.0	525.0	—	—	(525.0)	525.0
Other financing arrangements	—	—	—	—	22.0	32.0	—	54.0
Other liabilities	—	—	—	—	28.8	—	—	28.8
Total liabilities	—	—	539.5	529.2	645.7	41.8	(1,037.6)	718.6
Total equity	801.2	8.0	801.2	(5.0)	816.6	0.1	(1,620.9)	801.2
Total liabilities and equity	$801.2	$8.0	$1,340.7	$524.2	$1,462.3	$41.9	$(2,658.5)	$1,519.8

(dollars in millions)	As of December 31, 2012
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Land	$—	$—	$—	$—	$44.5	$—	$—	$44.5
Buildings and improvements	—	—	—	—	695.7	26.8	—	722.5
Equipment	—	—	—	—	52.0	0.4	—	52.4
Construction in progress	—	—	—	—	51.4	12.8	—	64.2
Subtotal	—	—	—	—	843.6	40.0	—	883.6
Accumulated depreciation	—	—	—	—	(174.8)	(1.9)	—	(176.7)
Net investment in real estate	—	—	—	—	668.8	38.1	—	706.9
Cash and cash equivalents	—	—	—	—	15.6	0.9	—	16.5
Investment in subsidiary	—	—	497.2	—	0.4	—	(497.6)	—
Rent and other receivables	—	—	—	—	32.6	0.6	—	33.2
Restricted cash	—	—	—	—	6.3	—	—	6.3
Goodwill	—	—	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	—	—	102.6	—	—	102.6
Intercompany and loan receivable	—	—	508.2	508.2	—	—	(1,016.4)	—
Due from affiliates	—	—	—	—	2.2		—	2.2
Other assets	7.9	—	17.0	17.0	41.6	0.5	(17.0)	67.0
Total assets	$7.9	$—	$1,022.4	$525.2	$1,146.3	$40.1	$(1,531.0)	$1,210.9
Accounts payable and accrued expenses	$0.8	$—	$4.4	$4.4	$24.2	$0.1	$(4.4)	$29.5
Deferred revenue	—	—	—	—	52.3	0.5	—	52.8
Intercompany and loan payable	—	—	—	—	508.0	0.2	(508.2)	—
Due to affiliates	—	—	—	—	2.9	—	—	2.9
Capital lease obligations	—	—	—	—	23.2	9.0	—	32.2
Long-term debt	—	—	525.0	525.0	—	—	(525.0)	525.0
Other financing arrangements	—	—	—	—	31.0	29.8	—	60.8
Other liabilities	—	—	—	—	7.5	0.1	—	7.6
Total liabilities	0.8	—	529.4	529.4	649.1	39.7	(1,037.6)	710.8
Total parent’s net investment	7.1	—	493.0	(4.2)	497.2	0.4	(493.4)	500.1
Total liabilities and parent’s net investment	$7.9	$—	$1,022.4	$525.2	$1,146.3	$40.1	$(1,531.0)	$1,210.9

Condensed Consolidating Statements of Operations

(dollars in millions)	Three Months Ended June 30, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$—	$—	$62.5	$1.1	$—	$63.6
Costs and expenses:
Property operating expenses	—	—	—	—	23.8	0.8	—	24.6
Sales and marketing	—	—	—	—	2.8	0.1	—	2.9
General and administrative	—	—	—	—	7.1	—	—	7.1
Depreciation and amortization	—	—	—	—	22.3	0.7	—	23.0
Transaction costs	—	—	—	—	0.4	—	—	0.4
Total costs and expenses	—	—	—	—	56.4	1.6	—	58.0
Operating income (loss)	—	—	—	—	6.1	(0.5)	—	5.6
Interest expense (income)	—	—	10.1	10.1	0.2	0.5	(10.1)	10.8
Loss on extinguishment of debt	—	—	—	—	1.3	—	—	1.3
Income (loss) before income taxes	—	—	(10.1)	(10.1)	4.6	(1.0)	10.1	(6.5)
Income tax expense	—	—	—	—	(0.3)	—	—	(0.3)
Income (loss) from continuing operations	—	—	(10.1)	(10.1)	4.3	(1.0)	10.1	(6.8)
Equity earnings (loss) related to investment in subsidiaries	(6.8)	(0.1)	3.3	—	(1.0)	—	4.6	—
Noncontrolling interest in net loss	4.5	—	—	—	—	—	—	4.5
Net income (loss) attributed to common stockholders	$(2.3)	$(0.1)	$(6.8)	$(10.1)	$3.3	$(1.0)	$14.7	$(2.3)

(dollars in millions)	Three Months Ended June 30, 2012
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$—	$—	$53.6	$0.4	$—	$54.0
Costs and expenses:
Property operating expenses	—	—	—	—	17.8	0.3	—	18.1
Sales and marketing	—	—	—	—	1.8	—	—	1.8
General and administrative	—	—	—	—	5.5	—	—	5.5
Depreciation and amortization	—	—	—	—	17.8	—	—	17.8
Transaction costs	—	—	—	—	0.7	—	—	0.7
Management fees charged by CBI	—	—	—	—	0.5	—	—	0.5
Loss on sale of receivables to an affiliate	—	—	—	—	1.1	—	—	1.1
Asset impairment	—	—	—	—	13.3	—	—	13.3
Total costs and expenses	—	—	—	—	58.5	0.3	—	58.8
Operating income (loss)	—	—	—	—	(4.9)	0.1	—	(4.8)
Interest expense	—	—	—	—	9.4	0.3	—	9.7
Loss before income taxes	—	—	—	—	(14.3)	(0.2)	—	(14.5)
Income tax benefit	—	—	—	—	4.6	—	—	4.6
Loss from continuing operations	—	—	—	—	(9.7)	(0.2)	—	(9.9)
Equity earnings (loss) related to investments in subsidiaries	—	—	—	—	(0.2)	—	0.2	—
Net loss	$—	$—	$—	$—	$(9.9)	$(0.2)	$0.2	$(9.9)

(dollars in millions)	Period Ended June 30, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$—	$—	$107.0	$1.6	$—	$108.6
Costs and expenses:
Property operating expenses	—	—	—	—	38.8	1.1	—	39.9
Sales and marketing	—	—	—	—	4.9	0.1	—	5.0
General and administrative	—	—	—	—	12.5	—	—	12.5
Depreciation and amortization	—	—	—	—	38.1	1.3	—	39.4
Transaction costs	—	—	—	—	0.4	—	—	0.4
Total costs and expenses	—	—	—	—	94.7	2.5	—	97.2
Operating income (loss)	—	—	—	—	12.3	(0.9)	—	11.4
Interest expense (income)	—	—	17.3	17.3	0.9	1.0	(17.3)	19.2
Loss on extinguishment of debt	—	—	—	—	1.3	—	—	1.3
Income (loss) before income taxes	—	—	(17.3)	(17.3)	10.1	(1.9)	17.3	(9.1)
Income tax expense	—		—	—	(0.5)	—	—	(0.5)
Income (loss) from continuing operations	—	—	(17.3)	(17.3)	9.6	(1.9)	17.3	(9.6)
Equity earnings (loss) related to investment in subsidiaries	(9.6)	(0.1)	7.7	—	(1.9)	—	3.9	—
Noncontrolling interest in net loss	6.4	—	—	—	—	—	—	6.4
Net income (loss) attributed to common stockholders	$(3.2)	$(0.1)	$(9.6)	$(17.3)	$7.7	$(1.9)	$21.2	$(3.2)

(dollars in millions)	Period Ended January 23, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$—	$—	$14.9	$0.2	$—	$15.1
Costs and expenses:
Property operating expenses	—	—	—	—	4.8	—	—	4.8
Sales and marketing	—	—	—	—	0.7	—	—	0.7
General and administrative	—	—	—	—	1.4	0.1	—	1.5
Transaction-related compensation	—	—	—	—	20.0	—	—	20.0
Depreciation and amortization	—	—	—	—	5.2	0.1	—	5.3
Transaction costs	—	—	—	—	0.1	—	—	0.1
Total costs and expenses	—	—	—	—	32.2	0.2	—	32.4
Operating loss	—	—	—	—	(17.3)	—	—	(17.3)
Interest expense	—	—	2.3	2.3	0.1	0.1	(2.3)	2.5
Loss before income taxes	—	—	(2.3)	(2.3)	(17.4)	(0.1)	2.3	(19.8)
Income tax expense	—	—	—	—	(0.4)	—	—	(0.4)
Loss from continuing operations	—	—	(2.3)	(2.3)	(17.8)	(0.1)	2.3	(20.2)
Equity earnings (loss) related to investment in subsidiaries	—	—	(17.9)	—	(0.1)	—	18.0	—
Net loss	$—	$—	$(20.2)	$(2.3)	$(17.9)	$(0.1)	$20.3	$(20.2)

(dollars in millions)	Six Months Ended June 30, 2012
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$—	$—	$105.5	$0.6	$—	$106.1
Costs and expenses:
Property operating expenses	—	—	—	—	34.6	0.8	—	35.4
Sales and marketing	—	—	—	—	3.5	0.1	—	3.6
General and administrative	—	—	—	—	10.0	—	—	10.0
Depreciation and amortization	—	—	—	—	33.6	0.6	—	34.2
Transaction costs	—	—	—	—	0.7	—	—	0.7
Management fees charged by CBI	—	—	—	—	1.2	—	—	1.2
Loss on sale of receivables to an affiliate	—	—	—	—	2.3	—	—	2.3
Asset impairment	—	—	—	—	13.3	—	—	13.3
Total costs and expenses	—	—	—	—	99.2	1.5	—	100.7
Operating income (loss)	—	—	—	—	6.3	(0.9)	—	5.4
Interest expense	—	—	—	—	18.8	1.2	—	20.0
Loss before income taxes	—	—	—	—	(12.5)	(2.1)	—	(14.6)
Income tax benefit	—	—	—	—	4.0	—	—	4.0
Loss from continuing operations	—	—	—	—	(8.5)	(2.1)	—	(10.6)
Equity earnings (loss) related to investments in subsidiaries	—	—	—	—	(2.1)	—	2.1	—
Net loss	$—	$—	$—	$—	$(10.6)	$(2.1)	$2.1	$(10.6)

Condensed Consolidating Statements of Cash Flows

(dollars in millions)	Period Ended June 30, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net cash provided by (used in) operating activities	$—	$—	(18.6)	$(18.5)	$59.1	$(0.7)	$18.2	$39.5
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	—	—	(26.6)	—	—	(26.6)
Capital expenditures - other	—	—	—	—	(66.9)	(0.1)	—	(67.0)
Investment in subsidiaries	(337.1)	—	(337.1)	—	—	—	674.2	—
Intercompany advances, net	—	—	—	—	(0.1)	0.1	—	—
Return of investment	10.3	—	28.8	18.5	—	—	(57.6)	—
Release of restricted cash	—	—	—	—	4.4	—	—	4.4
Net cash provided by (used in) investing activities	(326.8)	—	(308.3)	18.5	(89.2)	—	616.6	(89.2)
Cash flows from financing activities:
Issuance of common stock/partnership units	360.5	—	337.1	—	—	—	(337.1)	360.5
IPO costs	(23.4)	—	—	—	—	—	—	(23.4)
Dividends paid	(10.3)	—	(10.3)	—	(10.3)	—	20.6	(10.3)
Payments on capital leases and other financing arrangements	—	—	—	—	(2.0)	(0.5)	—	(2.5)
Payments to buyout capital leases	—	—	—	—	(9.6)	—	—	(9.6)
Payment to buyout other financing arrangement	—	—	—	—	(10.2)	—	—	(10.2)
Contributions (distributions) from parent guarantor	—	—	—	—	316.6	1.7	(318.3)	—
Net cash provided by (used in) financing activities	326.8	—	326.8	—	284.5	1.2	(634.8)	304.5
Net increase (decrease) in cash and cash equivalents	—	—	(0.1)	—	254.4	0.5	—	254.8
Cash and cash equivalents at beginning of period	—	—	0.1	—	11.2	1.0	—	12.3
Cash and cash equivalents at end of period	$—	$—	$—	$—	$265.6	$1.5	$—	$267.1

	Period Ended January 23, 2013
(dollars in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net cash provided by operating activities	$—	$—	$—	$—	$1.9	$0.1	$—	$2.0
Cash flows from investing activities:
Capital expenditures - other	—	—	—	—	(7.7)	—	—	(7.7)
Release of restricted cash	—	—	—	—	1.9	—	—	1.9
Intercompany advances, net	—	—	0.1	—	(0.1)	—	—	—
Net cash provided by (used in) investing activities	—	—	0.1	—	(5.9)	—	—	(5.8)
Cash flows from financing activities:
Payments on capital lease obligations	—	—	—	—	(0.6)	—	—	(0.6)
Contributions from parent, net	—	—	—	—	0.2	—	—	0.2
Net cash used in financing activities	—	—	—	—	(0.4)	—	—	(0.4)
Net (decrease) increase in cash and cash equivalents	—	—	0.1	—	(4.4)	0.1	—	(4.2)
Cash and cash equivalents at beginning of year	—	—	—	—	15.6	0.9	—	16.5
Cash and cash equivalents at end of period	$—	$—	$0.1	$—	$11.2	$1.0	$—	$12.3

(dollars in millions)	Six Months Ended June 30, 2012
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net cash provided by operating activities	$—	$—	$—	$—	31.0	$0.8	$—	$31.8
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	—	—	(23.4)	—	—	(23.4)
Capital expenditures - other	—	—	—	—	(80.7)	(0.7)	—	(81.4)
Advance to affiliate	—	—	—	—	(3.8)	—	—	(3.8)
Intercompany advances	—	—	—	—	(0.1)	0.1	—	—
Net cash used in investing activities	—	—	—	—	(108.0)	(0.6)	—	(108.6)
Cash flows from financing activities:
Borrowings from affiliates, net	—	—	—	—	81.4	—	—	81.4
Payment on capital leases	—	—	—	—	(3.3)	—	—	(3.3)
Distributions to parent, net	—	—	—	—	(0.5)	—	—	(0.5)
Net cash provided by financing activities	—	—	—	—	77.6	—	—	77.6
Net increase in cash and cash equivalents	—	—	—	—	0.6	0.2	—	0.8
Cash and cash equivalents at beginning of year	—	—	—	—	0.4	0.2	—	0.6
Cash and cash equivalents at end of year	$—	$—	$—	$—	$1.0	$0.4	$—	$1.4

15. Subsequent Events
On August 7, 2013, we acquired 22 acres of land for $6.6 million in San Antonio for future data center expansions.

CyrusOne LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions)

	Successor	Predecessor
	As of	As of
	June 30, 2013	December 31, 2012
Assets
Investment in real estate:
Land	$74.6	$44.5
Buildings and improvements	778.5	722.5
Equipment	97.4	52.4
Construction in progress	48.2	64.2
Subtotal	998.7	883.6
Accumulated depreciation	(208.7)	(176.7)
Net investment in real estate	790.0	706.9
Cash and cash equivalents	267.1	16.5
Rent and other receivables, net of allowance for doubtful accounts of $0.3 as of June 30, 2013 and December 31, 2012	27.2	33.2
Restricted cash	—	6.3
Goodwill	276.2	276.2
Intangible assets, net of accumulated amortization of $46.7 and $38.2 as of June 30, 2013 and December 31, 2012	94.1	102.6
Due from affiliates	1.6	2.2
Other assets	63.6	59.1
Total assets	$1,519.8	$1,203.0
Liabilities and Equity
Accounts payable and accrued expenses	$30.5	$28.7
Deferred revenue	52.8	52.8
Due to affiliates	7.7	2.9
Capital lease obligations	19.8	32.2
Long-term debt	525.0	525.0
Other financing arrangements	54.0	60.8
Other liabilities	28.8	7.6
Total liabilities	718.6	710.0
Commitments and contingencies
Partnership capital	801.2	493.0
Total liabilities and equity	$1,519.8	$1,203.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions )

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	January 24, 2013 to June 30, 2013	January 1, 2013 to January 23, 2013	Six Months Ended June 30, 2012
Revenue	$63.6	$54.0	$108.6	$15.1	$106.1
Costs and expenses:
Property operating expenses	24.6	18.1	39.9	4.8	35.4
Sales and marketing	2.9	1.8	5.0	0.7	3.6
General and administrative	7.1	5.5	12.5	1.5	10.0
Transaction-related compensation	—	—	—	20.0	—
Depreciation and amortization	23.0	17.8	39.4	5.3	34.2
Transaction costs	0.4	0.7	0.4	0.1	0.7
Management fees charged by CBI	—	0.5	—	—	1.2
Loss on sale of receivables to an affiliate	—	1.1	—	—	2.3
Asset impairments	—	13.3	—	—	13.3
Total costs and expenses	58.0	58.8	97.2	32.4	100.7
Operating income (loss)	5.6	(4.8)	11.4	(17.3)	5.4
Interest expense	10.8	9.7	19.2	2.5	20.0
Loss on extinguishment of debt	1.3	—	1.3	—	—
Net loss before income taxes	(6.5)	(14.5)	(9.1)	(19.8)	(14.6)
Income tax (expense) benefit	(0.3)	4.6	(0.5)	(0.4)	4.0
Net loss	(6.8)	(9.9)	(9.6)	(20.2)	(10.6)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited and in millions)

	Partnership Units	Partnership capital
Balance December 31, 2012	123.6	$493.0
Net loss—January 1, 2013 to January 23, 2013	—	(20.2)
Contributions from Parent—Transaction compensation expense reimbursement	—	19.6
Other Contributions from Parent	—	1.3
Distribution to CyrusOne Inc.	—	(2.4)
Partnership reverse unit split 2.8 to 1	(79.5)	—
Partnership units exchanged by CBI for common stock in CyrusOne Inc.	(1.5)	—
Partnership units issued to CyrusOne Inc.	21.9	337.1
Compensation expense of CyrusOne Inc. allocated to Partnership	—	3.0
Net loss—January 24, 2013 to June 30, 2013	—	(9.6)
Partnership distributions	—	(20.6)
Balance at June 30, 2013	64.5	$801.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Successor	Predecessor	Predecessor
	January 24, 2013 to June 30, 2013	January 1, 2013 to January 23, 2013	Six Months Ended June 30, 2012
Net cash provided by operating activities	$39.5	$2.0	$31.8
Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	(26.6)	—	(23.4)
Capital expenditures – other development	(67.0)	(7.7)	(81.4)
Release of restricted cash	4.4	1.9	—
Advances to affiliates	—	—	(3.8)
Net cash used in investing activities	(89.2)	(5.8)	(108.6)
Cash flows from financing activities:
Issuance of partnership units	337.1	—	—
Borrowings from affiliates, net	—	—	81.4
Distributions paid	(10.3)	—	—
Payments on capital leases and other financing arrangements	(2.5)	(0.6)	(3.3)
Payments to buyout capital leases	(9.6)	—	—
Payment to buyout other financing arrangement	(10.2)	—	—
Contributions (distributions) from (to) parent, net	—	0.2	(0.5)
Net cash provided by financing activities	304.5	(0.4)	77.6
Net increase (decrease) in cash and cash equivalents	254.8	(4.2)	0.8
Cash and cash equivalents at beginning of period	12.3	16.5	0.6
Cash and cash equivalents at end of period	$267.1	$12.3	$1.4
Supplemental disclosures
Cash paid for interest	$19.9	$0.3	$21.5
Capitalized interest	1.1	—	1.4
Acquisition of property in accounts payable and other liabilities	29.6	15.7	13.3
Assumed liabilities in buyout of other financing obligation lease	0.2	—	—
Contribution receivable from Parent related to transaction-related compensation	—	19.6	—
Distribution payable	10.3	—	—
Other contributions from Parent	1.3	1.7	—
Non cash distributions to CyrusOne Inc.	2.4	—	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne LP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of Business

CyrusOne Inc., together with CyrusOne GP, a wholly-owned subsidiary of CyrusOne Inc., holds a controlling interest in CyrusOne LP (the “Operating Partnership”) and the subsidiaries of the Operating Partnership (collectively, “CyrusOne”, “we”, “us”, “our”, and the “Company”) and is an owner, operator and developer of enterprise-class, carrier neutral data centers. Our customers operate in a number of industries, including energy, oil and gas, mining, medical, technology, finance and consumer goods and services. We currently operate 25 data centers located in the United States, United Kingdom and Singapore.

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
On January 24, 2013, CyrusOne Inc. completed its initial public offering (“IPO”) of common stock, issuing approximately 19.0 million shares for $337.1 million, net of underwriters' discounts. At which time the Operating Partnership executed a 2.8 to 1.0 reverse unit split, resulting in CBI owning 44.1 million Operating Partnership units. In addition, CBI exchanged approximately 1.5 million of its Operating Partnership’s units for 1.5 million shares of CyrusOne Inc. common stock, and CBI was issued 0.4 million shares of CyrusOne Inc. common stock in repayment for transaction costs paid by CBI. CyrusOne Inc. also issued approximately 1.0 million shares of restricted stock to its directors and employees. In addition, on January 24, 2013, CyrusOne Inc., together with CyrusOne GP, purchased approximately 21.9 million or 33.9% of the Operating Partnership’s units for $337.1 million and through CyrusOne GP assumed the controlling interest in the Operating Partnership. CBI retained a non-controlling interest in the Operating Partnership of 66.1%.
As of June 30, 2013 the total number of outstanding partnership units was 64.5 million and CBI holds a 65.8% ownership in the Operating Partnership.

3. Basis of Presentation
The accompanying condensed consolidated financial statements as of December 31, 2012 and for the periods ended January 23, 2013 and June 30, 2012, were prepared using CBI’s historical basis in the assets and liabilities of its data center business. The condensed consolidated financial statements include all revenues, costs, assets and liabilities directly attributable to the data center business. In addition, certain expenses reflected in the consolidated financial statements include allocations of corporate expenses from CBI, which in the opinion of management are reasonable (see further discussion at Note 10). Such condensed consolidated financial statements do not fully reflect what the Operating Partnership's financial position, results of operations and cash flows would have been had the Operating Partnership's been a stand-alone company during these respective periods. As a result, historical financial information is not necessarily indicative of the Operating Partnership's future results of operations, financial position and cash flows. The financial statements for the period prior to the effective date of CyrusOne Inc.'s IPO, January 24, 2013, are deemed to be the financial statements of the “Predecessor” company and the periods subsequent to January 24, 2013 are deemed to be the financial statements of the “Successor” company. The financial statements for the Predecessor periods are considered combined and the financial statements for the Successor periods are considered consolidated.
In addition, the accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on March 29, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

It should also be noted that the results for the interim periods shown in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of June 30, 2013 and our results of operations and our cash flows for the three months ended June 30, 2013, the periods ended June 30, 2013 (January 24, 2013 to June 30, 2013), January 23, 2013 (January 1, 2013 to January 23, 2013) and the three and six months ended June 30, 2012. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited financial statements as of December 31, 2012.

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
Management reviews the carrying value of long-lived assets, including intangible assets with definite lives, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Examples of such indicators may include a significant adverse change in the extent to which or manner in which the property is being used, an accumulation of costs significantly in excess of the amount originally expected for acquisition or development, or a history of operating or cash flow losses. When such indicators exist, we review an estimate of the undiscounted future cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition and compare such amount to its carrying amount. We consider factors such as future operating income, leasing demand, competition and other factors. If our undiscounted net cash flows indicate that we are unable to recover the carrying value of the asset, an impairment loss is recognized. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value. There was an impairment of $13.3 million recognized during the three and six months ended June 30, 2012, with no impairments recognized for any of the periods presented in 2013.
Deferred Costs – Deferred costs include both deferred leasing costs and deferred financing costs. Leasing commissions incurred at the commencement of a new lease are capitalized and amortized over the term of the customer lease. Amortization of deferred leasing costs is presented with depreciation and amortization in the accompanying condensed consolidated statements of operations. If a lease terminates prior to the expected term of the lease, the remaining unamortized cost is written off to amortization expense. Deferred costs are presented with other assets in the accompanying condensed consolidated balance sheets.
Deferred financing costs include costs incurred in connection with issuance of debt and the revolving credit agreement. These financing costs are capitalized and amortized over the term of the debt or revolving credit agreement and are included as a component of interest expense. Deferred financing costs are also presented with other assets in the accompanying condensed consolidated balance sheets
Other Financing Arrangements—Other financing arrangements represent leases of real estate where we are involved in the construction of structural improvements to develop buildings into data centers. When we bear substantially all the construction period risk, such as managing or funding construction, we are deemed to be the accounting owner of the leased property and, at the lease inception date, we are required to record at fair value the property and associated liability on our condensed consolidated balance sheet. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations.
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
Revenue is recognized for services or products that are deemed separate units of accounting. When a customer makes an advance payment which is not deemed a separate unit of accounting, deferred revenue is recorded. This revenue is recognized ratably over the expected term of the lease, unless the pattern of service suggests otherwise.
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
General and Administrative Expense—General and administrative expense is comprised of salaries and benefits of senior employees and support functions, such as legal, accounting, and professional service fees.
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
Amortization expense is recognized over the estimated useful lives of finite-lived intangibles. An accelerated method of amortization is utilized to amortize our customer relationship intangible, consistent with the benefit expected to be derived from this asset. We amortize trademarks, favorable leasehold interests, deferred leasing costs and deferred leasing commissions, over their estimated useful lives. The estimated useful life of trademarks and customer relationships is eight to 15 years. In addition, we have a favorable leasehold interest related to a land lease that is being amortized over the remaining lease term of 56 years.
Transaction-related compensation – During the period ended January 23, 2013, the Company received an allocated compensation charge from CBI of $20.0 million for the settlement of its long-term incentive plan associated with the completion of the IPO. The amount was determined by CBI and allocated to the Operating Partnership on January 23, 2013 and reflected as expense and contributed capital in the respective period.
Transaction Costs—Transaction costs represent legal, accounting and professional fees incurred in connection with the formation transactions, potential business combinations, and costs incurred to pursue additional property purchases. Transaction costs are expensed as incurred.
Income Taxes—Various wholly-owned subsidiaries of the Company were included in CBI’s consolidated tax returns in various jurisdictions for all Predecessor periods. In the accompanying financial statements, the Predecessor periods reflect income taxes as if the Company was a separate stand-alone company. The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods.

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions.  The Company's previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires.  With a few exceptions, the Company is no longer subject to U. S. federal, state or local examinations for years prior to 2009.
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
Comprehensive Income (Loss)—Comprehensive income (loss) equaled our net income (loss) for all periods presented.
Stock-Based Compensation—For all the Predecessor periods presented, some of our employees participated in CBI’s stock-based compensation plans. CBI values all share-based payments to employees at fair value on the date of grant and expenses this amount over the applicable vesting period. The fair value of stock options and stock appreciation rights was determined using the Black-Scholes option-pricing model using assumptions such as volatility, risk-free interest rate, holding period and expected dividends. The fair value of stock awards was based upon the closing market price of CBI’s common stock on the date of grant. For all share-based awards, a forfeiture rate is estimated based upon historical forfeiture patterns. The forfeiture rate reduces the total fair value of the awards that was recognized as compensation expense. For graded vesting awards, CBI’s policy is to recognize compensation expense on a straight-line basis over the vesting period. Certain employees were granted awards, which were indexed to the change in CBI’s common stock price. The accompanying condensed consolidated financial statements include an allocation of stock-based compensation costs for awards granted to our employees. Upon completion of CyrusOne Inc.'s IPO, all awards were either terminated and settled by CBI with each respective employee or vesting was accelerated.
In conjunction with CyrusOne Inc.'s IPO, the Board of Directors of CyrusOne Inc. adopted the 2012 Long-Term Incentive Plan (“LTIP Plan”). See further discussion in Note 9.
Fair Value Measurements—Fair value measurements are utilized in accounting for business combinations and testing of goodwill and other long-lived assets for impairment. Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:
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

5. Investment in Real Estate
A schedule of our gross investment in real estate follows:

	Successor			Predecessor
	June 30, 2013			December 31, 2012
	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment
West Seventh St., Cincinnati, OH (7th Street)	0.9	108.8	0.8	0.9	108.7	0.8
Parkway Dr., Mason, OH (Mason)	—	20.2	0.5	—	20.2	0.4
Industrial Rd., Florence, KY (Florence)	8.8	42.2	2.0	—	46.8	0.5
Goldcoast Dr., Cincinnati, OH (Goldcoast)	0.6	6.7	—	0.6	6.7	—
Knightsbridge Dr., Hamilton, OH (Hamilton)	—	49.2	3.5	—	49.9	2.1
E. Monroe St., South Bend, IN (Monroe St.)	—	2.5	—	—	3.2	—
Springer St., Lombard, IL (Lombard)	1.2	4.0	0.1	—	2.6	—
Crescent Circle, South Bend, IN (Blackthorn)	—	3.3	0.1	—	3.3	0.1
Kingsview Dr., Lebanon, OH (Lebanon)	4.0	71.0	1.2	4.0	71.0	1.1
McAuley Place, Blue Ash, OH (Blue Ash)	—	0.6	—	—	0.6	—
Westway Park Blvd., Houston, TX (Houston West)	1.4	88.4	19.2	3.3	87.8	12.0
Westway Park Blvd., Houston, TX (Houston West 2)	2.0	20.1	9.4	—	—	—
N. Sam Houston Pky., Houston, TX (Houston-MetroNational)	18.2	—	—	—	—	—
Southwest Fwy., Houston, TX (Galleria)	—	68.3	10.3	—	66.0	6.6
E. Ben White Blvd., Austin, TX (Austin 1)	—	22.5	1.0	—	22.6	0.8
S. State Highway 121 Business Lewisville, TX (Lewisville)	—	76.9	18.1	—	76.0	9.6
Marsh Lane Carrollton, TX	—	0.1	0.2	—	0.1	0.2
Midway Rd., Carrollton, TX	—	2.0	0.3	—	2.0	0.3
Frankford Carrollton, TX	16.1	38.8	10.8	16.1	34.6	5.0
Bryan St., Dallas, TX	—	0.1	0.1	—	0.1	—
North Freeway, Houston, TX (Greenspoint)	—	1.3	0.4	—	1.3	0.4
South Ellis Street Chandler, AZ (Phoenix)	14.8	55.4	9.2	15.0	38.7	6.8
Westover Hills Blvd, San Antonio, TX (San Antonio)	4.6	31.8	8.6	4.6	30.8	4.7
Metropolis Dr., Austin, TX (Austin 2)	2.0	22.8	1.1	—	22.7	0.6
Kestral Way (London)	—	32.1	0.4	—	17.1	0.3
Jurong East (Singapore)	—	9.4	0.1	—	9.7	0.1
Total	$74.6	$778.5	$97.4	$44.5	$722.5	$52.4
Construction in progress was $48.2 million and $64.2 million as of June 30, 2013 and December 31, 2012, respectively. We continue to have high amounts of construction in progress as we continue to build data center facilities.

In March 2013, we purchased a 33 acre parcel of land in the Houston West metro area adjacent to our existing Houston facilities for $18.2 million. We plan to develop this land in the future into data center space.

On May 1, 2013, we executed our lease buyout option to purchase the Springer Street, Lombard, IL (Lombard) data center facility for a total purchase price of $5.5 million. The purchase price was used to settle the related capital lease obligation of $2.8 million and the excess purchase price of $2.7 million was allocated to the relative fair value of land and building.

On May 3, 2013, we executed our lease buyout option to purchase the Industrial Road, Florence, KY (Florence) data center facility for a total purchase price of $10.5 million. The purchase price was used to settle the related capital lease obligation of $6.8 million and the excess purchase price of $3.7 million was allocated to the relative fair value of land and building.

On June 18, 2013, we extinguished our Metropolis Drive, Austin, TX (Austin 2) data center facility related financing lease obligation for $12.2 million.  The extinguishment resulted in the settlement of the related financing lease obligation for Austin of $8.9 million, acquisition of land of $2.0 million and a loss on debt extinguishment of $1.3 million.

The allocated amounts related to the Lombard and Florence data center acquisitions represent a preliminary allocation of purchase price to the assets acquired and are subject to final fair value measurements.

6. Debt and Other Financing Arrangements
The Company’s outstanding debt and other financing arrangements consists of the following:

	Successor	Predecessor
(dollars in millions)	June 30, 2013	December 31, 2012
Revolving credit agreement	$—	$—
Capital lease obligations	19.8	32.2
6 3/8% Senior Notes due 2022	525.0	525.0
Other financing arrangements	54.0	60.8
Total	$598.8	$618.0

Revolving credit agreement—As of June 30, 2013 and December 31, 2012, we had no outstanding borrowings on our revolving credit agreement, leaving $225 million available for borrowings with a sublimit of $50 million for letters of credit and a $30 million sublimit for swing line loans. The revolving credit agreement has a maturity date of November 20, 2017.
Borrowings under the revolving credit agreement will be used for working capital, capital expenditures and other general corporate purposes of CyrusOne LLC, the operating subsidiary of CyrusOne LP, the borrower and the other subsidiaries of CyrusOne, including for acquisitions, dividends and other distributions permitted thereunder. Letters of credit will be used for general corporate purposes.
All obligations under the revolving credit agreement are unconditionally guaranteed by CyrusOne Inc., CyrusOne GP and each of CyrusOne LP’s existing and future domestic wholly-owned subsidiaries, subject to certain exceptions. All obligations under the revolving credit agreement, and the guarantees of those obligations, are secured by substantially all of our assets, subject to certain exceptions.
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
The revolving credit agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, nonpayment of principal or interest, failure to perform or observe covenants, breaches of representations and warranties, cross-defaults with certain other indebtedness, certain bankruptcy-related events or proceedings, final monetary judgments or orders, ERISA defaults, certain change of control events and loss of REIT status following a REIT election by CyrusOne Inc.
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
Capital lease obligations—We use leasing as a source of financing for certain of our data center facilities and related equipment. We currently operate four data center facilities recognized as capital leases. We have options to extend the initial lease term on all of these leases. Interest expense on capital lease obligations was $1.5 million, $3.0 million and $0.3 million, for the three months ended June 30, 2013, and the periods ended June 30, 2013, and January 23, 2013, respectively. For the three and six months ended June 30, 2012, interest expense was $1.5 million and $3.3 million, respectively.

6 3/8% Senior Notes due 2022—On November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. (the “Issuers”) issued the Senior Notes. The Senior Notes are senior unsecured obligations of the Issuers, which rank equally in right of payment with all existing and future unsecured senior debt of the Issuers. The Senior Notes are effectively subordinated to all existing and future secured indebtedness of the Issuers to the extent of the value of the assets securing such indebtedness. The Senior Notes are guaranteed on a joint and several basis by CyrusOne Inc., CyrusOne GP, and each of CyrusOne LP’s existing and future domestic wholly-owned subsidiaries, subject to certain exceptions. Each such guarantee is a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior debt of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness. The Senior Notes are structurally subordinated to all liabilities (including trade payables) of each subsidiary of the Issuers that does not guarantee the Senior Notes. The Senior Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2013, to persons who are registered holders of the Senior Notes on the immediately preceding May 1 and November 1, respectively. Interest expense on the Senior Notes was $8.3 million, $14.6 million and $2.1 million for the three months ended June 30, 2013 and the periods ended June 30, 2013, and January 23, 2013, respectively. There was no such expense for the three and six months ended June 30, 2012.
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
The Senior Notes will mature on November 15, 2022. However, prior to November 15, 2017, the Issuers may, at their option, redeem some or all of the Senior Notes at a redemption price equal to 100.0% of the principal amount of the Senior Notes, together with accrued and unpaid interest, if any, plus a “make-whole” premium. On or after November 15, 2017, the Issuers may, at their option, redeem some or all of the 6 3/8% Senior Notes at any time at declining redemption prices equal to (i) 103.188% beginning on November 15, 2017, (ii) 102.125% beginning on November 15, 2018, (iii) 101.163% beginning on November 15, 2019 and (iv) 100.000% beginning on November 15, 2020 and thereafter, plus, in each case, accrued and unpaid interest, if any, to the applicable redemption date. In addition, before November 15, 2015, and subject to certain conditions, the Issuers may, at their option, redeem up to 35% of the aggregate principal amount of the Senior Notes with the net proceeds of certain equity offerings at 106.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that (i) at least 65% of the aggregate principal amount of the Senior Notes remains outstanding and (ii) the redemption occurs within 90 days of the closing of any such equity offering.
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
Deferred financing costs—Deferred financing costs are costs incurred in connection with obtaining long-term financing. We incurred deferred financing costs in connection with the issuance of the Senior Notes. Total deferred financing costs as of June 30, 2013 were $16.0 million. Deferred financing costs are amortized over the term of the related indebtedness. Amortization of deferred financing costs, included in interest expense in the statements of operations, totaled $1.7 million, $2.3 million and $0.1 million for the three months ended June 30, 2013, and the periods ended June 30, 2013 and January 23, 2013, respectively, with no such costs incurred during the three and six months ended June 30, 2012.
Debt covenants
The indenture governing the Senior Notes contains affirmative and negative covenants customarily found in indebtedness of this type, including a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur secured or unsecured indebtedness; pay dividends or distributions on its equity interests, or redeem or repurchase equity interests of the Company; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of the operating partnership’s subsidiaries to pay dividends or make certain transfers and other payments to the operating partnership or to other subsidiaries; sell assets; and merge, consolidate or transfer all or substantially all of the operating partnership’s assets. Notwithstanding the foregoing, the covenants contained in the indenture do not restrict the Company’s ability to pay dividends or distributions to stockholders to the extent (i) no default or event of default exists or is continuing under the indenture and (ii) the Company believes in good faith that CyrusOne Inc. will qualify as a REIT under the Internal Revenue Code and the payment of such dividend or distribution is necessary either to maintain its status as a REIT or to enable it to avoid payment of any tax that could be avoided by reason of such dividend or distribution. The Company and its subsidiaries are also required to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis, provided that for the purposes of such calculation their revolving credit agreement shall be treated as unsecured indebtedness.
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
As of June 30, 2013, the Company was in compliance with all covenants.

7. Fair Value of Financial Instruments
The fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these instruments. The carrying value and fair value of other financial instruments are as follows:

			Predecessor
	June 30, 2013		December 31, 2012
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
6 3/8% Senior Notes due 2022	$525.0	$535.5	$525.0	$547.3
Other financing arrangements	54.0	57.2	60.8	69.5
The fair value of our Senior Notes was estimated based on the estimated fair value of these notes at June 30, 2013 and December 31, 2012 which is considered level two of the fair value hierarchy. The estimated fair value of our Senior Notes is based on our external debt rating and estimated interest rate for similar instruments. The fair value of other financing arrangements at June 30, 2013 and December 31, 2012 was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration. These fair value measurements are considered Level 2 of the fair value hierarchy.

8. Partnership Capital
On June 4, 2013, we declared a partnership dividend for the quarter ended June 30, 2013, of $10.3 million, or $0.16 per operating partnership unit. The distribution was paid on July 15, 2013.

9. Equity Incentive Plan
In conjunction with the CyrusOne Inc. IPO, the Board of Directors of CyrusOne Inc. adopted the 2012 LTIP Plan. The LTIP Plan is administered by the Board of Directors, or the plan administrator. Awards issuable under the LTIP Plan include common stock, restricted stock, stock options and other incentive awards. CyrusOne Inc. has reserved a total of 4 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP Plan, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award expires, terminates or lapses, or an award is settled in cash without the delivery of shares of common stock to the participant, then any unexercised shares subject to the award will be available for future grant or sale under the LTIP Plan. Shares of restricted stock which are forfeited or repurchased by CyrusOne Inc. pursuant to the LTIP Plan may again be optioned, granted or awarded under the LTIP Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP Plan. The related stock compensation expense incurred by CyrusOne Inc. will be allocated to the Operating Partnership.
Restricted Shares
CyrusOne Inc. issued approximately 1 million restricted shares to its employees, officers and board of director members in conjunction with CyrusOne Inc.'s IPO. These restricted shares will generally vest over three years with a per share price of $19 and have been issued in the form of common stock. These restricted shares also earn non-forfeitable dividends throughout the vesting period.

CyrusOne Inc. recognized stock-based compensation expense of approximately $1.5 million and $2.7 million for the three months ended June 30, 2013 and the period ended June 30, 2013. In addition, CyrusOne Inc. had unrecognized compensation expense of approximately $16.4 million as of June 30, 2013. The related stock compensation expense incurred by CyrusOne Inc. was allocated to the Operating Partnership for all relative periods.
Performance Based Awards
On April 17, 2013, the Company approved grants of performance-based options and performance-based restricted stock under the Company’s 2012 Long Term Incentive Plan. These awards generally vest over three years and upon the achievement of certain performance-based objectives. These awards are expensed based on the grant date fair value if it is probable that the performance conditions will be achieved.
CyrusOne Inc. recognized stock-based compensation expense of approximately $0.3 million for the three months and period ended June 30, 2013, respectively. In addition, CyrusOne Inc. had unrecognized compensation expense of approximately $3.5 million as of June 30, 2013. The related stock compensation expense incurred by CyrusOne Inc. was allocated to the Operating Partnership for all respective periods.
The performance criteria is based on achieving both an EBITDA and a market share price target by the end of the three year period. We are accounting for a compensation charge based on achieving 100% of both targets.

10. Related Party Transactions
Prior to November 20, 2012, CyrusOne Inc., CyrusOne GP, CyrusOne LP and its subsidiaries were not separate legal entities and were operated by CBI during the periods presented. As discussed in Note 3, the condensed consolidated financial statements have been prepared from the records maintained by CBI and may not necessarily be indicative of the conditions that would have existed or the results of operations that would have occurred if the business had been operated as an unaffiliated company. The condensed consolidated financial statements reflect the following transactions with CBI and its affiliated entities, including Cincinnati Bell Telephone (“CBT”) and Cincinnati Bell Technology Solutions (“CBTS”).
Revenues—The Company records revenues from CBI under contractual service arrangements. These services include lease of data center space, power and cooling in certain of our data center facilities and network interface services.
Operating Expenses— The Company records expenses from CBI incurred in relation to network support, services calls, monitoring and management, storage and backup, IT systems support, and connectivity services.

Revenues and expenses for the periods presented were as follows:

	Successor	Predecessor	Successor	Predecessor	Predecessor
(dollars in millions)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	January 24, 2013 to June 30, 2013	January 1, 2013 to January 23, 2013	Six Months Ended June 30, 2012
Revenue:
Data center colocation agreement provided to CBT and CBTS	$1.0	$0.5	$2.0	$0.3	$1.0
229 West 7th street lease provided to CBT	0.1	—	0.1	—	—
Parkway (Mason) lease provided to CBTS	0.1	—	0.1	—	—
Transition services provided to CBTS (network interfaces)	0.5	0.1	0.7	0.1	0.2
Data center leases provided to CBTS	0.7	3.5	3.4	0.9	6.8
Total revenue	$2.4	$4.1	6.3	$1.3	$8.0

Operating costs and expenses:
Transition services provided by CBTS (storage & backup)	$—	$0.4	$—	$—	$0.8
Charges for services provided by CBT (connectivity)	0.5	0.1	0.7	0.1	0.3
Allocated employee benefit plans by CBI	—	0.4	—	0.2	1.1
Allocated centralized insurance costs by CBI	—	0.1	—	0.1	0.2
General & administrative services provided by CBI	—	6.3	—	0.1	8.4
Management fees with CBI	—	0.5	—	—	1.2
Accounts receivable securitization provided by CBI	—	1.1	—	—	2.3
Interest expense on note with CBI	—	7.2	—	—	14.4
Interest expense on line of credit with CBI	—	1.7	—	—	3.6
Total operating costs and expenses	$0.5	$17.8	$0.7	$0.5	$32.3
As of June 30, 2013, the amounts receivable and payable to CBI were as follows:

	Successor	Predecessor
	As of	As of
(dollars in millions)	June 30, 2013	December 31, 2012

Accounts receivable from CBI	$1.3	$2.2

Accounts payable	$0.4	$2.9
Dividends payable	7.2	—
Payable to CBI	$7.6	$2.9

The dividends payable as of June 30, 2013, reflect the balance due to CBI related to the dividend declared on June 4, 2013 of $0.16 per share.

11. Guarantors

CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the “Issuers”), had $525 million aggregate principal amount of Senior Notes outstanding at June 30, 2013. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (“Parent Guarantor”), CyrusOne GP (“General Partner”), and CyrusOne LP’s wholly owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc. and CyrusOne Foreign Holdings LLC (such subsidiaries, together the “Guarantors”). None of the subsidiaries organized outside of the United States (collectively, the “Non-Guarantors”) guarantee the Senior Notes. Subject to the provisions of the indenture governing the Senior Notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

•
upon the sale or other disposition (including by way of consolidation or merger) of such Guarantor or of all of the capital stock of such Guarantor such that such Guarantor is no longer a restricted subsidiary under the indenture,

•	upon the sale or disposition of all or substantially all of the assets of the Guarantor,

•	upon the LP Co-issuer designating such Guarantor as an unrestricted subsidiary under the terms of the indenture,

•	if such Guarantor is no longer a guarantor or other obligor of any other indebtedness of the LP Co-issuer or the Parent Guarantor, and

•	upon the defeasance or discharge of the Senior Notes in accordance with the terms of the indenture.

The following provides information regarding the entity structure of each guarantor of the Senior Notes:

CyrusOne Inc.—CyrusOne Inc. was formed on July 31, 2012. As of January 23, 2013, CyrusOne Inc. was a wholly-owned subsidiary of CBI. Effective January 24, 2013, CyrusOne Inc., completed its initial public offering (“IPO”) of common stock for net proceeds of $337.1 million, and together with the General Partner, purchased a 33.9% ownership interest in CyrusOne LP. CyrusOne Inc. also represents a guarantor or Parent Guarantor. In addition, CyrusOne Inc. became a separate registrant with the Security and Exchange Commission (“SEC”) upon completion of its IPO.

CyrusOne GP—CyrusOne GP was formed on July 31, 2012 and was a wholly-owned subsidiary of CyrusOne Inc. as of January 23, 2013. Effective upon completion of CyrusOne Inc.’s IPO, this entity became the general partner and 1% owner of CyrusOne LP and has no other assets or operations. Prior to the IPO, this entity did not incur any obligations or record any transactions.

Issuers—The Issuers include CyrusOne LP and CyrusOne Finance Corp. CyrusOne Finance Corp., a wholly-owned subsidiary of CyrusOne LP, was formed for the sole purpose of acting as co-issuer of the Senior Notes and has no other assets or operations. CyrusOne LP, in addition to being the co-issuer of the Senior Notes, is also the 100% owner, either directly or indirectly, of the Guarantors and Non-Guarantors.

Guarantors—The guarantors include CyrusOne LLC, CyrusOne TRS Inc., and CyrusOne Foreign Holdings LLC. CyrusOne LLC accounts for all of the domestic operations of CyrusOne LP, including the businesses that composed the Predecessor operations. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly owns 100% of the Non-Guarantors. As of June 30, 2013, CyrusOne TRS Inc. had not incurred any obligations or recorded any material transactions for the three months and period ended June 30, 2013.

As of June 30, 2013, the Non-Guarantors consist of 100% owned subsidiaries which conduct operations in the United Kingdom and Singapore.

The following schedules present the financial information for the three months ended June 30, 2013, period ended June 30, 2013, period ended January 23, 2013, and the three and six months ended June 30, 2012, for the LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors. The financial statements for the period ended January 23, 2013, present the financial information for the LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors, prior to the effective date of the IPO. The financial statements for the three months and period ended June 30, 2013, present the financial information for the LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors, after the effective date of the IPO. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.

Condensed Consolidating Balance Sheets

(dollars in millions)	As of June 30, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Land	$—	$—	$74.6	$—	$—	$74.6
Buildings and improvements	—	—	737.0	41.5	—	778.5
Equipment	—	—	96.9	0.5	—	97.4
Construction in progress	—	—	48.1	0.1	—	48.2
Subtotal	—	—	956.6	42.1	—	998.7
Accumulated depreciation	—	—	(205.5)	(3.2)	—	(208.7)
Net investment in real estate	—	—	751.1	38.9	—	790.0
Cash and cash equivalents	—	—	265.6	1.5	—	267.1
Investment in subsidiary	816.6	—	0.1	—	(816.7)	—
Rent and other receivables	—	—	27.0	0.2	—	27.2
Intercompany and loan receivable	508.1	508.2	0.3	—	(1,016.6)	—
Restricted cash	—	—	—	—	—	—
Goodwill	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	94.1	—	—	94.1
Due from affiliates	—	—	1.6	—	—	1.6
Other assets	16.0	16.0	46.3	1.3	(16.0)	63.6
Total assets	$1,340.7	$524.2	$1,462.3	$41.9	$(1,849.3)	$1,519.8
Accounts payable and accrued expenses	$7.7	$4.2	$22.3	$0.5	$(4.2)	$30.5
Deferred revenue	—	—	52.3	0.5	—	52.8
Intercompany and loan payable	—	—	508.1	0.3	(508.4)	—
Due to affiliates	6.8	—	0.9	—	—	7.7
Capital lease obligations	—	—	11.3	8.5	—	19.8
Long-term debt	525.0	525.0	—	—	(525.0)	525.0
Other financing arrangements	—	—	22.0	32.0	—	54.0
Other liabilities	—	—	28.8	—	—	28.8
Total liabilities	539.5	529.2	645.7	41.8	(1,037.6)	718.6
Partnership capital	801.2	(5.0)	816.6	0.1	(811.7)	801.2
Total liabilities and equity	$1,340.7	$524.2	$1,462.3	$41.9	$(1,849.3)	$1,519.8

(dollars in millions)	As of December 31, 2012
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Land	$—	$—	$44.5	$—	$—	44.5
Buildings and improvements	—	—	695.7	26.8	—	722.5
Equipment	—	—	52.0	0.4	—	52.4
Construction in progress	—	—	51.4	12.8	—	64.2
Subtotal	—	—	843.6	40.0	—	883.6
Accumulated depreciation	—	—	(174.8)	(1.9)	—	(176.7)
Net investment in real estate	—	—	668.8	38.1	—	706.9
Cash and cash equivalents	—	—	15.6	0.9	—	16.5
Investment in subsidiary	497.2	—	0.4	—	(497.6)	—
Rent and other receivables	—	—	32.6	0.6	—	33.2
Restricted cash	—	—	6.3	—	—	6.3
Goodwill	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	102.6	—	—	102.6
Intercompany and loan receivable	508.2	508.2	—	—	(1,016.4)	—
Due from affiliates	—	—	2.2		—	2.2
Other assets	17.0	17.0	41.6	0.5	(17.0)	59.1
Total assets	$1,022.4	$525.2	$1,146.3	$40.1	$(1,531.0)	$1,203.0
Accounts payable and accrued expenses	$4.4	$4.4	$24.2	$0.1	$(4.4)	28.7
Deferred revenue	—	—	52.3	0.5	—	52.8
Intercompany and loan payable	—	—	508.0	0.2	(508.2)	—
Due to affiliates	—	—	2.9	—	—	2.9
Capital lease obligations	—	—	23.2	9.0	—	32.2
Long-term debt	525.0	525.0	—	—	(525.0)	525.0
Other financing arrangements	—	—	31.0	29.8	—	60.8
Other liabilities	—	—	7.5	0.1	—	7.6
Total liabilities	529.4	529.4	649.1	39.7	(1,037.6)	710.0
Total parent’s net investment	493.0	(4.2)	497.2	0.4	(493.4)	493.0
Total liabilities and parent’s net investment	$1,022.4	$525.2	$1,146.3	$40.1	$(1,531.0)	$1,203.0

Condensed Consolidating Statements of Operations

(dollars in millions)	Three Months Ended June 30, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$62.5	$1.1	$—	$63.6
Costs and expenses:
Property operating expenses	—	—	23.8	0.8	—	24.6
Sales and marketing	—	—	2.8	0.1	—	2.9
General and administrative	—	—	7.1	—	—	7.1
Depreciation and amortization	—	—	22.3	0.7	—	23.0
Transaction costs	—	—	0.4	—	—	0.4
Total costs and expenses	—	—	56.4	1.6	—	58.0
Operating income (loss)	—	—	6.1	(0.5)	—	5.6
Interest expense (income)	10.1	10.1	0.2	0.5	(10.1)	10.8
Loss on extinguishment of debt	—	—	1.3	—	—	1.3
Income (loss) before income taxes	(10.1)	(10.1)	4.6	(1.0)	10.1	(6.5)
Income tax expense	—	—	(0.3)	—	—	(0.3)
Income (loss) from continuing operations	(10.1)	(10.1)	4.3	(1.0)	10.1	(6.8)
Equity earnings (loss) related to investment in subsidiaries	3.3	—	(1.0)	—	(2.3)	—
Net income (loss)	$(6.8)	$(10.1)	$3.3	$(1.0)	$7.8	$(6.8)

(dollars in millions)	Three Months Ended June 30, 2012
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$53.6	$0.4	$—	$54.0
Costs and expenses:
Property operating expenses	—	—	17.8	0.3	—	18.1
Sales and marketing	—	—	1.8	—	—	1.8
General and administrative	—	—	5.5	—	—	5.5
Depreciation and amortization	—	—	17.8	—	—	17.8
Transaction costs	—	—	0.7	—	—	0.7
Management fees charged by CBI	—	—	0.5	—	—	0.5
Loss on sale of receivables to an affiliate	—	—	1.1	—	—	1.1
Asset impairment	—	—	13.3	—	—	13.3
Total costs and expenses	—	—	58.5	0.3	—	58.8
Operating income (loss)	—	—	(4.9)	0.1	—	(4.8)
Interest expense	—	—	9.4	0.3	—	9.7
Income (loss) before income taxes	—	—	(14.3)	(0.2)	—	(14.5)
Income tax benefit	—	—	4.6	—	—	4.6
Loss from continuing operations	—	—	(9.7)	(0.2)	—	(9.9)
Equity earnings (loss) related to investments in subsidiaries	—	—	(0.2)	—	0.2	—
Net loss	$—	$—	$(9.9)	$(0.2)	$0.2	$(9.9)

(dollars in millions)	Period Ended June 30, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$107.0	$1.6	$—	$108.6
Costs and expenses:
Property operating expenses	—	—	38.8	1.1	—	39.9
Sales and marketing	—	—	4.9	0.1	—	5.0
General and administrative	—	—	12.5	—	—	12.5
Depreciation and amortization	—	—	38.1	1.3	—	39.4
Transaction costs	—	—	0.4	—	—	0.4
Total costs and expenses	—	—	94.7	2.5	—	97.2
Operating income (loss)	—	—	12.3	(0.9)	—	11.4
Interest expense (income)	17.3	17.3	0.9	1.0	(17.3)	19.2
Loss on extinguishment of debt	—	—	1.3	—	—	1.3
Income (loss) before income taxes	(17.3)	(17.3)	10.1	(1.9)	17.3	(9.1)
Income tax expense	—	—	(0.5)	—	—	(0.5)
Income (loss) from continuing operations	(17.3)	(17.3)	9.6	(1.9)	17.3	(9.6)
Equity earnings (loss) related to investment in subsidiaries	7.7	—	(1.9)	—	(5.8)	—
Net income (loss)	$(9.6)	$(17.3)	$7.7	$(1.9)	$11.5	$(9.6)

(dollars in millions)	Period Ended January 23, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$14.9	$0.2	$—	$15.1
Costs and expenses:
Property operating expenses	—	—	4.8	—	—	4.8
Sales and marketing	—	—	0.7	—	—	0.7
General and administrative	—	—	1.4	0.1	—	1.5
Transaction-related compensation	—	—	20.0	—	—	20.0
Depreciation and amortization	—	—	5.2	0.1	—	5.3
Transaction costs	—	—	0.1	—	—	0.1
Total costs and expenses	—	—	32.2	0.2	—	32.4
Operating loss	—	—	(17.3)	—	—	(17.3)
Interest expense	2.3	2.3	0.1	0.1	(2.3)	2.5
Loss before income taxes	(2.3)	(2.3)	(17.4)	(0.1)	2.3	(19.8)
Income tax expense	—	—	(0.4)	—	—	(0.4)
Loss from continuing operations	(2.3)	(2.3)	(17.8)	(0.1)	2.3	(20.2)
Equity earnings (loss) related to investment in subsidiaries	(17.9)	—	(0.1)	—	18.0	—
Net loss	$(20.2)	$(2.3)	$(17.9)	$(0.1)	$20.3	$(20.2)

(dollars in millions)	Six Months Ended June 30, 2012
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$105.5	$0.6	$—	$106.1
Costs and expenses
Property operating expenses	—	—	34.6	0.8	—	35.4
Sales and marketing	—	—	3.5	0.1	—	3.6
General and administrative	—	—	10.0	—	—	10.0
Depreciation and amortization	—	—	33.6	0.6	—	34.2
Transaction costs	—	—	0.7	—	—	0.7
Management fees charged by CBI	—	—	1.2	—	—	1.2
Loss on sale of receivables to an affiliate	—	—	2.3	—	—	2.3
Asset impairment	—	—	13.3	—	—	13.3
Total costs and expenses	—	—	99.2	1.5	—	100.7
Operating income (loss)	—	—	6.3	(0.9)	—	5.4
Interest expense	—	—	18.8	1.2	—	20.0
Income (loss) before income taxes	—	—	(12.5)	(2.1)	—	(14.6)
Income tax benefit	—	—	4.0	—	—	4.0
Loss from continuing operations	—	—	(8.5)	(2.1)	—	(10.6)
Equity earnings (loss) related to investments in subsidiaries	—	—	(2.1)	—	2.1	—
Net loss	$—	$—	$(10.6)	$(2.1)	$2.1	$(10.6)

Condensed Consolidating Statements of Cash Flows

(dollars in millions)	Period Ended June 30, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net cash provided by (used in) operating activities	(18.6)	$(18.5)	$59.1	$(0.7)	$18.2	$39.5
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	(26.6)	—	—	$(26.6)
Capital expenditures - other	—	—	(66.9)	(0.1)	—	$(67.0)
Investment in subsidiaries	(337.1)	—	—	—	337.1	$—
Return of Investment	28.8	18.5	—	—	(47.3)	$—
Intercompany advances, net	—	—	(0.1)	0.1	—	$—
Release of restricted cash	—	—	4.4	—	—	$4.4
Net cash provided by (used in) investing activities	(308.3)	18.5	(89.2)	—	289.8	(89.2)
Cash flows from financing activities:
Issuance of partnership units	337.1	—	—	—	—	$337.1
Distributions paid	(10.3)	—	(10.3)	—	10.3	$(10.3)
Payments on capital leases and other financing arrangements	—	—	(2.0)	(0.5)	—	$(2.5)
Payments to buyout capital leases	—	—	(9.6)	—	—	$(9.6)
Payment to buyout other financing arrangement	—	—	(10.2)	—	—	$(10.2)
Contribution from parent, net	—	—	316.6	1.7	(318.3)	$—
Net cash provided by (used in) financing activities	326.8	—	284.5	1.2	(308.0)	304.5
Net increase (decrease) in cash and cash equivalents	(0.1)	—	254.4	0.5	—	254.8
Cash and cash equivalents at beginning of period	0.1	—	11.2	1.0	—	$12.3
Cash and cash equivalents at end of period	$—	$—	$265.6	$1.5	$—	$267.1

	Period Ended January 23, 2013
(dollars in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net cash provided by operating activities	$—	$—	$1.9	$0.1	$—	$2.0
Cash flows from investing activities:
Capital expenditures - other	—	—	(7.7)	—	—	(7.7)
Release of restricted cash	—	—	1.9	—	—	1.9
Intercompany advances, net	0.1	—	(0.1)	—	—	—
Net cash provided by (used in) investing activities	0.1	—	(5.9)	—	—	(5.8)
Cash flows from financing activities:
Payments on capital lease obligations	—	—	(0.6)	—	—	(0.6)
Contributions from parent, net	—	—	0.2	—	—	0.2
Net cash used in financing activities	—	—	(0.4)	—	—	(0.4)
Net (decrease) increase in cash and cash equivalents	0.1	—	(4.4)	0.1	—	(4.2)
Cash and cash equivalents at beginning of year	—	—	15.6	0.9	—	16.5
Cash and cash equivalents at end of period	$0.1	$—	$11.2	$1.0	$—	$12.3

(dollars in millions)	Six Months Ended June 30, 2012
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net cash provided by operating activities	$—	$—	31.0	$0.8	$—	$31.8
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	(23.4)	—	—	(23.4)
Capital expenditures - other	—	—	(80.7)	(0.7)	—	(81.4)
Advance to affiliate	—	—	(3.8)	—	—	(3.8)
Intercompany advances	—	—	(0.1)	0.1	—	—
Net cash used in investing activities	—	—	(108.0)	(0.6)	—	(108.6)
Cash flows from financing activities:
Borrowings from affiliates, net	—	—	81.4	—	—	81.4
Payments on financing obligations	—	—	—	—	—	—
Payments on capital lease obligations	—	—	(3.3)	—	—	(3.3)
Distributions to parent, net	—	—	(0.5)	—	—	(0.5)
Net cash provided by financing activities	—	—	77.6	—	—	77.6
Net increase in cash and cash equivalents	—	—	0.6	0.2	—	0.8
Cash and cash equivalents at beginning of year	—	—	0.4	0.2	—	0.6
Cash and cash equivalents at end of year	$—	$—	$1.0	$0.4	$—	$1.4

12. Subsequent Events
On August 7, 2013, we acquired 22 acres of land for $6.6 million in San Antonio for future data center expansions.

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
In particular, statements pertaining to our capital resources, portfolio performance, financial condition and results of operations contain certain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) the geographic concentration of our data centers in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets; (ii) increased operating costs; (iii) difficulties in identifying properties to acquire and completing acquisitions; (iv) the significant competition in our industry and an inability to lease vacant space, renew existing leases or release space as leases expire; (v) lack of sufficient customer demand to realize expected returns on our investments to expand our property portfolio; (vi) decreased revenue from costs and disruptions associated with any failure of our physical infrastructure or services; (vii) our ability to lease available space to existing or new customers; (viii) our failure to obtain necessary outside financing; (ix) our failure to qualify as a REIT; (x) financial market fluctuations; (xi) changes in real estate and zoning laws and increases in real property tax rates; (xii) delays or disruptions in third-party network connectivity; (xiii) service failures or price increases by third party power suppliers; (xiv) inability to renew net leases on the data center properties we lease; and (xv) other factors affecting the real estate industry generally.
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
We provide mission-critical data center facilities that protect and ensure the continued operation of IT infrastructure for over 550 customers. Our goal is to be the preferred global data center provider to the Fortune 1000. As of June 30, 2013, our customers included nine of the Fortune 20 and 122 of the Fortune 1000 or private or foreign enterprises of equivalent size. These 122 customers provided 76% of our annualized rent as of June 30, 2013.
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
Our Portfolio. As of June 30, 2013, our property portfolio included 25 operating data centers in ten distinct markets (8 cities in the U.S, London and Singapore). collectively providing 1,849,000 NRSF, and powered by approximately 278 MW of utility power. We own 14 of the buildings in which our data center facilities are located. We lease the remaining 11 buildings, which account for approximately 376,000 NRSF, or approximately 20% of our total operating NRSF. These leased buildings accounted for 29% of our total annualized rent as of June 30, 2013. We also currently have 120,000 NRSF under development at three data centers in (San Antonio, Cincinnati and Dallas), and 806,000 NRSF of additional powered shell space under roof and available for development, and approximately 172 acres of land that are available for future data center facility development. Along with our primary product offering, leasing of colocation space, our customers are increasingly interested in ancillary office and other space. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers. The following tables provide an overview of our operating and development properties as of June 30, 2013.

CyrusOne Inc.
Data Center Portfolio
As of June 30, 2013
(Unaudited)

			Operating Net Rentable Square Feet (NRSF)(a)					Powered Shell Available for Future Development (NRSF)(h)	Available Utility Power (MW)(i)
Facilities	Metropolitan Area	Annualized Rent(b)	Colocation Space (CSF)(c)	Office & Other(d)	Supporting Infrastructure(e)	Total(f)	Percent Leased(g)
Southwest Fwy (Galleria)	Houston	$41,899,002	63,469	17,385	23,202	104,056	92%	—	15
Westway Park Blvd (Houston West)	Houston	37,328,844	112,133	12,735	37,626	162,494	93%	3,000	28
S. State Hwy 121 Business (Lewisville)*	Dallas	36,478,512	108,687	11,399	59,333	179,419	91%	—	20
West Seventh Street (7th St.)***	Cincinnati	33,348,295	193,003	5,744	158,194	356,941	95%	43,000	13
Fujitec Drive (Lebanon)	Cincinnati	19,066,358	65,303	32,484	44,584	142,371	78%	85,000	12
Industrial Road (Florence)	Cincinnati	14,505,365	52,698	46,848	40,374	139,920	94%	—	10
Knightsbridge Drive (Hamilton)*	Cincinnati	11,431,056	46,565	1,077	35,336	82,978	90%	—	5
Midway**	Dallas	6,387,262	9,782	—	—	9,782	100%	—	1
E. Ben White Blvd (Austin 1)*	Austin	6,281,584	16,223	21,376	7,516	45,115	95%	—	5
Parkway (Mason)	Cincinnati	5,941,822	34,072	26,458	17,193	77,723	99%	—	3
Frankford Road (Carrollton)	Dallas	4,156,811	47,366	24,330	36,522	108,218	29%	441,000	20
Metropolis Drive (Austin 2)	Austin	3,409,965	40,855	4,128	18,563	63,546	19%	—	10
Springer Street (Lombard)	Chicago	2,576,796	13,516	4,115	12,230	29,861	57%	29,000	3
Westover Hills Blvd (San Antonio)	San Antonio	2,463,768	35,765	172	27,391	63,328	18%	23,000	10
Marsh Ln.**	Dallas	1,904,247	4,245	—	—	4,245	100%	—	1
Kestral Way (London)**	London	1,864,003	10,000	—	—	10,000	99%	—	1
Goldcoast Drive (Goldcoast)	Cincinnati	1,498,254	2,728	5,280	16,481	24,489	100%	14,000	1
E. Monroe Street (Monroe St.)	South Bend	1,199,855	6,350	—	6,478	12,828	77%	4,000	1
North Fwy (Greenspoint)**	Houston	1,131,363	13,000	1,449	—	14,449	100%	—	1
Bryan St.**	Dallas	1,004,818	3,020	—	—	3,020	58%	—	1
Crescent Circle (Blackthorn)*	South Bend	869,070	3,432	—	5,125	8,557	41%	11,000	1
McAuley Place (Blue Ash)*	Cincinnati	549,636	6,193	6,950	2,166	15,309	71%	—	1
Westway Park Blvd (Houston West#2)	Houston	403,830	42,178	3,065	31,344	76,587	16%	77,000	14
South Ellis Street (Phoenix)	Phoenix	399,720	36,222	36,135	38,411	110,768	20%	76,000	100
Jurong East (Singapore)**	Singapore	309,490	3,200	—	—	3,200	12%	—	1
Total		$236,409,726	970,005	261,130	618,069	1,849,204	75%	806,000	278

*	Indicates properties in which we hold a leasehold interest in the building shell and land. All data center infrastructure has been constructed by us and owned by us.

**	Indicates properties in which we hold a leasehold interest in the building shell, land, and all data center infrastructure.

***	The information provided for the West Seventh Street (7th St.) property includes data for two facilities, one of which we lease and one of which we own.

(a)	Represents the total square feet of a building under lease or available for lease based on engineers’ drawings and estimates but does not include space held for development or space used by CyrusOne.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of June 30, 2013, multiplied by 12. For the month of June 2013, customer reimbursements were $22.2 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From July 1, 2011 through June 30, 2013, customer reimbursements under leases with separately metered power constituted between 7.2% and 9.7% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of June 30, 2013 was $252,020,125. Our annualized effective rent was greater than our annualized rent as of June 30, 2013 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

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

(g)
Percent leased is determined based on NRSF being billed to customers under signed leases as of June 30, 2013 divided by total NRSF. Leases signed but not commenced as of June 30, 2013 are not included. Supporting infrastructure has been allocated to leased NRSF on a proportionate basis for purposes of this calculation.

(h)	Represents space that is under roof that could be developed in the future for operating NRSF, rounded to the nearest 1,000.

(i)	Represents installed power capacity that can be delivered to the facility by the local utility provider. May not sum to total due to rounding.

CyrusOne Inc.
NRSF Under Development
As of June 30, 2013
(Dollars in millions)
(Unaudited)

		NRSF Under Development(a)
		Under Development					Under Development Costs(b)
Facilities	Metropolitan Area	Colocation Space (CSF)	Office & Other	Supporting Infrastructure	Powered Shell(c)	Total	Actual to Date	Estimated Costs to Completion	Total
Westover Hills Blvd. (San Antonio)	San Antonio	7,000	—	9,000	—	16,000	$4	$15	$19
West Seventh Street (7th St.)	Cincinnati	19,000	—	8,000	—	27,000	1	8	9
Frankford Road (Carrollton)	Dallas	51,000	—	26,000	—	77,000	1	16	17
Total		77,000	—	43,000	—	120,000	$6	$39	$45

(a)	Represents NRSF at a facility for which substantial activities have commenced to prepare the space for its intended use.

(b)	Represents management’s estimate of the total costs required to complete the current NRSF under development. There may be an increase in costs if customers require greater power density.

(c)	Represents NRSF under construction that, upon completion, will be powered shell available for future development into operating NRSF.

Our portfolio is currently leased to over 550 companies, many of which are leading global companies. The following table sets forth information regarding the 20 largest customers, including affiliates, in our portfolio based on annualized rent as of June 30, 2013:
CyrusOne Inc.
Customer Diversification(a)
As of June 30, 2013
(Unaudited)

	Principal Customer Industry	Number of Locations	Annualized Rent(b)	Percentage of Portfolio Annualized Rent(c)	Weighted Average Remaining Lease Term in Months(d)
1	Telecommunications (CBI)(e)	7	$21,954,981	9.3%	25.0
2	Energy	4	15,931,172	6.7%	3.7
3	Energy	2	14,405,374	6.1%	1.9
4	Research and Consulting Services	3	12,676,418	5.4%	6.0
5	Telecommunication Services	1	7,800,326	3.3%	49.2
6	Information Technology	2	7,181,800	3.0%	46.0
7	Financials	1	6,000,225	2.5%	83.0
8	Information Technology	1	4,873,542	2.1%	30.0
9	Telecommunication Services	1	4,835,608	2.0%	70.0
10	Consumer Staples	1	4,746,434	2.0%	105.9
11	Energy	2	4,731,000	2.0%	37.0
12	Energy	1	4,184,347	1.8%	15.5
13	Information Technology	1	3,919,726	1.7%	92.0
14	Information Technology	2	3,883,164	1.6%	91.7
15	Energy	3	3,853,361	1.6%	10.0
16	Consumer Discretionary	1	3,595,605	1.5%	35.2
17	Energy	1	3,471,108	1.5%	5.7
18	Consumer Discretionary	2	3,350,343	1.4%	37.0
19	Energy	1	3,258,189	1.4%	8.9
20	Information Technology	2	3,078,282	1.3%	38.6
			$137,731,005	58.2%	31.4

(a)	Includes affiliates.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of June 30, 2013, multiplied by 12. For the month of June 2013, our total annualized rent was $236.4 million, and customer reimbursements were $22.2 million annualized, consisting of of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From July 1, 2011 through June 30, 2013, customer reimbursements under leases with separately metered power constituted between 7.2% and 9.7% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of June 30, 2013 was $252,020,125. Our annualized effective rent was greater than our annualized rent as of June 30, 2013 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(c)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of June 30, 2013, which was approximately $236.4 million.

(d)
Weighted average based on customer’s percentage of total annualized rent expiring and is as of June 30, 2013, assuming that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.

(e)
Includes information for both Cincinnati Bell Technology Solutions (CBTS) and Cincinnati Bell Telephone and two customers that have contracts with CBTS. We expect the contracts for these two customers to be assigned to us, but the consents for such assignments have not yet been obtained. Excluding these customers, Cincinnati Bell Inc. and subsidiaries represented 3.0% of our annualized rent as of June 30, 2013.

Lease Distribution
The following table sets forth information relating to the distribution of customer leases in the properties in our portfolio, based on NRSF under lease as of June 30, 2013:
CyrusOne Inc.
Lease Distribution
As of June 30, 2013
(Unaudited)

NRSF Under Lease(a)	Number of Customers(b)	Percentage of All Customers	Total Leased NRSF(c)	Percentage of Portfolio Leased NRSF	Annualized Rent(d)	Percentage of Annualized Rent
0-999	447	81%	81,009	6%	$36,296,617	15%
1000-2499	34	6%	57,471	4%	14,164,595	6%
2500-4999	25	5%	85,379	6%	17,445,771	7%
5000-9999	19	3%	134,577	10%	33,972,913	15%
10000+	30	5%	1,024,706	74%	134,529,830	57%
Total	555	100%	1,383,142	100%	$236,409,726	100%

(a)	Represents all leases in our portfolio, including colocation, office and other leases.

(b)	Represents the number of customers in our portfolio utilizing data center, office and other space.

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

(d)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of June 30, 2013, multiplied by 12. For the month of June 2013, customer reimbursements were $22.2 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From July 1, 2011 through June 30, 2013, customer reimbursements under leases with separately metered power constituted between 7.2% and 9.7% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of June 30, 2013 was $252,020,125. Our annualized effective rent was greater than our annualized rent as of June 30, 2013 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

Lease Expiration

The following table sets forth a summary schedule of the customer lease expirations for leases in place as of June 30, 2013 plus available space, for each of the 10 full calendar years and the partial year beginning July 1, 2013, at the properties in our portfolio. Customers whose leases have been auto-renewed prior to June 30, 2013 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.
CyrusOne Inc.
Lease Expirations
As of June 30, 2013
(Unaudited)

Year(a)	Number of Leases Expiring(b)	Total Operating NRSF Expiring	Percentage of Total NRSF	Annualized Rent(c)	Percentage of Annualized Rent	Annualized Rent at Expiration(d)	Percentage of Annualized Rent at Expiration
Available		466,063	25%
Month-to-Month	275	45,201	2%	$11,754,290	5%	$11,754,290	5%
Remainder of 2013	399	324,080	18%	71,500,815	29%	71,559,076	27%
2014	516	143,552	8%	34,602,908	15%	34,905,308	14%
2015	484	217,149	12%	34,437,895	15%	36,334,960	14%
2016	202	53,990	3%	22,671,666	10%	22,801,968	9%
2017	98	207,630	11%	26,648,870	11%	30,615,067	11%
2018	47	43,087	2%	8,814,111	4%	13,158,665	5%
2019	3	93,876	5%	4,863,256	2%	4,867,659	2%
2020	9	111,096	6%	7,229,637	3%	9,112,019	4%
2021	8	30,617	2%	4,019,520	2%	4,576,160	2%
2022	8	52,289	3%	5,895,072	2%	12,796,090	5%
2023 - Thereafter	14	60,574	3%	3,971,686	2%	4,435,430	2%
Total	2,063	1,849,204	100%	$236,409,726	100%	$256,916,692	100%

(a)
Leases that were auto-renewed prior to June 30, 2013 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.

(b)	Number of leases represents each agreement with a customer. A lease agreement could include multiple spaces and a customer could have multiple leases.

(c)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of June 30, 2013, multiplied by 12. For the month of June 2013, customer reimbursements were $22.2 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From July 1, 2011 through June 30, 2013, customer reimbursements under leases with separately metered power constituted between 7.2% and 9.7% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of June 30, 2013 was $252,020,125. Our annualized effective rent was greater than our annualized rent as of June 30, 2013 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(d)	Represents the final monthly contractual rent under existing customer leases that had commenced as of June 30, 2013, multiplied by 12.

Results of Operations
Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

	Successor	Predecessor
	Three Months Ended June 30,				Successor	Predecessor	Predecessor
(dollars in millions)	2013	2012	Change	% Change	January 24 2013 to June 30, 2013	January 1 2013 to January 23, 2013	Six Months Ended June 30, 2012
Revenue	$63.6	$54.0	$9.6	18%	$108.6	$15.1	$106.1
Costs and expenses:
Property operating expenses	24.6	18.1	6.5	36%	39.9	4.8	35.4
Sales and marketing	2.9	1.8	1.1	61%	5.0	0.7	3.6
General and administrative	7.1	5.5	1.6	29%	12.5	1.5	10.0
Transaction-related compensation	—	—	—	n/m	—	20.0	—
Depreciation and amortization	23.0	17.8	5.2	29%	39.4	5.3	34.2
Transaction costs	0.4	0.7	(0.3)	(43)%	0.4	0.1	0.7
Management fees charged by CBI	—	0.5	(0.5)	n/m	—	—	1.2
Loss on sale of receivables to CBF	—	1.1	(1.1)	n/m	—	—	2.3
Asset impairments	—	13.3	(13.3)	n/m	—	—	13.3
Total costs and expenses	58.0	58.8	(0.8)	(1)%	97.2	32.4	100.7
Operating income (loss)	5.6	(4.8)	10.4	n/m	11.4	(17.3)	5.4
Interest expense	10.8	9.7	1.1	11%	19.2	2.5	20.0
Loss on extinguishment of debt	1.3	—	1.3	n/m	1.3	—	—
Loss before income taxes	(6.5)	(14.5)	8.0	(55)%	(9.1)	(19.8)	(14.6)
Income tax (expense) benefit	(0.3)	4.6	(4.9)	(107)%	(0.5)	(0.4)	4.0
Net loss	(6.8)	(9.9)	3.1	(31)%	(9.6)	(20.2)	(10.6)
Noncontrolling interest in net loss	4.5				6.4
Net loss attributed to common stockholders	$(2.3)				$(3.2)
Operating margin	8.8%	(8.9)%			10.5%	(114.6)%	5.1%
Capital expenditures *:
Acquisitions of real estate	8.4	—	8.4	n/m	26.6	—	23.4
Development of real estate	39.9	50.6	(10.7)	(21.1)%	66.4	7.6	78.6
Recurring real estate	0.4	0.3	0.1	33.3%	0.6	0.1	0.6
All other non-real estate	—	0.9	(0.9)	(100.0)%	—	—	2.2
Total	$48.7	$51.8	$(3.1)	(6.0)%	$93.6	$7.7	$104.8
Metrics information:
Colocation square feet*	970,000	801,000	169,000	21%	970,000	921,000	801,000
Utilization rate*	81%	85%	(4)%	(5)%	81%	81%	85%
Loss per share - basic and diluted	(0.12)				(0.17)
Dividend declared per share	$0.16				0.32

*	See “Key Operating Metrics” set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 for a definition of capital expenditures, CSF and utilization rate.

Revenue
Revenue for the three months ended June 30, 2013 was $63.6 million, an increase of $9.6 million, or 18%, compared to $54.0 million for the three months ended June 30, 2012. Revenue for the six months ended June 30, 2013 was $123.7 million, an increase of 17% compared to the six months ended June 30, 2012. This increase is primarily due to new customers and an increase in contractual monthly recurring revenue which increased to $19.7 million from $17.0 million or 16% compared to the corresponding quarter in 2012. Monthly recurring revenue growth comes from leasing incremental space, power and related colocation services to both new and existing customers. As of June 30, 2013, we had 122 of the Fortune 1000 customers, compared to 105 Fortune 1000 customers or private or foreign enterprises of equivalent size as of June 30, 2012.
Our capacity at June 30, 2013, was approximately 970,000 CSF which is an increase of 21% from June 30, 2012. The utilization rate of our data center facilities was 81%, as of June 30, 2013, compared to 85% as of June 30, 2012.
Recurring rent churn was 1.2% and 1.7% for the three and six months ended June 30, 2013 compared to 1.8% and 2.4% for the three and six months ended June 30, 2012.
Costs and Expenses
Property operating expenses—Property operating expenses were $24.6 million for the three months ended June 30, 2013, an increase of $6.5 million, or 36%, compared to $18.1 million for the three months ended June 30, 2012. Electricity expense increased approximately $1.3 million as our customers have expanded their footprints and consumed more power. Maintenance expense increased approximately $1.5 million as we continue to add critical equipment to provide increased power to customers. The addition of four data center facilities in the past year increased our facilities and maintenance, and property tax expense by $1.7 million. In addition, we incurred approximately $1.0 million higher expense in connection with the expansion of our interconnection platform services for the three months ended June 30, 2013. For the six months ended June 30, 2013, property operating expenses were $44.7 million, an increase of $9.3 million or 26%, compared to $35.4 million for the six months ended June 30, 2012. Consistent with the three months ended June, 30, 2013, we have experienced increases over the six month period due to the growth of our infrastructure in our existing facilities, expanding our interconnection platform, and higher payroll and property taxes as we have commissioned four additional data center facilities in the past year.
Sales and marketing expenses—Sales and marketing expenses for the three months ended June 30, 2013 were $2.9 million, an increase of $1.1 million, or 61%, compared to $1.8 million for the corresponding quarter in 2012. The increase is primarily related to an increase in payroll costs of approximately $0.6 million compared to the three months ended June 30, 2012 and higher advertising costs to increase sales in new markets. Advertising costs increased by approximately $0.3 million compared to the same period a year ago. For the first six months of 2013, sales and marketing expenses were $5.7 million, $2.1 million or 58% higher than the first six months of 2012. Consistent with the three months ended June, 30, 2013, we have experienced increases over the six months ended June 30, 2013 which were directly related to the increase in sales and marketing personnel and higher advertising costs to promote growth in new markets.
General and administrative expenses—General and administrative expenses for the three months ended June 30, 2013 were $7.1 million, an increase of $1.6 million, compared to the same period in 2012. For the six months ended June 30, 2013 general and administrative expenses were $14.0 million, an increase of $4.0 million or 40%. These increases in these related costs are the direct result of the Company's transition from a wholly-owned subsidiary of CBI to a stand-alone public company. At the end of 2012, we established a Long Term Incentive Plan ("LTIP") for the Company's employees. As a result, our stock based compensation increased approximately $1.6 million compared to a year ago. The prior year stock based compensation represented an allocated compensation charge from CBI. In addition, the increase in general and administrative expenses is attributed to the establishment of corporate reporting and accounting functions independent of the former Parent. A significant portion of the corporate reporting and related accounting functions were performed by CBI on behalf of the Company through the end of 2012.
Transaction-related compensation—We recorded compensation expense of $20.0 million for the six months ended June, 2013 related to CBI’s long-term incentive plan. There were no such costs incurred in other periods and such costs represent one-time compensation charges allocated to us by CBI in the period ended January 23, 2013. On April 8, 2013, CBI reimbursed the Company for $19.6 million of these costs.
Depreciation and amortization expense—Depreciation and amortization expense for the three months ended June 30, 2013 were $23.0 million, an increase of $5.2 million, or 29%, compared to $17.8 million for the corresponding quarter in 2012. For the six months ended June 30, 2013, depreciation and amortization expense was $44.7 million, an increase of $10.5 million. The increase in both periods was driven by assets that were placed in service since June 30, 2012. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties and expand our existing data center facilities.
Transaction costs—For the three months ended June 30, 2013 we incurred $0.4 million, of transaction costs to pursue acquisition opportunities, as compared to $0.7 million for the three months ended June 30, 2012. For the first six months ended June 30, 2013, we incurred $0.5 million of transaction costs to pursue acquisition opportunities and in connection with the IPO, compared to $0.7 million of transaction costs incurred a year ago.
Management fees charged by CBI—Management fees for the three and six months ended June 30, 2012 were $0.5 million and $1.2 million, respectively. These fees were allocated for services provided by CBI, including executive management, legal, treasury, human resources, accounting, tax, internal audit and IT services. Effective November 20, 2012, the management fee charged by CBI was terminated and replaced with a transition services agreement. There were no such related costs for the three and six months ended June 30, 2013.
Loss on sale of receivables to CBF—Loss on sale of receivables for the three and six months ended June 30, 2012 was $1.1 million and $2.3 million, respectively. Prior to October 1, 2012, substantially all of our receivables were sold to CBF at a discount of 2.5% from their face value. Effective October 1, 2012, we terminated our participation in this program hence there were no losses in 2013.
Asset Impairment—During the second quarter of 2012, asset impairments of $13.3 million were recognized on a customer relationship intangible and long-lived assets primarily associated with our GramTel acquisition. No asset impairments were identified or recognized in the six months ended June 30, 2013.
Operating Income (Loss)
Operating income for the three months ended June 30, 2013 was $5.6 million, compared to operating loss of $4.8 million for the corresponding quarter in 2012. Operating income increased primarily as a result of revenue growth of $9.6 million, which was slightly offset by higher property operating expenses and general and administrative expenses as a result of our expanded data center operations and investment in corporate functions to support our growth. For the six months ended June 30, 2013, we incurred an operating loss of $5.9 million, as compared to operating income of $5.4 million for the six months ended June 30, 2012. Operating income decreased compared to a year ago primarily as a result of a $20.0 million transaction-related compensation charge from CBI, and higher operating costs as associated with development and growth for the future, partially offset by revenue growth of $17.6 million.
Non-Operating Expenses
Interest expense—Interest expense for the three months ended June 30, 2013 was $10.8 million, an increase of $1.1 million, or 11% compared to $9.7 million for the corresponding quarter in 2012. Interest expense for the six months ended June 30, 2013 was $21.7 million, an increase of $1.7 million compared to the six months ended June 30, 2012. Interest expense increased primarily as a result of higher debt balance related to our Senior Notes due 2022, as compared to interest expense incurred from related party note payables incurred in 2012.
Loss on extinguishment of debt— Represents the termination of the financing obligation for our Metropolis Dr. (Austin 2) facility by purchasing the property from the former lessor. A loss of $1.3 million was recognized upon the termination of this obligation for the three and six months ended June 30, 2013. No such costs were recognized for the three and six months ended June 30, 2012.
Income tax expense—Income tax expense was $0.3 million for the three months ended June 30, 2013, as compared to an income tax benefit of $4.6 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, income tax expense was $0.9 million, as compared to an income tax benefit of $4.0 million for the six months ended June 30, 2012. Income tax expense increased as a result of the impairment charge recognized in 2012 resulting in a tax benefit for the three and six months ended June 30, 2012. There was no impairment charge recognized in 2013.
Capital Expenditures
Capital expenditures for the three months ended June 30, 2013 were $48.7 million, as compared to $51.8 million for the three months ended June 30, 2012. In both years, there was development of power and space at San Antonio, Carrollton, Houston West (Building #1) and Phoenix data center facilities. For the three months ended June 30, 2013, we spent $11.9 million towards the completion of our first phase of space and power in our second Houston West data center facility, as compared to $2.8 million for the three months ended June 30, 2012. In addition, the three months ended June 30, 2013, included capital expenditures related to the buyout of three leased facilities for approximately $8.4 million.

Capital expenditures were $101.3 million, compared to $104.8 million for the six months ended June 30, 2012. In 2013, we purchased 33 acres in Houston for $18.2 million, completed the construction of our second Houston West data center facility for $23.2 million, and completed the buyout of three of our leased facilities for approximately $8.4 million. For the six months ended June 30, 2012 we incurred capital expenditures in relation to the construction of our Austin data center facility for $6.8 million. In addition, we spent more capital to build out more space and power at San Antonio, Carrollton, Houston West and Phoenix data center facilities.

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
On November 20, 2012, CyrusOne LP issued $525 million of Senior Notes and entered into a $225 million revolving credit agreement. The Senior Notes are scheduled to mature in 2022 and bear interest at a rate of 6.375% per annum. Borrowings under the revolving credit agreement bear interest at a variable rate based on, at CyrusOne LP’s option, a rate equal to an applicable margin over either a base rate or a LIBOR rate. The revolving credit agreement is scheduled to mature in 2017. We utilized approximately $480 million of net proceeds from our Senior Notes issuance to partially repay our notes due to related parties, which totaled $662.7 million at November 20, 2012. The notes payable remaining after such repayment were contributed to equity as a non-cash contribution from CBI.
In connection with our initial public offering, we sold approximately 19.0 million shares of CyrusOne Inc., net proceeds of $337.1 million of which were used to purchase a 33.9% ownership of CyrusOne LP. The net proceeds will be used by CyrusOne LP to fund future growth and general corporate costs.
As of June 30, 2013 and December 31, 2012, we had $267.1 million and $16.5 million, respectively, of cash and cash equivalents. Prior to the closing of the formation transactions on November 20, 2012, we participated in CBI’s centralized cash management program. Prior to such date, all excess cash was transferred to CBI’s corporate cash accounts on a periodic basis. Likewise, substantially all funds to finance our operations, including acquisitions and development costs, were funded by CBI.
Short-term Liquidity
Our short-term liquidity requirements primarily consist of operating expenses and capital expenditures composed primarily of acquisition costs for the development of data center properties. For the three and six months ended June 30, 2013, our capital expenditures were $48.7 million and $101.3 million. We expect to fund future capital expenditures from the cash available on our balance sheet and availability under the revolving credit agreement. Our capital expenditures are largely discretionary and will be applied to expand our existing data center properties, acquire or construct new facilities, or both. We intend to continue to pursue additional growth opportunities and are prepared to commit additional resources to support this growth.
Long-term Liquidity
Our long-term liquidity requirements primarily consist of distributions to stockholders and the development of additional data center properties. We expect to meet our long-term liquidity requirements from the cash available on our balance sheet, cash flows from our operations, issuances of debt and equity securities, secured borrowings and borrowings under our revolving credit agreement.
As of June 30, 2013, our debt and other financing arrangements were $598.8 million, consisting of $525.0 million of Senior Notes due 2022, capital lease obligations of $19.8 million and other financing arrangements of $54.0 million. We have a revolving credit agreement of $225.0 million. As of June 30, 2013, we did not have any borrowings outstanding on this facility, leaving available borrowing capacity of $225.0 million.
As part of the IPO, CyrusOne Inc. together with CyrusOne GP, purchased 21.9 million (or 33.9%) of the outstanding partnership units of CyrusOne LP and CBI retained a 66.1% ownership or 42.6 million Operating Partnership units in

CyrusOne LP. Commencing on January 17, 2014, CBB may exchange the partnership units of CyrusOne into cash, or shares of common stock as determined by us, on a one-for-one basis based upon the fair value of a share of our common stock. CBI represents a 65.8% ownership as of June 30, 2013.
Cash Flows
Comparison of Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012
As of June 30, 2013, cash and cash equivalents were $267.1 million, up from $16.5 million as of December 31, 2012, an increase of $250.6 million, as a result of raising capital from the initial public offering in January of 2013.
Net cash generated from operations was $41.5 million in the first six months of 2013, an increase of $9.7 million compared to the six months ended June 30, 2012. The increase in net cash generated from operations was directly related to the changes in our operating assets and liabilities compared to the corresponding period in 2012.
Cash used in investing activities was $95.0 million for the six months ended June 30, 2013, a decrease of $13.6 million compared to the corresponding period in 2012. Capital expenditures were $101.5 million for the six months ended June 30, 2013 as compared to $104.8 million for the six months ended June 30, 2012. The release of restricted cash was $6.3 million for the six months ended June 30, 2013 with no such amounts in 2012.
Cash provided by financing activities was $304.1 million for the six months ended June 30, 2013, up $226.5 million compared to the corresponding period in 2012. The increase was directly related to the issuance of common stock as a result of the initial public offering (“IPO”) for $337.1 million (net of IPO related cost of $23.4 million), $9.6 million payments related to the capital lease buyouts of the Springer Street (Lombard), and Industrial Road (Florence) data center facilities, and a $10.2 million payment to extinguish the other financing obligation related to Metropolis Dr. (Austin 2) data center facility. For the six months ended June 30, 2013, we paid dividends of $10.3 million. For the six months ended June 30, 2012 we did not pay dividends, or incur IPO related costs. In addition, during the six months ended June 30, 2012 we incurred $81.4 of borrowings from affiliates. We had no borrowings from affiliates incurred in 2013.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure to interest rate risk, arising from variable-rate borrowings under our revolving credit agreement. On November 20, 2012, we entered into a revolving credit agreement with a syndicate of financial institutions. Borrowings on the revolving credit agreement bear interest, at our option, at a rate equal to an applicable margin over either a base rate or a LIBOR rate. The initial applicable margin is 2.50% for base rate loans and 3.50% for LIBOR loans. As of June 30, 2013, we had no derivative instruments to hedge these interest rate risks or borrowings outstanding on the related revolving credit agreement.
The following table sets forth the carrying value and fair value face amounts, maturity dates, and average interest rates at June 30, 2013 for our fixed-rate debt, excluding capital leases and other financing arrangements:

(dollars in millions)	2013	2014	2015	2016	Thereafter	Total Carrying Value	Total Fair Value
Fixed-rate debt	—	—	—	—	$525.0	$525.0	$535.5
Average interest rate on fixed-rate debt	—	—	—	—	6.375%	6.375%	—

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a description of the Company’s market risks. There were no other material changes for the period ended June 30, 2013.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures (CyrusOne Inc.)
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
As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.
Changes in Internal Control over Financial Reporting (CyrusOne Inc.)
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures (CyrusOne LP)
The Operating Partnership maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.
Changes in Internal Control over Financial Reporting (CyrusOne LP)
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
During the six months ended June 30, 2013, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the quarter ended June 30, 2013.

ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None

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

10.2
Form of Employee Non-Statutory Performance Stock Option Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed by the Registrant on April 17, 2013 (Registration No. 001-35789).)

10.3
Form of Executive Performance Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of Form 8-K, filed by the Registrant on April 17, 2013 (Registration No. 001-35789).)

10.4
Form of Employee Performance Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of Form 8-K, filed by the Registrant on April 17, 2013 (Registration No. 001-35789).)

31.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (CyrusOne Inc.)

31.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (CyrusOne Inc.)

31.3+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (CyrusOne LP)

31.4+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (CyrusOne LP)

32.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (CyrusOne Inc.)

32.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (CyrusOne Inc.)

32.3+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (CyrusOne LP)

32.4+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (CyrusOne LP)

(101.INS)*	XBRL Instance Document.

(101.SCH)*	XBRL Taxonomy Extension Schema Document.

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Submitted electronically with this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August, 2013.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President, Chief Executive Officer, and Director

By:	/s/ Kimberly H. Sheehy
Kimberly H. Sheehy
Chief Financial and Administrative Officer

By:	/s/ Patricia M. McBratney
Patricia M. McBratney
Vice President and Controller (Chief Accounting Officer)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August, 2013.

CyrusOne LP

By: CyrusOne Inc., as sole trustee of CyrusOne GP, as sole general partner of CyrusOne LP

/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President, Chief Executive Officer, and Director of CyrusOne Inc.

/s/ Kimberly H. Sheehy
Kimberly H. Sheehy
Chief Financial and Administrative Officer of CyrusOne Inc.

/s/ Patricia M. McBratney
Patricia M. McBratney
Vice President and Controller (Chief Accounting Officer) of CyrusOne Inc.