Form 10-Q
period 2013-09-30
CyrusOne Inc.; CyrusOne LP
filed 2013-11-12
CIK 1553023, 1575810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
CyrusOne Inc. Yes  ☐    No  ☒
CyrusOne LP Yes  ☐    No  ☒

CyrusOne Inc.
There were 21,991,521 shares of Common Stock outstanding as of November 1, 2013 with a par value of $0.01 per share.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2013 of CyrusOne Inc., a Maryland corporation, and CyrusOne LP, a Maryland limited partnership, of which CyrusOne GP, a Maryland statutory trust of which CyrusOne Inc. is the sole beneficial owner and sole trustee, is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to CyrusOne Inc. together with its consolidated subsidiaries, including CyrusOne LP. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to CyrusOne LP together with its consolidated subsidiaries.
CyrusOne Inc. is a real estate investment trust, or REIT, and the sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP. As of September 30, 2013, CyrusOne Inc. owned approximately 34.2% of the operating partnership units in CyrusOne LP. The remaining approximately 65.8% of the operating partnership units in CyrusOne LP, which is reflected as a noncontrolling interest, is owned by our former parent, Cincinnati Bell Inc. (“CBI”). As the sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP, CyrusOne Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.
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
There are a few differences between our Company and our operating partnership, which are reflected in the disclosures in this report. We believe it is important to understand the differences between our Company and our operating partnership in the context of how we operate as an interrelated consolidated company. CyrusOne Inc. is a REIT, whose only material asset is its ownership of operating partnership units of CyrusOne LP. As a result, CyrusOne Inc. does not conduct business itself, other than acting as the sole trustee of CyrusOne GP, issuing public equity from time to time and guaranteeing certain debt of CyrusOne LP. CyrusOne Inc. itself does not issue any indebtedness but guarantees the debt of CyrusOne LP, as disclosed in this report. CyrusOne LP holds substantially all the assets of the Company. CyrusOne LP conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by CyrusOne Inc., which are generally contributed to CyrusOne LP in exchange for operating partnership units, CyrusOne LP generates the capital required by the Company's business through CyrusOne LP's operations and by CyrusOne LP's incurrence of indebtedness or through the issuance of partnership units.
The presentation of noncontrolling interest, shareholders' equity and partnership capital are the main areas of difference between the condensed consolidated financial statements of CyrusOne Inc. and those of CyrusOne LP. The operating partnership units held by the limited partners in CyrusOne LP are presented as partnership capital in CyrusOne LP's condensed consolidated financial statements and as noncontrolling interest within equity in CyrusOne Inc.'s condensed consolidated financial statements. The operating partnership units held by CyrusOne Inc. in CyrusOne LP are presented as partnership capital in CyrusOne LP's condensed consolidated financial statements and as common stock and additional paid in capital within shareholders' equity in CyrusOne Inc.'s condensed consolidated financial statements. The differences in the presentations between shareholders' equity and partnership capital result from the differences in the equity issued at the CyrusOne Inc. and the CyrusOne LP levels.
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

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	6

CyrusOne Inc. Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	6

CyrusOne Inc. Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2013 and 2012, the period ended September 30, 2013 (January 24, 2013 to September 30, 2013), the period ended January 23, 2013 (January 1, 2013 to January 23, 2013) and the Nine Months Ended September 30, 2012	7

CyrusOne Inc. Condensed Consolidated Statement of Equity for the Nine Months Ended September 30, 2013	8

CyrusOne Inc. Condensed Consolidated Statements of Cash Flows for the period ended September 30, 2013 (January 24, 2013 to September 30, 2013), the period ended January 23, 2013 (January 1, 2013 to January 23, 2013) and the Nine Months Ended September 30, 2012	9

Notes to CyrusOne Inc. Condensed Consolidated Financial Statements	10

CyrusOne LP Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	30

CyrusOne LP Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2013 and 2012, the period ended September 30, 2013 (January 24, 2013 to September 30, 2013), the period ended January 23, 2013 (January 1, 2013 to January 23, 2013), and the Nine Months Ended September 30, 2012	31

CyrusOne LP Condensed Consolidated Statement of Partnership Capital for the Nine Months Ended September 30, 2013	32

CyrusOne LP Condensed Consolidated Statements of Cash Flows for the period ended September 30, 2013 (January 24, 2013 to September 30, 2013), the period ended January 23, 2013 (January 1, 2013 to January 23, 2013) and the Nine Months Ended September 30, 2012	33

Notes to CyrusOne LP Condensed Consolidated Financial Statements	34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	53

Item 3. Quantitative and Qualitative Disclosures About Market Risk	64

Item 4. Controls and Procedures (CyrusOne Inc.)	66

Item 4. Controls and Procedures (CyrusOne LP)	66

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	67

Item 1A. Risk Factors	67

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	67

Item 3. Defaults Upon Senior Securities	67

Item 4. Mine Safety Disclosures	67

Item 5. Other Information	67

Item 6. Exhibits	68

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CyrusOne Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	Successor	Predecessor
	As of	As of
	September 30, 2013	December 31, 2012
Assets
Investment in real estate:
Land	$81.5	$44.5
Buildings and improvements	778.2	722.5
Equipment	134.3	52.4
Construction in progress	63.2	64.2
Subtotal	1,057.2	883.6
Accumulated depreciation	(218.6)	(176.7)
Net investment in real estate	838.6	706.9
Cash and cash equivalents	213.2	16.5
Rent and other receivables, net of allowance for doubtful accounts of $0.5 and $0.3 as of September 30, 2013, and December 31, 2012, respectively	33.9	33.2
Restricted cash	—	6.3
Goodwill	276.2	276.2
Intangible assets, net of accumulated amortization of $50.9 and $38.2 as of September 30, 2013, and December 31, 2012, respectively	89.9	102.6
Due from affiliates	0.9	2.2
Other assets	67.2	67.0
Total assets	$1,519.9	$1,210.9
Liabilities and equity
Accounts payable and accrued expenses	$67.8	$37.1
Deferred revenue	55.1	52.8
Due to affiliates	7.0	2.9
Capital lease obligations	18.8	32.2
Long-term debt	525.0	525.0
Other financing arrangements	55.8	60.8
Total liabilities	729.5	710.8
Commitments and contingencies
Equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 22,116,172 shares issued and outstanding at September 30, 2013	0.2	—
Common stock, $.01 par value, 1,000 shares authorized and 100 shares issued and outstanding at December 31, 2012	—	—
Additional paid in capital	339.4	7.1
Accumulated deficit	(14.2)	—
Partnership capital	—	493.0
Total shareholders’ equity/Parent’s net investments	325.4	500.1
Noncontrolling interest	465.0	—
Total equity	790.4	500.1
Total liabilities and equity	$1,519.9	$1,210.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	January 24, 2013 to September 30, 2013	January 1, 2013 to January 23, 2013	Nine Months Ended September 30, 2012
Revenue	$67.5	$56.7	$176.1	$15.1	$162.8
Costs and expenses:
Property operating expenses	24.2	20.0	64.1	4.8	55.3
Sales and marketing	2.3	2.1	7.3	0.7	5.8
General and administrative	7.2	5.3	19.7	1.5	15.4
Transaction-related compensation	—	—	—	20.0	—
Depreciation and amortization	23.9	18.8	63.3	5.3	52.9
Restructuring charges	0.7	—	0.7	—	—
Transaction costs	0.7	0.6	1.1	0.1	1.3
Management fees charged by CBI	—	0.9	—	—	2.1
Loss on sale of receivables to an affiliate	—	1.3	—	—	3.7
Asset impairments	—	—	—	—	13.3
Total costs and expenses	59.0	49.0	156.2	32.4	149.8
Operating income (loss)	8.5	7.7	19.9	(17.3)	13.0
Interest expense	10.5	11.3	29.7	2.5	31.2
Other income	(0.1)	—	(0.1)	—	—
Loss on extinguishment of debt	—	—	1.3	—	—
Net loss before income taxes	(1.9)	(3.6)	(11.0)	(19.8)	(18.2)
Income tax (expense) benefit	(0.3)	0.7	(0.8)	(0.4)	4.7
Loss from continuing operations	(2.2)	(2.9)	(11.8)	(20.2)	(13.5)
Gain on sale of real estate improvements	—	0.1	—	—	0.1
Net loss	(2.2)	$(2.8)	(11.8)	$(20.2)	$(13.4)
Noncontrolling interest in net loss	1.4		7.8
Net loss attributed to common shareholders	$(0.8)		$(4.0)
Basic weighted average common shares outstanding	20.9		20.9
Diluted weighted average common shares outstanding	20.9		20.9
Loss per share - basic and diluted	$(0.05)		$(0.22)
Dividend declared per share	$0.16		$0.48
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited and in millions)

	Common Stock Issued		Additional Paid In Capital	Accumulated Deficit	Partnership capital	Total Shareholder’s Equity/ Parent’s Net Investment	Non Controlling Interest	Total Equity
	Shares	Amount
Balance December 31, 2012	—	$—	$7.1	$—	$493.0	$500.1	$—	$500.1
Net loss – January 1, 2013 to January 23, 2013	—	—	—	—	(20.2)	(20.2)	—	(20.2)
Other contributions from Parent	—	—	—	—	1.3	1.3	—	1.3
Contributions from Parent–transaction compensation expense reimbursement	—	—	—	—	19.6	19.6	—	19.6
Noncontrolling interest effective January 24, 2013	—	—	(7.1)	—	(493.7)	(500.8)	500.8	—
Common stock issued	19.0	0.2	336.9	—	—	337.1	—	337.1
Common stock issued to CBI in exchange for operating partnership units	1.5	—	—	—	—	—	—	—
Common stock issued to CBI in exchange for settlement of IPO costs paid by CBI	0.4	—	7.1	—	—	7.1	(7.1)	—
IPO costs	—	—	(9.5)	—	—	(9.5)	—	(9.5)
Restricted shares issued	1.2	—	—	—	—	—	—	—
Net loss – January 24, 2013 to September 30, 2013	—	—	—	(11.8)	—	(11.8)	—	(11.8)
Noncontrolling interest allocated net loss	—	—	—	7.8	—	7.8	(7.8)	—
Stock based compensation	—	—	4.9	—	—	4.9	—	4.9
Dividends declared, $0.48 per share	—	—	—	(10.2)	—	(10.2)	(20.9)	(31.1)
Balance at September 30, 2013	22.1	$0.2	$339.4	$(14.2)	$—	$325.4	$465.0	$790.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Successor	Predecessor	Predecessor
	January 24, 2013 to September 30, 2013	January 1, 2013 to January 23, 2013	Nine Months Ended September 30, 2012
Net cash provided by operating activities	$62.8	$2.0	$42.8
Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	(33.3)	—	(25.4)
Capital expenditures – other development	(124.6)	(7.7)	(121.0)
Increase in restricted cash	—	—	(11.1)
Release of restricted cash	4.4	1.9	0.7
Advances to affiliates	—	—	(9.6)
Proceeds from sale of assets	—	—	0.2
Net cash used in investing activities	(153.5)	(5.8)	(166.2)
Cash flows from financing activities:
Issuance of common stock	360.5	—	—
IPO costs	(23.4)	—	—
Borrowings from affiliates, net	—	—	131.9
Dividends paid	(20.7)	—	—
Payments on capital leases and other financing arrangements	(3.7)	(0.6)	(5.2)
Payments to buyout capital leases	(9.6)	—	—
Payment to buyout other financing arrangement	(10.2)	—	—
Contributions (distributions) from (to) parent, net	—	0.2	(0.7)
Debt issuance costs	(1.3)	—	—
Net cash provided by (used in) financing activities	291.6	(0.4)	126.0
Net increase (decrease) in cash and cash equivalents	200.9	(4.2)	2.6
Cash and cash equivalents at beginning of period	12.3	16.5	0.6
Cash and cash equivalents at end of period	$213.2	$12.3	$3.2
Supplemental disclosures
Cash paid for interest, net of amount capitalized	$21.8	$0.3	$32.9
Capitalized interest	1.6	—	1.6
Acquisition of property in accounts payable and other liabilities	30.2	15.7	26.4
Assumed liabilities in buyout of other financing obligation lease	0.2	—	—
Contribution receivable from Parent related to transaction-related compensation	—	19.6	—
Dividends payable	10.4	—	—
Deferred IPO costs	—	1.7	—
Deferred IPO costs reclassified to additional paid in capital	9.5	—	—
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
On January 24, 2013, CyrusOne Inc. completed its initial public offering (“IPO”) of common stock, issuing approximately 19.0 million shares for $337.1 million, net of underwriters' discounts. At that time the Operating Partnership executed a 2.8 to 1.0 reverse unit split, resulting in CBI owning 44.1 million Operating Partnership units. In addition, CBI exchanged approximately 1.5 million of its Operating Partnership units for 1.5 million shares of CyrusOne Inc. common stock, and CBI was issued 0.4 million shares of CyrusOne Inc. common stock in repayment for transaction costs paid by CBI. CyrusOne Inc. also issued approximately 1.0 million shares of restricted stock to its directors and employees. In addition, on January 24, 2013, CyrusOne Inc., together with CyrusOne GP, purchased approximately 21.9 million or 33.9% of the Operating Partnership’s units for $337.1 million and through CyrusOne GP assumed the controlling interest in the Operating Partnership. CBI retained a noncontrolling interest in the Operating Partnership of 66.1%.
As of September 30, 2013 the total number of outstanding partnership units was 64.7 million and CBI holds a 65.8% ownership in the Operating Partnership.

3. Basis of Presentation
The accompanying condensed consolidated financial statements as of December 31, 2012, and for the periods ended January 23, 2013, and September 30, 2012, were prepared using CBI’s historical basis in the assets and liabilities of its data center business. The condensed consolidated financial statements include all revenues, costs, assets and liabilities directly attributable to the data center business. In addition, certain expenses reflected in the condensed consolidated financial statements include allocations of corporate expenses from CBI, which in the opinion of management are reasonable (see further discussion at Note 12) but do not necessarily reflect what CyrusOne’s financial position, results of operations and cash flows would have been had CyrusOne been a stand-alone company during these respective periods. As a result, historical financial information is not necessarily indicative of CyrusOne’s future results of operations, financial position and cash flows. For the period prior to the effective date of the IPO, January 24, 2013, the financial statements are deemed to be the financial statements of the “Predecessor” company and for the periods subsequent to January 24, 2013, the financial statements are deemed to be the financial statements of the “Successor” company. The financial statements for the Predecessor periods are considered combined and the financial statements for the Successor periods are considered consolidated.
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

In addition, the accompanying condensed consolidated balance sheets reflects a reclassification of certain financial statement accounts. We have combined 'other liabilities' with 'accounts payable and accrued expenses' as of September 30, 2013, and December 31, 2012. We believe combining them more accurately reflects the nature of these accounts.
It should also be noted that the results for the interim periods shown in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of September 30, 2013, and our results of operations, for the three months ended September 30, 2013, the periods ended September 30, 2013 (January 24, 2013 to September 30, 2013), January 23, 2013 (January 1, 2013 to January 23, 2013), and the three and nine months ended September 30, 2012, and the statements of cash flows for the period ended September 30, 2013 (January 24, 2013 to September 30, 2013), January 23, 2013 (January 1, 2013 to January 23, 2013), and nine months ended September 30, 2012. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited financial statements as of December 31, 2012.

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
Management reviews the carrying value of long-lived assets, including intangible assets with finite lives, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Examples of such indicators may include a significant adverse change in the extent to which or manner in which the property is being used, an accumulation of costs significantly in excess of the amount originally expected for acquisition or development, or a history of operating or cash flow losses. When such indicators exist, we review an estimate of the undiscounted future cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition and compare such amount to its carrying amount. We consider factors such as future operating income, leasing demand, competition and other factors. If our undiscounted net cash flows indicate that we are unable to recover the carrying value of the asset, an impairment loss is recognized. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value. There was an impairment of $13.3 million recognized for the nine months ended September 30, 2012, and no impairments recognized for any of the periods presented in 2013.
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
Revenue is recognized for services or products that are deemed separate units of accounting. When a customer makes an advance payment, which is not deemed a separate unit of accounting, deferred revenue is recorded. This revenue is recognized ratably over the expected term of the lease, unless the pattern of service suggests otherwise.

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
Amortization expense is recognized over the estimated useful lives of finite-lived intangibles. An accelerated method of amortization is utilized to amortize our customer relationship intangible, consistent with the benefit expected to be derived from this asset. We amortize trademarks, favorable leasehold interests and deferred leasing costs over their estimated useful lives. The estimated useful life of trademarks and customer relationships is eight to 15 years. In addition, we have a favorable leasehold interest related to a land lease that is being amortized over the remaining lease term of 56 years.
Restructuring Charge—Restructuring charges are a result of programs planned and controlled by management that materially changes either the scope of business undertaken or the manner in which that business is conducted. Current restructuring charges were the result of moving certain administrative functions to the Company's corporate office. These charges are generally recognized in the period in which the liability is incurred.
Transaction-Related Compensation —During the period ended January 23, 2013, the Company received an allocated compensation charge from CBI of $20.0 million for the settlement of its long-term incentive plan associated with the completion of the IPO. The amount was determined by CBI and allocated to CyrusOne Inc. on January 23, 2013, and reflected as expense and contributed capital in the respective period.
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
CyrusOne Inc. will elect to be taxed as a REIT under the Code, as amended, commencing with our taxable year ending December 31, 2013. Provided we qualify for taxation as a REIT and continue to meet the various qualification tests mandated under the Code, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our shareholders. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to federal income tax at regular corporate rates and any applicable alternative minimum tax.
While CyrusOne Inc. and the Operating Partnership do not pay federal income taxes, we are still subject to foreign, state and local income taxes in the locations in which it conducts business. Our taxable REIT subsidiaries (each a “TRS”) are also subject to federal and state income taxes to the extent there is taxable income.
Deferred income taxes are recognized in certain entities. Deferred income taxes are provided for temporary differences in the bases between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards.

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
Foreign Currency Translation and Transactions—The financial position of foreign subsidiaries is translated at the exchange rates in effect at the end of the period, while revenues and expenses are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as components of other comprehensive loss. Gains or losses from foreign currency transactions are included in determining net income. Gains and losses from translation and foreign currency transactions were immaterial for all periods presented.
Comprehensive Income (Loss)—Comprehensive income (loss) represents the change in net assets of a company from transactions and other events from non-owner sources. Comprehensive income (loss) comprises all components of net income and all components of other comprehensive income. As components of other comprehensive income (loss) were immaterial for all periods presented, comprehensive income (loss) is not presented.
Stock-Based Compensation—For all the Predecessor periods presented, some of our employees participated in CBI’s stock-based compensation plans. CBI valued all share-based payments to employees at fair value on the date of grant and expensed this amount over the applicable vesting period. The fair value of stock options and stock appreciation rights was determined using the Black-Scholes option-pricing model using assumptions such as volatility, risk-free interest rate, holding period and expected dividends. The fair value of stock awards was based upon the closing market price of CBI’s common stock on the date of grant. For all share-based awards, a forfeiture rate was estimated based upon historical forfeiture patterns. The forfeiture rate reduced the total fair value of the awards that was recognized as compensation expense. For graded vesting awards, CBI’s policy was to recognize compensation expense on a straight-line basis over the vesting period. Certain employees were granted awards, which were indexed to the change in CBI’s common stock price. The accompanying condensed consolidated financial statements include an allocation of stock-based compensation costs for awards granted to our employees. Upon completion of the IPO, all awards were either terminated and settled by CBI with each respective employee or vesting was accelerated.
In conjunction with the IPO, our Board of Directors adopted the 2012 Long-Term Incentive Plan (“LTIP”). See further discussion in Note 10.
Fair Value Measurements—Fair value measurements are utilized in accounting for business combinations and testing of goodwill and other long-lived assets for impairment and disclosures. Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:
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
Earnings Per Share—For all periods subsequent to January 23, 2013, we present earnings per share (“EPS”) data. Basic EPS includes only the weighted average number of common shares outstanding during the period. Diluted EPS includes the weighted average number of common shares and the dilutive effect of stock options, restricted stock and share unit awards and convertible subordinated notes outstanding during the period, when such instruments are dilutive.

All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are treated as participating in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted EPS must be applied.
Accounting Standards to be Adopted in Future Periods—In February, 2013, the Financial Accounting Standards Board ("FASB") issued amendments to provide guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not believe the adoption of this guidance will have a material impact on the Company’s financial statements.

5. Investment in Real Estate
A schedule of our gross investment in real estate follows:

	Successor			Predecessor
	September 30, 2013			December 31, 2012
(dollars in millions)	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment
West Seventh St., Cincinnati, OH (7th Street)	$0.9	$108.9	$7.3	$0.9	$108.7	$0.8
Parkway Dr., Mason, OH (Mason)	—	20.3	0.5	—	20.2	0.4
Industrial Rd., Florence, KY (Florence)	8.8	34.5	2.2	—	46.8	0.5
Goldcoast Dr., Cincinnati, OH (Goldcoast)	0.6	6.7	0.1	0.6	6.7	—
Knightsbridge Dr., Hamilton, OH (Hamilton)	—	49.2	3.5	—	49.9	2.1
E. Monroe St., South Bend, IN (Monroe St.)	—	2.5	—	—	3.2	—
Springer St., Lombard, IL (Lombard)	1.3	4.0	0.2	—	2.6	—
Crescent Circle, South Bend, IN (Blackthorn)	—	3.4	0.1	—	3.3	0.1
Kingsview Dr., Lebanon, OH (Lebanon)	4.0	71.4	1.7	4.0	71.0	1.1
McAuley Place, Blue Ash, OH (Blue Ash)	—	0.6	—	—	0.6	—
Westway Park Blvd., Houston, TX (Houston West 1)	1.4	88.4	21.4	3.3	87.8	12.0
Westway Park Blvd., Houston, TX (Houston West 2)	2.0	20.9	14.5	—	—	—
N. Sam Houston Pky., Houston, TX (Houston-MetroNational)	18.3	—	—	—	—	—
Southwest Fwy., Houston, TX (Galleria)	—	68.7	12.1	—	66.0	6.6
E. Ben White Blvd., Austin, TX (Austin 1)	—	22.5	1.1	—	22.6	0.8
S. State Highway 121 Business, Lewisville, TX (Lewisville)	—	77.0	19.5	—	76.0	9.6
Marsh Lane, Carrollton, TX	—	0.1	0.4	—	0.1	0.2
Midway Rd., Carrollton, TX	—	2.0	0.4	—	2.0	0.3
W. Frankford Rd., Carrollton, TX (Carrollton)	16.1	41.3	13.2	16.1	34.6	5.0
Bryan St., Dallas, TX	—	0.1	0.1	—	0.1	—
North Freeway, Houston, TX (Greenspoint)	—	1.3	0.4	—	1.3	0.4
South Ellis Street, Chandler, AZ (Phoenix)	14.8	55.9	9.8	15.0	38.7	6.8
Westover Hills Blvd., San Antonio, TX (San Antonio 1)	4.6	32.0	23.6	4.6	30.8	4.7
Westover Hills Blvd., San Antonio, TX (San Antonio 2)	6.7	—	—	—	—	—
Metropolis Dr., Austin, TX (Austin 2)	2.0	23.0	1.5	—	22.7	0.6
Kestral Way (London)	—	34.0	0.6	—	17.1	0.3
Jurong East (Singapore)	—	9.5	0.1	—	9.7	0.1
Total	$81.5	$778.2	$134.3	$44.5	$722.5	$52.4
Construction in progress was $63.2 million and $64.2 million as of September 30, 2013 and December 31, 2012, respectively. We continue to have high amounts of construction in progress as we continue to build data center facilities.
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
On June 18, 2013, we extinguished our Metropolis Drive, Austin, TX (Austin 2) data center facility related financing lease obligation for $12.2 million.  The extinguishment resulted in the settlement of the related financing lease obligation for Austin 2 of $8.9 million, acquisition of land of $2.0 million and a loss on extinguishment of debt of $1.3 million.
On August 7, 2013, we acquired 22 acres of land for $6.7 million in San Antonio (San Antonio 2) for future data center expansions.
Upon completion of the buyout of the Lombard and Florence capital leases, the gross basis of the acquired assets were reset to the net carrying value of the leased assets and the depreciable life was extended to 25 years consistent with our policy for depreciating buildings. The amount of these adjustments for Lombard and Florence were $0.1 million and $7.9 million, respectively.
The allocated amounts related to the Lombard and Florence data center acquisitions represent a preliminary allocation of purchase price to the assets acquired and are subject to final fair value measurements.

6. Debt and Other Financing Arrangements
The Company’s outstanding debt and other financing arrangements consists of the following:

	Successor	Predecessor
(dollars in millions)	September 30, 2013	December 31, 2012
Revolving credit agreement	$—	$—
Capital lease obligations	18.8	32.2
6 3/8% Senior Notes due 2022	525.0	525.0
Other financing arrangements	55.8	60.8
Total	$599.6	$618.0

Revolving Credit Agreement—As of September 30, 2013, and December 31, 2012, we had no outstanding borrowings on our revolving credit agreement, leaving $225 million available for borrowings with a sub-limit of $50 million for letters of credit and a $30 million sub-limit for swingline loans. The revolving credit agreement has a maturity date of November 20, 2017.
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
The revolving credit agreement, subject to certain exceptions contains customary affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur additional indebtedness, create liens, make certain investments, make certain dividends and related distributions, prepay certain debt, engage in affiliate transactions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions, amend the organizational documents and dispose of assets or subsidiaries. In addition, the revolving credit agreement requires us to maintain a certain secured net leverage ratio, ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to fixed charges and ratio of total indebtedness to gross asset value, in each case on a consolidated basis. Notwithstanding the limitations set forth above, we will be permitted, subject to the terms and conditions of the revolving credit agreement, to distribute to our shareholders cash dividends in an amount not to exceed 95% of our adjusted funds from operations (“AFFO”) for any period.
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
Capital Lease Obligations—We use leasing as a source of financing for certain of our data center facilities and related equipment. We currently operate four data center facilities recognized as capital leases. We have options to extend the initial lease term on all of these leases. Interest expense on capital lease obligations was $1.6 million, $4.6 million and $0.3 million, for the three months ended September 30, 2013, and the periods ended September 30, 2013, and January 23, 2013, respectively. For the three and nine months ended September 30, 2012, interest expense was $2.2 million and $5.5 million, respectively.
6 3/8% Senior Notes due 2022—On November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. (the “Issuers”) issued $525 million of 6 3/8% Senior Notes due 2022 (“Senior Notes”). The Senior Notes are senior unsecured obligations of the Issuers, which rank equally in right of payment with all existing and future unsecured senior debt of the Issuers. The Senior Notes are effectively subordinated to all existing and future secured indebtedness of the Issuers to the extent of the value of the assets securing such indebtedness. The Senior Notes are guaranteed on a joint and several basis, full and unconditional, by CyrusOne Inc., CyrusOne GP, and each of CyrusOne LP’s existing and future domestic wholly-owned subsidiaries, subject to certain exceptions. Each such guarantee is a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior debt of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness. The Senior Notes are structurally subordinated to all liabilities (including trade payables) of each subsidiary of the Issuers that does not guarantee the Senior Notes. The Senior Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2013, to persons who are registered holders of the Senior Notes on the immediately preceding May 1 and November 1, respectively. Interest expense on the Senior Notes was $8.3 million, $22.9 million and $2.1 million for the three months ended September 30, 2013, and the periods ended September 30, 2013, and January 23, 2013, respectively. There was no such expense for the three and nine months ended September 30, 2012.
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
The Senior Notes will mature on November 15, 2022. However, prior to November 15, 2017, the Issuers may, at their option, redeem some or all of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes, together with accrued and unpaid interest, if any, plus a “make-whole” premium. On or after November 15, 2017, the Issuers may, at their option, redeem some or all of the 6 3/8% Senior Notes at any time at declining redemption prices equal to (i) 103.188% beginning on November 15, 2017, (ii) 102.125% beginning on November 15, 2018, (iii) 101.063% beginning on November 15, 2019, and (iv) 100.000% beginning on November 15, 2020, and thereafter, plus, in each case, accrued and unpaid interest, if any, to the applicable redemption date. In addition, before November 15, 2015, and subject to certain conditions, the Issuers may, at their option, redeem up to 35% of the aggregate principal amount of the Senior Notes with the net proceeds of certain equity offerings at 106.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that (i) at least 65% of the aggregate principal amount of the Senior Notes remains outstanding and (ii) the redemption occurs within 90 days of the closing of any such equity offering.

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
Deferred Financing Costs—Deferred financing costs are costs incurred in connection with obtaining long-term financing. We incurred deferred financing costs in connection with the revolving credit agreement and the issuance of the Senior Notes. Total deferred financing costs as of September 30, 2013, were $15.5 million. Deferred financing costs are amortized over the term of the related indebtedness. Amortization of deferred financing costs, included in interest expense in the consolidated statements of operations, totaled $0.5 million, $2.8 million and $0.1 million for the three months ended September 30, 2013, and the periods ended September 30, 2013 and January 23, 2013, respectively, with no such costs incurred during the three and nine months ended September 30, 2012.
Debt Covenants—The indenture governing the Senior Notes contains affirmative and negative covenants customarily found in indebtedness of this type, including a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur secured or unsecured indebtedness; pay dividends or distributions on its equity interests, or redeem or repurchase equity interests of the Company; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of the operating partnership’s subsidiaries to pay dividends or make certain transfers and other payments to the operating partnership or to other subsidiaries; sell assets; and merge, consolidate or transfer all or substantially all of the operating partnership’s assets. Notwithstanding the foregoing, the covenants contained in the indenture do not restrict the Company’s ability to pay dividends or distributions to shareholders to the extent (i) no default or event of default exists or is continuing under the indenture and (ii) the Company believes in good faith that we qualify as a REIT under the Code and the payment of such dividend or distribution is necessary either to maintain its status as a REIT or to enable it to avoid payment of any tax that could be avoided by reason of such dividend or distribution. The Company and its subsidiaries are also required to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis, provided that for the purposes of such calculation their revolving credit agreement facility shall be treated as unsecured indebtedness.
The revolving credit agreement requires us to maintain a certain secured net leverage ratio, ratio of EBITDA to fixed charges and ratio of total indebtedness to gross asset value, in each case on a consolidated basis. Notwithstanding these limitations, we will be permitted, subject to the terms and conditions of the revolving credit agreement, to distribute to our shareholders cash dividends in an amount not to exceed 95% of our AFFO for any period. Similarly, our indenture permits dividends and distributions necessary for us to maintain our status as a REIT.
The Company’s most restrictive covenants are generally included in its revolving credit agreement. In order to continue to have access to the amounts available to it under the revolving credit agreement, the Company must remain in compliance with all covenants.
As of September 30, 2013, the Company was in compliance with all covenants.

7. Fair Value of Financial Instruments
The fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these instruments. The carrying value and fair value of other financial instruments are as follows:

	Successor		Predecessor
	September 30, 2013		December 31, 2012
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
6 3/8% Senior Notes due 2022	$525.0	$525.0	$525.0	$547.3
Other financing arrangements	55.8	63.4	60.8	69.5
The fair value of our Senior Notes was estimated based on the estimated fair value of these notes at September 30, 2013, and December 31, 2012, which is considered Level 1 of the fair value hierarchy. The estimated fair value of our Senior Notes on September 30, 2013 , and December 31, 2012, are based on the average trading price for these notes on or about the respective dates. The fair value of other financing arrangements at September 30, 2013, and December 31, 2012, was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration. These fair value measurements are considered Level 2 of the fair value hierarchy.

8. Noncontrolling Interest
As part of the IPO, CyrusOne Inc. together with CyrusOne GP, purchased 21.9 million (or 33.9%) of the outstanding partnership units of CyrusOne LP and CBI retained a 66.1% ownership or 42.6 million Operating Partnership units in CyrusOne LP. Commencing on January 17, 2014, CBI may exchange the partnership units of CyrusOne into cash, or shares of common stock of CyrusOne Inc. as determined by us, on a one-for-one basis based upon the fair value of a share of our common stock. We have evaluated whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of these Operating Partnership units. Based on the results of this analysis, we concluded that these convertible Operating Partnership units met the criteria to be classified within equity at September 30, 2013. For each share of common stock issued by us, the Operating Partnership issues an equivalent Operating Partnership unit to the Company. The redemption value of the noncontrolling interests at September 30, 2013, was approximately $809 million based on the closing price of our stock of $19.00 on September 30, 2013, the last trading day of the quarter ended September 30, 2013. As stock is issued by CyrusOne, CBI's ownership percentage will change. CyrusOne has issued shares in conjunction with the LTIP discussed in Note 10 and CBI's ownership is 65.8% as of September 30, 2013.

9. Shareholders’ Equity
On September 4, 2013, we announced a regular cash dividend for the quarter ended September 30, 2013, of $0.16 per common share payable to shareholders of record as of September 27, 2013. In addition, holders of Operating Partnership units also received a distribution of $0.16 per unit. The dividend and distribution were paid on October 15, 2013.

10. Equity Incentive Plan
In conjunction with the IPO, our Board of Directors adopted the 2012 LTIP . The LTIP is administered by the Board of Directors, or the plan administrator. Awards issuable under the LTIP include common stock, restricted stock, stock options and other incentive awards. We have reserved a total of 4 million shares of our common stock for issuance pursuant to the LTIP, which may be adjusted for changes in our capitalization and certain corporate transactions. To the extent that an award expires, terminates or lapses, or an award is settled in cash without the delivery of shares of common stock to the participant, then any unexercised shares subject to the award will be available for future grant or sale under the LTIP. Shares of restricted stock which are forfeited or repurchased by us pursuant to the LTIP may again be optioned, granted or awarded under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP.
Restricted Shares
The Company issued approximately 1 million restricted shares to its employees, officers and board of director members in conjunction with the IPO. These restricted shares will generally vest over three years with a per share price of $19 and have been issued in the form of common stock. These restricted shares also earn non-forfeitable dividends throughout the vesting period.
The Company recognized stock-based compensation expense of approximately $1.6 million and $4.3 million for the three months ended September 30, 2013, and the period ended September 30, 2013, respectively. In addition, we had unrecognized compensation expense of approximately $14.7 million as of September 30, 2013. This expense will be recognized over the remaining vesting period, or approximately 2.3 years.
Performance Based Awards
On April 17, 2013, the Company approved grants of performance-based options and performance-based restricted stock under the Company’s 2012 LTIP. These awards generally vest over three years and upon the achievement of certain performance-based objectives. These awards are expensed based on the grant date fair value if it is probable that the performance conditions will be achieved.
The Company recognized stock-based compensation expense of approximately $0.3 million for the three months ended September 30, 2013, and $0.6 million for the period ended September 30, 2013, respectively. In addition, we had unrecognized compensation expense of approximately $3.2 million as of September 30, 2013. This expense will be recognized over the remaining vesting period, or approximately 2.5 years.
The performance criteria is based on achieving both an EBITDA and a relative return target by the end of the three year period. We are recording a compensation charge based on achieving 100% of both targets.

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

The following table reflects a reconciliation of the shares used in the basic and diluted net loss per share computation for the period ended September 30, 2013:

	Three Months Ended		Period Ended
	September 30, 2013		September 30, 2013
(dollars in millions, except per share amount)	Basic	Diluted	Basic	Diluted
Numerator:
Net loss attributed to common shareholders	$(0.8)	$(0.8)	$(4.0)	$(4.0)
Less: Restricted stock dividends	(0.2)	(0.2)	(0.5)	(0.5)
Net loss available to shareholders	$(1.0)	$(1.0)	$(4.5)	$(4.5)
Denominator:
Weighted average common outstanding-basic	20.9	20.9	20.9	20.9
Performance-based restricted stock(1)		—		—
Convertible securities(1)		—		—
Weighted average shares outstanding-diluted		20.9		20.9
EPS:
Net loss per share-basic	$(0.05)		$(0.22)
Effect of dilutive shares
Net loss per share-diluted		$(0.05)		$(0.22)

(1) We have excluded 0.2 million of restricted stock, and 42.6 million of Operating Partnership units which are securities convertible into common stock in January 2014, from our diluted earnings per share as of September 30, 2013. These amounts were deemed anti-dilutive.

12. Related Party Transactions
Prior to November 20, 2012, CyrusOne Inc., CyrusOne GP, CyrusOne LP and its subsidiaries were operated by CBI during the periods presented. As discussed in Note 3, the condensed consolidated financial statements have been prepared from the records maintained by CBI and may not necessarily be indicative of the conditions that would have existed or the results of operations that would have occurred if the business had been operated as an unaffiliated company. The condensed consolidated financial statements reflect the following transactions with CBI and its affiliated entities, including Cincinnati Bell Telephone (“CBT”) and Cincinnati Bell Technology Solutions (“CBTS”):
Revenues—The Company records revenues from CBI under contractual service arrangements. These services include lease of data center space, power and cooling in certain of our data center facilities and network interface services.
Operating Expenses—The Company records expenses from CBI incurred in relation to network support, services calls, monitoring and management, storage and backup, IT systems support, and connectivity services.
Revenues and expenses for the periods presented were as follows:

	Successor	Successor	Predecessor
(dollars in millions)	Three Months Ended September 30, 2013	January 24, 2013 to September 30, 2013	January 1, 2013 to January 23, 2013
Revenue:
Data center colocation agreement provided to CBT and CBTS	$1.1	$3.1	$0.3
229 West 7th Street lease provided to CBT	0.1	0.2	—
Goldcoast Drive lease provided to CBT	—	0.1	—
Parkway (Mason) lease provided to CBTS	0.1	0.2	—
Transition services provided to CBTS (network interfaces)	0.7	1.4	0.1
Data center leases provided to CBTS	0.4	3.8	—
Total revenue	$2.4	$8.8	$0.4

Operating costs and expenses:
Charges for services provided by CBT (connectivity)	0.9	1.6	0.1
Allocated employee benefit plans by CBI	—	—	0.2
Allocated centralized insurance costs by CBI	—	—	0.1
General and administrative services provided by CBI	—	—	0.1
Total operating costs and expenses	$0.9	$1.6	$0.5

As of September 30, 2013, and December 31, 2012, the amounts receivable and payable to CBI were as follows:

	Successor	Predecessor
	As of	As of
(dollars in millions)	September 30, 2013	December 31, 2012

Accounts receivable from CBI	$0.9	$2.2

Accounts payable	$0.2	$2.9
Dividends payable	6.8	—
Accounts payable to CBI	$7.0	$2.9
The dividends payable as of September 30, 2013, reflect the balance due to CBI related to the dividend declared on September 4, 2013, of $0.16 per share.
13. Income Taxes
CyrusOne Inc., will elect to be taxed as a REIT under the Code, as amended, commencing with our taxable year ending December 31, 2013. To qualify as a REIT, we are required to distribute at least 90% of our taxable income to our stockholders and meet various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our shareholders. It is our policy and intent, subject to change, to distribute 100% of our taxable income and therefore no provision is required in the accompanying financial statements for federal income taxes with regards to activities of the CyrusOne Inc. and its subsidiary pass-through entities.
We have elected to designate two subsidiaries as taxable REIT subsidiaries (each, a "TRS"). A TRS may perform services for our tenants that would otherwise be considered impermissible for REITs. The income generated from these services is taxed at federal and state corporate rates. Income tax expense for the three months and period ended September 30, 2013, were $0.3 million and $1.2 million, respectively.
In conjunction with the Company’s tax sharing arrangement with CBI, CBI may be required to file Texas margin tax returns on a consolidated, combined or unitary basis with the Company for any given year.   If such return is prepared by CBI on a combined or consolidated basis to include the Company, the related Texas margin tax of the Company will be paid by CBI. The Company will then reimburse CBI for its portion of the related Texas margin tax.  As of September 30, 2013, our total Texas margin tax payable was $0.8 million.
For certain entities we calculate deferred tax assets and liabilities for temporary differences in the basis between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Deferred tax assets (net of valuation allowance) and liabilities were accrued, as necessary, for the periods ended September 30, 2013, and December 31, 2012. The net deferred tax assets were $0.6 million as of September 30, 2013, and $0.5 million as of December 31, 2012.
14. Guarantors
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the “Issuers”), had $525 million aggregate principal amount of Senior Notes outstanding at September 30, 2013. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (“Parent Guarantor”), CyrusOne GP (“General Partner”), and CyrusOne LP’s 100% owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc. and CyrusOne Foreign Holdings LLC (such subsidiaries, together the “Guarantors”). None of the subsidiaries organized outside of the United States (collectively, the “Non-Guarantors”) guarantee the Senior Notes. Subject to the provisions of the indenture governing the Senior Notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

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
The following provides information regarding the entity structure of each guarantor of the Senior Notes:
CyrusOne Inc. – CyrusOne Inc. was formed on July 31, 2012. As of January 23, 2013, CyrusOne Inc. was a wholly-owned subsidiary of CBI. Effective January 24, 2013, CyrusOne Inc. completed its IPO of common stock for net proceeds of $337.1 million, and together with the General Partner, purchased a 33.9% ownership interest in CyrusOne LP. CyrusOne Inc. also represents a guarantor or Parent Guarantor and became a separate registrant with the SEC upon completion of its IPO.
CyrusOne GP – CyrusOne GP was formed on July 31, 2012, and was a 100% owned subsidiary of CyrusOne Inc. as of January 23, 2013. Effective upon completion of CyrusOne Inc.’s IPO, this entity became the general partner and 1% owner of CyrusOne LP and has no other assets or operations. Prior to the IPO, this entity did not incur any obligations or record any transactions.
Issuers – The Issuers include CyrusOne LP and CyrusOne Finance Corp. CyrusOne Finance Corp., a 100% owned subsidiary of CyrusOne LP, was formed for the sole purpose of acting as co-issuer of the Senior Notes and has no other assets or operations.

CyrusOne LP, in addition to being the co-issuer of the Senior Notes, is also the 100% owner, either directly or indirectly, of the Guarantors and Non-Guarantors.
Guarantors – The guarantors include CyrusOne LLC, CyrusOne TRS Inc., and CyrusOne Foreign Holdings LLC. CyrusOne LLC accounts for all of the domestic operations of CyrusOne LP, including the businesses that composed the Predecessor operations. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly owns 100% of the Non-Guarantors. As of September 30, 2013, CyrusOne TRS Inc. had not incurred any obligations or recorded any material transactions for the three months and period ended September 30, 2013.
As of September 30, 2013, the Non-Guarantors consist of 100% owned subsidiaries which conduct operations in the United Kingdom and Singapore.

The following schedules present the financial information for the three months ended September 30, 2013, period ended September 30, 2013, period ended January 23, 2013, the three and nine months ended September 30, 2012, and the year ended December 31, 2012, for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors. The financial statements for the period ended January 23, 2013, present the financial information for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors, prior to the effective date of the IPO. The financial statements for the three months and period ended September 30, 2013, present the financial information for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors, after the effective date of the IPO. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.

Condensed Consolidating Balance Sheets

(dollars in millions)	As of September 30, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Land	$—	$—	$—	$—	$81.5	$—	$—	$81.5
Buildings and improvements	—	—	—	—	734.8	43.4	—	778.2
Equipment	—	—	—	—	133.6	0.7	—	134.3
Construction in progress	—	—	—	—	63.2	—	—	63.2
Subtotal	—	—	—	—	1,013.1	44.1	—	1,057.2
Accumulated depreciation	—	—	—	—	(214.6)	(4.0)	—	(218.6)
Net investment in real estate	—	—	—	—	798.5	40.1	—	838.6
Cash and cash equivalents	—	—	—	—	211.8	1.4	—	213.2
Investment in subsidiaries	790.4	7.9	814.7	—	0.3	—	(1,613.3)	—
Rent and other receivables	—	—	—	—	33.3	0.6	—	33.9
Intercompany receivable	—	—	508.1	508.2	0.2	—	(1,016.5)	—
Goodwill	—	—	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	—	—	89.9	—	—	89.9
Due from affiliates	—	—	—	—	0.9	—	—	0.9
Other assets	—	—	15.5	15.5	49.8	1.9	(15.5)	67.2
Total assets	$790.4	$7.9	$1,338.3	$523.7	$1,460.9	$44.0	$(2,645.3)	$1,519.9
Accounts payable and accrued expenses	$—	$—	$16.1	$12.6	$51.3	$0.4	$(12.6)	$67.8
Deferred revenue	—	—	—	—	54.4	0.7	—	55.1
Intercompany payable	—	—	—	—	508.1	0.2	(508.3)	—
Due to affiliates	—	—	6.8	—	0.2	—	—	7.0
Capital lease obligations	—	—	—	—	10.4	8.4	—	18.8
Long-term debt	—	—	525.0	525.0	—	—	(525.0)	525.0
Other financing arrangements	—	—	—	—	21.8	34.0	—	55.8
Total liabilities	—	—	547.9	537.6	646.2	43.7	(1,045.9)	729.5
Total equity	790.4	7.9	790.4	(13.9)	814.7	0.3	(1,599.4)	790.4
Total liabilities and equity	$790.4	$7.9	$1,338.3	$523.7	$1,460.9	$44.0	$(2,645.3)	$1,519.9

(dollars in millions)	As of December 31, 2012
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Land	$—	$—	$—	$—	$44.5	$—	$—	$44.5
Buildings and improvements	—	—	—	—	695.7	26.8	—	722.5
Equipment	—	—	—	—	52.0	0.4	—	52.4
Construction in progress	—	—	—	—	51.4	12.8	—	64.2
Subtotal	—	—	—	—	843.6	40.0	—	883.6
Accumulated depreciation	—	—	—	—	(174.8)	(1.9)	—	(176.7)
Net investment in real estate	—	—	—	—	668.8	38.1	—	706.9
Cash and cash equivalents	—	—	—	—	15.6	0.9	—	16.5
Investment in subsidiaries	—	—	497.2	—	0.4	—	(497.6)	—
Rent and other receivables	—	—	—	—	32.6	0.6	—	33.2
Restricted cash	—	—	—	—	6.3	—	—	6.3
Goodwill	—	—	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	—	—	102.6	—	—	102.6
Intercompany receivable	—	—	508.2	508.2	—	—	(1,016.4)	—
Due from affiliates	—	—	—	—	2.2	—	—	2.2
Other assets	7.9	—	17.0	17.0	41.6	0.5	(17.0)	67.0
Total assets	$7.9	$—	$1,022.4	$525.2	$1,146.3	$40.1	$(1,531.0)	$1,210.9
Accounts payable and accrued expenses	$0.8	$—	$4.4	$4.4	$31.7	$0.2	$(4.4)	$37.1
Deferred revenue	—	—	—	—	52.3	0.5	—	52.8
Intercompany payable	—	—	—	—	508.0	0.2	(508.2)	—
Due to affiliates	—	—	—	—	2.9	—	—	2.9
Capital lease obligations	—	—	—	—	23.2	9.0	—	32.2
Long-term debt	—	—	525.0	525.0	—	—	(525.0)	525.0
Other financing arrangements	—	—	—	—	31.0	29.8	—	60.8
Total liabilities	0.8	—	529.4	529.4	649.1	39.7	(1,037.6)	710.8
Total parent’s net investment	7.1	—	493.0	(4.2)	497.2	0.4	(493.4)	500.1
Total liabilities and parent’s net investment	$7.9	$—	$1,022.4	$525.2	$1,146.3	$40.1	$(1,531.0)	$1,210.9

Condensed Consolidating Statements of Operations

(dollars in millions)	Three Months Ended September 30, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$—	$—	$66.4	$1.1	$—	$67.5
Costs and expenses:
Property operating expenses	—	—	—	—	23.7	0.5	—	24.2
Sales and marketing	—	—	—	—	2.2	0.1	—	2.3
General and administrative	—	—	—	—	7.1	0.1	—	7.2
Depreciation and amortization	—	—	—	—	23.2	0.7	—	23.9
Transaction costs	—	—	—	—	0.7	—	—	0.7
Restructuring charges	—	—	—	—	0.7	—	—	0.7
Total costs and expenses	—	—	—	—	57.6	1.4	—	59.0
Operating income (loss)	—	—	—	—	8.8	(0.3)	—	8.5
Interest expense (income)	—	—	9.2	9.2	0.4	0.9	(9.2)	10.5
Other income	—	—	—	—	(0.1)	—	—	(0.1)
Income (loss) before income taxes	—	—	(9.2)	(9.2)	8.5	(1.2)	9.2	(1.9)
Income tax expense	—	—	—	—	(0.3)	—	—	(0.3)
Equity earnings (loss) related to investment in subsidiaries	(2.2)	—	7.0	—	(1.2)	—	(3.6)	—
Income (loss) from continuing operations	(2.2)	—	(2.2)	(9.2)	7.0	(1.2)	5.6	(2.2)
Noncontrolling interest in net loss	1.4	—	—	—	—	—	—	1.4
Net income (loss) attributed to common shareholders	$(0.8)	$—	$(2.2)	$(9.2)	$7.0	$(1.2)	$5.6	$(0.8)

(dollars in millions)	Three Months Ended September 30, 2012
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$—	$—	$56.3	$0.4	$—	$56.7
Costs and expenses:
Property operating expenses	—	—	—	—	19.5	0.5	—	20.0
Sales and marketing	—	—	—	—	2.0	0.1	—	2.1
General and administrative	—	—	—	—	5.2	0.1	—	5.3
Depreciation and amortization	—	—	—	—	18.2	0.6	—	18.8
Transaction costs	—	—	—	—	0.6	—	—	0.6
Management fees charged by CBI	—	—	—	—	0.9	—	—	0.9
Loss on sale of receivables to an affiliate	—	—	—	—	1.3	—	—	1.3
Total costs and expenses	—	—	—	—	47.7	1.3	—	49.0
Operating income (loss)	—	—	—	—	8.6	(0.9)	—	7.7
Interest expense	—	—	—	—	10.2	1.1	—	11.3
Loss before income taxes	—	—	—	—	(1.6)	(2.0)	—	(3.6)
Income tax benefit	—	—	—	—	0.7	—	—	0.7
Equity earnings (loss) related to investments in subsidiaries	—	—	—	—	(2.0)	—	2.0	—
Loss from continuing operations	—	—	—	—	(2.9)	(2.0)	2.0	(2.9)
Gain on sale of real estate improvements	—	—	—	—	0.1	—	—	0.1
Net loss	$—	$—	$—	$—	$(2.8)	$(2.0)	$2.0	$(2.8)

(dollars in millions)	Period Ended September 30, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$—	$—	$173.4	$2.7	$—	$176.1
Costs and expenses:
Property operating expenses	—	—	—	—	62.5	1.6	—	64.1
Sales and marketing	—	—	—	—	7.1	0.2	—	7.3
General and administrative	—	—	—	—	19.6	0.1	—	19.7
Depreciation and amortization	—	—	—	—	61.3	2.0	—	63.3
Restructuring charges	—	—	—	—	0.7	—	—	0.7
Transaction costs	—	—	—	—	1.1	—	—	1.1
Total costs and expenses	—	—	—	—	152.3	3.9	—	156.2
Operating income (loss)	—	—	—	—	21.1	(1.2)	—	19.9
Interest expense (income)	—	—	26.5	26.5	1.3	1.9	(26.5)	29.7
Other income	—	—	—	—	(0.1)	—	—	(0.1)
Loss on extinguishment of debt	—	—	—	—	1.3	—	—	1.3
Income (loss) before income taxes	—	—	(26.5)	(26.5)	18.6	(3.1)	26.5	(11.0)
Income tax expense	—	—	—	—	(0.8)	—	—	(0.8)
Equity earnings (loss) related to investment in subsidiaries	(11.8)	(0.1)	14.7	—	(3.1)	—	0.3	—
Income (loss) from continuing operations	(11.8)	(0.1)	(11.8)	(26.5)	14.7	(3.1)	26.8	(11.8)
Noncontrolling interest in net loss	7.8	—	—	—	—	—	—	7.8
Net income (loss) attributed to common stockholders	$(4.0)	$(0.1)	$(11.8)	$(26.5)	$14.7	$(3.1)	$26.8	$(4.0)

(dollars in millions)	Period Ended January 23, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$—	$—	$14.9	$0.2	$—	$15.1
Costs and expenses:
Property operating expenses	—	—	—	—	4.8	—	—	4.8
Sales and marketing	—	—	—	—	0.7	—	—	0.7
General and administrative	—	—	—	—	1.4	0.1	—	1.5
Transaction-related compensation	—	—	—	—	20.0	—	—	20.0
Depreciation and amortization	—	—	—	—	5.2	0.1	—	5.3
Transaction costs	—	—	—	—	0.1	—	—	0.1
Total costs and expenses	—	—	—	—	32.2	0.2	—	32.4
Operating loss	—	—	—	—	(17.3)	—	—	(17.3)
Interest expense	—	—	2.3	2.3	0.1	0.1	(2.3)	2.5
Loss before income taxes	—	—	(2.3)	(2.3)	(17.4)	(0.1)	2.3	(19.8)
Income tax expense	—	—	—	—	(0.4)	—	—	(0.4)
Equity earnings (loss) related to investment in subsidiaries	—	—	(17.9)	—	(0.1)	—	18.0	—
Loss from continuing operations	—	—	(20.2)	(2.3)	(17.9)	(0.1)	20.3	(20.2)
Net loss	$—	$—	$(20.2)	$(2.3)	$(17.9)	$(0.1)	$20.3	$(20.2)

(dollars in millions)	Nine Months Ended September 30, 2012
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$—	$—	$161.8	$1.0	$—	$162.8
Costs and expenses:
Property operating expenses	—	—	—	—	54.0	1.3	—	55.3
Sales and marketing	—	—	—	—	5.6	0.2	—	5.8
General and administrative	—	—	—	—	15.3	0.1	—	15.4
Depreciation and amortization	—	—	—	—	51.7	1.2	—	52.9
Transaction costs	—	—	—	—	1.3	—	—	1.3
Management fees charged by CBI	—	—	—	—	2.1	—	—	2.1
Loss on sale of receivables to an affiliate	—	—	—	—	3.7	—	—	3.7
Asset Impairment	—	—	—	—	13.3	—	—	13.3
Total costs and expenses	—	—	—	—	147.0	2.8	—	149.8
Operating income (loss)	—	—	—	—	14.8	(1.8)	—	13.0
Interest expense	—	—	—	—	28.9	2.3	—	31.2
Loss before income taxes	—	—	—	—	(14.1)	(4.1)	—	(18.2)
Income tax benefit	—	—	—	—	4.7	—	—	4.7
Equity earnings (loss) related to investments in subsidiaries	—	—	—	—	(4.1)	—	4.1	—
Loss from continuing operations	—	—	—	—	(13.5)	(4.1)	4.1	(13.5)
Gain on sale of real estate improvements	—	—	—	—	0.1	—	—	0.1
Net loss	$—	$—	$—	$—	$(13.4)	$(4.1)	$4.1	$(13.4)

Condensed Consolidating Statements of Cash Flows

(dollars in millions)	Period Ended September 30, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net cash provided by (used in) operating activities	$—	$—	(17.3)	$(17.2)	$82.3	$(2.2)	$17.2	$62.8
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	—	—	(33.3)	—	—	(33.3)
Capital expenditures - other	—	—	—	—	(124.5)	(0.1)	—	(124.6)
Investment in subsidiaries	(337.1)	—	(337.1)	—	—	—	674.2	—
Return of investment	20.7	—	39.2	18.5	—	—	(78.4)	—
Release of restricted cash	—	—	—	—	4.4	—	—	4.4
Net cash provided by (used in) investing activities	(316.4)	—	(297.9)	18.5	(153.4)	(0.1)	595.8	(153.5)
Cash flows from financing activities:
Issuance of common stock/partnership units	360.5	—	337.1	—	—	—	(337.1)	360.5
IPO costs	(23.4)	—	—	—	—	—	—	(23.4)
Dividends paid	(20.7)	—	(20.7)	—	(20.7)	—	41.4	(20.7)
Payments on capital leases and other financing arrangements	—	—	—	—	(3.2)	(0.5)	—	(3.7)
Payments to buyout capital leases	—	—	—	—	(9.6)	—	—	(9.6)
Payment to buyout other financing arrangement	—	—	—	—	(10.2)	—	—	(10.2)
Contributions (distributions) from parent guarantor	—	—	—	—	315.4	3.2	(318.6)	—
Debt issuance costs	—	—	(1.3)	(1.3)	—	—	1.3	(1.3)
Net cash provided by (used in) financing activities	316.4	—	315.1	(1.3)	271.7	2.7	(613.0)	291.6
Net increase (decrease) in cash and cash equivalents	—	—	(0.1)	—	200.6	0.4	—	200.9
Cash and cash equivalents at beginning of period	—	—	0.1	—	11.2	1.0	—	12.3
Cash and cash equivalents at end of period	$—	$—	$—	$—	$211.8	$1.4	$—	$213.2

(dollars in millions)	Period Ended January 23, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net cash provided by operating activities	$—	$—	$—	$—	$1.9	$0.1	$—	$2.0
Cash flows from investing activities:
Capital expenditures - other	—	—	—	—	(7.7)	—	—	(7.7)
Release of restricted cash	—	—	—	—	1.9	—	—	1.9
Intercompany advances, net	—	—	0.1	—	(0.1)	—	—	—
Net cash provided by (used in) investing activities	—	—	0.1	—	(5.9)	—	—	(5.8)
Cash flows from financing activities:
Payments on capital lease obligations	—	—	—	—	(0.6)	—	—	(0.6)
Contributions from parent, net	—	—	—	—	0.2	—	—	0.2
Net cash used in financing activities	—	—	—	—	(0.4)	—	—	(0.4)
Net increase (decrease) in cash and cash equivalents	—	—	0.1	—	(4.4)	0.1	—	(4.2)
Cash and cash equivalents at beginning of period	—	—	—	—	15.6	0.9	—	16.5
Cash and cash equivalents at end of period	$—	$—	$0.1	$—	$11.2	$1.0	$—	$12.3

(dollars in millions)	Nine Months Ended September 30, 2012
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net cash provided by operating activities	$—	$—	$—	$—	40.3	$2.5	$—	$42.8
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	—	—	(25.4)	—	—	(25.4)
Capital expenditures - other	—	—	—	—	(120.2)	(0.8)	—	(121.0)
Increase in restricted cash	—	—	—	—	(11.1)	—	—	(11.1)
Release of restricted cash	—	—	—	—	0.7	—	—	0.7
Advance to affiliate	—	—	—	—	(9.6)	—	—	(9.6)
Proceeds from sale of assets	—	—	—	—	0.2	—	—	0.2
Net cash used in investing activities	—	—	—	—	(165.4)	(0.8)	—	(166.2)
Cash flows from financing activities:
Borrowings from affiliates, net	—	—	—	—	131.9	—	—	131.9
Payment on capital leases and other financing arrangements	—	—	—	—	(5.2)	—	—	(5.2)
Distributions to parent, net	—	—	—	—	(0.7)	—	—	(0.7)
Net cash provided by financing activities	—	—	—	—	126.0	—	—	126.0
Net increase in cash and cash equivalents	—	—	—	—	0.9	1.7	—	2.6
Cash and cash equivalents at beginning of period	—	—	—	—	0.4	0.2	—	0.6
Cash and cash equivalents at end of period	$—	$—	$—	$—	$1.3	$1.9	$—	$3.2

CyrusOne LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions)

	Successor	Predecessor
	As of	As of
	September 30, 2013	December 31, 2012
Assets
Investment in real estate:
Land	$81.5	$44.5
Buildings and improvements	778.2	722.5
Equipment	134.3	52.4
Construction in progress	63.2	64.2
Subtotal	1,057.2	883.6
Accumulated depreciation	(218.6)	(176.7)
Net investment in real estate	838.6	706.9
Cash and cash equivalents	213.2	16.5
Rent and other receivables, net of allowance for doubtful accounts of $0.5 and $0.3 as of September 30, 2013, and December 31, 2012, respectively	33.9	33.2
Restricted cash	—	6.3
Goodwill	276.2	276.2
Intangible assets, net of accumulated amortization of $50.9 and $38.2 as of September 30, 2013, and December 31, 2012, respectively	89.9	102.6
Due from affiliates	0.9	2.2
Other assets	67.2	59.1
Total assets	$1,519.9	$1,203.0
Liabilities and Partnership Capital
Accounts payable and accrued expenses	$67.8	$36.3
Deferred revenue	55.1	52.8
Due to affiliates	7.0	2.9
Capital lease obligations	18.8	32.2
Long-term debt	525.0	525.0
Other financing arrangements	55.8	60.8
Total liabilities	729.5	710.0
Commitments and contingencies
Partnership capital	790.4	493.0
Total liabilities and partnership capital	$1,519.9	$1,203.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions )

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	January 24, 2013 to September 30, 2013	January 1, 2013 to January 23, 2013	Nine Months Ended September 30, 2012
Revenue	$67.5	$56.7	$176.1	$15.1	$162.8
Costs and expenses:
Property operating expenses	24.2	20.0	64.1	4.8	55.3
Sales and marketing	2.3	2.1	7.3	0.7	5.8
General and administrative	7.2	5.3	19.7	1.5	15.4
Transaction-related compensation	—	—	—	20.0	—
Depreciation and amortization	23.9	18.8	63.3	5.3	52.9
Restructuring charges	0.7	—	0.7	—	—
Transaction costs	0.7	0.6	1.1	0.1	1.3
Management fees charged by CBI	—	0.9	—	—	2.1
Loss on sale of receivables to an affiliate	—	1.3	—	—	3.7
Asset impairments	—	—	—	—	13.3
Total costs and expenses	59.0	49.0	156.2	32.4	149.8
Operating income (loss)	8.5	7.7	19.9	(17.3)	13.0
Interest expense	10.5	11.3	29.7	2.5	31.2
Other income	(0.1)	—	(0.1)	—	—
Loss on extinguishment of debt	—	—	1.3	—	—
Net loss before income taxes	(1.9)	(3.6)	(11.0)	(19.8)	(18.2)
Income tax (expense) benefit	(0.3)	0.7	(0.8)	(0.4)	4.7
Loss from continuing operations	(2.2)	(2.9)	(11.8)	(20.2)	(13.5)
Gain on sale of real estate improvements	—	0.1	—	—	0.1
Net loss	$(2.2)	$(2.8)	$(11.8)	$(20.2)	$(13.4)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
(unaudited and in millions)

	Partnership Units	Partnership Capital
Balance December 31, 2012	123.6	$493.0
Net loss—January 1, 2013, to January 23, 2013	—	(20.2)
Contributions from Parent—transaction-compensation expense reimbursement	—	19.6
Other contributions from Parent	—	1.3
Distribution to CyrusOne Inc.	—	(2.4)
Partnership reverse unit split 2.8 to 1	(79.5)	—
Partnership units exchanged by CBI for common stock in CyrusOne Inc.	(1.5)	—
Partnership units issued to CyrusOne Inc.	22.1	337.1
Compensation expense of CyrusOne Inc. allocated to Partnership	—	4.9
Net loss—January 24, 2013, to September 30, 2013	—	(11.8)
Partnership distributions	—	(31.1)
Balance at September 30, 2013	64.7	$790.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Successor	Predecessor	Predecessor
	January 24, 2013 to September 30, 2013	January 1, 2013 to January 23, 2013	Nine Months Ended September 30, 2012
Net cash provided by operating activities	$62.8	$2.0	$42.8
Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	(33.3)	—	(25.4)
Capital expenditures – other development	(124.6)	(7.7)	(121.0)
Increase in restricted cash	—	—	(11.1)
Release of restricted cash	4.4	1.9	0.7
Advances to affiliates	—	—	(9.6)
Proceeds from sale of assets	—	—	0.2
Net cash used in investing activities	(153.5)	(5.8)	(166.2)
Cash flows from financing activities:
Issuance of partnership units	337.1	—	—
Borrowings from affiliates, net	—	—	131.9
Distributions paid	(20.7)	—	—
Payments on capital leases and other financing arrangements	(3.7)	(0.6)	(5.2)
Payments to buyout capital leases	(9.6)	—	—
Payment to buyout other financing arrangement	(10.2)	—	—
Contributions (distributions) from (to) parent, net	—	0.2	(0.7)
Debt issuance costs	(1.3)	—	—
Net cash provided by (used in) financing activities	291.6	(0.4)	126.0
Net increase (decrease) in cash and cash equivalents	200.9	(4.2)	2.6
Cash and cash equivalents at beginning of period	12.3	16.5	0.6
Cash and cash equivalents at end of period	$213.2	$12.3	$3.2
Supplemental disclosures
Cash paid for interest, net of amount capitalized	$21.8	$0.3	$32.9
Capitalized interest	1.6	—	1.6
Acquisition of property in accounts payable and other liabilities	30.2	15.7	26.4
Assumed liabilities in buyout of other financing obligation lease	0.2	—	—
Contribution receivable from Parent related to transaction-related compensation	—	19.6	—
Distribution payable	10.4	—	—
Other contributions from Parent	1.3	1.7	—
Non-cash distributions to CyrusOne Inc.	2.4	—	—

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
On January 24, 2013, CyrusOne Inc. completed its initial public offering (“IPO”) of common stock, issuing approximately 19.0 million shares for $337.1 million, net of underwriters' discounts. At that time the Operating Partnership executed a 2.8 to 1.0 reverse unit split, resulting in CBI owning 44.1 million Operating Partnership units. In addition, CBI exchanged approximately 1.5 million of its Operating Partnership units for 1.5 million shares of CyrusOne Inc. common stock, and CBI was issued 0.4 million shares of CyrusOne Inc. common stock in repayment for transaction costs paid by CBI. CyrusOne Inc. also issued approximately 1.0 million shares of restricted stock to its directors and employees. In addition, on January 24, 2013, CyrusOne Inc., together with CyrusOne GP, purchased approximately 21.9 million or 33.9% of the Operating Partnership’s units for $337.1 million and through CyrusOne GP assumed the controlling interest in the Operating Partnership. CBI retained a noncontrolling interest in the Operating Partnership of 66.1%.
As of September 30, 2013 the total number of outstanding partnership units was 64.7 million and CBI holds a 65.8% ownership in the Operating Partnership.

3. Basis of Presentation
The accompanying condensed consolidated financial statements as of December 31, 2012 and for the periods ended January 23, 2013 and September 30, 2012, were prepared using CBI’s historical basis in the assets and liabilities of its data center business. The condensed consolidated financial statements include all revenues, costs, assets and liabilities directly attributable to the data center business. In addition, certain expenses reflected in the condensed consolidated financial statements include allocations of corporate expenses from CBI, which in the opinion of management are reasonable (see further discussion at Note 10) but do not necessarily reflect what the Operating Partnership's financial position, results of operations and cash flows would have been had the Operating Partnership been a stand-alone company during these respective periods. As a result, historical financial information is not necessarily indicative of the Operating Partnership's future results of operations, financial position and cash flows. For the period prior to the effective date of CyrusOne Inc.'s IPO, January 24, 2013, the financial statements are deemed to be the financial statements of the “Predecessor” company and for the periods subsequent to January 24, 2013, the financial statements are deemed to be the financial statements of the “Successor” company. The financial statements for the Predecessor periods are considered combined and the financial statements for the Successor periods are considered consolidated.
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

In addition, the accompanying condensed consolidated balance sheets reflects a reclassification of certain financial statement accounts. We have combined 'other liabilities' with 'accounts payable and accrued expenses' as of September 30, 2013, and December 31, 2012. We believe combining them more accurately reflects the nature of these accounts.
It should also be noted that the results for the interim periods shown in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of September 30, 2013, and our results of operations, for the three months ended September 30, 2013, the periods ended September 30, 2013 (January 24, 2013 to September 30, 2013), January 23, 2013 (January 1, 2013 to January 23, 2013), and the three and nine months ended September 30, 2012, and the statements of cash flows for the period ended September 30, 2013 (January 24, 2013 to September 30, 2013), January 23, 2013 (January 1, 2013 to January 23, 2013), and nine months ended September 30, 2012. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited financial statements as of December 31, 2012.

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
Management reviews the carrying value of long-lived assets, including intangible assets with finite lives, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Examples of such indicators may include a significant adverse change in the extent to which or manner in which the property is being used, an accumulation of costs significantly in excess of the amount originally expected for acquisition or development, or a history of operating or cash flow losses. When such indicators exist, we review an estimate of the undiscounted future cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition and compare such amount to its carrying amount. We consider factors such as future operating income, leasing demand, competition and other factors. If our undiscounted net cash flows indicate that we are unable to recover the carrying value of the asset, an impairment loss is recognized. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value. There was an impairment of $13.3 million recognized for the nine months ended September 30, 2012, and no impairments recognized for any of the periods presented in 2013.
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
Revenue is recognized for services or products that are deemed separate units of accounting. When a customer makes an advance payment, which is not deemed a separate unit of accounting, deferred revenue is recorded. This revenue is recognized ratably over the expected term of the lease, unless the pattern of service suggests otherwise.

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
Amortization expense is recognized over the estimated useful lives of finite-lived intangibles. An accelerated method of amortization is utilized to amortize our customer relationship intangible, consistent with the benefit expected to be derived from this asset. We amortize trademarks, favorable leasehold interests and deferred leasing costs over their estimated useful lives. The estimated useful life of trademarks and customer relationships is eight to 15 years. In addition, we have a favorable leasehold interest related to a land lease that is being amortized over the remaining lease term of 56 years.
Restructuring Charge—Restructuring charges are a result of programs planned and controlled by management that materially changes either the scope of business undertaken or the manner in which that business is conducted. Current restructuring charges were the result of moving certain administrative functions to the Company's corporate office. These charges are generally recognized in the period in which the liability is incurred.
Transaction-Related Compensation—During the period ended January 23, 2013, the Company received an allocated compensation charge from CBI of $20.0 million for the settlement of its long-term incentive plan associated with the completion of the IPO. The amount was determined by CBI and allocated to the Operating Partnership on January 23, 2013 and reflected as expense and contributed capital in the respective period.
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

Deferred income taxes are recognized in certain entities. Deferred income taxes are provided for temporary differences in the bases between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards.

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
Foreign Currency Translation and Transactions—The financial position of foreign subsidiaries is translated at the exchange rates in effect at the end of the period, while revenues and expenses are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as components of other comprehensive loss. Gains or losses from foreign currency transactions are included in determining net income. Gains and losses from translation and foreign currency transactions were immaterial for all periods presented.
Comprehensive Loss—Comprehensive income (loss) represents the change in net assets of a company from transactions and other events from non-owner sources. Comprehensive income (loss) comprises all components of net income and all components of other comprehensive income. As components of other comprehensive income (loss) were immaterial for all periods presented, comprehensive income (loss) is not presented.
Stock-Based Compensation—For all the Predecessor periods presented, some of our employees participated in CBI’s stock-based compensation plans. CBI valued all share-based payments to employees at fair value on the date of grant and expensed this amount over the applicable vesting period. The fair value of stock options and stock appreciation rights was determined using the Black-Scholes option-pricing model using assumptions such as volatility, risk-free interest rate, holding period and expected dividends. The fair value of stock awards was based upon the closing market price of CBI’s common stock on the date of grant. For all share-based awards, a forfeiture rate was estimated based upon historical forfeiture patterns. The forfeiture rate reduced the total fair value of the awards that was recognized as compensation expense. For graded vesting awards, CBI’s policy was to recognize compensation expense on a straight-line basis over the vesting period. Certain employees were granted awards, which were indexed to the change in CBI’s common stock price. The accompanying condensed consolidated financial statements include an allocation of stock-based compensation costs for awards granted to our employees. Upon completion of CyrusOne Inc.'s IPO, all awards were either terminated and settled by CBI with each respective employee or vesting was accelerated.
In conjunction with CyrusOne Inc.'s IPO, the Board of Directors of CyrusOne Inc. adopted the 2012 Long-Term Incentive Plan (“LTIP”). See further discussion in Note 9.
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
Accounting Standards to be Adopted in Future Periods—In February, 2013, the Financial Accounting Standards Board ("FASB") issued amendments to provide guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not believe the adoption of this guidance will have a material impact on the Company’s financial statements.

5. Investment in Real Estate
A schedule of our gross investment in real estate follows:

	Successor			Predecessor
	September 30, 2013			December 31, 2012
(dollars in millions)	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment
West Seventh St., Cincinnati, OH (7th Street)	$0.9	$108.9	$7.3	$0.9	$108.7	$0.8
Parkway Dr., Mason, OH (Mason)	—	20.3	0.5	—	20.2	0.4
Industrial Rd., Florence, KY (Florence)	8.8	34.5	2.2	—	46.8	0.5
Goldcoast Dr., Cincinnati, OH (Goldcoast)	0.6	6.7	0.1	0.6	6.7	—
Knightsbridge Dr., Hamilton, OH (Hamilton)	—	49.2	3.5	—	49.9	2.1
E. Monroe St., South Bend, IN (Monroe St.)	—	2.5	—	—	3.2	—
Springer St., Lombard, IL (Lombard)	1.3	4.0	0.2	—	2.6	—
Crescent Circle, South Bend, IN (Blackthorn)	—	3.4	0.1	—	3.3	0.1
Kingsview Dr., Lebanon, OH (Lebanon)	4.0	71.4	1.7	4.0	71.0	1.1
McAuley Place, Blue Ash, OH (Blue Ash)	—	0.6	—	—	0.6	—
Westway Park Blvd., Houston, TX (Houston West 1)	1.4	88.4	21.4	3.3	87.8	12.0
Westway Park Blvd., Houston, TX (Houston West 2)	2.0	20.9	14.5	—	—	—
N. Sam Houston Pky., Houston, TX (Houston-MetroNational)	18.3	—	—	—	—	—
Southwest Fwy., Houston, TX (Galleria)	—	68.7	12.1	—	66.0	6.6
E. Ben White Blvd., Austin, TX (Austin 1)	—	22.5	1.1	—	22.6	0.8
S. State Highway 121 Business, Lewisville, TX (Lewisville)	—	77.0	19.5	—	76.0	9.6
Marsh Lane, Carrollton, TX	—	0.1	0.4	—	0.1	0.2
Midway Rd., Carrollton, TX	—	2.0	0.4	—	2.0	0.3
W. Frankford Rd., Carrollton, TX (Carrollton)	16.1	41.3	13.2	16.1	34.6	5.0
Bryan St., Dallas, TX	—	0.1	0.1	—	0.1	—
North Freeway, Houston, TX (Greenspoint)	—	1.3	0.4	—	1.3	0.4
South Ellis Street, Chandler, AZ (Phoenix)	14.8	55.9	9.8	15.0	38.7	6.8
Westover Hills Blvd., San Antonio, TX (San Antonio 1)	4.6	32.0	23.6	4.6	30.8	4.7
Westover Hills Blvd., San Antonio, TX (San Antonio 2)	6.7	—	—	—	—	—
Metropolis Dr., Austin, TX (Austin 2)	2.0	23.0	1.5	—	22.7	0.6
Kestral Way (London)	—	34.0	0.6	—	17.1	0.3
Jurong East (Singapore)	—	9.5	0.1	—	9.7	0.1
Total	$81.5	$778.2	$134.3	$44.5	$722.5	$52.4
Construction in progress was $63.2 million and $64.2 million as of September 30, 2013 and December 31, 2012, respectively. We continue to have high amounts of construction in progress as we continue to build data center facilities.
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
On June 18, 2013, we extinguished our Metropolis Drive, Austin, TX (Austin 2) data center facility related financing lease obligation for $12.2 million.  The extinguishment resulted in the settlement of the related financing lease obligation for Austin 2 of $8.9 million, acquisition of land of $2.0 million and a loss on extinguishment of debt of $1.3 million.

On August 7, 2013, we acquired 22 acres of land for $6.7 million in San Antonio (San Antonio 2) for future data center expansions.

Upon completion of the buyout of the Lombard and Florence capital leases, the gross basis of the acquired assets were reset to the net carrying value of the leased assets and the depreciable life was extended to 25 years consistent with our policy for depreciating buildings. The amount of these adjustments for Lombard and Florence were $0.1 million and $7.9 million, respectively.

The allocated amounts related to the Lombard and Florence data center acquisitions represent a preliminary allocation of purchase price to the assets acquired and are subject to final fair value measurements.

6. Debt and Other Financing Arrangements
The Company’s outstanding debt and other financing arrangements consists of the following:

	Successor	Predecessor
(dollars in millions)	September 30, 2013	December 31, 2012
Revolving credit agreement	$—	$—
Capital lease obligations	18.8	32.2
6 3/8% Senior Notes due 2022	525.0	525.0
Other financing arrangements	55.8	60.8
Total	$599.6	$618.0
Revolving Credit Agreement—As of September 30, 2013, and December 31, 2012, we had no outstanding borrowings on our revolving credit agreement, leaving $225 million available for borrowings with a sublimit of $50 million for letters of credit and a $30 million sublimit for swingline loans. The revolving credit agreement has a maturity date of November 20, 2017.
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
The revolving credit agreement, subject to certain exceptions contains customary affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur additional indebtedness, create liens, make certain investments, make certain dividends and related distributions, prepay certain debt, engage in affiliate transactions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions, amend the organizational documents and dispose of assets or subsidiaries. In addition, the revolving credit agreement requires us to maintain a certain secured net leverage ratio, ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to fixed charges and ratio of total indebtedness to gross asset value, in each case on a consolidated basis. Notwithstanding the limitations set forth above, we will be permitted, subject to the terms and conditions of the revolving credit agreement, to distribute to our shareholders cash dividends in an amount not to exceed 95% of our adjusted funds from operations (“AFFO”) for any period.
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
Capital Lease Obligations—We use leasing as a source of financing for certain of our data center facilities and related equipment. We currently operate four data center facilities recognized as capital leases. We have options to extend the initial lease term on all of these leases. Interest expense on capital lease obligations was $1.6 million, $4.6 million and $0.3 million, for the three months ended September 30, 2013, and the periods ended September 30, 2013, and January 23, 2013, respectively. For the three and nine months ended September 30, 2012, interest expense was $2.2 million and $5.5 million, respectively.
6 3/8% Senior Notes due 2022—On November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. (the “Issuers”) issued $525 million of 6 3/8% the Senior Notes due 2022 ("Senior Notes"). The Senior Notes are senior unsecured obligations of the Issuers, which rank equally in right of payment with all existing and future unsecured senior debt of the Issuers. The Senior Notes are effectively subordinated to all existing and future secured indebtedness of the Issuers to the extent of the value of the assets securing such indebtedness. The Senior Notes are guaranteed on a joint and several basis, full and unconditional, by CyrusOne Inc., CyrusOne GP, and each of CyrusOne LP’s existing and future domestic wholly-owned subsidiaries, subject to certain exceptions. Each such guarantee is a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior debt of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness. The Senior Notes are structurally subordinated to all liabilities (including trade payables) of each subsidiary of the Issuers that does not guarantee the Senior Notes. The Senior Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2013, to persons who are registered holders of the Senior Notes on the immediately preceding May 1 and November 1, respectively. Interest expense on the Senior Notes was $8.3 million, $22.9 million and $2.1 million for the three months ended September 30, 2013, and the periods ended September 30, 2013, and January 23, 2013, respectively. There was no such expense for the three and nine months ended September 30, 2012.
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
The Senior Notes will mature on November 15, 2022. However, prior to November 15, 2017, the Issuers may, at their option, redeem some or all of the Senior Notes at a redemption price equal to 100.0% of the principal amount of the Senior Notes, together with accrued and unpaid interest, if any, plus a “make-whole” premium. On or after November 15, 2017, the Issuers may, at their option, redeem some or all of the 6 3/8% Senior Notes at any time at declining redemption prices equal to (i) 103.188% beginning on November 15, 2017, (ii) 102.125% beginning on November 15, 2018, (iii) 101.163% beginning on November 15, 2019, and (iv) 100.000% beginning on November 15, 2020, and thereafter, plus, in each case, accrued and unpaid interest, if any, to the applicable redemption date. In addition, before November 15, 2015, and subject to certain conditions, the Issuers may, at their option, redeem up to 35% of the aggregate principal amount of the Senior Notes with the net proceeds of certain equity offerings at 106.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that (i) at least 65% of the aggregate principal amount of the Senior Notes remains outstanding and (ii) the redemption occurs within 90 days of the closing of any such equity offering.
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
Deferred Financing Costs—Deferred financing costs are costs incurred in connection with obtaining long-term financing. We incurred deferred financing costs in connection with the revolving credit agreement and the issuance of the Senior Notes. Total deferred financing costs as of September 30, 2013, were $15.5 million. Deferred financing costs are amortized over the term of the related indebtedness. Amortization of deferred financing costs, included in interest expense in the consolidated statements of operations, totaled $0.5 million, $2.8 million and $0.1 million for the three months ended September 30, 2013, and the periods ended September 30, 2013, and January 23, 2013, respectively, with no such costs incurred during the three and nine months ended September 30, 2012.

Debt Covenants—The indenture governing the Senior Notes contains affirmative and negative covenants customarily found in indebtedness of this type, including a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur secured or unsecured indebtedness; pay dividends or distributions on its equity interests, or redeem or repurchase equity interests of the Company; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of the operating partnership’s subsidiaries to pay dividends or make certain transfers and other payments to the operating partnership or to other subsidiaries; sell assets; and merge, consolidate or transfer all or substantially all of the operating partnership’s assets. Notwithstanding the foregoing, the covenants contained in the indenture do not restrict the Company’s ability to pay dividends or distributions to stockholders to the extent (i) no default or event of default exists or is continuing under the indenture and (ii) the Company believes in good faith that CyrusOne Inc. will qualify as a REIT under the Code and the payment of such dividend or distribution is necessary either to maintain its status as a REIT or to enable it to avoid payment of any tax that could be avoided by reason of such dividend or distribution. The Company and its subsidiaries are also required to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis, provided that for the purposes of such calculation their revolving credit agreement shall be treated as unsecured indebtedness.
The revolving credit agreement requires us to maintain a certain secured net leverage ratio, ratio of EBITDA to fixed charges and ratio of total indebtedness to gross asset value, in each case on a consolidated basis. Notwithstanding these limitations, we will be permitted, subject to the terms and conditions of the revolving credit agreement, to distribute to our shareholders cash dividends in an amount not to exceed 95% of our AFFO for any period. Similarly, our indenture permits dividends and distributions necessary for us to maintain our status as a REIT.
The Company’s most restrictive covenants are generally included in its revolving credit agreement. In order to continue to have access to the amounts available to it under the revolving credit agreement, the Company must remain in compliance with all covenants.
As of September 30, 2013, the Company was in compliance with all covenants.

7. Fair Value of Financial Instruments
The fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these instruments. The carrying value and fair value of other financial instruments are as follows:

			Predecessor
	September 30, 2013		December 31, 2012
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
6 3/8% Senior Notes due 2022	$525.0	$525.0	$525.0	$547.3
Other financing arrangements	55.8	63.4	60.8	69.5
The fair value of our Senior Notes was estimated based on the estimated fair value of these notes at September 30, 2013, and December 31, 2012, which is considered Level 1 of the fair value hierarchy. The estimated fair value of our Senior Notes on September 30, 2013, and December 31, 2012, are based on the average trading price for these notes on or about the respective dates. The fair value of other financing arrangements at September 30, 2013, and December 31, 2012, was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration. These fair value measurements are considered Level 2 of the fair value hierarchy.

8. Partnership Capital
On September 4, 2013, we announced a partnership dividend for the quarter ended September 30, 2013, of $10.3 million, or $0.16 per operating partnership unit. The distribution was paid on October 15, 2013.

9. Equity Incentive Plan
In conjunction with the CyrusOne Inc. IPO, the Board of Directors of CyrusOne Inc. adopted the 2012 LTIP. The LTIP is administered by the Board of Directors, or the plan administrator. Awards issuable under the LTIP include common stock, restricted stock, stock options and other incentive awards. CyrusOne Inc. has reserved a total of 4 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award expires, terminates or lapses, or an award is settled in cash without the delivery of shares of common stock to the participant, then any unexercised shares subject to the award will be available for future grant or sale under the LTIP. Shares of restricted stock which are forfeited or repurchased by CyrusOne Inc. pursuant to the LTIP may again be optioned, granted or awarded under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. The related stock compensation expense incurred by CyrusOne Inc. will be allocated to the Operating Partnership.
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
CyrusOne Inc. recognized stock-based compensation expense of approximately $1.6 million and $4.3 million for the three months ended September 30, 2013, and the period ended September 30, 2013, respectively. In addition, CyrusOne Inc. had unrecognized compensation expense of approximately $14.7 million as of September 30, 2013. This expense will be recognized over the remaining vesting period, or approximately 2.3 years. The related stock compensation expense incurred by CyrusOne Inc. was allocated to the Operating Partnership for all relative periods.
Performance Based Awards
On April 17, 2013, the Company approved grants of performance-based options and performance-based restricted stock under the Company’s 2012 LTIP. These awards generally vest over three years and upon the achievement of certain performance-based objectives. These awards are expensed based on the grant date fair value if it is probable that the performance conditions will be achieved.
CyrusOne Inc. recognized stock-based compensation expense of approximately $0.3 million for the three months ended September 30, 2013 and $0.6 million for the period ended September 30, 2013. In addition, CyrusOne Inc. had unrecognized compensation expense of approximately $3.2 million as of September 30, 2013. This expense will be recognized over the remaining vesting period, or approximately 2.5 years. The related stock compensation expense incurred by CyrusOne Inc. was allocated to the Operating Partnership for all respective periods.
The performance criteria is based on achieving both an EBITDA and a relative return target by the end of the three year period. We are recording a compensation charge based on achieving 100% of both targets.

10. Related Party Transactions
Prior to November 20, 2012, CyrusOne Inc., CyrusOne GP, CyrusOne LP and its subsidiaries were operated by CBI during the periods presented. As discussed in Note 3, the condensed consolidated financial statements have been prepared from the records maintained by CBI and may not necessarily be indicative of the conditions that would have existed or the results of operations that would have occurred if the business had been operated as an unaffiliated company. The condensed consolidated financial statements reflect the following transactions with CBI and its affiliated entities, including Cincinnati Bell Telephone (“CBT”) and Cincinnati Bell Technology Solutions (“CBTS”):
Revenues—The Company records revenues from CBI under contractual service arrangements. These services include lease of data center space, power and cooling in certain of our data center facilities and network interface services.
Operating Expenses—The Company records expenses from CBI incurred in relation to network support, services calls, monitoring and management, storage and backup, IT systems support, and connectivity services.
Revenues and expenses for the periods presented were as follows:

	Successor	Successor	Predecessor
(dollars in millions)	Three Months Ended September 30, 2013	January 24, 2013 to September 30, 2013	January 1, 2013 to January 23, 2013
Revenue:
Data center colocation agreement provided to CBT and CBTS	$1.1	$3.1	$0.3
229 West 7th Street lease provided to CBT	0.1	0.2	—
Goldcoast Drive lease provided to CBT	—	0.1	—
Parkway (Mason) lease provided to CBTS	0.1	0.2	—
Transition services provided to CBTS (network interfaces)	0.7	1.4	0.1
Data center leases provided to CBTS	0.4	3.8	—
Total revenue	$2.4	$8.8	$0.4

Operating costs and expenses:
Charges for services provided by CBT (connectivity)	0.9	1.6	0.1
Allocated employee benefit plans by CBI	—	—	0.2
Allocated centralized insurance costs by CBI	—	—	0.1
General and administrative services provided by CBI	—	—	0.1
Total operating costs and expenses	$0.9	$1.6	$0.5

As of September 30, 2013, and December 31, 2012, the amounts receivable and payable to CBI were as follows:

	Successor	Predecessor
	As of	As of
(dollars in millions)	September 30, 2013	December 31, 2012

Accounts receivable from CBI	$0.9	$2.2

Accounts payable	$0.2	$2.9
Dividends payable	6.8	—
Accounts payable to CBI	$7.0	$2.9
The dividends payable as of September 30, 2013, reflect the balance due to CBI related to the dividend declared on September 4, 2013, of $0.16 per share.

11. Guarantors

CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the “Issuers”), had $525 million aggregate principal amount of Senior Notes outstanding at September 30, 2013. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (“Parent Guarantor”), CyrusOne GP (“General Partner”), and CyrusOne LP’s 100% owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc. and CyrusOne Foreign Holdings LLC (such subsidiaries, together the “Guarantors”). None of the subsidiaries organized outside of the United States (collectively, the “Non-Guarantors”) guarantee the Senior Notes. Subject to the provisions of the indenture governing the Senior Notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

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

The following provides information regarding the entity structure of each guarantor of the Senior Notes:

CyrusOne Inc.—CyrusOne Inc. was formed on July 31, 2012. As of January 23, 2013, CyrusOne Inc. was a 100% owned subsidiary of CBI. Effective January 24, 2013, CyrusOne Inc. completed its IPO of common stock for net proceeds of $337.1 million, and together with the General Partner, purchased a 33.9% ownership interest in CyrusOne LP. CyrusOne Inc. also represents a guarantor or Parent Guarantor. In addition, CyrusOne Inc. became a separate registrant with the SEC upon completion of its IPO.

CyrusOne GP—CyrusOne GP was formed on July 31, 2012, and was a 100% owned subsidiary of CyrusOne Inc. as of January 23, 2013. Effective upon completion of CyrusOne Inc.’s IPO, this entity became the general partner and 1% owner of CyrusOne LP and has no other assets or operations. Prior to the IPO, this entity did not incur any obligations or record any transactions.

Issuers—The Issuers include CyrusOne LP and CyrusOne Finance Corp. CyrusOne Finance Corp., a 100% owned subsidiary of CyrusOne LP, was formed for the sole purpose of acting as co-issuer of the Senior Notes and has no other assets or operations. CyrusOne LP, in addition to being the co-issuer of the Senior Notes, is also the 100% owner, either directly or indirectly, of the Guarantors and Non-Guarantors.

Guarantors—The guarantors include CyrusOne LLC, CyrusOne TRS Inc., and CyrusOne Foreign Holdings LLC. CyrusOne LLC accounts for all of the domestic operations of CyrusOne LP, including the businesses that composed the Predecessor operations. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly owns 100% of the Non-Guarantors. As of September 30, 2013, CyrusOne TRS Inc. had not incurred any obligations or recorded any material transactions for the three months and period ended September 30, 2013.

As of September 30, 2013, the Non-Guarantors consist of 100% owned subsidiaries which conduct operations in the United Kingdom and Singapore.

The following schedules present the financial information for the three months ended September 30, 2013, period ended September 30, 2013, period ended January 23, 2013, and the three and nine months ended September 30, 2012, for the LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors. The financial statements for the period ended January 23, 2013, present the financial information for the LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors, prior to the effective date of the IPO. The financial statements for the three months and period ended September 30, 2013, present the financial information for the LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors, after the effective date of the IPO. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.

Condensed Consolidating Balance Sheets

(dollars in millions)	As of September 30, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Land	$—	$—	$81.5	$—	$—	$81.5
Buildings and improvements	—	—	734.8	43.4	—	778.2
Equipment	—	—	133.6	0.7	—	134.3
Construction in progress	—	—	63.2	—	—	63.2
Subtotal	—	—	1,013.1	44.1	—	1,057.2
Accumulated depreciation	—	—	(214.6)	(4.0)	—	(218.6)
Net investment in real estate	—	—	798.5	40.1	—	838.6
Cash and cash equivalents	—	—	211.8	1.4	—	213.2
Investment in subsidiaries	814.7	—	0.3	—	(815.0)	—
Rent and other receivables	—	—	33.3	0.6	—	33.9
Intercompany receivable	508.1	508.2	0.2	—	(1,016.5)	—
Goodwill	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	89.9	—	—	89.9
Due from affiliates	—	—	0.9	—	—	0.9
Other assets	15.5	15.5	49.8	1.9	(15.5)	67.2
Total assets	$1,338.3	$523.7	$1,460.9	$44.0	$(1,847.0)	$1,519.9
Accounts payable and accrued expenses	$16.1	$12.6	$51.3	$0.4	$(12.6)	$67.8
Deferred revenue	—	—	54.4	0.7	—	55.1
Intercompany payable	—	—	508.1	0.2	(508.3)	—
Due to affiliates	6.8	—	0.2	—	—	7.0
Capital lease obligations	—	—	10.4	8.4	—	18.8
Long-term debt	525.0	525.0	—	—	(525.0)	525.0
Other financing arrangements	—	—	21.8	34.0	—	55.8
Total liabilities	547.9	537.6	646.2	43.7	(1,045.9)	729.5
Partnership capital	790.4	(13.9)	814.7	0.3	(801.1)	790.4
Total liabilities and partnership capital	$1,338.3	$523.7	$1,460.9	$44.0	$(1,847.0)	$1,519.9

(dollars in millions)	As of December 31, 2012
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Land	$—	$—	$44.5	$—	$—	44.5
Buildings and improvements	—	—	695.7	26.8	—	722.5
Equipment	—	—	52.0	0.4	—	52.4
Construction in progress	—	—	51.4	12.8	—	64.2
Subtotal	—	—	843.6	40.0	—	883.6
Accumulated depreciation	—	—	(174.8)	(1.9)	—	(176.7)
Net investment in real estate	—	—	668.8	38.1	—	706.9
Cash and cash equivalents	—	—	15.6	0.9	—	16.5
Investment in subsidiaries	497.2	—	0.4	—	(497.6)	—
Rent and other receivables	—	—	32.6	0.6	—	33.2
Restricted cash	—	—	6.3	—	—	6.3
Goodwill	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	102.6	—	—	102.6
Intercompany receivable	508.2	508.2	—	—	(1,016.4)	—
Due from affiliates	—	—	2.2	—	—	2.2
Other assets	17.0	17.0	41.6	0.5	(17.0)	59.1
Total assets	$1,022.4	$525.2	$1,146.3	$40.1	$(1,531.0)	$1,203.0
Accounts payable and accrued expenses	$4.4	$4.4	$31.7	$0.2	$(4.4)	36.3
Deferred revenue	—	—	52.3	0.5	—	52.8
Intercompany payable	—	—	508.0	0.2	(508.2)	—
Due to affiliates	—	—	2.9	—	—	2.9
Capital lease obligations	—	—	23.2	9.0	—	32.2
Long-term debt	525.0	525.0	—	—	(525.0)	525.0
Other financing arrangements	—	—	31.0	29.8	—	60.8
Total liabilities	529.4	529.4	649.1	39.7	(1,037.6)	710.0
Total parent’s net investment	493.0	(4.2)	497.2	0.4	(493.4)	493.0
Total liabilities and parent’s net investment	$1,022.4	$525.2	$1,146.3	$40.1	$(1,531.0)	$1,203.0

Condensed Consolidating Statements of Operations

(dollars in millions)	Three Months Ended September 30, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$66.4	$1.1	$—	$67.5
Costs and expenses:
Property operating expenses	—	—	23.7	0.5	—	24.2
Sales and marketing	—	—	2.2	0.1	—	2.3
General and administrative	—	—	7.1	0.1	—	7.2
Depreciation and amortization	—	—	23.2	0.7	—	23.9
Restructuring charges	—	—	0.7	—	—	0.7
Transaction costs	—	—	0.7	—	—	0.7
Total costs and expenses	—	—	57.6	1.4	—	59.0
Operating income (loss)	—	—	8.8	(0.3)	—	8.5
Interest expense (income)	9.2	9.2	0.4	0.9	(9.2)	10.5
Other income	—	—	(0.1)	—	—	(0.1)
Income (loss) before income taxes	(9.2)	(9.2)	8.5	(1.2)	9.2	(1.9)
Income tax expense	—	—	(0.3)	—	—	(0.3)
Equity earnings (loss) related to investment in subsidiaries	7.0	—	(1.2)	—	(5.8)	—
Income (loss) from continuing operations	(2.2)	(9.2)	7.0	(1.2)	3.4	(2.2)
Net income (loss)	$(2.2)	$(9.2)	$7.0	$(1.2)	$3.4	$(2.2)

(dollars in millions)	Three Months Ended September 30, 2012
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$56.3	$0.4	$—	$56.7
Costs and expenses:
Property operating expenses	—	—	19.5	0.5	—	20.0
Sales and marketing	—	—	2.0	0.1	—	2.1
General and administrative	—	—	5.2	0.1	—	5.3
Depreciation and amortization	—	—	18.2	0.6	—	18.8
Transaction costs	—	—	0.6	—	—	0.6
Management fees charged by CBI	—	—	0.9	—	—	0.9
Loss on sale of receivables to an affiliate	—	—	1.3	—	—	1.3
Total costs and expenses	—	—	47.7	1.3	—	49.0
Operating income (loss)	—	—	8.6	(0.9)	—	7.7
Interest expense	—	—	10.2	1.1	—	11.3
Income (loss) before income taxes	—	—	(1.6)	(2.0)	—	(3.6)
Income tax benefit	—	—	0.7	—	—	0.7
Equity earnings (loss) related to investments in subsidiaries	—	—	(2.0)	—	2.0	—
Loss from continuing operations	—	—	(2.9)	(2.0)	2.0	(2.9)
Gain on sale of real estate improvements	—	—	0.1	—	—	0.1
Net loss	$—	$—	$(2.8)	$(2.0)	$2.0	$(2.8)

(dollars in millions)	Period Ended September 30, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$173.4	$2.7	$—	$176.1
Costs and expenses:
Property operating expenses	—	—	62.5	1.6	—	64.1
Sales and marketing	—	—	7.1	0.2	—	7.3
General and administrative	—	—	19.6	0.1	—	19.7
Depreciation and amortization	—	—	61.3	2.0	—	63.3
Restructuring charges	—	—	0.7	—	—	0.7
Transaction costs	—	—	1.1	—	—	1.1
Total costs and expenses	—	—	152.3	3.9	—	156.2
Operating income (loss)	—	—	21.1	(1.2)	—	19.9
Interest expense (income)	26.5	26.5	1.3	1.9	(26.5)	29.7
Other income	—	—	(0.1)	—	—	(0.1)
Loss on extinguishment of debt	—	—	1.3	—	—	1.3
Income (loss) before income taxes	(26.5)	(26.5)	18.6	(3.1)	26.5	(11.0)
Income tax expense	—	—	(0.8)	—	—	(0.8)
Equity earnings (loss) related to investment in subsidiaries	14.7	—	(3.1)	—	(11.6)	—
Income (loss) from continuing operations	(11.8)	(26.5)	14.7	(3.1)	14.9	(11.8)
Net income (loss)	$(11.8)	$(26.5)	$14.7	$(3.1)	$14.9	$(11.8)

(dollars in millions)	Period Ended January 23, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$14.9	$0.2	$—	$15.1
Costs and expenses:
Property operating expenses	—	—	4.8	—	—	4.8
Sales and marketing	—	—	0.7	—	—	0.7
General and administrative	—	—	1.4	0.1	—	1.5
Transaction-related compensation	—	—	20.0	—	—	20.0
Depreciation and amortization	—	—	5.2	0.1	—	5.3
Transaction costs	—	—	0.1	—	—	0.1
Total costs and expenses	—	—	32.2	0.2	—	32.4
Operating loss	—	—	(17.3)	—	—	(17.3)
Interest expense	2.3	2.3	0.1	0.1	(2.3)	2.5
Loss before income taxes	(2.3)	(2.3)	(17.4)	(0.1)	2.3	(19.8)
Income tax expense	—	—	(0.4)	—	—	(0.4)
Equity earnings (loss) related to investment in subsidiaries	(17.9)	—	(0.1)	—	18.0	—
Loss from continuing operations	(20.2)	(2.3)	(17.9)	(0.1)	20.3	(20.2)
Net loss	$(20.2)	$(2.3)	$(17.9)	$(0.1)	$20.3	$(20.2)

(dollars in millions)	Nine Months Ended September 30, 2012
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$161.8	$1.0	$—	$162.8
Costs and expenses
Property operating expenses	—	—	54.0	1.3	—	55.3
Sales and marketing	—	—	5.6	0.2	—	5.8
General and administrative	—	—	15.3	0.1	—	15.4
Depreciation and amortization	—	—	51.7	1.2	—	52.9
Transaction costs	—	—	1.3	—	—	1.3
Management fees charged by CBI	—	—	2.1	—	—	2.1
Loss on sale of receivables to an affiliate	—	—	3.7	—	—	3.7
Asset impairment	—	—	13.3	—	—	13.3
Total costs and expenses	—	—	147.0	2.8	—	149.8
Operating income (loss)	—	—	14.8	(1.8)	—	13.0
Interest expense	—	—	28.9	2.3	—	31.2
Loss before income taxes	—	—	(14.1)	(4.1)	—	(18.2)
Income tax benefit	—	—	4.7	—	—	4.7
Equity earnings (loss) related to investments in subsidiaries	—	—	(4.1)	—	4.1	—
Loss from continuing operations	—	—	(13.5)	(4.1)	4.1	(13.5)
Gain on sale of real estate improvements	—	—	0.1	—	—	0.1
Net loss	$—	$—	$(13.4)	$(4.1)	$4.1	$(13.4)

Condensed Consolidating Statements of Cash Flows

(dollars in millions)	Period Ended September 30, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net cash provided by (used in) operating activities	(17.3)	$(17.2)	$82.3	$(2.2)	$17.2	$62.8
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	(33.3)	—	—	(33.3)
Capital expenditures - other	—	—	(124.5)	(0.1)	—	(124.6)
Investment in subsidiaries	(337.1)	—	—	—	337.1	—
Return of investment	39.2	18.5	—	—	(57.7)	—
Intercompany advances, net	—	—	—	—	—	—
Release of restricted cash	—	—	4.4	—	—	4.4
Net cash provided by (used in) investing activities	(297.9)	18.5	(153.4)	(0.1)	279.4	(153.5)
Cash flows from financing activities:
Issuance of partnership units	337.1	—	—	—	—	337.1
Distributions paid	(20.7)	—	(20.7)	—	20.7	(20.7)
Payments on capital leases and other financing arrangements	—	—	(3.2)	(0.5)	—	(3.7)
Payments to buyout capital leases	—	—	(9.6)	—	—	(9.6)
Payment to buyout other financing arrangement	—	—	(10.2)	—	—	(10.2)
Contribution from parent, net	—	—	315.4	3.2	(318.6)	—
Debt issuance costs	(1.3)	(1.3)	—	—	1.3	(1.3)
Net cash provided by (used in) financing activities	315.1	(1.3)	271.7	2.7	(296.6)	291.6
Net increase (decrease) in cash and cash equivalents	(0.1)	—	200.6	0.4	—	200.9
Cash and cash equivalents at beginning of period	0.1	—	11.2	1.0	—	12.3
Cash and cash equivalents at end of period	$—	$—	$211.8	$1.4	$—	$213.2

(dollars in millions)	Period Ended January 23, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net cash provided by operating activities	$—	$—	$1.9	$0.1	$—	$2.0
Cash flows from investing activities:
Capital expenditures - other	—	—	(7.7)	—	—	(7.7)
Release of restricted cash	—	—	1.9	—	—	1.9
Intercompany advances, net	0.1	—	(0.1)	—	—	—
Net cash provided by (used in) investing activities	0.1	—	(5.9)	—	—	(5.8)
Cash flows from financing activities:
Payments on capital lease obligations	—	—	(0.6)	—	—	(0.6)
Contributions from parent, net	—	—	0.2	—	—	0.2
Net cash used in financing activities	—	—	(0.4)	—	—	(0.4)
Net increase (decrease) in cash and cash equivalents	0.1	—	(4.4)	0.1	—	(4.2)
Cash and cash equivalents at beginning of period	—	—	15.6	0.9	—	16.5
Cash and cash equivalents at end of period	$0.1	$—	$11.2	$1.0	$—	$12.3

(dollars in millions)	Nine Months Ended September 30, 2012
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net cash provided by operating activities	$—	$—	40.3	$2.5	$—	$42.8
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	(25.4)	—	—	(25.4)
Capital expenditures - other	—	—	(120.2)	(0.8)	—	(121.0)
Increase in restricted cash	—	—	(11.1)	—	—	(11.1)
Release of restricted cash	—	—	0.7	—	—	0.7
Advance to affiliate	—	—	(9.6)	—	—	(9.6)
Proceeds from sale of assets	—	—	0.2	—	—	0.2
Net cash used in investing activities	—	—	(165.4)	(0.8)	—	(166.2)
Cash flows from financing activities:
Borrowings from affiliates, net	—	—	131.9	—	—	131.9
Payments on capital lease obligations	—	—	(5.2)	—	—	(5.2)
Distributions to parent, net	—	—	(0.7)	—	—	(0.7)
Net cash provided by financing activities	—	—	126.0	—	—	126.0
Net increase in cash and cash equivalents	—	—	0.9	1.7	—	2.6
Cash and cash equivalents at beginning of period	—	—	0.4	0.2	—	0.6
Cash and cash equivalents at end of period	$—	$—	$1.3	$1.9	$—	$3.2

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

Overview
Our Company—We are an owner, operator and developer of enterprise-class, carrier-neutral data center properties. The data center properties are purpose-built facilities with redundant power, cooling and telecommunications systems. They are not network-specific and enable customer interconnectivity to a range of telecommunications carriers.
We provide mission-critical data center facilities that protect and ensure the continued operation of IT infrastructure for over 575 customers. Our goal is to be the preferred global data center provider to the Fortune 1000. As of September 30, 2013, our customers included nine of the Fortune 20 and 128 of the Fortune 1000 or private or foreign enterprises of equivalent size. These customers provided 75% of our annualized rent as of September 30, 2013.
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
Our Portfolio—As of September 30, 2013, our property portfolio included 25 operating data centers in ten distinct markets (8 cities in the U.S., London and Singapore) collectively providing 1,898,000 Net Rentable Square Feet ("NRSF"), and powered by approximately 143 MW of utility power. We own 14 of the buildings in which our data center facilities are located. We lease the remaining 11 buildings, which account for approximately 375,000 NRSF, or approximately 20% of our total operating NRSF. These leased buildings accounted for 27% of our total annualized rent as of September 30, 2013. We also currently have 96,000 NRSF under development at two data centers in (Houston and Dallas), 787,000 NRSF of additional powered shell space under roof and available for development, and approximately 194 acres of land that are available for future data center facility development. Along with our primary product offering, leasing of colocation space, our customers are increasingly interested in ancillary office and other space. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers. The following tables provide an overview of our operating and development properties as of September 30, 2013.

CyrusOne Inc.
Data Center Portfolio
As of September 30, 2013
(Unaudited)

			Operating Net Rentable Square Feet (NRSF)(a)					Powered Shell Available for Future Development (NRSF)(h)	Available UPS Capacity (MW)(i)
Facilities	Metropolitan Area	Annualized Rent(b)	Colocation Space (CSF)(c)	Office & Other(d)	Supporting Infrastructure(e)	Total(f)	Percent Leased(g)
Southwest Fwy. (Galleria)	Houston	$45,273,693	63,469	17,259	23,203	103,931	90%	—	14
Westway Park Blvd. (Houston West 1)	Houston	41,053,448	112,133	12,735	37,636	162,504	96%	3,000	28
S. State Hwy 121 Business (Lewisville)*	Dallas	36,208,463	108,687	11,399	59,346	179,432	91%	—	18
West Seventh Street (7th St.)***	Cincinnati	34,743,159	211,672	5,744	171,561	388,977	88%	37,000	13
Fujitec Drive (Lebanon)	Cincinnati	19,386,260	65,303	36,261	49,159	150,723	76%	72,000	14
Industrial Road (Florence)	Cincinnati	14,942,902	52,698	46,848	40,374	139,920	94%	—	9
Knightsbridge Drive (Hamilton)*	Cincinnati	12,231,822	46,565	1,077	35,336	82,978	90%	—	10
W. Frankford Road (Carrollton)	Dallas	7,256,565	47,438	19,706	35,592	102,736	57%	441,000	3
Westover Hills Blvd. (San Antonio 1)	San Antonio	6,162,321	43,487	2,351	35,955	81,793	97%	23,000	12
Parkway Dr. (Mason)	Cincinnati	5,877,943	34,072	26,458	17,193	77,723	99%	—	4
E. Ben White Blvd. (Austin 1)*	Austin	5,682,784	16,223	21,376	7,516	45,115	95%	—	2
Midway Rd.**	Dallas	5,397,262	8,390	—	—	8,390	100%	—	1
Metropolis Drive (Austin 2)	Austin	5,375,381	37,780	4,128	18,444	60,352	38%	—	5
Kestral Way (London)**	London	4,492,884	10,000	—	—	10,000	99%	—	1
Springer Street (Lombard)	Chicago	2,283,510	13,516	4,115	12,230	29,861	59%	29,000	3
Marsh Ln.**	Dallas	2,073,446	4,245	—	—	4,245	100%	—	—
Westway Park Blvd. (Houston West 2)	Houston	1,776,560	42,116	3,065	31,344	76,525	26%	77,000	6
Goldcoast Drive (Goldcoast)	Cincinnati	1,517,714	2,728	5,280	16,481	24,489	100%	14,000	1
E. Monroe Street (Monroe St.)	South Bend	1,161,531	6,350	—	6,478	12,828	65%	4,000	—
North Fwy. (Greenspoint)**	Houston	1,034,598	13,000	1,449	—	14,449	100%	—	—
Bryan St.**	Dallas	1,029,418	3,020	—	—	3,020	58%	—	—
South Ellis Street (Phoenix)	Phoenix	816,715	36,366	36,135	38,411	110,912	28%	76,000	3
Crescent Circle (Blackthorn)*	South Bend	734,883	3,432	—	5,125	8,557	49%	11,000	—
McAuley Place (Blue Ash)*	Cincinnati	551,268	6,193	6,950	2,166	15,309	71%	—	—
Jurong East (Singapore)**	Singapore	325,240	3,200	—	—	3,200	12%	—	2
Total		$257,389,770	992,083	262,336	643,550	1,897,969	80%	787,000	143

*	Indicates properties in which we hold a leasehold interest in the building shell and land. All data center infrastructure has been constructed by us and owned by us.

**	Indicates properties in which we hold a leasehold interest in the building shell, land, and all data center infrastructure.

***	The information provided for the West Seventh Street (7th St.) property includes data for two facilities, one of which we lease and one of which we own.

(a)	Represents the total square feet of a building under lease or available for lease based on engineers’ drawings and estimates but does not include space held for development or space used by CyrusOne.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of September 30, 2013, multiplied by 12. For the month of September 2013, customer reimbursements were $22.9 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From October 1, 2011 through September 30, 2013, customer reimbursements under leases with separately metered power constituted between 7.2% and 9.7% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of September 30, 2013 was $274,859,776. Our annualized effective rent was greater than our annualized rent as of September 30, 2013 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

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

(g)
Percent leased is determined based on NRSF being billed to customers under signed leases as of September 30, 2013 divided by total NRSF. Leases signed but not commenced as of September 30, 2013 are not included. Supporting infrastructure has been allocated to leased NRSF on a proportionate basis for purposes of this calculation.

(h)	Represents space that is under roof that could be developed in the future for operating NRSF, rounded to the nearest 1,000.

(i)
UPS Capacity (also referred to as critical load) represents the aggregate power available for lease to and exclusive use by customers from the facility’s installed universal power supplies (UPS) expressed in terms of megawatts. The capacity presented is for non-redundant megawatts, as we can develop flexible solutions to our customers at multiple resiliency levels. May not foot due to rounding.

CyrusOne Inc.
NRSF Under Development
As of September 30, 2013
(Dollars in millions)
(Unaudited)

		NRSF Under Development(a)
		Under Development					Under Development Costs(b)
Facilities	Metropolitan Area	Colocation Space (CSF)	Office & Other	Supporting Infrastructure	Powered Shell(c)	Total	Actual to Date	Estimated Costs to Completion	Total
Westway Park Blvd (Houston West 2)	Houston	—	8,000	—	—	8,000	$—	$1	$1
W Frankford Road (Carrollton)	Dallas	60,000	—	28,000	—	88,000	12	7	19
Total		60,000	8,000	28,000	—	96,000	$12	$8	$20

(a)	Represents NRSF at a facility for which substantial activities have commenced to prepare the space for its intended use.

(b)	Represents management’s estimate of the total costs required to complete the current NRSF under development. There may be an increase in costs if customers require greater power density.

(c)	Represents NRSF under construction that, upon completion, will be powered shell available for future development into operating NRSF.

Our portfolio is currently leased to over 575 companies, many of which are leading global companies. The following table sets forth information regarding the 20 largest customers, including affiliates, in our portfolio based on annualized rent as of September 30, 2013:

CyrusOne Inc.
Customer Diversification(a)
As of September 30, 2013
(Unaudited)

	Principal Customer Industry	Number of Locations	Annualized Rent(b)	Percentage of Portfolio Annualized Rent(c)	Weighted Average Remaining Lease Term in Months(d)
1	Telecommunications (CBI)(e)	7	$23,710,914	9.2%	31.0
2	Energy	2	19,032,482	7.4%	2.8
3	Energy	4	14,942,972	5.8%	4.4
4	Research and Consulting Services	3	13,208,719	5.1%	0.3
5	Telecommunication Services	1	10,056,455	3.9%	50.0
6	Information Technology	3	7,440,740	2.9%	43.1
7	Financials	1	6,000,225	2.3%	80.0
8	Telecommunication Services	1	5,013,892	1.9%	67.0
9	Information Technology	1	4,845,316	1.9%	27.0
10	Consumer Staples	1	4,743,436	1.8%	102.9
11	Energy	2	4,731,000	1.8%	34.0
12	Information Technology	3	4,625,641	1.8%	55.7
13	Energy	1	4,101,396	1.6%	13.7
14	Information Technology	1	4,006,477	1.6%	89.0
15	Energy	3	3,870,111	1.5%	7.1
16	Information Technology	2	3,831,921	1.5%	89.0
17	Energy	1	3,612,639	1.4%	32.3
18	Consumer Discretionary	1	3,303,607	1.3%	3.2
19	Information Technology	2	3,283,480	1.3%	36.1
20	Energy	1	3,236,416	1.3%	13.6
			$147,597,839	57.3%	31.2

(a)	Includes affiliates.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of September 30, 2013, multiplied by 12. For the month of September 2013, our total annualized rent was $257.4 million, and customer reimbursements were $22.9 million annualized, consisting of of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From October 1, 2011 through September 30, 2013, customer reimbursements under leases with separately metered power constituted between 7.2% and 9.7% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of September 30, 2013 was $274,859,776. Our annualized effective rent was greater than our annualized rent as of September 30, 2013 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(c)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of September 30, 2013, which was approximately $257.4 million.

(d)
Weighted average based on customer’s percentage of total annualized rent expiring and is as of September 30, 2013, assuming that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.

(e)
Includes information for both Cincinnati Bell Technology Solutions (CBTS) and Cincinnati Bell Telephone and two customers that have contracts with CBTS. We expect the contracts for these two customers to be assigned to us, but the consents for such assignments have not yet been obtained. Excluding these customers, Cincinnati Bell Inc. and subsidiaries represented 3.6% of our annualized rent as of September 30, 2013.

Lease Distribution
The following table sets forth information relating to the distribution of customer leases in the properties in our portfolio, based on NRSF under lease as of September 30, 2013:

CyrusOne Inc.
Lease Distribution
As of September 30, 2013
(Unaudited)

NRSF Under Lease(a)	Number of Customers(b)	Percentage of All Customers	Total Leased NRSF(c)	Percentage of Portfolio Leased NRSF	Annualized Rent(d)	Percentage of Annualized Rent
0-999	447	79%	81,819	5%	$33,655,624	13%
1000-2499	39	7%	66,987	4%	15,444,873	6%
2500-4999	27	5%	102,141	7%	20,661,725	8%
5000-9999	23	4%	162,750	11%	51,439,853	20%
10000+	31	5%	1,099,879	73%	136,187,695	53%
Total	567	100%	1,513,576	100%	$257,389,770	100%

(a)	Represents all leases in our portfolio, including colocation, office and other leases.

(b)	Represents the number of customers in our portfolio utilizing data center, office and other space.

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

(d)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of September 30, 2013, multiplied by 12. For the month of September 2013, customer reimbursements were $22.9 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From October 1, 2011 through September 30, 2013, customer reimbursements under leases with separately metered power constituted between 7.2% and 9.7% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of September 30, 2013 was $274,859,776. Our annualized effective rent was greater than our annualized rent as of September 30, 2013 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

Lease Expiration

The following table sets forth a summary schedule of the customer lease expirations for leases in place as of September 30, 2013 plus available space, for each of the 10 full calendar years and the partial year beginning October 1, 2013, at the properties in our portfolio. Customers whose leases have been auto-renewed prior to September 30, 2013 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.
CyrusOne Inc.
Lease Expirations
As of September 30, 2013
(Unaudited)

Year(a)	Number of Leases Expiring(b)	Total Operating NRSF Expiring	Percentage of Total NRSF	Annualized Rent(c)	Percentage of Annualized Rent	Annualized Rent at Expiration(d)	Percentage of Annualized Rent at Expiration
Available		384,393	20%
Month-to-Month	216	36,552	2%	$8,979,903	3%	$8,979,903	3%
Remainder of 2013	289	217,844	11%	57,815,166	22%	57,886,248	20%
2014	612	228,146	12%	45,403,980	18%	45,455,010	16%
2015	487	252,150	13%	38,832,786	15%	40,535,270	15%
2016	338	84,138	5%	31,379,039	12%	36,536,531	13%
2017	112	228,329	12%	27,250,450	11%	30,982,627	11%
2018	86	114,447	6%	18,914,460	7%	22,343,777	8%
2019	9	96,271	5%	5,432,091	2%	5,849,905	2%
2020	20	115,930	6%	8,150,441	3%	10,384,144	4%
2021	9	30,754	2%	4,133,641	2%	4,577,392	2%
2022	6	40,087	2%	7,138,173	3%	10,406,465	4%
2023 - Thereafter	21	68,928	4%	3,959,640	2%	4,581,453	2%
Total	2,205	1,897,969	100%	$257,389,770	100%	$278,518,725	100%

(a)
Leases that were auto-renewed prior to September 30, 2013 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.

(b)	Number of leases represents each agreement with a customer. A lease agreement could include multiple spaces and a customer could have multiple leases.

(c)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of September 30, 2013, multiplied by 12. For the month of September 2013, customer reimbursements were $22.9 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From October 1, 2011 through September 30, 2013, customer reimbursements under leases with separately metered power constituted between 7.2% and 9.7% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of September 30, 2013 was $274,859,776. Our annualized effective rent was greater than our annualized rent as of September 30, 2013 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(d)	Represents the final monthly contractual rent under existing customer leases that had commenced as of September 30, 2013, multiplied by 12.

Results of Operations
Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012

	Successor	Predecessor			Successor	Predecessor	Predecessor
(dollars in millions)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Change	% Change	January 24 2013 to September 30, 2013	January 1 2013 to January 23, 2013	Nine Months Ended September 30, 2012
Revenue	$67.5	$56.7	$10.8	19%	$176.1	$15.1	$162.8
Costs and expenses:
Property operating expenses	24.2	20.0	4.2	21%	64.1	4.8	55.3
Sales and marketing	2.3	2.1	0.2	10%	7.3	0.7	5.8
General and administrative	7.2	5.3	1.9	36%	19.7	1.5	15.4
Transaction-related compensation	—	—	—	n/m	—	20.0	—
Depreciation and amortization	23.9	18.8	5.1	27%	63.3	5.3	52.9
Restructuring charges	0.7	—	0.7	n/m	0.7	—	—
Transaction costs	0.7	0.6	0.1	17%	1.1	0.1	1.3
Management fees charged by CBI	—	0.9	(0.9)	n/m	—	—	2.1
Loss on sale of receivables to an affiliate	—	1.3	(1.3)	n/m	—	—	3.7
Asset impairments	—	—	—	n/m	—	—	13.3
Total costs and expenses	59.0	49.0	10.0	20%	156.2	32.4	149.8
Operating income (loss)	8.5	7.7	0.8	10%	19.9	(17.3)	13.0
Interest expense	10.5	11.3	(0.8)	(7)%	29.7	2.5	31.2
Other income	(0.1)	—	(0.1)	n/m	(0.1)	—	—
Loss on extinguishment of debt	—	—	—	n/m	1.3	—	—
Loss before income taxes	(1.9)	(3.6)	1.7	(47)%	(11.0)	(19.8)	(18.2)
Income tax (expense) benefit	(0.3)	0.7	(1.0)	(143)%	(0.8)	(0.4)	4.7
Loss from continuing operations	$(2.2)	$(2.9)	$0.7	(24)%	$(11.8)	$(20.2)	$(13.5)
Gain on sale of real estate improvements	—	0.1	(0.1)	n/m	—	—	0.1
Net loss	(2.2)	(2.8)	0.6	(21)%	(11.8)	(20.2)	(13.4)
Noncontrolling interest in net loss	1.4				7.8
Net loss attributed to common stockholders	$(0.8)				$(4.0)
Operating margin	12.6%	13.6%			11.3%	(114.6)%	8.0%
Capital expenditures *:
Acquisitions of real estate	6.7	2.0	4.7	n/m	33.3	—	25.4
Development of real estate	56.0	37.5	18.5	49.3%	122.4	7.6	116.1
Recurring real estate	1.6	1.4	0.2	n/m	2.2	0.1	2.0
All other non-real estate	—	0.7	(0.7)	n/m	—	—	2.9
Total	$64.3	$41.6	$22.7	54.6%	$157.9	$7.7	$146.4
Metrics information:
Colocation square feet*	992,000	896,000	96,000	11%	992,000	921,000	896,000
Utilization rate*	85%	78%	7%	9%	85%	81%	78%
Loss per share - basic and diluted	$(0.05)				$(0.22)
Dividend declared per share	$0.16				$0.48

*	See “Key Operating Metrics” set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 for a definition of capital expenditures, CSF and utilization rate.

Revenue
Revenue for the three months ended September 30, 2013, was $67.5 million, an increase of $10.8 million, or 19%, compared to the three months ended September 30, 2012. Revenue for the nine months ended September 30, 2013, was $191.2 million compared to $162.8 million, an increase of 17% compared to the nine months ended September 30, 2012. This increase is primarily due to new customers and an increase in contractual monthly recurring revenue which increased to $21.4 million from $17.6 million, or 22%, compared to the corresponding quarter in 2012. As of September 30, 2013, we had 128 of the Fortune 1000 customers, compared to 108 Fortune 1000 customers or private or foreign enterprises of equivalent size as of September 30, 2012.
Our capacity at September 30, 2013, was approximately 992,000 CSF, which is an increase of 11% from September 30, 2012. The utilization rate of our data center facilities was 85%, as of September 30, 2013, compared to 78% as of September 30, 2012.
Recurring rent churn was 1.0% and 2.8% for the three and nine months ended September 30, 2013, compared to 1.5% and 4.0% for the three and nine months ended September 30, 2012.
Costs and Expenses
Property operating expenses—Property operating expenses were $24.2 million for the three months ended September 30, 2013, an increase of $4.2 million, or 21%, compared to $20.0 million for the three months ended September 30, 2012. Electricity expense increased approximately $1.8 million as we have a greater amount of facilities and customers with expanded footprints that are utilizing more power. Property taxes increased approximately $1.2 million as we have added four additional properties in the past year. Due to the expansion of our interconnection platform services and increasing circuit costs related to our increasing customer base we incurred higher expenses of approximately $0.7 million. As a result of adding critical equipment to provide increased power to customers, maintenance expense increased approximately $0.5 million. For the nine months ended September 30, 2013, property operating expenses were $68.9 million, an increase of $13.6 million or 25%, compared to $55.3 million for the nine months ended September 30, 2012. The increase is primarily related to the growth of our infrastructure in our existing facilities, expansion of our interconnection platform services, higher maintenance expenses, and property taxes in connection with the commencement of four additional data center facilities from a year ago.
Sales and marketing expenses—Sales and marketing expenses for the three months ended September 30, 2013 were $2.3 million, an increase of $0.2 million, or 10%, compared to $2.1 million for the corresponding quarter in 2012. The increase is primarily related to an increase in payroll costs of $0.2 million and higher contract services related to marketing initiatives. These were offset by lower advertising costs of $0.2 million, as we held fewer events in the third quarter of 2013. For the nine months ended September 30, 2013, sales and marketing expenses were $8.0 million, $2.2 million or 38% higher than the nine months ended September 30, 2012. The increase for the nine months ended September 30, 2013, was directly related to the increase in sales and marketing personnel, higher contract services, and higher advertising costs to promote growth across our markets.
General and administrative expenses—General and administrative expenses for the three months ended September 30, 2013, were $7.2 million, an increase of $1.9 million, or 36%, compared to the same period in 2012. For the nine months ended September 30, 2013, general and administrative expenses were $21.2 million, an increase of $5.8 million or 38%. The increases in the general and administrative related costs are primarily as a result of the Long Term Incentive Plan ("LTIP") for the Company's employees established in 2013. Additionally, we incurred higher legal and consulting fees related to the establishment of corporate reporting and accounting functions. A significant portion of the corporate reporting and related accounting functions were previously performed by CBI in 2012.
Transaction-related compensation—We recorded compensation expense of $20.0 million for the nine months ended September 30, 2013 related to CBI’s long-term incentive plan. There were no such costs incurred in other periods and these costs represent one-time compensation charges allocated to us by CBI in the period ended January 23, 2013. On April 8, 2013, CBI reimbursed the Company for $19.6 million of these costs.
Depreciation and amortization expense—Depreciation and amortization expense for the three months ended September 30, 2013, was $23.9 million, an increase of $5.1 million, or 27%, compared to $18.8 million for the corresponding quarter in 2012. For the nine months ended September 30, 2013, depreciation and amortization expense was $68.6 million, an increase of $15.7 million. The increase in both periods was driven by assets that were placed in service since September 30, 2012. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties and expand our existing data center facilities.

Restructuring Charge—Restructuring charges for the three and nine months ended September 30, 2013, were $0.7 million. There were no restructuring charges for the three and nine months ended September 30, 2012. Restructuring charges incurred in the quarter were a result of moving certain administrative functions to the corporate office.
Transaction costs—For the three months ended September 30, 2013, we incurred $0.7 million of transaction costs to pursue property acquisition opportunities, as compared to $0.6 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, we incurred $1.2 million of transaction costs, a decrease of $0.1 million compared to $1.3 million for the corresponding period in 2012.
Management fees charged by CBI—Management fees for the three and nine months ended September 30, 2012, were $0.9 million and $2.1 million, respectively. These fees were allocated for services provided by CBI, including executive management, legal, treasury, human resources, accounting, tax, internal audit and IT services. Effective November 20, 2012, the management fee charged by CBI was terminated and replaced with a transition services agreement. There were no such related costs for the three and nine months ended September 30, 2013.
Loss on sale of receivables to CBF—Loss on sale of receivables for the three and nine months ended September 30, 2012, was $1.3 million and $3.7 million, respectively. Prior to October 1, 2012, substantially all of our receivables were sold to CBF at a discount of 2.5% from their face value. Effective October 1, 2012, we terminated our participation in this program; hence, there were no losses in 2013.
Asset Impairment—For the nine months ended September 30, 2012, we recognized an asset impairment of $13.3 million on a customer relationship intangible and long-lived assets primarily associated with our GramTel acquisition. No asset impairments were identified or recognized for the nine months ended September 30, 2013.
Operating Income
Operating income for the three months ended September 30, 2013, was $8.5 million compared to operating income of $7.7 million for the corresponding quarter in 2012. Operating income increased primarily as a result of revenue growth of $10.8 million, which was offset by higher property operating expenses, sales and marketing and general and administrative expenses incurred to expand our business operations and to invest in corporate functions related to company growth. For the nine months ended September 30, 2013, operating income was $2.6 million, as compared to operating income of $13.0 million for the nine months ended September 30, 2012. Operating income decreased compared to a year ago primarily as a result of a $20.0 million transaction-related compensation charge and higher property operating expenses incurred to support company growth, offset by higher revenues of $28.4 million for the nine months ended September 30, 2013.
Non-Operating Expenses
Interest expense—Interest expense for the three months ended September 30, 2013, was $10.5 million, a decrease of $0.8 million, or 7%, compared to $11.3 million for the corresponding quarter in 2012. Interest expense for the nine months ended September 30, 2013, was $32.2 million, an increase of $1.0 million compared to the nine months ended September 30, 2012. Interest expense increased primarily as a result of a higher debt balance related to our Senior Notes due in 2022, as compared to interest expense incurred from related party note payables incurred in 2012.
Loss on extinguishment of debt— Represents the termination of the financing obligation for our Metropolis Dr. (Austin 2) facility by purchasing the property from the former lessor. A loss of $1.3 million was recognized upon the termination of this obligation for the nine months ended September 30, 2013. No such costs were recognized for the three and nine months ended September 30, 2012.
Income tax expense—Income tax expense was $0.3 million for the three months ended September 30, 2013, as compared to an income tax benefit of $0.7 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, income tax expense was $1.2 million, as compared to an income tax benefit of $4.7 million for the nine months ended September 30, 2012. Income tax expense increased as a result of the impairment charge recognized in 2012 resulting in a tax benefit for the three and nine months ended September 30, 2012. There was no impairment charge recognized in 2013.
Capital Expenditures
Capital expenditures for the three months ended September 30, 2013, were $64.3 million, as compared to $41.6 million for the three months ended September 30, 2012. The increase in capital expenditures for the three months ended September 30, 2013, was related to additional development of power and space primarily in our San Antonio, Carrollton, Houston West 1 and 2, 7th Street, and Phoenix data center facilities. In addition, the three months ended September 30, 2013, included a $6.7 million capital purchase related to a 22 acre parcel of land in San Antonio.

Capital expenditures for the nine months ended September 30, 2013, were $165.6 million, compared to $146.4 million for the nine months ended September 30, 2012. In 2013, we purchased 33 acres in Houston for $18.2 million, purchased 22 acres in San Antonio for $6.7 million, and completed the buyout of three leased facilities for approximately $8.4 million. In addition, we had higher capital expenditures primarily to build out more space and power at our San Antonio, Carrollton, Houston West 1 and 2, 7th Street and Phoenix data center facilities.

Financial Condition, Liquidity and Capital Resources

Liquidity and Capital Resources
We will be required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to our stockholders on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make regular quarterly distributions to common stockholders and operating partnership unit holders from cash flow from operating activities. All such distributions are at the discretion of our board of directors.
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
In connection with our IPO, we sold approximately 19.0 million shares of CyrusOne Inc., resulting in net proceeds of $337.1 million of which were used to purchase a 33.9% ownership of CyrusOne LP. The net proceeds are being used by CyrusOne LP to fund future growth and general corporate costs.
As of September 30, 2013, and December 31, 2012, we had $213.2 million and $16.5 million, respectively, of cash and cash equivalents. Prior to the closing of the formation transactions on November 20, 2012, we participated in CBI’s centralized cash management program. Prior to such date, all excess cash was transferred to CBI’s corporate cash accounts on a periodic basis. Likewise, substantially all funds to finance our operations, including acquisitions and development costs, were funded by CBI.
Short-term Liquidity
Our short-term liquidity requirements primarily consist of operating expenses and capital expenditures composed of acquisition and construction costs related to data center properties. For the three and nine months ended September 30, 2013, our capital expenditures were $64.3 million and $165.6 million. We expect to fund future capital expenditures from the cash available on our balance sheet and availability under the revolving credit agreement. Our capital expenditures are largely discretionary and will be applied to expand our existing data center properties, acquire or construct new facilities, or both. We intend to continue to pursue additional growth opportunities and are prepared to commit additional resources to support this growth.
As part of the IPO, CyrusOne Inc., together with CyrusOne GP, purchased 21.9 million (or 33.9%) of the outstanding partnership units of CyrusOne LP and CBI retained a 66.1% ownership or 42.6 million Operating Partnership units in CyrusOne LP. Commencing on January 17, 2014, CBI may exchange the partnership units of CyrusOne LP into cash, or shares of common stock as determined by us, on a one-for-one basis based upon the fair value of a share of our common stock. As stock is issued by CyrusOne Inc., CBI's ownership percentage will change. CyrusOne has issued shares in conjunction with the long-term incentive plan and CBI's ownership is 65.8% as of September 30, 2013.
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
As of September 30, 2013, our debt and other financing arrangements were $599.6 million, consisting of $525.0 million of Senior Notes due 2022, capital lease obligations of $18.8 million and other financing arrangements of $55.8 million. We have a revolving credit agreement of $225.0 million. As of September 30, 2013, we did not have any borrowings outstanding on this facility, leaving available borrowing capacity of $225.0 million.
Cash Flows
Comparison of Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012
As of September 30, 2013, cash and cash equivalents were $213.2 million, up from $16.5 million as of December 31, 2012, an increase of $196.7 million, as a result of raising capital from the initial public offering in January of 2013.
Net cash generated from operations was $64.8 million for the nine months ended September 30, 2013. This is an increase of $22.0 million compared to the nine months ended September 30, 2012. The increase in net cash generated from operations was a result of income from leasing incremental space, power, and related services compared to the nine months ended September 30, 2012.
Cash used in investing activities was $159.3 million for the nine months ended September 30, 2013, compared to $166.2 million for the nine months ended September 30, 2012. Capital expenditures were $165.6 million for the nine months ended September 30, 2013, as compared to $146.4 million for the corresponding period in 2012. The release of restricted cash was $6.3 million for the nine months ended September 30, 2013. This is up from $0.7 million for the nine months ended September 30, 2012. Advances to affiliates were $9.6 million for nine months ended September 30, 2012, with no such amounts for the nine months ended September 30, 2013.
Cash provided by financing activities was $291.2 million for the nine months ended September 30, 2013. The increase of $165.2 million from September 30, 2012, was directly related to the issuance of common stock in the amount of $337.1 million (net of IPO related cost of $23.4 million). For the nine months ended September 30, 2013, we made payments of $19.8 million related to the capital leases and other financing arrangement buyouts. In addition, we paid dividends of $20.7 million, with no such costs incurred for the nine months ended September 30, 2012. We incurred $131.9 million of borrowings from affiliates for the nine months ended September 30, 2012, with no such costs for the corresponding period in 2013.
Contractual Obligations
The following table summarizes select contractual obligations as of September 30, 2013, which have materially changed since December 31, 2012.

(dollars in millions)	Total	< 1 year	1-3 years	3-5 years	Thereafter
Capital leases	$17.9	$3.6	$5.1	$2.8	$6.4
Interest payments on notes payable, capital leases and other financing arrangements (1)	351.6	39.6	78.2	69.7	164.1
Total	$369.5	$43.2	$83.3	$72.5	$170.5
(1) Includes contractual interest payments on the Senior Notes, capital leases and other financing arrangements assuming no early payment of debt in future periods.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure to interest rate risk, arising from variable-rate borrowings under our revolving credit agreement. On November 20, 2012, we entered into a revolving credit agreement with a syndicate of financial institutions. Borrowings on the revolving credit agreement bear interest, at our option, at a rate equal to an applicable margin over either a base rate or a LIBOR rate. The initial applicable margin is 2.50% for base rate loans and 3.50% for LIBOR loans. As of September 30, 2013, we had no derivative instruments to hedge these interest rate risks or borrowings outstanding on the related revolving credit agreement.
The following table sets forth the carrying value and fair value face amounts, maturity dates, and average interest rates at September 30, 2013, for our fixed-rate debt, excluding capital leases and other financing arrangements:

(dollars in millions)	2013	2014	2015	2016	Thereafter	Total Carrying Value	Total Fair Value
Fixed-rate debt	—	—	—	—	$525.0	$525.0	$525.0
Average interest rate on fixed-rate debt	—	—	—	—	6.375%	6.375%	—
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a description of the Company’s market risks. There were no other material changes for the period ended September 30, 2013.

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
As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.
Changes in Internal Control over Financial Reporting (CyrusOne Inc.)
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.
Changes in Internal Control over Financial Reporting (CyrusOne LP)
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
During the nine months ended September 30, 2013, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the quarter ended September 30, 2013.

ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Stockholder Proposals
The Board of Directors has set May 1, 2014, as the date for our 2014 annual meeting of stockholders.  Additional details as to the place and time for the meeting will be provided in our proxy statement for the meeting.  Proposals of stockholders intended to be presented at our 2014 annual meeting of stockholders and included in our proxy statement and form of proxy relating to that meeting pursuant to Proxy Rule 14a-8 must be received by us no later than January 1, 2014.  Such proposals must comply with the requirements established by the Securities and Exchange Commission for such proposals.  A stockholder who wishes to submit a business proposal at the 2014 annual meeting that is not intended to be included in our proxy statement and form of proxy pursuant to Proxy Rule 14a-8 or who wishes to nominate a director for election at the meeting must, in accordance with our current bylaws, notify us between not earlier than December 2, 2013, and not later than 5:00 p.m., Eastern Time, on January 1, 2014.  If the stockholder fails to give timely notice, the nominee or proposal will be excluded from consideration at the meeting.  In addition, our current bylaws include other requirements for nomination of candidates for director and proposals of other business with which a stockholder must comply to make a nomination or business proposal.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 8th day of November, 2013.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President, Chief Executive Officer, and Director

By:	/s/ Kimberly H. Sheehy
Kimberly H. Sheehy
Chief Financial and Administrative Officer

By:	/s/ Patricia M. McBratney
Patricia M. McBratney
Vice President and Controller (Chief Accounting Officer)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 8th day of November, 2013.

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