Form 10-K
period 2013-12-31
CyrusOne Inc.; CyrusOne LP
filed 2014-03-03
CIK 1553023, 1575810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period  ___________ to ____________
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
Securities registered pursuant to Section 12 (g) of the Act: None.

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

CyrusOne Inc. Yes  ☐   No  ☒

CyrusOne LP Yes   ☐    No  ☒

The registrant completed the initial public offering of its Common Stock on January 24, 2013. The aggregate market value of the voting Common Stock owned by non-affiliates on June 28, 2013, was $395,899,285, computed by reference to the closing sale price of the Common Stock on the NASDAQ Global Select Market on such date.

There were 22,020,161 shares of Common Stock outstanding as of February 24, 2014.

Portions of the definitive proxy statement relating to the Company’s 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2013, of CyrusOne Inc., a Maryland corporation, and CyrusOne LP, a Maryland limited partnership, of which CyrusOne GP, a Maryland statutory trust of which CyrusOne Inc. is the sole beneficial owner and sole trustee, is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to CyrusOne Inc. together with its consolidated subsidiaries, including CyrusOne LP. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to CyrusOne LP together with its consolidated subsidiaries.
CyrusOne Inc. is a real estate investment trust, or REIT, and the sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP. As of December 31, 2013, CyrusOne Inc. together with CyrusOne GP owned approximately 34.1% of the operating partnership units in CyrusOne LP. The remaining approximately 65.9% of the operating partnership units in CyrusOne LP, which is reflected as a noncontrolling interest, is owned by our former parent, Cincinnati Bell Inc. (“CBI”). As the sole beneficial owner and sole trustee of CyrusOne GP, the sole general partner of CyrusOne LP, CyrusOne Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.
We believe combining the annual reports on Form 10-K of CyrusOne Inc. and CyrusOne LP into this single report results in the following benefits:

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
The presentation of noncontrolling interest, shareholders' equity and partnership capital are the main areas of difference between the consolidated financial statements of CyrusOne Inc. and those of CyrusOne LP. The operating partnership units held by CBI in CyrusOne LP are presented as partnership capital in CyrusOne LP's consolidated financial statements and as noncontrolling interest within equity in CyrusOne Inc.'s consolidated financial statements. The operating partnership units held by CyrusOne Inc. in CyrusOne LP are presented as partnership capital in CyrusOne LP's consolidated financial statements and as common stock and additional paid in capital within shareholders' equity in CyrusOne Inc.'s consolidated financial statements. The differences in the presentations between shareholders' equity and partnership capital result from the differences in the equity issued at the CyrusOne Inc. and the CyrusOne LP levels.
To help investors understand the significant differences between the Company and the operating partnership, this report presents the consolidated financial statements separately for the Company and the operating partnership.
As sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner with control of the operating partnership, CyrusOne Inc. consolidates the operating partnership for financial reporting purposes, and it does not have significant assets other than its investment in the operating partnership. Therefore, the assets and liabilities of CyrusOne Inc. and CyrusOne LP are the same on their respective consolidated financial statements. The separate discussions of CyrusOne Inc. and CyrusOne LP in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.
In order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Company and the operating partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350, this report also includes separate "Item 9A. Controls and Procedures" sections and separate Exhibit 31 and 32 certifications for each of the Company and the operating partnership.
All other sections of this report, including Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk, are presented together for CyrusOne Inc. and CyrusOne LP.
This report represents the Annual Report on Form 10-K for the year ended December 31, 2013, for CyrusOne Inc. On January 24, 2013, CyrusOne Inc. completed the initial public offering of its common stock. CyrusOne Inc. was formed on July 31, 2012, and prior to its initial public offering, it had minimal activity, consisting solely of deferred offering costs. The consolidated and combined financial statements included in this Annual Report of CyrusOne Inc., CyrusOne GP, CyrusOne LP and its subsidiaries referred to, collectively, as “CyrusOne” the “Company” “we” and “Predecessor” reflect the historical financial position, results of operations and cash flows of the data center activities and holdings of CBI for all periods presented. The Predecessor’s historical financial statements have been prepared on a “carve-out” basis from CBI’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to the data center business and include allocations of income, expenses, assets and liabilities from CBI. These allocations reflect significant assumptions, and the consolidated and combined financial statements do not fully reflect what the Predecessor’s financial position, results of operations and cash flows would have been had the Predecessor been a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of CyrusOne Inc.’s future results of operations, financial position and cash flows.

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
Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	loss of key customers;

•	defaults on or non-renewal or early termination of leases by customers;

•	economic downturn, natural disaster or oversupply of data centers in the limited geographic area that we serve;

•	inability to supply customers with adequate electrical power;

•	inability to renew leases on the data center buildings in our portfolio not owned by us;

•	risks related to natural disasters, inadequate insurance coverage, and the inability to obtain title insurance;

•	risks related to the failure of our physical infrastructure or services;

•	risks related to the development of our properties and our ability to successfully lease those properties;

•	risks related to third-party suppliers of power;

•	internet connectivity and other services;

•	loss of access to key third-party service providers and suppliers;

•	long sales cycle for data center services;

•	risks related to our international activities, including expanding our international operations;

•	inability to identify and complete acquisitions and operate acquired properties;

•	customers choosing to develop their own data centers;

•	decrease in demand for data center services;

•	inability to manage growth;

•	our failure to obtain necessary outside financing on favorable terms, or at all;

•	our level of indebtedness or debt service obligations;

•	restrictions in the instruments governing our indebtedness;

•	risks related to litigation;

•	risks related to environmental matters;

•	risks related to climate change regulations;

•	unknown or contingent liabilities related to our acquired properties;

•	management’s inexperience operating as a real estate investment trust (“REIT”);

•	significant competition in our industry;

•	loss of key personnel;

•	obsolescence of our data center infrastructure;

•	valuations and impairment charges of properties;

•	emerging growth company status impact on our common stock;

•	risks related to our National IX Platform;

•	risks associated with real estate assets and the industry;

•	risks of illiquidity of real estate investments;

•	rights of stockholders;

•	potential conflict of interest between our operating partnership and its partners;

•	risks related to Cincinnati Bell Inc. (CBI”), an Ohio corporation, owning shares of our common stock and partnership units;

•	potential conflict of interest between CyrusOne directors who remain involved with CBI;

•	provisions in our charter and bylaws may limit an acquisition of our common stock or a change in control;

•	provisions of Maryland law may limit the ability of a third-party to acquire control of us;

•	risks related to the assumption of liabilities from formation transactions;

•	failure to maintain our status as a REIT;

•	highly technical and complex REIT provisions of the Code;

•	dividends payable do not qualify for reduced tax rates;

•	REIT distribution requirements could adversely affect our ability to execute our business plan;

•	other tax liabilities may reduce cash flow;

•	forgoing other opportunities due to compliance with REIT requirements;

•	REIT requirements may limit our ability to hedging effectively;

•	potential penalty tax caused by CBI's future acquisition of a significant percentage of our stock;

•	changes in U.S. tax law and other U.S. laws, whether or not specific to REITs;

•	insufficient cash available for distribution to stockholders;

•	future offerings of debt may adversely affect the market price of our common stock;

•	increases in market interest rates may drive potential investors to seek higher dividend yields and reduce demand for our common stock;

•	shares available for future sale could affect the market price of stock;

•	market price and volume of stock could be volatile; and

•	earnings and cash distributions could affect the market price of our common stock.
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

ITEM 1.    BUSINESS
The Company
We are an owner, operator and developer of enterprise-class, carrier-neutral data center properties. Our data center properties are purpose-built facilities with redundant power, cooling and telecommunications systems. They are not network-specific and enable customer interconnectivity to a range of telecommunication carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology (“IT”) infrastructure for approximately 600 customers in 25 operating data centers in 10 distinct markets (8 cities in the U.S., London and Singapore).
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
On November 20, 2012, certain subsidiaries of CBI contributed certain assets and operations including assets and operations acquired through the GramTel and Cyrus Networks acquisitions to our operating partnership, CyrusOne LP. The transactions described below were designed to consolidate the ownership of a portfolio of properties owned by CBI into our operating partnership enabling us to raise the necessary capital to repay indebtedness owed to CBI and enabling us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. Pursuant to the formation transactions:

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

The following diagram depicts our ownership structure as of December 31, 2013:

Our Business

Our goal is to be the preferred global data center provider to the Fortune 1000. As of December 31, 2013, our customers included nine of the Fortune 20 and 129 of the Fortune 1000 or private/foreign enterprises of equivalent size. These 129 customers provided 75% of our annualized rent as of December 31, 2013.

We cultivate long-term strategic relationships with our customers and provide them with solutions for their data center facilities and IT infrastructure challenges. Our offerings provide flexibility, reliability, and security delivered through a tailored customer service focused platform that is designed to foster long-term relationships. We focus on attracting customers that have not historically outsourced their data center needs and providing them with solutions that address their current and future needs. Our facilities and construction design allow us to offer flexibility in density, power resiliency and the opportunity for expansion as our customer's needs grow. The CyrusOne National IX Platform (the "National IX Platform") delivers interconnection across states and between metro-enabled sites within the CyrusOne facility footprint and beyond. The platform enables high-performance, low-cost data transfer and accessibility for customers by uniting all of our data centers.
Our Competitive Strengths

Our ability to attract and retain the world’s largest customers is attributed to the following competitive strengths, which distinguish us from other data center operators and will enable us to continue to grow our operations.
High Quality Customer Base. The high quality of our assets combined with our reputation for serving the needs of large enterprises has enabled us to focus on the Fortune 1000 to build a quality customer base. We currently have approximately 600 customers from a broad spectrum of industries, with a particular expertise serving the energy industry, which comprises 34% of our annualized rent as of December 31, 2013. We currently have nine of the Fortune 20 and 129 of the Fortune 1000 or private or foreign enterprises of equivalent size as customers, including all six of the “supermajor” oil and gas companies. Our revenue is generated by a stable enterprise customer base, as evidenced by the following as of December 31, 2013:

•	75% of our annualized rent comes from the Fortune 1000 or private or foreign enterprises of equivalent size.

•	58% of our annualized rent comes from investment grade companies or their affiliates, based on the parent company’s corporate credit rating by Standard & Poor’s Ratings Services (“S&P”).

•	41% of our annualized rent comes from the Fortune 100 or private or foreign enterprises of equivalent size.
As of December 31, 2013, no single customer represented more than 8.2% of our annualized rent, and our top 10 customers represented 43% of our annualized rent.
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
Modern, High Quality Facilities. Our portfolio includes highly efficient, reliable facilities with flexibility to customize customer solutions and accessibility to hundreds of connectivity providers. To optimize the delivery of power, our properties include modern engineering technologies designed to minimize unnecessary power usage and, in our newest facilities, we are able to provide power utilization efficiency ratios we believe to be among the best in the multi-tenant data center industry. Fortune 1000 CIOs are dividing their application stacks into groups as some applications require 100% availability while others may require significant power to support complex computing or robust connectivity. Our construction design enables us to deliver different power densities and resiliencies to the same customer footprint, allowing customers to tailor solutions to meet their application needs. In addition, the National IX Platform provides access to hundreds of telecommunication and Internet carriers.
Massively ModularSM Construction Methods. Our Massively ModularSM design principles allow us to efficiently stage construction on a large scale and deliver critical power and colocation square feet (“CSF”) in a timeframe that we believe is one of the best in the industry. We acquire or build a large powered shell capable of scaling with our customers’ power and colocation space needs.The powered shell can be acquired or constructed for a relatively inexpensive capital cost. Once the building shell is ready, we can build individual data center halls in portions of the building space to meet the needs of customers on a modular basis. This modular data center hall construction can be completed in less than 16 weeks to meet our customers’ immediate needs. This short construction timeframe ensures a very high utilization of the assets and minimizes the time between our capital investment and the receipt of customer revenue, favorably impacting our return on investment while also translating into lower costs for our customers. Our design principles also allow us to add incremental equipment to increase power densities as our customers’ power needs increase, which provides our customers with a significant amount of flexibility to manage their IT demands. We believe this Massively ModularSM approach allows us to respond to rapidly evolving customer needs, to commit capital toward the highest return projects and to develop state-of-the-art data center facilities.
Significant Leasing Capability and Low Recurring Rent Churn. Our focus on the customer, our ability to scale with their needs, and our operational excellence provides us with two key benefits: embedded future growth from our customer base and low recurring rent churn. During 2013, our total annualized rent increased by approximately 22% of which our existing customer base provided approximately 56% of such increase. Since December 31, 2012, we have increased our operational net rentable square feet ("NRSF") by approximately 280,000 square feet or 16%, while maintaining a high percentage of NRSF leased of 82% as of December 31, 2013.

Our management team focuses on minimizing recurring rent churn. We define recurring rent churn as any reduction in recurring rent due to customer terminations, net pricing reductions or service reductions as a percentage of the annualized rent at the beginning of the applicable period, excluding any impact from metered power reimbursements. For 2013, our recurring rent churn was 4.1%. For 2012 and 2011, our recurring rent churn was 4.6% and 3.0%, respectively.
Significant, Attractive Expansion Opportunities. We currently have 626,000 NRSF of powered shell available for future development and approximately 205 acres of land that are available for future data center facility development. Our current development properties and available acreage were selected based on extensive site selection criteria and the collective industry knowledge and experience of our management team with a focus on markets with a strong presence of and high demand by Fortune 1000 companies. As a result, we believe that our development portfolio contains properties that are located in markets with attractive supply and demand conditions and that possess suitable physical characteristics to support data center infrastructure.
Differentiated Reputation for Service. We believe that the decision CIOs make to outsource their data center infrastructure has material implications for their businesses, and, as such, CIOs look to third-party data center providers that have a reputation for serving similar organizations and that are able to deliver a customized solution. We take a consultative approach to understanding the unique requirements of our customers, and our design principles allow us to deliver a customized data center solution to match their needs. We believe that this approach has helped fuel our growth. Our current customers are also often the source of new contracts, with referrals being an important source of new customers.
Business and Growth Strategies
Our objective is to grow our revenue and earnings and maximize stockholder returns by continuing to expand our data center infrastructure outsourcing business.
Increasing Revenue from Existing Customers and Properties. We have historically generated a significant portion of our revenue growth from our existing customers. During 2013 our total annualized rent increased by approximately 22% of which our existing customer base provided approximately 56% of such increase. We will continue to target our existing customers because we believe that many have significant data center infrastructure needs that have not yet been outsourced, and many will require additional data center space and power to support their growth and their increasing reliance on technology infrastructure in their operations. To address new demand, as of December 31, 2013, we have approximately 365,000 NRSF currently available for lease. We also have approximately 711,000 NRSF under development, as well as 626,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 205 acres of land that are available for future data center shell development.
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
We acquire customers through a variety of channels. We have historically managed our sales process through a direct-to-the-customer model but are now utilizing third-party leasing agents and indirect leasing channels to expand our universe of potential new customers. Our indirect leasing channels include value added resellers, systems integrators and hosting providers. These channels, in combination with our award-winning internal marketing team, have enabled us to build both a strong brand and outreach program to new customers. Throughout the life cycle of a customer’s lease with us, we maintain a disciplined approach to monitoring their experience, with the goal of providing the highest level of customer service. This personal attention fosters a strong relationship and trust with our customers, which leads to future growth, leasing renewals and low recurring rent churn.
Expanding into New Markets. Our expansion strategy focuses on developing new data centers in markets where our customers are located and in markets with a strong presence of and high demand by Fortune 1000 customers. We conduct extensive analysis to ensure an identified market displays strong data center fundamentals, independent of the demand presented by any particular customer. In addition, we consider markets where our existing customers want us to be located. We regularly meet with our customers to understand their business strategies and potential data center needs. Our strategy of broadening our geographic footprint and expanding into markets with a strong presence of and high demand by Fortune 1000 customers is what led us to our recent expansion into the Northern Virginia market. We believe that this approach combined with our Massively ModularSM construction design reduces the risk associated with expansion into new markets because it provides strong visibility into our leasing opportunities and helps to ensure targeted returns on new developments. When considering a new market, we take a disciplined approach in evaluating potential business, property and site acquisitions, including a site’s geographic attributes, availability of telecommunications and connectivity providers, access to power, and expected costs for development.
Growing Interconnection Business. In April 2013, we launched the National IX Platform, delivering interconnection across states and between metro-enabled sites within the CyrusOne facility footprint and beyond. The platform enables high-performance, low-cost data transfer and accessibility for customers seeking to connect between CyrusOne facilities, from CyrusOne to their own private data center facility, or with one another via private peering, cross connects and/or public switching environments. Interconnection within a facility or on the National IX Platform allows our customers to share information and conduct commerce in a highly efficient manner not requiring a third-party intermediary, and at a fraction of the cost normally required to establish such a connection between two enterprises. As of December 31, 2013 approximately 60% of our annualized rent came from customers with footprints in multiple CyrusOne data centers, and the National IX Platform provides an easy and low-cost method for these customers to connect between facilities. The demand for interconnection creates additional rental and revenue growth opportunities for us, and we believe that customer interconnections increase our likelihood of customer retention by providing an environment not easily replicated by competitors. We act as a trusted neutral party that enterprises, carriers and content companies utilize to connect to each other. We believe that the reputation and industry relationships of our executive management team place us in an ongoing trusted provider role. In 2014, we became the first colocation provider in North America to receive multi-site certification from the Open-IX Association, a non-profit industry group formed to promote better standards for data center interconnection and Internet Exchanges in North America. The six CyrusOne facilities receiving data center certification are located in the Dallas, Houston, Austin, Cincinnati and Phoenix markets.
Our principal executive offices are located at 1649 West Frankford Road, Carrollton, TX 75007. Our telephone number is (972) 350-0060. We maintain a website, www.cyrusone.com. The information contained on, or accessible through, our website is not incorporated by reference into this Annual Report on Form 10-K.
Our Portfolio
As of December 31, 2013, our property portfolio included 25 operating data centers in 10 distinct markets (8 cities in the U.S., London and Singapore) collectively providing approximately 1,975,000 net rentable square feet ("NRSF"), of which 82% was leased, and powered by approximately 158 MW of available UPS capacity. We own 14 of the buildings in which our data center facilities are located. We lease the remaining 11 buildings, which account for approximately 375,000 NRSF, or approximately 19% of our total operating NRSF. These leased buildings accounted for 26% of our total annualized rent as of December 31, 2013. We also currently have 711,000 NRSF under development, as well as 626,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 205 acres of land that are available for future data center shell development. Along with our primary product offering, leasing of colocation space, our customers are increasingly interested in ancillary office and other space. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers. The following tables provide an overview of our operating and development properties as of December 31, 2013.

CyrusOne Inc.
Data Center Portfolio
As of December 31, 2013
(unaudited)

			Operating Net Rentable Square Feet (NRSF)(a)						Powered Shell Available for Future Development (NRSF)(i)	Available UPS Capacity (MW)(j)
Facilities	Metropolitan Area	Annualized Rent(b)	Colocation Space (CSF)(c)	Office & Other(d)	Supporting Infrastructure (e)	Total(f)	Percent Leased(g)	CSF Utilized (h)
Westway Park Blvd. (Houston West 1)	Houston	$46,835,178	112,133	12,735	36,732	161,600	97%	97%	3,000	28
Southwest Fwy. (Galleria)	Houston	41,548,783	63,469	17,259	23,203	103,931	91%	97%	—	14
S. State Hwy 121 Business (Lewisville)*	Dallas	36,204,739	108,687	11,279	59,344	179,310	94%	95%	—	18
West Seventh Street (7th St.)***	Cincinnati	33,236,556	211,672	5,744	171,561	388,977	90%	90%	37,000	13
Kingsview Drive (Lebanon)	Cincinnati	19,628,121	65,303	36,261	49,159	150,723	82%	78%	72,000	14
Industrial Road (Florence)	Cincinnati	15,240,711	52,698	46,848	40,374	139,920	94%	100%	—	9
Westover Hills Blvd. (San Antonio 1)	San Antonio	12,113,780	43,487	2,351	35,955	81,793	98%	90%	23,000	12
Knightsbridge Drive (Hamilton)*	Cincinnati	11,052,761	46,565	1,077	35,336	82,978	90%	100%	—	10
W. Frankford Road (Carrollton)	Dallas	9,270,138	107,256	19,706	53,588	180,550	54%	64%	345,000	9
E. Ben White Blvd. (Austin 1)*	Austin	6,372,547	16,223	21,376	7,516	45,115	94%	85%	—	2
Parkway Dr. (Mason)	Cincinnati	5,943,770	34,072	26,458	17,193	77,723	99%	100%	—	4
Midway Rd.**	Dallas	5,397,262	8,390	—	—	8,390	100%	100%	—	1
Metropolis Drive (Austin 2)	Austin	4,863,285	37,780	4,128	18,444	60,352	55%	61%	—	5
Kestral Way (London)**	London	3,482,515	10,000	—	—	10,000	99%	99%	—	1
Westway Park Blvd. (Houston West 2)	Houston	3,022,611	42,116	6,286	28,379	76,781	49%	61%	12,000	6
Springer Street (Lombard)	Chicago	2,318,443	13,516	4,115	12,230	29,861	59%	47%	29,000	3
South Ellis Street (Phoenix)	Phoenix	2,126,536	36,654	36,135	38,410	111,199	34%	67%	76,000	6
Marsh Ln.**	Dallas	2,113,567	4,245	—	—	4,245	100%	100%	—	1
Goldcoast Drive (Goldcoast)	Cincinnati	1,463,863	2,728	5,280	16,481	24,489	100%	100%	14,000	1
E. Monroe Street (Monroe St.)	South Bend	1,055,610	6,350	—	6,478	12,828	64%	64%	4,000	1
North Fwy. (Greenspoint)**	Houston	1,034,598	13,000	1,449	—	14,449	100%	100%	—	1
Bryan St.**	Dallas	1,012,018	3,020	—	—	3,020	57%	57%	—	1
Crescent Circle (Blackthorn)*	South Bend	649,159	3,432	—	5,125	8,557	49%	49%	11,000	1
McAuley Place (Blue Ash)*	Cincinnati	592,804	6,193	6,950	2,166	15,309	71%	39%	—	1
Jurong East (Singapore)**	Singapore	332,772	3,200	—	—	3,200	12%	12%	—	1
Total		$266,912,127	1,052,189	265,437	657,674	1,975,300	82%	85%	626,000	158

*	Indicates properties in which we hold a leasehold interest in the building shell and land. All data center infrastructure has been constructed by us and owned by us.

**	Indicates properties in which we hold a leasehold interest in the building shell, land, and all data center infrastructure.

***	The information provided for the West Seventh Street (7th St.) property includes data for two facilities, one of which we lease and one of which we own.

(a)	Represents the total square feet of a building under lease or available for lease based on engineers’ drawings and estimates but does not include space held for development or space used by CyrusOne.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2013, multiplied by 12. For the month of December 2013, customer reimbursements were $24.1 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From January 1, 2012, through December 31, 2013, customer reimbursements under leases with separately metered power constituted between 7.3% and 9.7% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2013, was $282,358,919. Our annualized effective rent was greater than our annualized rent as of December 31, 2013, because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

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

(g)
Percent leased is determined based on NRSF being billed to customers under commenced leases as of December 31, 2013, divided by total NRSF. Leases signed but not commenced as of December 31, 2013, are not included. Supporting infrastructure has been allocated to leased NRSF on a proportionate basis for purposes of this calculation.

(h)	Utilization is calculated by dividing CSF under signed leases for available space (whether or not the contract has commenced billing) by total CSF.

(i)	Represents space that is under roof available for future development into operating NRSF, rounded to the nearest 1,000.

(j)
UPS Capacity (also referred to as critical load) represents the aggregate power available for lease to and exclusive use by customers from the facility’s installed universal power supplies (UPS) expressed in terms of megawatts. The capacity presented is for non-redundant megawatts as we can develop flexible solutions to our customers at multiple resiliency levels. May not foot due to rounding.

CyrusOne Inc.
NRSF Under Development
As of December 31, 2013
(Dollars in millions)
(unaudited)

		NRSF Under Development (a)						Under Development Costs(b)
Facilities	Metro Area	Colocation Space (CSF)	Office & Other	Supporting Infrastructure	Powered Shell(c)	Total	UPS MW Capacity (d)	Actual to Date	Estimated Costs to Completion	Total
W. Frankford Rd. (Carrollton)	Dallas	60,000	8,000	28,000	—	96,000	9	$2	$24-29	$26-31
Westover Hills Blvd. (San Antonio 2)	San Antonio	30,000	20,000	25,000	40,000	115,000	3	—	32-38	32-38
Westway Park Blvd. (Houston West 2)	Houston	38,000	—	22,000	—	60,000	6	4	17-21	21-25
Westway Park Blvd. (Houston West 3)	Houston	—	—	—	320,000	320,000	—	1	18-24	19-25
South Ellis Street, Chandler, AZ (Phoenix)	Phoenix	—	—	—	—	—	3	3	4-5	7-8
Ridgetop Circle, Sterling, VA (Northern VA)	Northern Virginia	30,000	5,000	30,000	50,000	115,000	3	—	26-30	26-30
Metropolis Dr., Austin, TX (Austin 2)	Austin	5,000	—	—	—	5,000	—	—	0.5-1.0	0.5-1.0
Total		163,000	33,000	105,000	410,000	711,000	24	$10	$121.5-148.0	$131.5-158.0

(a)
Represents NRSF at a facility for which activities have commenced or are expected to commence in the next 2 quarters to prepare the space for its intended use. Estimates and timing are subject to change.

(b)	Represents management’s estimate of the total costs required to complete the current NRSF under development. There may be an increase in costs if customers require greater power density.

(c)	Represents NRSF under construction that, upon completion, will be powered shell available for future development into operating NRSF.

(d)
UPS Capacity (also referred to as critical load) represents the aggregate power available for lease to and exclusive use by customers from the facility’s installed universal power supplies (UPS) expressed in terms of megawatts. The capacity presented is for non-redundant megawatts, as we can develop flexible solutions to our customers at multiple resiliency levels. May not foot due to rounding.

Customer Diversification

Our portfolio is currently leased to approximately 600 customers, many of which are leading global companies. The following table sets forth information regarding the 20 largest customers, including their affiliates, in our portfolio based on annualized rent as of December 31, 2013:

CyrusOne Inc.
Customer Diversification(a)
As of December 31, 2013
(unaudited)

	Principal Customer Industry	Number of Locations	Annualized Rent(b)	Percentage of Portfolio Annualized Rent(c)	Weighted Average Remaining Lease Term in Months(d)
1	Telecommunications (CBI)(e)	7	$21,768,198	8.2%	27.1
2	Energy	2	19,710,295	7.4%	10.4
3	Energy	4	14,946,572	5.6%	11.4
4	Research and Consulting Services	3	12,513,879	4.7%	7.1
5	Telecommunication Services	1	11,164,966	4.2%	48.4
6	Information Technology	3	9,775,173	3.7%	54.3
7	Information Technology	3	8,271,195	3.1%	41.1
8	Financials	1	6,000,225	2.2%	77.0
9	Telecommunication Services	3	5,005,493	1.9%	64.0
10	Energy	2	4,737,000	1.8%	31.0
11	Information Technology	1	4,732,856	1.8%	24.0
12	Consumer Staples	1	4,523,035	1.7%	99.5
13	Energy	1	4,152,405	1.6%	11.8
14	Information Technology	1	4,055,016	1.5%	86.0
15	Energy	3	3,882,179	1.5%	4.1
16	Information Technology	2	3,838,140	1.4%	86.0
17	Energy	1	3,612,639	1.4%	29.3
18	Energy	4	3,446,913	1.3%	33.2
19	Energy	1	3,299,383	1.2%	13.3
20	Consumer Discretionary	1	3,290,127	1.2%	10.3
			$152,725,689	57.4%	32.7

(a)	Includes customer affiliates.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2013, multiplied by 12. For the month of December 2013, our total annualized rent was $266.9 million, and customer reimbursements were $24.1 million annualized, consisting of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From January 1, 2012, through December 31, 2013, customer reimbursements under leases with separately metered power constituted between 7.3% and 9.7% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2013, was $282,358,919. Our annualized effective rent was greater than our annualized rent as of December 31, 2013, because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(c)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of December 31, 2013, which was approximately $266.9 million.

(d)
Weighted average based on customer’s percentage of total annualized rent expiring and is as of December 31, 2013, assuming that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.

(e)
Includes information for both Cincinnati Bell Technology Solutions (CBTS) and Cincinnati Bell Telephone and two customers that have contracts with CBTS. We expect the contracts for these two customers to be assigned to us, but the consents for such assignments have not yet been obtained. Excluding these customers, Cincinnati Bell Inc. and subsidiaries represented 2.9% of our annualized rent as of December 31, 2013.

Lease Distribution
The following table sets forth information relating to the distribution of customer leases in the properties in our portfolio, based on NRSF under lease as of December 31, 2013:
CyrusOne Inc.
Lease Distribution
As of December 31, 2013
(unaudited)

NRSF Under Lease(a)	Number of Customers(b)	Percentage of All Customers	Total Leased NRSF(c)	Percentage of Portfolio Leased NRSF	Annualized Rent(d)	Percentage of Annualized Rent
0-999	458	77%	86,801	5%	$34,407,299	13%
1,000-2,499	46	8%	73,656	5%	13,658,013	5%
2,500-4,999	31	5%	113,295	7%	24,489,702	9%
5,000-9,999	28	5%	195,001	12%	52,544,811	20%
10,000+	32	5%	1,141,957	71%	141,812,302	53%
Total	595	100%	1,610,710	100%	$266,912,127	100%

(a)	Represents all leases in our portfolio, including colocation, office and other leases.

(b)	Represents the number of customers contributing to our annualized rent as of December 31, 2013.

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

(d)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2013, multiplied by 12. For the month of December 2013, customer reimbursements were $24.1 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From January 1, 2012, through December 31, 2013, customer reimbursements under leases with separately metered power constituted between 7.3% and 9.7% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2013, was $282,358,919. Our annualized effective rent was greater than our annualized rent as of December 31, 2013, because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

Lease Expiration

The following table sets forth a summary schedule of the customer lease expirations for leases in place as of December 31, 2013, plus available space, for each of the 10 full calendar years beginning January 1, 2014, at the properties in our portfolio.
CyrusOne Inc.
Lease Expirations
As of December 31, 2013
(unaudited)

Year(a)	Number of Leases Expiring(b)	Total Operating NRSF Expiring	Percentage of Total NRSF	Annualized Rent(c)	Percentage of Annualized Rent	Annualized Rent at Expiration(d)	Percentage of Annualized Rent at Expiration
Available		364,590	18%
Month-to-Month	215	31,084	2%	$9,094,261	3%	$9,094,261	2%
2014	881	434,697	22%	94,692,969	35%	96,525,370	33%
2015	505	271,436	14%	40,239,102	15%	42,876,722	15%
2016	441	116,316	6%	37,473,047	14%	40,496,601	14%
2017	127	244,624	12%	28,609,914	11%	29,889,056	10%
2018	130	145,591	7%	27,421,947	10%	30,791,401	11%
2019	16	99,205	5%	5,349,615	2%	5,786,692	2%
2020	36	124,259	6%	9,449,453	4%	12,429,996	4%
2021	13	32,010	2%	4,163,781	2%	4,607,532	2%
2022	6	39,734	2%	5,892,252	2%	10,350,039	4%
2023 - Thereafter	26	71,754	4%	4,525,786	2%	7,616,436	3%
Total	2,396	1,975,300	100%	$266,912,127	100%	$290,464,106	100%

(a)
Leases that were auto-renewed prior to December 31, 2013 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.

(b)	Number of leases represents each agreement with a customer. A lease agreement could include multiple spaces and a customer could have multiple leases.

(c)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2013, multiplied by 12. For the month of December 2013, customer reimbursements were $24.1 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From January 1, 2012 through December 31, 2013, customer reimbursements under leases with separately metered power constituted between 7.3% and 9.7% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2013, was $282,358,919. Our annualized effective rent was greater than our annualized rent as of December 31, 2013, because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(d)	Represents the final monthly contractual rent under existing customer leases that had commenced as of December 31, 2013, multiplied by 12.

Regulation
General
Properties in our markets are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties has the necessary permits and approvals for us to operate our business.
Environmental Matters
We are subject to laws and regulations relating to the protection of the environment, the storage, management and disposal of hazardous materials, emissions to air and discharges to water, the cleanup of contaminated sites and health and safety matters. These include various regulations promulgated by the Environmental Protection Agency and other federal, state, and local regulatory agencies and legislative bodies relating to our operations involving power generators, batteries, and fuel storage to support co-location infrastructure.   While we believe that our operations are in substantial compliance with environmental, health, and human safety laws and regulations, as an owner or operator of property and in connection with the current and historical use of hazardous materials and other operations at its sites, we could incur significant costs, including fines, penalties and other sanctions, cleanup costs and third-party claims for property damages or personal injuries, as a result of violations of or liabilities under environmental laws and regulations.  Fuel storage tanks are present at many of our properties, and if releases were to occur, we may be liable for the costs of cleaning up resulting contamination.  Some of our sites also have a history of previous commercial operations, including past underground storage tanks.

Some of the properties may contain asbestos-containing building materials.  Environmental laws require that asbestos-containing building materials be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements.

Independent environmental consultants have conducted Phase I or similar non-intrusive environmental site assessments on recently acquired properties. Nonetheless, we may acquire or develop sites in the future with unknown environmental conditions from historical operations. Independent environmental consultants have conducted Phase I or similar environmental site assessments on recently acquired properties. Although we are not aware of any sites at which we currently have material remedial obligations, the imposition of remedial obligations as a result of spill or the discovery of contaminants in the future could result in significant additional costs to us.

Our operations also require us to obtain permits and/or other governmental approvals and to develop response plans in connection with the use of our generators or other operations. These requirements could restrict our operations or delay the development of data centers in the future. In addition, from time to time, federal, state or local government regulators enact new or revise existing legislation or regulations that could affect us, either beneficially or adversely. As a result, we could incur significant costs in complying with environmental laws or regulations that are promulgated in the future.
Insurance
In the opinion of our management, our policy specifications, limits and insurance carriers are appropriate given the relative risk of loss, the cost of coverage and industry practice.  Our policies contain provisions that are generally uninsurable such as acts of war.  We cannot provide any assurance that the business interruption or property insurance we have will cover all losses that we may experience, that the insurance carrier will be solvent, that rates will remain commercially reasonable, that insurance carriers will not cancel our policies, or that the insurance carriers will pay all claims made by us.  See “Risk Factors-Risks Related to Our Business and Operations-Any losses to properties that are not covered by insurance, or that exceed our policy coverage limits, could adversely affect our business, financial condition and results of operations.”
Competition
We compete with numerous developers, owners and operators of technology-related real estate, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our customers, we may lose potential customers and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers when our customers’ leases expire. In addition, our customers have the option of building their own data center space which can also place pressure on our rental rates.
As a developer of data center space and provider of interconnection services, we also compete for the services of key third-party providers of services, including engineers and contractors with expertise in the development of data centers. There is competition for the services of specialized contractors and other third-party providers required for the development of data centers, increasing the cost of engaging such providers and the risk of delays in completing our development projects.

In addition, we face competition from real estate developers in our sector and in other industries for the acquisition of additional properties suitable for the development of data centers. Such competition may reduce the number of properties available for acquisition, increase the price of these properties and reduce the demand for data center space in the markets we seek to serve.
Employees
We employ approximately 260 persons. None of these employees are represented by a labor union.
Financial Information
For financial information related to our operations, please refer to the financial statements including the notes thereto, included in this Annual Report on Form 10-K.
How to Obtain Our SEC Filings

Effective January 24, 2013, we became subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and consequently we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). All reports we file with the SEC will be available free of charge via EDGAR through the SEC website at http://www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Information about the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. We make available our reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports), and other information, free of charge, at the Investor Relations section of our website at http://www.cyrusone.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this report or any other document that we file with the SEC.

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
We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. Our top 20 customers collectively accounted for approximately 57% of our total annualized rent as of December 31, 2013. As a result of this customer concentration, our business, financial condition and results of operations, including the amount of cash available for distribution to our stockholders, could be adversely affected if we lose one or more of our larger customers, if such customers significantly reduce their business with us or if we choose not to enforce, or to enforce less vigorously, any rights that we may have now or in the future against these significant customers because of our desire to maintain our relationship with them.
A significant percentage of our customer base is also concentrated in industry sectors that may from time to time experience volatility, including, in particular, the oil and gas sector. Enterprises in the energy industry comprised approximately 34% of our annualized rent as of December 31, 2013. A downturn in the oil and gas industry could negatively impact the financial condition of one or more of our oil and gas company customers, including several of our larger customers. In an industry downturn, those customers could default on their obligations to us, delay the purchase of new services from us or decline to renew expiring leases, any of which could have an adverse effect on our business, financial condition and results of operations.
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
A significant percentage of our customer leases expire each year or are on a month-to-month basis, and many of our leases contain early termination provisions. If leases with our customers are not renewed on the same or more favorable terms or are terminated early by our customers, our business, financial condition and results of operations could be substantially harmed.
Our customers may not renew their leases following expiration. This risk is increased by the significant percentage of our customer leases that expire every year. As of December 31, 2013, leases representing 35%, 15% and 14% of the annualized rent for our portfolio will expire during 2014, 2015 and 2016, respectively, and an additional 3% of the annualized rent for our portfolio was from month-to-month leases. While historically we have retained a significant number of our customers, including those leasing from us on a month-to-month basis upon expiration our customers may elect not to renew their leases or renew their leases at lower rates, for fewer services or for shorter terms. If we are unable to successfully renew or continue our customer leases on the same or more favorable terms or subsequently re-lease available data center space when such leases expire, our business, financial condition and results of operations could be adversely affected.
In addition, many of our leases contain early termination provisions that allow our customers to reduce the term of their leases subject to payment of an early termination charge that is often a specified portion of the remaining rent payable on such leases. Leases representing approximately 12% of our annualized rent as of December 31, 2013, require payment of less than 50% of the remaining rental payments due on the applicable lease. The exercise by customers of early termination options could have an adverse effect on our business, financial condition and results of operations.

We generate a substantial portion of our revenue by servicing a limited geographic area, which makes us more susceptible to regional economic downturns.
Our portfolio of properties consists primarily of data centers geographically concentrated in the Cincinnati, Ohio metro area and cities in Texas. These markets comprised 33% and 64%, respectively, of our annualized rent as of December 31, 2013. As such, we are susceptible to local economic conditions and the supply of, and demand for, data center space in these markets. If there is a downturn in the economy, a natural disaster or an oversupply of, or decrease in demand for, data centers in these markets, our business could be adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.
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
We do not own 11 buildings that account for approximately 375,000 NRSF, or approximately 19% of our total operating NRSF. These leased buildings accounted for 26% of our total annualized rent as of December 31, 2013. Our business could be harmed if we are unable to renew the leases for these data centers on favorable terms or at all. Additionally, in several of our smaller facilities we sublease our space, and our rights under these subleases are dependent on our sublandlord retaining its rights under the prime lease. The weighted average remaining term for such leases and subleases is approximately nine years, or approximately 20 years after giving effect to our contractual renewal rights. When the primary terms of our existing leases expire, we generally have the right to extend the terms of our leases for one or more renewal periods, subject to, in the case of several of our subleases, our sublandlord renewing its term under the prime lease. For four of these leases and subleases, the renewal rent will be determined based on the fair market value of rental rates for the property, and the then prevailing rental rates may be higher than the current rental rates under the applicable lease. The rent for the remaining leases and subleases will be based on a fixed percentage increase over the base rent during the year immediately prior to expiration. Several of our data centers are leased or subleased from other data center companies, which may increase our risk of non-renewal or renewal on less than favorable terms. If renewal rates are less favorable than those we currently have, we may be required to increase revenues within existing data centers to offset such increase in lease payments. Failure to increase revenues to sufficiently offset these projected higher costs would adversely impact our operating income. Upon the end of our renewal options, we would have to renegotiate our lease terms with the applicable landlords.
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
The properties in our portfolio are subject to casualty risks, including from causes related to riots, war, terrorism or acts of God. For example, our properties located in Texas are generally subject to risks related to tropical storms, tornadoes, hurricanes and other severe weather and floods, and our properties located in the Midwest are generally subject to risks related to earthquakes, tornadoes and other severe weather. All our properties could have unknown title defects or encumbrances. While we carry commercial liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy, and title insurance on a substantial number of our properties, the amount of insurance coverage may not be sufficient to fully cover the losses we suffer.
If we experience a loss that is uninsured or that exceeds our policy coverage limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties were subject to recourse indebtedness, we could continue to be liable for the indebtedness even if these properties were irreparably damaged or subject of a loss.
In addition, even if a title defect or damage to our properties is covered by insurance, a disruption of our business caused by a title defect or casualty event may result in the loss of business or customers. The business interruption insurance we carry may not fully compensate us for the loss of business or customers due to an interruption caused by a title defect or casualty event.
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
In addition, even when power supplies are adequate, we may be subject to pricing risks and unanticipated costs associated with obtaining power from various utility companies. While we actively seek to lock-in utility rates, many factors beyond our control may increase the rate charged by the local utility. For instance, municipal utilities in areas experiencing financial distress may increase rates to compensate for financial shortfalls unrelated to either the cost of production or the demand for electricity. Utilities may be dependent on, and be sensitive to price increases for, a particular type of fuel, such as coal, oil or natural gas. In addition, the price of these fuels and the electricity generated from them could increase as a result of proposed legislative measures related to climate change or efforts to regulate carbon emissions. In any of these cases, increases in the cost of power at any of our data centers could put those locations at a competitive disadvantage relative to data centers served by utilities that can provide less expensive power. These pricing risks are particularly acute with respect to our customer leases that are structured on a full-service gross basis, where the customer pays a fixed amount for both colocation rental and power. Our business, financial condition and results of operations could be adversely affected in the event of an increase in utility rates under these leases, which, as of December 31, 2013, accounted for approximately 33% of our leased NRSF, because we may be limited in our ability to pass on such costs to these customers.
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
Furthermore, each new data center that we develop requires significant amounts of capital to be expended by third-party telecommunications carriers for the construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to our data centers is complex and involves factors outside of our control, including regulatory requirements, the availability of construction resources and the sufficiency of such third-party telecommunications carriers’ financial resources to fund the construction. Additionally, hardware or fiber failures could cause significant loss of connectivity. If establishing highly diverse network connectivity to our data centers does not occur, is materially delayed, is discontinued or is subject to failure, our ability to attract new customers or retain existing customers may be negatively affected and, as a result our results of operations and cash flow may be adversely affected.
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
Our customers may choose to develop or relocate into new data centers or expand their own existing data centers, which could result in the loss of one or more key customers or reduce demand for our newly developed data centers.
In the future, our customers may choose to develop or relocate to new data centers or expand or consolidate into their existing data centers that we do not own. In the event that any of our key customers were to do so, it could result in a loss of business to us or put pressure on our pricing. If we lose a customer, we cannot assure you that we would be able to replace that customer at a competitive rate or at all, which could adversely affect our business, financial condition and results of operations.
A decrease in the demand for data center space could adversely affect our business, financial condition and results of operations.
Our portfolio of properties consists primarily of data center space. The adverse effect on our business, financial condition and results of operations from a decreased demand for data center space would likely be greater than if we owned a portfolio with a more diversified customer base or less specialized use. Adverse developments in the outsourced data center space industry could lead to reduced corporate IT spending or reduced demand for outsourced data center space. Changes in industry practice or in technology, such as server virtualization technology, more efficient or miniaturization of computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical data center space we provide or make the customer improvements in our facilities obsolete or in need of significant upgrades to remain viable.
We may have difficulty managing our growth.
We have significantly and rapidly expanded the size of our Company. For example, we increased our footprint by 15% from approximately 1,716,000 NRSF at the end of 2012 to approximately 1,975,300 NRSF by December 31, 2013. Our growth may significantly strain our management, operational and financial resources and systems. An inability to manage our growth effectively or the increased strain on our management, our resources and systems could materially adversely affect our business, financial condition and results of operations.
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
As of December 31, 2013, we had a total combined indebtedness, including capital lease obligations, of approximately $542 million and other financing arrangements of $56 million. We also currently have the ability to borrow up to an additional $225 million under our revolving credit facility, subject to satisfying certain financial tests. There are no limits on the amount of indebtedness we may incur other than limits contained in the senior notes indenture, our revolving credit facility, future agreements that we may enter into or as may be set forth in any policy limiting the amount of indebtedness we may incur adopted by our board of directors. A substantial level of indebtedness could have adverse consequences for our business, financial condition and results of operations because it could, among other things:

•
require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, capital expenditures and other general corporate purposes, including to make distributions on our common stock as currently contemplated or as necessary to maintain our qualification as a REIT;

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
These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. In addition, our revolving credit facility requires us to maintain specified financial ratios and satisfy financial condition tests. The indenture governing our senior notes also requires our operating partnership and its subsidiaries to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis, provided that for the purposes of such calculation our revolving credit facility shall be treated as unsecured indebtedness. Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants or covenants under any other agreements governing our indebtedness could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders or holders thereof could elect to declare all outstanding debt under such agreements to be immediately due and payable. If we were unable to repay or refinance the accelerated debt, the lenders or holders, as applicable, could proceed against any assets pledged to secure that debt, including foreclosing on or requiring the sale of our data centers, and our assets may not be sufficient to repay such debt in full.
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
We have limited operating history as a REIT or an independent public company, and our inexperience may impede our ability to successfully manage our business or implement effective internal controls.
We have limited operating history as a REIT. Similarly, while we formerly operated as a subsidiary of a public company, and key members of our management team have served in leadership roles of public companies, we have limited operating history as an independent public company. We cannot assure you that our past experience will be sufficient to successfully operate our company as a REIT or an independent public company. Even though we are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and therefore may take advantage of various exemptions to public reporting requirements (see “—We are an ‘emerging growth company,’ and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors”), we are still required to implement substantial control systems and procedures in order to maintain our qualification as a REIT, satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and NASDAQ Global Select Market listing standards. As a result, our management and other personnel will need to devote a substantial amount of time to comply with these rules and regulations and establish the corporate infrastructure and controls demanded of a publicly traded REIT. These costs and time commitments could be substantially more than we currently expect. Therefore, our historical financial statements may not be indicative of our future costs and performance as a stand-alone company. If our finance and accounting organization is unable for any reason to respond adequately to the increased demands that result from being an independent public company, the quality and timeliness of our financial reporting may suffer, and we could experience significant deficiencies or material weaknesses in our disclosure controls and procedures or our internal control over financial reporting.
An inability to establish effective disclosure controls and procedures and internal control over financial reporting or to remediate deficiencies could cause us to fail to meet our reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or result in material weaknesses, material misstatements or omissions in our Exchange Act reports, any of which could cause investors to lose confidence in our Company and could adversely affect our business, financial condition and results of operations and the trading price of our common stock.
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
We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in market price, a significant adverse change in the extent to or manner in which the property is being used or in its physical condition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, or a history of operating or cash flow losses. When such impairment indicators exist, we review an estimate of the future undiscounted net cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition and compare it to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to re-evaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our business, financial condition and results of operations.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies makes our common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our common stock less attractive as a result of these exemptions, there may be a less active trading market for our common stock and our stock price may be adversely affected and more volatile.

Any failure of the National IX Platform could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

We have deployed the National IX Platform throughout several of our properties, and expect that we will further deploy it throughout our portfolio to meet customer demand. The National IX Platform allows our customers to connect to third party carriers and other customers. We may be required to incur substantial additional costs to operate and expand the National IX Platform. The National IX Platform is subject to failure resulting from numerous factors, including but not limited to:

•	human error;

•	equipment failure;

•	physical, electronic, and cyber-security breaches;

•	fire, earthquake, hurricane, flood, tornado and other natural disasters in our facilities;

•	failure to properly connect to third party carriers or other customers;

•	fiber cuts;

•	power loss;

•	terrorist acts;

•	sabotage and vandalism; and

•	failure of business partners who provide components of the National IX Platform or third party connectivity from the National IX Platform.

Problems with the National IX Platform, whether or not within our control, could result in service interruptions or significant equipment damage. We have service level commitment obligations to certain of our customers, including our significant customers.  As a result, service interruptions in the National IX Platform could result in difficulty maintaining service level commitments to these customers and in potential claims related to such failures. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.
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
Our ability to make expected distributions to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution to you and the value of our properties. These events include:

•	local oversupply, increased competition or reduction in demand for technology-related space;

•	inability to collect rent from customers;

•	vacancies or our inability to rent space on favorable terms;

•	inability to finance property development and acquisitions on favorable terms;

•	increased operating costs to the extent not paid for by our customers;

•	costs of complying with changes in governmental regulations;

•	the relative illiquidity of real estate investments, especially the specialized real estate properties that we hold and seek to acquire and develop; and

•	changing market demographics.
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
In addition, our charter authorizes us to obligate the company, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those capacities and to pay or reimburse their reasonable expenses in advance of final disposition of a proceeding to the maximum extent permitted by Maryland law, and we have entered into indemnification agreements with our directors and expect to do so with certain of our executive officers. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. Accordingly, in the event that any of our directors or officers are exculpated from, or indemnified against, liability but whose actions impede our performance, and our stockholders’ ability to recover damages from that director or officer will be limited.
Conflicts of interest exist or could arise in the future with our operating partnership or its partners.
Conflicts of interest exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with their direction of the management of our company. At the same time, we, as trustee, have duties to CyrusOne GP, which, in turn, as general partner of our operating partnership, has duties to our operating partnership and to the limited partners under Maryland law in connection with the management of our operating partnership. Under Maryland law, the general partner of a Maryland limited partnership has fiduciary duties of care and loyalty, and an obligation of good faith, to the partnership and its partners. While these duties and obligations cannot be eliminated entirely in the limited partnership agreement, Maryland law permits the parties to a limited partnership agreement to specify certain types or categories of activities that do not violate the general partner’s duty of loyalty and to modify the duty of care and obligation of good faith, so long as such modifications are not unreasonable. These duties as general partner of our operating partnership to the partnership and its partners may come into conflict with the interests of our company. Under the partnership agreement of our operating partnership, the limited partners of our operating partnership expressly agree that the general partner of our operating partnership is acting for the benefit of the operating partnership, the limited partners of our operating partnership and our stockholders, collectively. The general partner is under no obligation to give priority to the separate interests of the limited partners in deciding whether to cause our operating partnership to take or decline to take any actions. If there is a conflict between the interests of us or our stockholders, on the one hand, and the interests of the limited partners of our operating partnership, on the other, the partnership agreement of our operating partnership provides that any action or failure to act by the general partner that gives priority to the separate interests of us or our stockholders that does not result in a violation of the contractual rights of the limited partners of our operating partnership under the partnership agreement will not violate the duties that the general partner owes to our operating partnership and its partners.

Additionally, the partnership agreement of our operating partnership expressly limits our liability by providing that we and our directors, officers, agents and employees will not be liable or accountable to our operating partnership or its partners for money damages. In addition, our operating partnership is required to indemnify us, our directors, officers and employees, the general partner and its trustees, officers and employees, employees of our operating partnership and any other persons whom the general partner may designate from and against any and all claims arising from operations of our operating partnership in which any indemnitee may be involved, or is threatened to be involved, as a party or otherwise unless it is established that the act or omission of the indemnitee constituted fraud, intentional harm or gross negligence on the part of the indemnitee, the claim is brought by the indemnitee (other than to enforce the indemnitee’s rights to indemnification or advance of expenses) or the indemnitee is found to be liable to our operating partnership, and then only with respect to each such claim.
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
Risks Related to CBI
As of December 31, 2013, CBI owned 8.6% of our outstanding shares of common stock and a majority of our operating partnership units and has the right to nominate a certain number of our directors. CBI’s interests may differ from or conflict with the interests of our other stockholders.

As of December 31, 2013, CBI owned 8.6% of our outstanding shares of common stock and 65.9% of our operating partnership's outstanding operating partnership units, which, if exchanged for our common stock, would represent an additional approximately 60.3% interest in our common stock. The ownership of 8.6% of our outstanding shares of common stock and, if acquired, the ownership of additional shares of our common stock could permit CBI to have a significant impact on the result of any vote of our stockholders. In fact, if CBI were to acquire more than 50% of our outstanding shares of common stock it could elect our entire board of directors and approve any matter submitted to our stockholders. In general, CBI’s interest in our operating partnership will entitle it to share in cash distributions from, and in the profits and losses of, our operating partnership in proportion to its percentage ownership. In addition, so long as CBI owns more than 50% of our shares (including partnership units that are convertible into shares) the operating partnership agreement of our operating partnership grants CBI the right to nominate (i) if there is an even number of directors, 50% of the number of directors minus one; or (ii) if there is an odd number of directors, 50% of the number of directors minus 0.5. If, in connection with a redemption request, a significant portion of CBI’s operating partnership units are exchanged for shares of our common stock, CBI could have the ability to elect a majority of our directors.
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
Some of our directors may remain substantially involved with CBI which could create, or appear to create, conflicts of interest that could result in our not acting on opportunities on which we would otherwise act.
Some of our directors may be nominated by CBI, be officers or directors of CBI, or be otherwise involved with CBI. Our Chairman is the former President and Chief Executive Officer and Vice Chairman of the board of directors of CBI, and has been nominated by CBI to serve as our director. In addition, some of our directors and executive officers continue to own a substantial amount of CBI common stock, options and other instruments, the value of which is related to the value of common stock of CBI. The direct and indirect interests or involvement of our directors, including through ownership interests in CBI, could create, or appear to create, conflicts of interest with respect to decisions involving both us and CBI that could have different implications for CBI than they do for us. These decisions could, for example, relate to:

•	disagreement over corporate opportunities;

•	competition between CBI and us;

•	management stock ownership;

•	employee retention or recruiting;

•	our distribution policy; and

•	the services and arrangements from which we benefit as a result of our relationship with CBI.
Potential conflicts of interest could also arise if we enter into any new commercial arrangements with CBI in the future, or if CBI decides to compete with us in any of our product categories. Our directors who have interests or involvement in both CBI and us may also face conflicts of interest with regard to the allocation of their time between CBI and us.
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
Our charter and bylaws contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interests, including the following:

•
Our Charter Contains Restrictions on the Ownership and Transfer of Our Stock. In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elect to be taxed as a REIT. Subject to certain exceptions, our charter prohibits any stockholder from owning beneficially or constructively more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock, or 9.8% in value of the aggregate of the outstanding shares of all classes or series of our stock. We refer to these restrictions collectively as the “ownership limits.” The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding common stock or the outstanding shares of all classes or series of our stock by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Our charter also prohibits any person from owning shares of our stock that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares of our common stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. These ownership limits may prevent a third-party from acquiring control of us if our board of directors does not grant an exemption from the ownership limits, even if our stockholders believe the change in control is in their best interests. Although it is under no continuing obligation to do so, our board of directors has granted some limited exemptions from the ownership limits applicable to other holders of our common stock, including an exemption granted to CBI, subject to certain initial and ongoing conditions designed to protect our status as a REIT, including (with respect to CBI) the receipt of an IRS private letter ruling or an opinion of counsel from a nationally recognized law firm that the exercise of any such exemption should not cause any rent payable by CBI to jeopardize our REIT status.

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
As part of the formation transactions, we assumed existing liabilities of the data center business of CBI, including, but not limited to, liabilities in connection with our properties, some of which may be unknown or unquantifiable. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants, vendors or other persons dealing with the entities, tax liabilities and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. In connection with the formation transactions, the Contributors have made certain limited representations and warranties and indemnities to us regarding potential material adverse impacts on the properties and entities acquired by us in the formation transactions. However, the representations, warranties, and indemnity have significant limitations with respect to scope, thresholds, and time limitations. To the extent the indemnification has not already expired, it may not be sufficient to cover all liabilities assumed, and we are not entitled to indemnification from any other sources in connection with the formation transactions. In addition, because many liabilities, including tax liabilities, may not be identified within the periods in which we have indemnity from the Contributors, we may have no recourse against the Contributors for these liabilities.
Risks Related to Status as a REIT
If we do not qualify as a REIT or we fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.
We intend to continue to operate in a manner that will allow us to qualify as a REIT commencing with our taxable year ended December 31, 2013, and we will make our REIT election upon filing of our 2013 federal income tax return. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.
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
If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we would also be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Qualifying as a REIT involves highly technical and complex provisions of the Code.
Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.
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
Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, in order to meet the REIT qualification requirements, we may hold some of our assets or conduct certain of our activities through one or more Taxable REIT Subsidiaries ("TRS") or other subsidiary corporations that will be subject to federal, state, and local corporate-level income taxes as regular C corporations. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s length basis. Any of these taxes would decrease cash available for distribution to our stockholders.
Complying with REIT requirements may cause us to liquidate or forgo otherwise attractive opportunities.
To qualify as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRS. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
As described above, as of December 31, 2013, CBI owned approximately 8.6% of our common stock and a majority of our operating partnership’s operating partnership units. In certain circumstances, CBI may be able to exchange those units for shares of our common stock, and any such exchange may result in CBI owning a significant percentage of our common stock. We have granted CBI a waiver of the ownership restrictions contained in our charter, subject to certain initial and ongoing conditions designed to protect our status as a REIT, including the receipt of an IRS private letter ruling or an opinion of counsel from a nationally recognized law firm that the exercise of any such exemption should not cause any rent payable by CBI to jeopardize our REIT status. Such an opinion of counsel or a private letter ruling will be based on certain facts and assumptions, which, if incorrect, could result in certain rents we receive being treated as non-qualifying income for purposes of the REIT requirements. An opinion of counsel is not binding on the IRS or a court, so there can be no certainty that the IRS will not challenge the conclusions reflected in the opinion or that a court would not sustain such a challenge. Even if we have reasonable cause for a failure to meet the REIT income tests as a result of receiving non-qualifying rental income, we would nonetheless be required to pay a penalty tax in order to retain our REIT status.
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
We cannot predict whether future issuances of shares of our common stock or the availability of shares of our common stock for resale in the open market will decrease the market price per share of our common stock. Sales of a substantial number of shares of our common stock in the public market, either by us or by holders of operating partnership units upon exchange of such operating partnership units for our common stock, or the perception that such sales might occur, could adversely affect the market price of the shares of our common stock. CBI, as a holder of the operating partnership units issued in the formation transactions, has the right to require us to register with the SEC the resale of the common stock issuable, if we so elect, upon redemption of these operating partnership units. In addition, we registered shares of common stock that we have reserved for issuance under our 2012 Long Term Incentive Plan, and they can generally be freely sold in the public market, assuming any applicable restrictions and vesting requirements are satisfied. If any or all of these holders, including CBI, cause a large number of their shares to be sold in the public market, the sales could reduce the trading price of our common stock and could impede our ability to raise future capital.
The market price and trading volume of our common stock may be volatile.
Prior to the completion of our initial public offering, there was not any public market for our common stock. Even with an active trading market for our common stock, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, a holder may be unable to resell shares at a profit or at all. We cannot assure that the market price of our common stock will not fluctuate or decline significantly in the future.
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

ITEM 3.    LEGAL PROCEEDINGS
In the ordinary course of our business, from time to time, we are subject to claims and administrative proceedings. We do not believe any currently outstanding matters would have, individually or in the aggregate, a material effect on our business, financial condition and results of operations or liquidity and cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

Part II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

A)	Market Information
Our common stock is listed on the NASDAQ Global Select Market under the symbol “CONE.” Our shares have only been publicly traded since January 18, 2013. The following table sets forth, the high and low sales price of our common stock and the distributions we declared with respect to the periods indicated.

	Market Price
2013	High	Low	Dividend declared
First Quarter	$23.71	$20.53	$0.16
Second Quarter	24.84	18.90	0.16
Third Quarter	22.22	17.93	0.16
Fourth Quarter	22.94	17.41	0.16

B)	Holders
As of February 24, 2014, CyrusOne Inc. had 235 shareholders of record and 22,020,161 outstanding shares.

C)	Distribution Policy
We have made distributions in the form of dividends each quarter since the completion of our IPO as shown in the chart above. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. Distributions made by us will be authorized and determined by our board of directors in its sole discretion out of funds legally available therefore and will be dependent upon a number of factors, including restrictions under applicable law and other factors. If we have underestimated our cash available for distribution, we may need to increase our borrowings in order to fund our intended distributions. We expect that our distributions may exceed our net income under accounting principles generally accepted in the United States of America (“U.S. GAAP”) because of non-cash expenses included in net income. Notwithstanding the foregoing, our revolving credit facility and indenture restrict CyrusOne LP from making distributions to its stockholders and limited partners, or redeeming or otherwise repurchasing shares of its capital stock or partnership units, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable CyrusOne Inc. to maintain its qualification as a REIT and to minimize the payment of income tax.

D)	Recent Sales of Unregistered Securities
As part of the formation transactions, we issued 44,102,556 of the outstanding partnership units of our operating partnership to CBI, after giving effect to an approximately 2.8-to-1 unit reverse split immediately prior to the completion of our initial public offering. In connection with the completion of our initial public offering, on January 24, 2013, we issued 374,279 shares of our common stock to CBI in exchange for the satisfaction and discharge of intercompany indebtedness related to CBI’s incurrence of certain offering expenses on our behalf. In addition, on the same date, CBI also exchanged approximately 1.5 million partnership units for an equal number of shares of CyrusOne common stock. We have a pre-existing relationship with CBI, and the sale of our common stock and the operating partnership units was effected under an exemption from registration provided by Section 4(a)(2) of the Securities Act. In addition, we also issued approximately 1.0 millon shares of our common stock to directors and employees. Vesting of those shares is contingent upon completion of service.
On January 24, 2013, we completed our initial public offering of common stock pursuant to a Registration Statement on Form S-11, as amended (Reg. No. 333-183132) that was declared effective on January 17, 2013. Under the registration statement, we registered 18,975,000 shares of our common stock. All of the 18,975,000 shares of common stock registered under the registration statement, which included 2,475,000 shares of our common stock covered by an over-allotment option granted to the underwriters, were sold at a price to the public of $19.00 per share. Morgan Stanley & Co. LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as representatives of the underwriters. The offering commenced on January 17, 2013 and was closed on January 24, 2013. The closing of the over-allotment portion of the offering also occurred on January 24, 2013. As a result of the initial public offering, we raised a total of $360.5 million in gross proceeds, and retained approximately $337.1 million in net proceeds after deducting underwriting discounts and commissions of $23.4 million. We used the entire amount of the net proceeds from the offering to purchase approximately 19.0 million of CyrusOne LP’s operating partnership units. CyrusOne LP has used and continues to use the proceeds it received from us to fund acquisitions of real estate, development of real estate, recurring real estate expenditures and other non-real estate capital expenditures and general working capital.

E)	Stock Performance

The following graph compares the cumulative total stockholder return on CyrusOne Inc.’s common stock during the period from January 17, 2013 through December 31, 2013, with the cumulative total return on the S&P 500 Market Index and the MSCI US REIT Index (RMZ). The comparison assumes that $100 was invested on January 17, 2013 in CyrusOne, Inc.’s common stock and in each of these indices and assumes reinvestment of dividends, if any.

Pricing Date	CONE	S&P 500	MSCI US REIT
January 17, 2013	$100.0	$100.0	$100.0
March 28, 2013	121.5	106.0	104.1
June 28, 2013	111.2	108.5	101.5
September 30, 2013	102.7	113.5	97.6
December 31, 2013	121.6	124.8	95.8

F)	Issuer Purchases of Equity Securities
None.

ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth selected financial and operating data on a consolidated and combined historical basis.

Our business is comprised of the historical data center activities and holdings of CBI. CBI operated a Cincinnati-based data center business for 10 years before acquiring Cyrus Networks LLC, a data center operator in Texas. In anticipation of our initial public offering, these businesses were combined under our operating partnership, CyrusOne LP, which was created as a Maryland limited partnership on July 31, 2012. CyrusOne Inc., a Maryland corporation, was also formed on July 31, 2012, and is the parent of the wholly-owned general partner of the operating partnership. With the completion of our initial public offering on January 24, 2013, CyrusOne Inc. intends to qualify as a real estate investment trust for federal income tax purposes upon the filing of our 2013 federal income tax return. Certain activities are conducted through our taxable REIT subsidiary, CyrusOne TRS Inc., a Delaware corporation.
The financial information presented below as of December 31, 2013 and 2012, and for the period ended January 23, 2013 (January 1, 2013, to January 23, 2013), and period ended December 31, 2013 (January 24, 2013 to December 31, 2013) and each of the years ended December 31, 2012 and 2011 has been derived from our audited consolidated and combined financial statements included elsewhere in this Form 10-K. The historical financial information as of December 31, 2010, and 2009, and for the years ended December 31, 2010 and 2009, has been derived from the Predecessor’s combined financial statements not included in this Form 10-K.
You should read the following selected financial data in conjunction with our combined historical financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K.

			Predecessor
	Successor	Predecessor	Year ended December 31,
(Dollars in millions)	January 24, 2013 to December 31, 2013	January 1,2013 to January 23, 2013	2012	2011	2010 (a)	2009
Statement of Operations Data:
Revenue	$248.4	$15.1	$220.8	$181.7	$127.5	$74.1
Costs and expenses:
Property operating expenses	88.4	4.8	76.0	58.2	43.9	31.0
Sales and marketing	9.9	0.7	9.7	9.1	6.8	5.1
General and administrative	26.5	1.5	20.7	12.5	7.0	4.2
Depreciation and amortization	89.9	5.3	73.4	55.5	36.2	18.0
Restructuring costs (b)	0.7	—	—	—	1.4	—
Transaction costs (c)	1.3	0.1	5.7	2.6	9.0	—
Transaction-related compensation	—	20.0	—	—	—	—
Management fees charged by CBI (d)	—	—	2.5	2.3	3.6	1.5
Loss on sale of receivables to affiliate (e)	—	—	3.2	3.5	1.8	1.2
Asset impairments (f)	2.8	—	13.3	—	—	—
Operating (loss) income	28.9	(17.3)	16.3	38.0	17.8	13.1
Interest expense	41.2	2.5	41.8	32.9	11.5	3.1
Other income	(0.1)	—	—	—	—	—
Loss on extinguishment of debt (g)	1.3	—	—	1.4	—	—
Income tax (expense) benefit	(1.9)	(0.4)	5.1	(2.2)	(2.7)	(3.9)
(Loss) income from continuing operations	(15.4)	(20.2)	(20.4)	1.5	3.6	6.1
(Loss) gain on sale of real estate improvements (h)	(0.2)	—	0.1	—	(0.1)	—
Net (loss) income from continuing operations	(15.6)	$(20.2)	$(20.3)	$1.5	$3.5	$6.1
Noncontrolling interest in net loss	10.3
Net loss attributed to common shareholders	$(5.3)
Per share data:
Basic weighted average common shares outstanding	20.9
Diluted weighted average common shares outstanding	20.9
Basic and diluted loss per common share	$(0.28)
Dividends declared per share	$0.64
Balance Sheet Data (at year end):
Investment in real estate, net	$883.8		$706.9	$529.0	$403.7	$248.7
Total assets	1,506.8		1,210.9	954.7	862.3	279.6
Debt(i)	541.7		557.2	523.1	452.0	69.7
Other financing arrangements (j)	56.3		60.8	48.2	32.5	—
Parent’s net investment (k)	455.6		500.1	311.5	317.8	163.4
Other Financial Data:
Capital expenditures	$220.9	$7.7	$228.3	$117.5	$29.3	$20.7

(a)	In June 2010, the Predecessor completed the acquisition of Cyrus Networks. The results of operations of this business are included in the Predecessor’s results from the acquisition date.

(b)
Represents a restructuring charge recognized in 2013 as a result of moving certain administrative functions to the Company's corporate office; 2010 restructuring charges is related to the termination of legacy sales commission plan to transition to a common plan for all commissioned employees.

(c)	Represents legal, accounting and consulting fees incurred in connection with the formation transactions, our qualification as a REIT and completed and potential business combinations.

(d)
Represents management fees charged by CBI for services it provided to the Predecessor including executive management, legal, treasury, human resources, accounting, tax, internal audit and IT services. See Note 17 to our audited combined financial statements included elsewhere in this 10-K.

(e)
Represents the sale by the Predecessor of most of its trade and other accounts receivable to Cincinnati Bell Funding LLC (“CBF”), a bankruptcy-remote subsidiary of CBI, at a 2.5% discount to the receivables’ face value. Effective October 1, 2012, we terminated our participation in this program.

(f)
Represents asset impairments recognized on real estate related equipment in 2013 and on a customer relationship intangible and property and equipment primarily related to our GramTel acquisition in 2012.

(g)
Represents the termination of the financing obligations for two of our facilities by purchasing the properties from the former lessors. A loss of $1.3 million and $1.4 million were recognized in the respective years, upon the termination of these obligations.

(h)	Represents the (gain) loss that was recognized on the sale of chillers and generators in connection with upgrading of the equipment at various data center facilities.

(i)
As of December 31, 2013 and 2012, debt consists of our $525 million senior notes due 2022 and capital lease obligations. For prior periods, debt reflects related party note payable and capital lease obligations.

(j)
Other financing arrangements represent leases of real estate where we were involved in the construction of structural improvements to develop buildings into data centers. When we bear substantially all the construction period risk, such as managing or funding construction, we are deemed to be the accounting owner of the leased property. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations. For these transactions, at the lease inception date, we recognize the fair value of the leased building as an asset in investment in real estate and as a liability in other financing arrangements.

(k)	Parent’s net investment represents CBI’s net investment in CyrusOne Inc., CyrusOne GP, CyrusOne LP and its subsidiaries. Prior to November 20, 2012, these entities were not separate legal entities.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our results of operations, financial condition and liquidity in conjunction with our combined financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business and the other non-historical statements contained herein are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.” You should also review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described herein or implied by such forward-looking statements.

The consolidated and combined financial statements included in this Form 10-K reflect the historical financial position, results of operations and cash flows of CyrusOne for all periods presented. Prior to November 20, 2012, the historical financial statements have been prepared on a “carve-out” basis from CBI’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to the data center business and include allocations of income, expenses, assets and liabilities from CBI. These allocations reflect significant assumptions, and the consolidated and combined financial statements do not fully reflect what the financial position, results of operations and cash flows would have been had CyrusOne been a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of CyrusOne’s future results of operations, financial position and cash flows.

Overview
Our Company. We are an owner, operator and developer of enterprise-class, carrier-neutral data center properties. Enterprise-class, carrier-neutral data centers are purpose-built facilities with redundant power, cooling and access to a range of telecommunications carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology (“IT”) infrastructure for approximately 600 customers in 25 operating data centers in 10 distinct markets (8 cities in the U.S., London and Singapore).
We provide mission-critical data center facilities that protect and ensure the continued operation of IT infrastructure for our customers. Our goal is to be the preferred global data center provider to the Fortune 1000. As of December 31, 2013, our customers included nine of the Fortune 20 and 129 of the Fortune 1000 or private or foreign enterprises of equivalent size. These 129 Fortune 1000 customers provided 75% of our annualized rent as of December 31, 2013. Additionally, as of December 31, 2013, our top 10 customers represented 43% of our annualized rent.

We cultivate long-term strategic relationships with our customers and provide them with solutions for their data center facilities and IT infrastructure challenges. Our offerings provide flexibility, reliability and security delivered through a tailored, customer service focused platform that is designed to foster long-term relationships. We focus on attracting customers that have not historically outsourced their data center needs and providing them with solutions that address their current and future needs. Our facilities and construction design allow us to offer flexibility in density, power resiliency and the opportunity for expansion as our customer's needs grow. The National IX Platform delivers interconnection across states and between metro-enabled sites within the CyrusOne footprint and beyond. The platform enables high-performance, low-cost data transfer and accessibility for customers by uniting all of our data centers.
Our Portfolio. As of December 31, 2013, our property portfolio included 25 operating data centers in ten distinct markets (8 cities in the U.S., London and Singapore) collectively providing approximately 1,975,000 net rentable square feet ("NRSF"), of which 82% was leased, and powered by approximately 158 MW of available UPS capacity. We own 14 of the buildings in which our data center facilities are located. We lease the remaining 11 buildings, which account for approximately 375,000 NRSF, or approximately 19% of our total operating NRSF. These leased buildings accounted for 26% of our total annualized rent as of December 31, 2013. We also currently have 711,000 NRSF under development, as well as 626,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 205 acres of land that are available for future data center shell development. Along with our primary product offering, leasing of colocation space, our customers are increasingly interested in ancillary office and other space. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers.

Business Model
Revenue. As of December 31, 2013, we had approximately 600 customers, many of which have signed leases for multiple sites and multiple services, amenities and/or features. We generate recurring revenues from leasing colocation space and nonrecurring revenues from the initial installation and set-up of customer equipment. We provide customers with data center services pursuant to leases with a customary initial term of three to five years. As of December 31, 2013, the weighted average initial term of our leases was 4.7 years and the weighted average remaining years was 2.4 years based upon annualized rent. Lease expirations through 2016, excluding month-to-month leases, represent 42% of our total square footage, or 64% of our aggregate annualized rent as of December 31, 2013. At the end of the lease term, customers may sign a new lease or automatically renew pursuant to the terms of their lease. The automatic renewal period could be for varying lengths, depending on the terms of the contract, such as, for the original lease term, one year or month-to-month. As of December 31, 2013, 3% of the NRSF in our portfolio was subject to month-to-month leases.

Our management team focuses on minimizing recurring rent churn. We define recurring rent churn as any reduction in recurring rent due to customer terminations, net pricing reductions or service reductions as a percentage of the annualized rent at the beginning of the applicable period, excluding any impact from metered power reimbursements. For 2013, our recurring rent churn was 4.1%. For 2012 and 2011, our recurring rent churn was 4.6% and 3.0%, respectively.
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

General and administrative expenses consist of salaries and benefits of senior management and support functions, legal costs and consulting costs. These costs increased during 2013 as we augmented our team and back office infrastructure, including IT systems, to support the growth and expansion of our business.  Additionally, costs rose for legal, accounting, board fees and other governance required to operate as an independent public company subject to the reporting and compliance requirements of the SEC and the Sarbanes-Oxley Act.
Depreciation and amortization expense consists of depreciation on both owned and leased property, amortization of intangible assets and amortization of deferred sales commissions. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties and expand our existing data center facilities.
Key Operating Metrics
Annualized Rent. We calculate annualized rent as monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2013, multiplied by 12. Monthly contractual rent is primarily for data center space, power and connectivity; however, it includes rent for office space and other ancillary services. For the month of December 2013, customer reimbursements were $24.1 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Other companies may not define annualized rent in the same manner. Accordingly, our annualized rent may not be comparable to others. Management believes annualized rent provides a useful measure of our currently in place lease revenue.
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

Factors That May Influence Future Results of Operations
Rental Income. Our revenue growth will depend on our ability to maintain our existing revenue base and to sell new capacity that becomes available as a result of our development activities. As of December 31, 2013, we have customer leases for approximately 85% of our CSF. Our ability to grow revenue will also be affected by our ability to maintain or increase rental rates at our properties. We believe the current rates charged to our customers generally reflect appropriate market rates. This is consistent with our low recurring rent churn and relatively flat historical re-leasing spreads. As such, we do not anticipate significant rate increases or decreases in the aggregate as contracts renew. However, negative trends in one or more of these factors could adversely affect our revenue in future periods. Future economic downturns, regional downturns affecting our markets or oversupply of, or decrease in demand for, data center colocation services could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, and this could adversely affect our ability to maintain or increase revenues.
Leasing Arrangements. As of December 31, 2013, 42% of our leased NRSF was to customers on a full-service gross basis. Under a full-service gross model, the customer pays a fixed monthly rent amount, and we are responsible for all data center facility electricity, maintenance and repair costs, property taxes, insurance and other utilities associated with that customer’s space. For leases under this model, fluctuations in our customers’ monthly utilization of power and the prices our utility providers charge us impact our profitability. As of December 31, 2013, 58% of our leased NRSF was to customers with separately metered power. Under the metered power model, the customer pays us a fixed monthly rent amount, plus its actual costs of sub-metered electricity used to power its data center equipment, plus an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. We are responsible for all other costs listed in the description of the full-service gross model above. Fluctuations in a customer’s utilization of power and the supplier pricing of power do not impact our profitability under the metered power model. In future periods, we expect more of our contracts to be structured to bill power on a metered power basis.
Growth and Expansion Activities. Our ability to grow our revenue and profitability will depend on our ability to acquire and develop data center space at an appropriate cost and to lease the data center space to customers on favorable terms. During the year ended December 31, 2013, we completed development of approximately 280,000 operational NRSF, primarily in Houston, Dallas and Phoenix, bringing our total operating NRSF to approximately 1,975,000 at December 31, 2013. For the year ended December 31, 2013, our average cost of development was approximately $540 per CSF. Fluctuations may occur in our average cost of development per CSF from period to period based on power density, customer requirements (such as required resiliency level) and the type of property. Our portfolio, as of December 31, 2013, also included approximately 711,000 NRSF under development, as well as 626,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 205 acres of land that are available for future data center shell development. We expect that the eventual construction of this future development space will enable us to accommodate a portion of the future demand of our existing and future customers and increase our future revenue, profitability and cash flows.
Scheduled Lease Expirations. Our ability to maintain low recurring rent churn and renew expiring customer leases on favorable terms will impact our results of operations. Our data center uncommitted capacity as of December 31, 2013, was approximately 365,000 NRSF. Excluding month-to-month leases, leases representing 22% and 14% of our total NRSF were scheduled to expire in 2014 and 2015, respectively. These leases represented approximately 35% and 15% of our annualized rent as of December 31, 2013. Month-to-month leases represented 3% of our annualized rent as of December 31, 2013. Our recurring rent annual churn for December 31, 2013, and 2012 was 4.1% and 4.6%, respectively.

Conditions in Significant Markets. Our operating properties are located primarily in the Dallas and Houston metro areas of Texas and the Cincinnati, Ohio metro area. These markets comprised 20%, 35% and 33%, respectively, of our annualized rent as of December 31, 2013. Positive or negative conditions in these markets could impact our overall profitability.

Related Party Transactions
The following related party transactions are based on agreements and arrangements that were in place as of December 31, 2013. See Note 17 to our audited consolidated and combined financial statements for additional information on these arrangements.

	Successor	Predecessor	Predecessor	Predecessor
(Dollars in millions)	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	December 31, 2012	December 31, 2011
Revenue:
Data center colocation agreement provided to CBT and CBTS(a)	$5.6	$0.3	$5.4	$4.4
229 West 7th Street lease provided to CBT(b)	1.7	—	—	—
Goldcoast Drive/Parkway (Mason) lease(c)	0.3	—	0.3	0.3
Transition services provided to CBTS (network interfaces)(d)	0.6	0.1	0.5	—
Data center leases provided to CBTS(e)	13.1	—	14.3	14.2
Total revenue	$21.3	$0.4	$20.5	$18.9

Operating costs and expenses:
Transition services agreement by CBTS(f)	1.3	—	1.5	—
Charges for services provided by CBT (connectivity)(g)	1.0	0.1	0.7	0.7
209 West 7th Street rent provided by CBT(h)	0.1	—	0.1	0.4
Management Fees with CBI(i)	0.1	—	2.5	2.3
Allocated employee benefit plans by CBI(j)	—	0.2	3.5	1.8
Allocated centralized insurance costs by CBI(k)	—	0.1	0.4	0.4
Selling and marketing services provided by CBT & CBTS(l)	—	—	0.3	—
Interest expense on note with CBI(m)	—	—	7.0	1.1
Loss on sale of receivables(n)	—	—	3.2	3.5
Total operating costs and expenses	$2.5	$0.4	$19.2	$10.2
(a) We lease colocation space in our data centers to Cincinnati Bell Telephone Company LLC (“CBT”) and Cincinnati Bell Technology Solutions (“CBTS”) subsidiaries of CBI. In November 2012, we entered into separate data center colocation agreements with CBT and CBTS whereby we will continue to lease colocation space to each of them at certain of our data centers. The data center colocation agreement with CBT provides for CBT’s lease of data center space, power and cooling in our West Seventh Street (7th St.), Kingsview Drive (Lebanon), Knightsbridge Drive (Hamilton) and Industrial Road (Florence) data center facilities for a period of five years. Our data center colocation agreement with CBTS provides for CBTS’s lease of data center space, power and cooling in our West Seventh Street (7th St.), Kingsview Drive (Lebanon) and Industrial Road (Florence) data center facilities for a period of five years. Both agreements are renewable for an additional five year term at market rates.
(b) CBT occupies space in our 229 West Seventh Street facility that is utilized in its network operations. In November 2012, in connection with our purchase of this property, we entered into an agreement to lease this space to CBT for a period of five years, with three renewal options of five years each, plus a proportionate share of building operating costs. Commencing on January 1, 2014, and on January 1 of each year thereafter, such base rent shall increase by 1% of the previous year’s base rent. Included in the amount above is reimbursable shared expense between CyrusOne and CBT that is not currently under contract.
(c) In November 2012, we entered into agreements to lease office space to CBT at our Goldcoast Drive (Goldcoast) data center facility and to CBTS at our Parkway (Mason) data center facility. The term of these agreements are five years each. Both agreements contain three five-year renewal options at market rates.
(d) In January 2012, we entered into a transition services agreement to provide CBTS with network interface services. In November 2012, we entered into a new transition services agreement with CBTS where we will continue to provide them with network interface services. The annual fee to be paid by CBTS for these services may decline in future periods as CBTS migrates its network interfaces onto an independent architected and managed CBTS network. These services will be provided on a month-to-month basis, until such time the services in question have been fully transitioned, which we expect may be as long as 24 months.
(e)As of December 31, 2013, CBTS continues to be the named lessor for two data center leases. In 2012, we entered into an agreement with CBTS whereby we perform all obligations of CBTS under the lease agreements. CBTS confers the benefits received under such lease agreements to us and CBTS is granted sufficient usage rights in each of our data centers so that it remains as lessor under each such lease agreement. In addition, CBTS will continue to perform billing and collections on these accounts.
(f) In January 2012, we entered into a transition services agreement with CBTS where CBTS provided us with network support, services calls, monitoring and management, storage and backup and IT systems support. Under the CBTS services agreement, CBTS has agreed to provide us with certain managed storage and backup services. These services will be provided on a month-to-month basis, and charges will be based on the variable amount of gigabytes managed by CBTS each month. CBTS will charge us a rate of $0.56 per gigabyte. We expect that services under this agreement may extend for as long as 36 months.
(g) Under the CBT services agreement, CBT provides us with connectivity services for a period of five years related to several of our data center facilities. These services are related to the use of fiber and circuit assets that are currently a part of the CBI network. The annual fee for these services are subject to reduction if we terminate certain services.
(h) In November 2012, we also entered into an agreement to lease space at CBT’s 209 West Seventh Street facility for a period of five years, with three renewal options of five years each, plus our proportionate share of building operating costs. Commencing on January 1, 2014, and on January 1 of each year thereafter, such base rent shall increase by 1% of the previous year’s base rent.
(i) Prior to November 20, 2012, CBI provided various management services, including executive management, cash management, legal, treasury, human resources, accounting, tax, internal audit and risk management services. Our allocated cost for these services was based upon specific identification of costs incurred on our behalf or a reasonable estimate of costs incurred on our behalf, such as relative revenues. In November 2012, we entered into a transition services agreement with CBI pursuant to which CBI will continue to provide certain of these services, on an as needed basis to the operating partnership one year from the date of our initial public offering, provided, however, that the agreement or the provision of a particular service to be provided thereunder may be terminated for convenience by us upon 30 days’ prior written notice. The fees for these services will be based on actual hours incurred for these services at negotiated hourly rates or a negotiated set monthly fee.
(j) Prior to 2013, employees participated in pension, postretirement, health care, and stock-based compensation plans sponsored by CBI or an affiliate. Our allocated costs for employee benefits was determined by specific identification of the costs associated with our participating employees or based upon the percentage our employees represent of total participants.
(k) Prior to 2013, employees participated in centralized insurance programs managed by CBI which included coverage for general liability, workers’ compensation, automobiles and various other risks. CBI has third-party insurance policies for certain of these risks and is also self-insured within certain limits. CBI’s self-insured costs have been actuarially determined based on the historical experience of paid claims. Our allocated cost for participation in these programs was determined on the basis of revenues, headcount or insured vehicles.
(l) Prior to 2013, CyrusOne paid commission to affiliates, including CBT and CBTS, under a marketing agreement for all new leases they attained as CyrusOne's authorized marketing representatives, which was calculated as a percentage of the first month’s recurring revenue with respect to such space, which ranged from 30% to 140%, depending on the lease term.
(m) Prior to the completion of the formation transactions on November 20, 2012, the Predecessor participated in CBI’s centralized cash management program. On a periodic basis, all of our excess cash was transferred to CBI’s corporate cash accounts. Likewise, substantially all funds to finance our operations, including acquisitions and development costs, were funded by CBI. These advances and borrowings were governed by an intercompany cash management agreement. All advances and borrowings were subject to interest at the average 30-day Eurodollar rate for the calendar month plus the applicable credit spread for Eurodollar rate borrowings charged for CBI’s revolving line of credit. The average rate earned or charged was 5.0% in both 2012 and 2011. As of November 20, 2012, $80 million of these borrowings were repaid and the remaining outstanding borrowings was settled with an equity contribution to CyrusOne LP. There were no borrowings outstanding at December 31, 2012. In conjunction with the completion of the above described financing transactions, CyrusOne was released from its guarantee of CBI’s indebtedness.
(n) Prior to October 1, 2012 we participated in an accounts receivable securitization program sponsored by CBI for certain of its subsidiaries. Under this program, we continuously sold certain trade accounts receivable to Cincinnati Bell Funding LLC ("CBF") at a 2.5% discount to receivables’ face value. In turn, CBF granted, without recourse, a senior undivided interest in the pooled receivables to various purchasers, including commercial paper conduits, in exchange for cash.
In October 2012, we purchased the property located at 229 West Seventh Street, included as one of our operating facilities, which we had formerly leased from CBT. The purchase price was $18 million, which was in the form of a promissory note payable on demand by CBT. Interest on the note accrued at the rate of 10% per annum. This promissory note was repaid in connection with the closing of the formation transactions on November 20, 2012, with a portion of the net proceeds from our senior notes offering. CBT continues to own the adjacent property that was historically operated together with 229 West Seventh Street as one property. We also executed a reciprocal easement and shared services agreement and a right of first opportunity and refusal agreement with CBT with respect to such properties. Pursuant to the reciprocal easement and shared services agreement, we granted reciprocal easements to each other; CBT has easements for continued use of portions of our building and CBT provides fuel storage, fire suppression and other building services to us; and we provide chilled water, building automation systems related to heating ventilation and air conditioning and other building services to CBT. The shared services agreement is expected to continue for a period of 15 years with five renewal options of five years each. We are responsible for operating and managing the service facilities for both buildings. Each party will bear its own utility costs, as well as property taxes and insurance. Shared building operating costs will be charged to each party on the basis of the actual costs incurred, allocated based on the proportionate share of usage. Each party will also pay the other party less than $0.2 million per year to maintain shared building infrastructure systems. This agreement contains a make-whole provision that requires us to make a payment to CBT if CBT’s carrier access revenue declines below $5.0 million per annum as a result of certain actions taken by us which result in circuit disconnections or reductions at CBT. The term of this make-whole provision is approximately four years.
Pursuant to the right of first opportunity and refusal agreement, we and CBT have agreed to grant to each other rights of first opportunity and first refusal to purchase the other party’s property in the event that either party desires to sell its property to a non-affiliate third party.

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
Other Related Party Transactions
Prior to joining CyrusOne in March 2013, our internal counsel, was principal in the Law Offices of Thomas W. Bosse, PLLC, (“Bosselaw”).  In 2013, amounts paid to Bosselaw for services rendered prior to his employment were $1.6 million, which included a bonus payment under CyrusOne’s Data Center Plan as a result of the successful completion of the initial public offering.

In the ordinary course of its business, CyrusOne periodically pays brokerage commissions to real estate brokerage firms in connection with property transactions and tenant leases.  In 2013, CyrusOne paid $1.5 million to one such firm, Jones Lang LaSalle.  One of our current directors is a principal with Jones Lang LaSalle.

The spouse of one of our directors is a partner with Skadden, Arps, Slate, Meagher & Flom LLP ("Skadden"). In 2013, CyrusOne paid Skadden $0.2 million for services rendered.
Financing and Cash Management Arrangements
In 2013, we used our cash flow from operations and proceeds from our IPO to fund our investment in our business. On November 20, 2012, CyrusOne LP co-issued, with CyrusOne Finance Corp., $525 million of Senior Notes from which the net proceeds were approximately $512 million. The Senior Notes bear interest at a rate of 6.375% per annum and mature in 2022. A portion of the proceeds of the Senior Notes issuance was utilized to repay approximately $480 million of related party notes payable.
On November 20, 2012, CyrusOne LP also entered into a $225 million revolving credit facility with a syndicate of financial institutions. The obligations under the revolving credit facility are guaranteed by CyrusOne and CyrusOne GP, as well as certain of CyrusOne LP’s existing and future wholly-owned domestic subsidiaries, subject to certain exceptions. All obligations under the revolving credit facility, and the guarantees of those obligations, will be secured by substantially all of our assets, subject to certain exceptions. We intend to use this revolving credit facility, among other things, to finance the acquisition of properties, provide funds for customer improvements and capital expenditures and provide for working capital and for other corporate purposes. The revolving credit facility contains customary covenants for credit facilities of this type. In 2013 and 2012, there were no outstanding borrowings on this revolving credit facility.
On December 31, 2010, CBI restructured its data center legal entities, including intercompany borrowings. The Predecessor issued a $400 million note to CBI, which bore interest at 7.25%. On November 20, 2012, this note was repaid in full. Interest on this note was settled monthly through CBI’s centralized cash management program. Interest expense of approximately $26 million and $29 million was recognized on this note for the years ended December 31, 2012 and 2011.
Historically, CBI had arranged for a $16.9 million letter of credit to be issued to guarantee certain performance commitments of the Predecessor. This letter of credit expired without renewal as of December 26, 2012. The Predecessor reimbursed CBI for the out-of-pocket costs related to this letter of credit.

Prior to October 1, 2012, we participated in an accounts receivable securitization program sponsored by CBI for certain of its subsidiaries. Under this program, we continuously sold certain trade accounts receivable to CBF at a 2.5% discount to receivables’ face value. In turn, CBF granted, without recourse, a senior undivided interest in the pooled receivables to various purchasers, including commercial paper conduits, in exchange for cash. The loss on sale of our accounts receivable in accordance with this program was $3.2 million and $3.5 million in 2012 and 2011, respectively. Effective October 1, 2012, we terminated our participation in this accounts receivable securitization program.

Results of Operations
Comparison of Years Ended December 31, 2013 and 2012

	Successor	Predecessor	Predecessor
(Dollars in millions)	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	December 31, 2012
Revenue	$248.4	$15.1	$220.8
Costs and expenses:
Property operating expenses	88.4	4.8	76.0
Sales and marketing	9.9	0.7	9.7
General and administrative	26.5	1.5	20.7
Depreciation and amortization	89.9	5.3	73.4
Restructuring charges	0.7	—	—
Transaction costs	1.3	0.1	5.7
Transaction-related compensation	—	20.0	—
Management fees charged by CBI	—	—	2.5
Loss on sale of receivables to CBF	—	—	3.2
Asset impairments	2.8	—	13.3
Total costs and expenses	219.5	32.4	204.5
Operating income (loss)	28.9	(17.3)	16.3
Interest expense	41.2	2.5	41.8
Other income	(0.1)	—	—
Loss on extinguishment of debt	1.3	—	—
Net loss before income taxes	(13.5)	(19.8)	(25.5)
Income tax (expense) benefit	(1.9)	(0.4)	5.1
Loss from continuing operations	(15.4)	(20.2)	(20.4)
(Loss) gain on sale of real estate improvements	(0.2)	—	0.1
Loss from continuing operations	$(15.6)	$(20.2)	$(20.3)
Noncontrolling interest in net loss	10.3
Net loss attributed to common stockholders	$(5.3)
Operating margin	11.6%	(114.6)%	7.4%
Capital expenditures *:
Acquisitions of real estate	$48.0	$—	$25.4
Development of real estate	168.8	7.6	193.3
Recurring real estate	4.1	0.1	3.9
All other non-real estate	—	—	5.7
Total	$220.9	$7.7	$228.3
Metrics information:
Colocation square feet*	1,052,000	921,000	932,000
Utilization rate*	85%	81%	78%
Loss per share - basic and diluted	$(0.28)
Dividends declared per share	$0.64

*	See “Key Operating Metrics” for a definition of capital expenditures, CSF and utilization rate.

Revenue

Revenue for the year ended December 31, 2013, was $263.5 million compared to $220.8 million for the year ended December 31, 2012, an increase of 19%. For the year ended December 31, 2013, we leased over 170,000 CSF. This increase is due to increased leasing from our existing customers and growing our customer base from 526 in 2012 to 612 in 2013. This growth in customer base exemplifies our core strategy of being the preferred provider to Fortune 1000 companies, or private foreign enterprises of equivalent size, growing to 129 from 115 a year ago.

Our capacity at December 31, 2013, was approximately 1,052,000 CSF, which is an increase of 13% from December 31, 2012. The utilization rate of our data center facilities was 85%, as of December 31, 2013, up 7 percent from a year ago as a result of leasing associated with increases in customer demand. For the year ended December 31, 2013, our recurring rent churn was 4.1%. For the year ended December 31, 2012, recurring rent churn was 4.6%.
Costs and Expenses
Property operating expenses—Property operating expenses were $93.2 million for the year ended December 31, 2013, an increase of $17.2 million, or 23%, compared to $76.0 million for the year ended December 31, 2012. Electricity expense increased approximately $6.2 million as a result of expanded data center facilities and greater power utilization. In 2013, we introduced and expanded the National IX Platform, and as a result incurred approximately $3.8 million of higher circuit and bandwidth costs. Our larger portfolio of assets resulted in $2.6 million higher facility maintenance cost driven from initiating and expanding contracts to maintain more critical equipment. Additionally, property taxes and payroll costs increased approximately $6.0 million as a result of additional investment in data center facilities and supporting new customers. These were partially offset by a decrease in maintenance that is performed bi-annually.
Sales and marketing expenses—Sales and marketing expenses for the year ended December 31, 2013, were $10.6 million, an increase of $0.9 million or 9% compared to $9.7 million for the year ended December 31, 2012. The increase was directly related to higher compensation for additional sales and marketing personnel, partially offset by lower advertising costs.
General and administrative expenses—General and administrative expenses for the year ended December 31, 2013, were $28.0 million, an increase of $7.3 million, or 35%, compared to the same period in 2012. The increase in general and administrative costs are primarily a result of the $6.2 million equity compensation expense related to the equity plan established in 2013. Additionally, we incurred higher legal, consulting, and other public company costs related to the establishment of corporate reporting and accounting functions. A significant portion of the corporate reporting and related accounting functions were previously performed by CBI in 2012.

Transaction-related compensation—We recorded compensation expense of $20.0 million for the year ended December 31, 2013 related to a long-term incentive plan tied to the IPO. There were no such costs incurred in other periods and these costs represent one-time compensation charges allocated to us by CBI in the period ended January 23, 2013. On April 8, 2013, CBI reimbursed the Company for $19.6 million of these costs.
Depreciation and amortization expense— Depreciation and amortization expense for the year ended December 31, 2013, was $95.2 million, an increase of $21.8 million, or 30% compared to $73.4 million for the year ended December 31, 2012. The increase was related to assets that were placed in service in the prior year, and approximately $230 million of capital expenditures during 2013. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties and expand our existing data center facilities.
Restructuring charges— Restructuring charges for the twelve months ended December 31, 2013, were $0.7 million. There were no restructuring charges for the year ended December 31, 2012. Restructuring charges incurred for the year were a result of moving certain administrative functions to the corporate office.
Transaction costs—For the year ended December 31, 2013, we incurred $1.4 million of transaction costs to pursue property acquisition opportunities, as compared to $5.7 million for the year ended December 31, 2012. For the twelve months ended December 31, 2012, transaction costs consisted of legal and consulting costs incurred in connection with the formation transactions and the qualification of CyrusOne as a REIT.
Management fees charged by CBI—Management fees were $2.5 million for the year ended December 31, 2012. These fees were allocated for services provided by CBI, including executive management, legal, treasury, human resources, accounting, tax, internal audit and IT services. Effective November 20, 2012, the management fee charged by CBI was terminated and replaced with a transition services agreement. For the year ended December 31, 2013, operating costs and expenses related to the transition service agreement were $0.1 million.

Loss on sale of receivables to CBF—Loss on sale of receivables for the year ended December 31, 2012 was $3.2 million. Prior to October 1, 2012, substantially all of our receivables were sold to CBF at a discount of 2.5% from their face value. Effective October 1, 2012, we terminated our participation in this program; hence, there were no losses in 2013.
Asset impairments— For the years ended December 31, 2013 and 2012, we recognized asset impairments of $2.8 million and $13.3 million, respectively, related to real estate related equipment in 2013 and customer relationship intangible and long-lived assets primarily associated with our GramTel acquisition in 2012.
Operating Income
Operating income was $11.6 million for the year ended December 31, 2013, a decrease of $4.7 million or 29% compared to the year ended December 31, 2012. The increase in revenues, was more than offset by an increase in operating costs incurred to support company growth, general and administrative expenses to establish corporate functions, a one time transaction related compensation charge, higher depreciation and amortization expense, and restructuring charges. Excluding the one time transaction related compensation charge, operating income for the year ended December 31, 2013, would have been $31.6 million, an increase of $15.3 million or 94% compared to the year ended December 31, 2012.
Nonoperating Expenses
Interest expense—Interest expense for the twelve months ended December 31, 2013, was $43.7 million, an increase of $1.9 million or 5%, compared to $41.8 million for the year ended December 31, 2012. Interest expense increased primarily as a result of having our Senior Notes due in 2022 outstanding for the entire year, compared to the Senior Notes only being outstanding for a portion of the year in 2012 and interest expense incurred from related party notes payable in 2012.
Loss on extinguishment of debt—Loss on extinguishment of debt is related to the termination of the financing obligation for our Metropolis Dr. (Austin 2) facility by purchasing the property from the former lessor. A loss of $1.3 million was recognized upon the termination of this obligation for the twelve months ended December 31, 2013. No such costs were recognized for the twelve months ended December 31, 2012.
Income tax (benefit) expense— Income tax expense was $2.3 million for the year ended December 31, 2013, as compared to an income tax benefit of $5.1 million for the year ended December 31, 2012. Income tax expense increased as a result of the change in the manner of taxation from our conversion from a C-Corporation to a partnership on November 20, 2012. For the year ended December 31, 2012, the tax benefit was primarily related to the fact that we were operating as a C-Corporation for the majority of the year.
(Loss) gain on sale of real estate improvements—We incurred a loss on the sale of real estate improvements of $0.2 million for the year ended December 31, 2013. A loss was realized on the sale of chillers at our Southwest Fwy (Galleria) data center facility, as we upgraded our equipment. For the year ended December 31, 2012, a gain of $0.1 million was realized on the sale of generators at our Southwest Fwy (Galleria) data center facility.
Capital Expenditures

Capital expenditures for the year ended December 31, 2013, were $228.6 million, as compared to $228.3 million for the year ended December 31, 2012. In 2013, we purchased a 33 acre parcel of land in Houston (Houston West 3) for $18.2 million, 22 acres of land for $6.7 million in San Antonio (San Antonio 2), 22 acres of land for $7.9 million in Austin (Austin 3) and 14 acres of land for $6.9 million dollars in Northern Virginia (Northern VA). Lease buyouts were executed for our Florence, Lombard and Austin 2 data center facilities.  For the year ended December 31, 2013, we constructed 140,000 square feet of colocation space and 280,000 square feet of operational NRSF. For the year ended December 31, 2012, our major capital expenditures were related to the purchase of our Carrollton facility and construction of approximately 195,000 square feet of colocation space and 310,000 square feet of NRSF.

Results of Operations
Comparison of Years Ended December 31, 2012 and 2011

	Predecessor
(dollars in millions)	2012	2011	$ Change 2012 vs. 2011	% Change 2012 vs. 2011
Revenue	$220.8	$181.7	$39.1	22%
Costs and expenses:
Property operating expenses	76.0	58.2	17.8	31%
Sales and marketing	9.7	9.1	0.6	7%
General and administrative	20.7	12.5	8.2	66%
Depreciation and amortization	73.4	55.5	17.9	32%
Transaction costs	5.7	2.6	3.1	119%
Management fees charged by CBI	2.5	2.3	0.2	9%
Loss on sale of receivables to CBF	3.2	3.5	(0.3)	(9)%
Asset impairments	13.3	—	13.3	n/m
Total costs and expenses	204.5	143.7	60.8	42%
Operating income	16.3	38.0	(21.7)	(57)%
Interest expense	41.8	32.9	8.9	27%
Loss on extinguishment of debt	—	1.4	(1.4)	(100)%
(Loss) income before income taxes	(25.5)	3.7	(29.2)	n/m
Income tax (benefit) expense	(5.1)	2.2	(7.3)	n/m
(Loss) income from continuing operations	(20.4)	1.5	(21.9)	n/m
Gain on sale of real estate improvements	0.1	—	0.1	n/m
Net (loss) income	$(20.3)	$1.5	$(21.8)	n/m
Operating margin	7.4%	20.9%		(13.5 pts)
Capital expenditures *:
Acquisitions of real estate	$25.4	$22.4	$3.0	13%
Development of real estate	193.3	91.8	101.5	111%
Recurring real estate	3.9	1.8	2.1	117%
All other non-real estate	5.7	1.5	4.2	280%
Total	$228.3	$117.5	$110.8	94%
Metrics information:
Colocation square feet*	932,000	763,000	169,000	22%
Utilization rate*	78%	88%		(10 pts)

*	See “Key Operating Metrics” for a definition of capital expenditures, CSF and utilization rate.
Revenue
Revenue was $220.8 million in 2012, an increase of $39.1 million, or 22%, compared to 2011. This increase is primarily due to an increase in contractual monthly recurring revenue of $3 million, or 20%, when comparing December 2012 to December 2011. Monthly recurring revenue growth comes from leasing incremental space, power and related colocation services to both new and existing customers. As of December 31, 2012, we had a customer base of 526 customers as compared to 487 customers at the end of 2011. In addition to new customer growth, our existing customers contributed 65% of our growth in monthly recurring revenue through additional space, power and related colocation services.

Our capacity increased to approximately 932,000 CSF at December 31, 2012, an increase of 169,000 CSF, or 22% from December 31, 2011. Compared to 2011, we constructed over 195,000 CSF and decommissioned legacy space totaling approximately 26,000 CSF. At December 31, 2012, the utilization rate of our data center facilities was 78%, down ten percentage points from December 31, 2011, as a result of additional CSF being placed in service.
For 2012, our recurring rent churn was 4.6%, which includes the termination of one lease for legacy data center space that had been utilized for over 20 years. The legacy data center space has been decommissioned and was developed into data center space that we believe will generate higher amounts of revenue than the prior lease. Excluding this lease, the recurring rent churn for 2012 would have been 3.6%.
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
Sales and marketing expenses—Sales and marketing expenses were $9.7 million in 2012, an increase of $0.6 million, or 7%, compared to 2011. Compensation to sales and marketing personnel and other support costs decreased by $1.0 million in 2012 compared to 2011, resulting from the integration of the Cincinnati based sales function into the CyrusOne organization in 2012. Marketing costs increased by $1.5 million in 2012 as we continued to build our brand awareness through advertising, trade shows and other promotional activities.
General and administrative expenses—General and administrative expenses were $20.7 million in 2012, an increase of $8.2 million, or 66%, compared to 2011. Payroll, employee benefits and other employee-related costs increased by $7.2 million in 2012 as we continued to build and strengthen the quality of personnel in finance and senior management. Consulting and legal costs increased by $1.4 million compared to 2011. Consulting and legal costs for 2012 included a $0.5 million settlement for an employee dispute related to commissions and $0.4 million associated with a conflict of interest investigation. Severance costs associated with the termination of a member of senior management were $0.4 million in 2012, with no such costs in 2011. Partially offsetting these increases, contract services decreased by $0.5 million as we hired full-time employees in 2012 to replace contractors utilized in 2011. Other administrative costs decreased by $0.8 million resulting from the integration of the Cincinnati-based back office functions into the CyrusOne organization in 2012.
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
Management fees charged by CBI—Management fees were $2.5 million in 2012, an increase of $0.2 million, or 9%, compared to the corresponding period in 2011. These fees were allocated for services provided by CBI, including executive management, legal, treasury, human resources, accounting, tax, internal audit and IT services. Depending on the nature of the respective cost, our allocated cost for these services was based upon specific identification of costs incurred on our behalf or a reasonable estimate of costs incurred on our behalf. See Note 17 to our audited consolidated and combined financial statements included elsewhere in this Form 10-K for additional details. Effective November 20, 2012, the management fee charged by CBI was terminated and replaced with a transition services agreement.
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
Non-Operating Expenses
Interest expense—Interest expense was $41.8 million in 2012, an increase of $8.9 million, or 27%, compared to 2011. The increase in interest expense in 2012 was primarily due to growth in our related party notes payable and the issuance of $525 million of senior notes. On November 20, 2012, we issued $525 million of Senior Notes and utilized approximately $480 million of the proceeds to repay our related party notes payable to CBI and its affiliates. The remaining balance of related party notes payable were settled with an equity contribution to CyrusOne LP. Our Senior Notes bear interest at 6.375% and mature in 2022. Capitalized interest expense was $2.7 million in 2012, a $0.1 million increase over 2011 due to higher capital expenditures.
Income tax (benefit) expense—Income tax benefit was $5.1 million in 2012, compared to income tax expense of $2.2 million in the corresponding period in 2011, driven by a decrease in our income before income taxes.
Gain on sale of real estate improvements—Gain on sale of real estate improvements was $0.1 million in 2012, with no such gains in the corresponding period of 2011. A gain was realized on the sale of generators as we upgraded the equipment at our Southwest Fwy (Galleria) data center facility.
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

Financial Condition, Liquidity and Capital Resources
Liquidity and Capital Resources
We are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to our stockholders on an annual basis in order to maintain our status as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to common stockholders and operating partnership unit holders from cash flow from operating activities. All such distributions are at the discretion of our board of directors.
On November 20, 2012, CyrusOne LP issued $525 million of Senior Notes and entered into a $225 million revolving credit facility. The Senior Notes are scheduled to mature in 2022 and bear interest at a rate of 6.375% per annum. Borrowings under the revolving credit facility bear interest at a variable rate based on, at CyrusOne LP’s option, a rate equal to an applicable margin over either a base rate or a LIBOR rate. The revolving credit facility is scheduled to mature in 2017. We utilized approximately $480 million of net proceeds from our senior notes issuance to partially repay our notes due to related parties, which totaled $662.7 million at November 20, 2012. The notes payable remaining after such repayment were settled with an equity contribution to the operating partnership.
In connection with our initial public offering, we sold approximately 19.0 million shares of CyrusOne Inc., and the net proceeds of $337.1 million were used to purchase a 33.9% ownership of CyrusOne LP.

As of December 31, 2013, and December 31, 2012, we had $148.8 million and $16.5 million, respectively, of cash and cash equivalents. Prior to the closing of the formation transactions on November 20, 2012, we participated in CBI’s centralized cash management program. Prior to such date, all excess cash was transferred to CBI’s corporate cash accounts on a periodic basis. Likewise, substantially all funds to finance our operations, including acquisitions and development costs, were funded by CBI.

Short-Term Liquidity
Our short-term liquidity requirements primarily consist of operating expenses and capital expenditures composed primarily of acquisition and development costs for data center properties. For 2013, our capital expenditures were $228.6 million. In addition, we acquired three of our facilities that were previously leased for $ 28.2 million. We expect to own our facilities going forward and do not anticipate acquiring any of our remaining leased facilities. Our capital expenditures are largely discretionary and will be applied to expand our existing data center properties, acquire or construct new facilities, or both. We intend to continue to pursue additional growth opportunities and are prepared to commit additional resources to support this growth.
Long-Term Liquidity
Our long-term liquidity requirements primarily consist of distributions to stockholders and the acquisition and development of additional data center properties. We expect to meet our long-term liquidity requirements with cash flows from our operations, issuances of debt and equity securities and borrowings under our revolving credit facility.
As of December 31, 2013, our debt and other financing arrangements were $598.0 million, consisting of $525 million of Senior Notes due 2022, capital lease obligations of $16.7 million and other financing arrangements of $56.3 million. We have a revolving credit agreement of $225.0 million. As of December 31, 2013, we did not have any borrowings outstanding on this facility, leaving available borrowings of $225.0 million.

Material Terms of Our Indebtedness
Revolving Credit Facility
On November 20, 2012, our operating partnership entered into a $225 million revolving credit facility with a syndicate of financial institutions. As of December 31, 2013, the revolving credit facility had available capacity of $225 million. The revolving credit facility is scheduled to mature in 2017. All obligations under the revolving credit facility are unconditionally guaranteed by CyrusOne Inc., CyrusOne GP and each of our operating partnership’s existing and future domestic wholly-owned subsidiaries, subject to certain exceptions. All obligations under the revolving credit facility, and the guarantees of those obligations, are secured by substantially all of our assets, subject to certain exceptions.
The revolving credit facility bears interest, at our option, at a rate equal to an applicable margin over either a base rate or a LIBOR rate. The applicable margin is grid-based and depends on our Total Net Leverage ratio, as defined in the agreement. The applicable margin can range between 2.25% and 2.75% for base rate loans and 3.25% to 3.75% for LIBOR loans. Interest with respect to base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest with respect to LIBOR loans are payable on the last day of the selected borrowing period. Commitment fees for the revolving credit facility for the year ended December 31, 2013, were $1.1 million, and were insignificant for the year ended December 31, 2012.
The revolving credit facility contains affirmative and negative covenants customarily found in facilities of its type, including a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; pay dividends and distributions or repurchase capital stock; make loans, acquisitions or other investments; repay subordinated indebtedness; amend organizational documents or material agreements governing certain indebtedness; change the nature of our business; and change our fiscal year. Notwithstanding the foregoing, our revolving credit facility and indenture restrict CyrusOne LP from making distributions to its stockholders and limit partners, or redeeming or otherwise repurchasing shares of its capital stock or partnership units, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable CyrusOne Inc. to maintain its qualification as a REIT and to minimize the payment of income tax. The revolving credit facility provides that the total indebtedness of our operating partnership and its subsidiaries shall not exceed 55% of the value of the assets of the Company and its subsidiaries as of the last day of any fiscal quarter through December 31, 2014, and 50% thereafter, determined based on the value of certain properties of the operating partnership and its subsidiaries and cash and cash equivalents held by the Company and its subsidiaries. The revolving credit facility also provides that the Company and its subsidiaries maintain a minimum fixed charge coverage ratio of not less than 2.00 to 1.00 for any period of four consecutive fiscal quarters and a maximum ratio of secured net indebtedness to consolidated EBITDA of 2.50 to 1.00 as of the last day of any fiscal quarter ending on or prior to December 31, 2014, and 2.00 to 1.00 thereafter. As of December 31, 2013, the Company was in compliance with all debt covenants.

6.375% Senior Notes due 2022
On November 20, 2012, our operating partnership and CyrusOne Finance Corp. issued $525 million in aggregate principal amount of 6.375% Senior Notes due 2022. The Senior Notes will mature on November 15, 2022. The Senior Notes are unconditionally guaranteed on a senior basis by CyrusOne Inc., CyrusOne GP and each of our operating partnership’s existing and future domestic wholly-owned subsidiaries, subject to certain exceptions. The indenture governing the senior notes contains affirmative and negative covenants customarily found in indebtedness of this type, including a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur secured or unsecured indebtedness; pay dividends or distributions on its equity interests, or redeem or repurchase equity interests of CyrusOne Inc. or our operating partnership; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of our operating partnership’s subsidiaries to pay dividends or make certain transfers and other payments to our operating partnership or to our other subsidiaries; sell assets; and merge, consolidate or transfer all or substantially all of our operating partnership’s assets. Notwithstanding the foregoing, our revolving credit facility and indenture restrict CyrusOne LP from making distributions to its stockholders and limit partners, or redeeming or otherwise repurchasing shares of its capital stock or partnership units, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable CyrusOne Inc. to maintain its qualification as a REIT and to minimize the payment of income tax. Our operating partnership and its subsidiaries are also required to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis, provided that for the purposes of such calculation our revolving credit facility shall be treated as unsecured indebtedness. If and for so long as the senior notes are rated investment grade by each of Moody’s Investors Service, Inc. (“Moody’s”) and Standard and Poor’s (“S&P”), certain covenants will be suspended and the subsidiary guarantees will be released. As of the date hereof, the Senior Notes are not rated investment grade, and we are in compliance with all applicable covenants.

Cash Flows

During 2013, our primary source of cash was earnings from our operations and the proceeds from our IPO. Our primary uses of cash were capital expenditures to acquire land and construct data center facilities, buyout of capital leases and other financing arrangements and to pay dividends.
The following table summarizes our cash flows for the periods ended December 31, 2013, January 23, 2013, and the years ended December 31, 2012 and 2011:

(Dollars in millions)	Successor	Predecessor
	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash provided by operations	$77.4	$2.0	$44.5	$66.0
Cash used in investing activities	(216.7)	(5.8)	(252.6)	(105.8)
Cash provided by (used in) financing activities	275.8	(0.4)	224.0	35.5
Comparison of Years Ended December 31, 2013 and 2012
As of December 31, 2013, cash and cash equivalents were $148.8 million, up from $16.5 million as of December 31, 2012, an increase of $132.3 million, as a result of raising capital from the initial public offering in January 2013.
Net cash generated from operations was $79.4 million for the year ended December 31, 2013. This is an increase of $34.9 million compared to the year ended December 31, 2012. The increase in net cash generated from operations was a result of income from leasing incremental space, power, and related services, and changes in operating assets and liabilities compared to the year ended December 31, 2012.
Cash used in investing activities was $222.5 million for the year ended December 31, 2013, compared to $252.6 million for the year ended December 31, 2012. Capital expenditures were $228.6 million for the year ended December 31, 2013, as compared to $228.3 million for the year ended December 31, 2012. Capital expenditures during 2013 were used primarily for data center development and land purchases. The release of restricted cash was $6.3 million for the year ended December 31, 2013. Advances to affiliates were $18.3 million for twelve months ended December 31, 2012, with no such amounts for the year ended December 31, 2013.
Cash provided by financing activities was $275.4 million for the year ended December 31, 2013. In 2013, the increase of $51.4 million from December 31, 2012, was directly related to the issuance of common stock in the amount of $333.9 million (net of IPO issuance related costs of $26.6 million). For the year ended December 31, 2013, we made payments of $26.4 million related to capital lease payments, financing obligations and capital and financing obligation leases buyouts. In addition, we paid dividends of $31.0 million with no such costs incurred for the year ended December 31, 2012. For the year ended

December 31, 2012, borrowings from CBI of $119.8 million and proceeds from the issuance of debt of $525.0 million, were a source of cash with no such amounts for the year ended December 31, 2013. In addition, repayment of the related party note of $400.0 million was a use of cash, with no such repayments for the year ended December 31, 2013. We incurred $1.3 million of debt issuance costs for the year ended December 31, 2013, compared to $17.2 million for the year ended December 31, 2012.
Comparison of Years Ended December 31, 2012 and 2011
As of December 31, 2012, cash and cash equivalents were $16.5 million, up from $0.6 million as of December 31, 2011. As of December 31, 2012 we no longer participated in CBI’s centralized cash management program. Net cash generated from operations was $44.5 million in 2012, a decrease of $21.5 million compared to 2011. Changes in operating assets and liabilities used $20.8 million of cash in 2012 and provided $2.5 million of cash in 2011.
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
Cash provided by financing activities was $224.0 million in 2012 compared to $35.5 million in 2011. Borrowings from CBI were a source of cash of $119.8 million in 2012, compared to $66.6 million in 2011. Proceeds from issuance of debt in 2012 were $525.0 million of which $480 million was utilized to repay the related party note due to CBI. The remaining proceeds were used to pay debt issuance costs of $17.2 million and for general corporate purposes. Payments on capital lease obligations were $9.0 million in 2012, compared to $7.0 million in 2011. Contributions from CBI of $5.4 million were a source of cash in 2012 compared to distributions to CBI of $7.8 million resulting in a use of cash in 2011.
Contractual Obligations
The following contractual obligations table summarizes our contractual obligations as of December 31, 2013:

(dollars in millions)	Total	< 1 Year	1-3 Years	3-5 years	Thereafter
Long-term debt (1)	$525.0	$—	$—	$—	$525.0
Capital leases	16.7	2.9	5.0	2.6	6.2
Interest payments on Senior notes, capital leases and other financing arrangements (2)	350.2	39.8	79.2	79.0	152.2
Non-cancellable operating leases	7.9	4.3	2.5	—	1.1
Purchase obligations (3)	28.1	24.7	2.8	0.6	—
Financing arrangements and other liabilities (4)	17.9	0.9	2.3	3.2	11.5
Total	$945.8	$72.6	$91.8	$85.4	$696.0

(1)	Represents the principal portion of the Senior Notes.

(2)	Includes contractual interest payments on the Senior Notes, capital leases and other financing arrangements assuming no early payment of debt in future periods.

(3)
Purchase obligations primarily consist of amounts under open purchase orders for purchases of energy, contractual obligations for services such as data center construction and other purchase commitments.

(4)	Represents other financing arrangements of $17.7 million for leased data centers where we are deemed the accounting owner, and asset retirement obligations of $0.2 million.
The contractual obligations table is presented as of December 31, 2013. The amount of these obligations can be expected to change over time as new contracts are initiated and existing contracts are completed, terminated or modified.
Contingencies
We are periodically involved in litigation, claims and disputes. Liabilities are established for these claims when losses associated with these matters are judged to be probable and the loss can be reasonably estimated. Based on information currently available, consultation with counsel and established reserves, management believes the outcome of all claims will not individually, nor in the aggregate, have a material effect on our financial position, results of operations or cash flows. For the year ended December 31, 2013, we were not involved in any material lawsuits that required us to recognize an expense.

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

Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated and combined financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated and combined financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of the financial statements.
Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 4 to our audited consolidated and combined financial statements included elsewhere in this Form 10-K. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations:

•	revenue recognition;

•	goodwill impairment;

•	accounting for real estate and other definite-lived assets; and

•	accounting for income taxes.
Revenue Recognition—Colocation rentals are generally billed monthly in advance and certain contracts have escalating payments over the non-cancellable term of the contract. If rents escalate without the lessee gaining access to or control over additional leased space or power and the lessee takes possession of or controls the physical use of the property (including all contractually committed power) at the beginning of the lease term, the rental payments by the lessee are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional leased space or power, revenue is recognized in proportion to the additional space or power in the years that the lessee has control over the use of the additional space or power. The excess of revenue recognized over amounts contractually due is recognized in other assets in the accompanying consolidated and combined balance sheet. Approximately 35% of our annual recurring revenue is associated with leases that contain free rent periods or escalating terms.
Some of our leases are structured on a full-service gross basis where the customer pays a fixed amount for both colocation rental and power. Other leases provide that the customer will be billed for power based upon their actual usage, which is separately metered, as well as an estimate of electricity used to power supporting infrastructure for the data center. In both cases, this revenue is presented on a gross basis in the accompanying consolidated and combined statement of operations. Power is generally billed one month in arrears and an estimate of this revenue is accrued in the month that the associated costs are incurred. We generally are not entitled to reimbursements for real estate taxes, insurance or other operating expenses.
Revenue is recognized for services or products that are deemed separate units of accounting. When a customer makes an advance payment which is not deemed a separate unit of accounting, deferred revenue is recorded which is amortized to revenue ratably over the expected term of the lease, unless the pattern of service suggests otherwise. As of December 31, 2013 and 2012, deferred revenue was $55.9 million and $52.8 million, respectively.
Certain customer contracts require specified levels of service or performance. If we fail to meet these service levels, our customers may be eligible to receive credits on their contractual billings. These credits are recognized against revenue when an event occurs that gives rise to such credits. Customer credits were insignificant for the year ended December 31, 2013.
A provision for credit losses is recognized when the collection of contractual rent, straight-line rent or customer reimbursements are deemed to be uncollectible. The provision for uncollectible accounts was $0.4 million in 2013, $0.1 million in 2012 and less than $0.1 million in 2011 due to our participation in CBI’s receivable securitization program, which resulted in the immediate sale of our receivables to CBF.

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
Management estimates the fair value of our reporting unit utilizing a combination of valuation methods, including both income-based and market-based methods. The income-based approach utilizes a discounted cash flow model using projected cash flows derived from our five-year plan, adjusted to reflect market participants’ assumptions. Expected future cash flows are discounted at the weighted average cost of capital applying a market participant approach. The market-based approach utilizes earnings multiples from comparable publicly-traded companies. No goodwill impairments have been recognized through December 31, 2013.
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

When we are involved in the construction of structural improvements to leased property, we are deemed the accounting owner of the leased real estate. In these instances, we bear substantially all the construction period risk, such as managing or funding construction. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations. At the lease inception date, the fair value of the leased real estate, which generally consists of a building shell, is recorded as construction in progress, and a financing obligation is recorded for the same amount. As construction progresses the value of the asset and obligation increases by the fair value of the structural improvements. When construction is complete, the asset is placed in service and depreciation commences. These properties are depreciated to the lesser of (i) its estimated fair value at the end of the term or (ii) the expected amount of the unamortized obligation at the end of the term. As of December 31, 2013 and 2012, assets where we are deemed the accounting owner were $56.3 million and $60.8 million, respectively. The associated obligation is presented as other financing arrangements in the accompanying balance sheets.
When we are not deemed the accounting owner, we further evaluate leased real estate to determine if the lease should be classified as either a capital or operating lease. One of the following four characteristics must be present to classify a lease as a capital lease: (i) the lease transfers ownership of the property to the lessee by the end of the lease term, (ii) the lease contains a bargain purchase option, (iii) the lease term is equal to 75% or more of the estimated economic life of the leased property, or (iv) the net present value of the lease payments are at least 90% of the fair value of the leased property. As of December 31, 2013, and 2012, capital lease assets included in investment in real estate were $40.8 million and $61.4 million, respectively.
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
We review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events and circumstances that we consider when assessing long-lived assets associated with each of our data center facilities include vacancy rates, declines in rental or occupancy rates and other factors. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition is less than its carrying amount. Impairment exists when the Company's net book value of real estate assets is greater than the estimated fair value.
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
Accounting for Income Taxes—CyrusOne was included in CBI’s consolidated tax returns in various jurisdictions. In the accompanying consolidated and combined financial statements, we have accounted for income taxes as if we were a separate stand-alone company. The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. CBI’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. With a few exceptions, CBI is no longer subject to U.S. federal, state or local examinations for years prior to 2010.
The tax provision for periods prior to November 20, 2012, was computed as a C corporation. Net operating loss carryforwards were generated at the federal, foreign, state and local levels. Effective November 20, 2012, CBI contributed its data center properties to CyrusOne LP, the partnership formed to operate the data center business. As a partnership, the taxable income of CyrusOne LP will flow through to its partners. CyrusOne LP had no federal tax provision for the year ended December 31, 2012.
In addition, CBI contributed the Predecessor’s historical deferred tax assets and liabilities (excluding any deferred tax assets created by federal net operating losses) to CyrusOne LP at the contribution date of November 20, 2012. Thus, CyrusOne Inc. will have no federal or state net operating losses available to offset its future taxable income. CyrusOne retained the net operating losses related to its foreign operations. Historically, we have recorded a full valuation allowance on our net foreign deferred tax assets related to our foreign generated net operating losses due to the uncertainty of their realization. In 2013, management determined it was necessary to record a full valuation allowance on all of our domestic and foreign net deferred tax assets due to the uncertainty of their realization. As of December 31, 2013 and 2012, the valuation allowance was $3.6 million and $1.9 million, respectively.
Recently Issued Accounting Standards
Refer to Note 5 for our audited consolidated and combined financial statements for further information on recently issued accounting standards. We do not expect the adoption of these new accounting standards to have a material impact on our financial condition, results of operations or cash flows on a prospective basis.
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
Inflation
Our customer leases generally do not provide for annual increases in rent based on inflation. As a result, we bear the risk of increases in the costs of operating and maintaining our data center facilities. Some of our leases have annual escalators, typically ranging from 2-3%; however, these escalators are not based on inflation and as a result we bear the risk of increases in operating costs in excess of the annual escalator. Some of our leases are structured to pass-through the cost of sub-metered utilities. In the future, we expect more of our leases to pass-through utility costs.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have exposure to interest rate risk, arising from variable-rate borrowings under our revolving credit agreement and our fixed rate long-term debt. On November 20, 2012, we entered into a revolving credit agreement with a syndicate of financial institutions. Borrowings under the Credit Agreement bear interest, at our election, at a rate per annum equal to (i) LIBOR plus the applicable margin or (ii) the base rate plus the applicable margin. The applicable margin is based on our Total Net Leverage Ratio, as defined in the Credit Agreement, and ranges between 3.25% and 3.75% for LIBOR rate advances and 2.25% and 2.75% for base rate advances. As of December 31, 2013, the applicable margin was 3.25% for LIBOR rate advances and 2.25% for base rate advances. Base rate is the higher of (i) the bank prime rate, (ii) the one-month LIBOR rate plus 1.00% and (iii) the federal funds rate plus 0.5%.
There were no outstanding borrowings on this revolving credit agreement in 2013. On November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. issued $525 million of senior notes, which bear interest at a fixed rate of 6.375% per annum. As of December 31, 2013, we had no derivative instruments to hedge these interest rate risks.
The following table sets forth the carrying value and fair value face amounts, maturity date and average interest rates at December 31, 2013, for our fixed-rate debt, excluding capital leases and other financing arrangements:

(dollars in millions)	2014	2015	2016	2017	Thereafter	Total Carrying Value	Total Fair Value
Fixed-rate debt	—	—	—	—	$525.0	$525.0	$539.4
Average interest rate on fixed-rate debt	—	—	—	—	6.375%	6.375%	—
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
We entered into a contract to purchase 19 MW of electricity for use at our Houston data centers at fixed prices for the period July 1, 2013 to April 30, 2014. The Houston data center contract represents approximately 75% of the anticipated Houston electricity usage through April 30, 2014. We also entered into a contract to purchase 6 MW of electricity for use at our Northern Dallas data centers, at fixed prices for the period July 1, 2013 to April 30, 2014. The Lewisville and Carrollton contract represents approximately 60% of the anticipated electricity usage through April 30, 2014. We intend to obtain additional fixed price contracts as our electricity usage grows.
In addition, we entered into a contract to purchase 6 MW of electricity for use at Cincinnati area data centers at fixed prices for the period September 1, 2013 to August 31, 2014. This contract represents approximately 30% of the anticipated Cincinnati electricity usage through August 31, 2014.
We do not currently employ forward contracts or other financial instruments to mitigate the risk of commodity price risk other than the contracts discussed above.

ITEM 8.    CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of CyrusOne Inc.
We have audited the accompanying balance sheets of CyrusOne Inc. and subsidiaries (the “Company”) as of December 31, 2013 (Successor) and 2012 (Predecessor), and the related statements of operations, equity, and cash flows for the periods from January 24, 2013 to December 31, 2013 (Successor) and January 1, 2013 to January 23, 2013 (Predecessor) and for the years ended December 31, 2012 and 2011 (Predecessor). Our audits also included the financial statement schedules listed in the index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of CyrusOne Inc. and subsidiaries at December 31, 2013 (Successor) and 2012 (Predecessor), and the results of their operations and their cash flows for the periods from January 24, 2013 to December 31, 2013 (Successor) and January 1, 2013 to January 23, 2013 (Predecessor) and for the years ended December 31, 2012 and 2011 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 3, the financial statements of the Company as of December 31, 2012 and for the period from January 1, 2013 to January 23, 2013 and for the years ended December 31, 2012 and 2011 include allocation of certain corporate overhead costs from Cincinnati Bell Inc. (“CBI”). These costs may not be reflective of the actual level of costs which would have been incurred had the Company operated as a separate entity apart from CBI. Also, the financial statements of the Company as of December 31, 2012 and for the periods from January 1, 2013 to January 23, 2013 and for the years ended December 31, 2012 and 2011 are presented as the “Predecessor” financial statements on a combined basis and the financial statements as of December 31, 2013 and for the period from January 24, 2013 to December 31, 2013 are presented on a consolidated basis as the “Successor” financial statements.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Partners of CyrusOne LP
We have audited the accompanying balance sheets of CyrusOne LP and subsidiaries (the “Partnership”) as of December 31, 2013 (Successor) and 2012 (Predecessor), and the related statements of operations, partnership capital, and cash flows for the periods from January 24, 2013 to December 31, 2013 (Successor) and January 1, 2013 to January 23, 2013 (Predecessor) and for the years ended December 31, 2012 and 2011 (Predecessor). Our audits also included the financial statement schedules listed in the index at Item 15. These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of CyrusOne LP and subsidiaries at December 31, 2013 (Successor) and 2012 (Predecessor), and the results of their operations and their cash flows for the periods from January 24, 2013 to December 31, 2013 (Successor) and January 1, 2013 to January 23, 2013 (Predecessor) and for the years ended December 31, 2012 and 2011 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 3, the financial statements of the Partnership as of December 31, 2012 and for the period from January 1, 2013 to January 23, 2013 and for the years ended December 31, 2012 and 2011 include allocation of certain corporate overhead costs from Cincinnati Bell Inc. (“CBI”). These costs may not be reflective of the actual level of costs which would have been incurred had the Company operated as a separate entity apart from CBI. Also, the financial statements of the Partnership as of December 31, 2012 and for the periods from January 1, 2013 to January 23, 2013 and for the years ended December 31, 2012 and 2011 are presented as the “Predecessor” financial statements on a combined basis and the financial statements as of December 31, 2013 and for the period from January 24, 2013 to December 31, 2013 are presented on a consolidated basis as the “Successor” financial statements.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 28, 2014

CyrusOne Inc.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(dollars in millions)

	Successor	Predecessor
	As of December 31, 2013	As of December 31, 2012
Assets
Investment in real estate:
Land	$89.3	$44.5
Buildings and improvements	783.7	722.5
Equipment	190.2	52.4
Construction in progress	57.3	64.2
Subtotal	1,120.5	883.6
Accumulated depreciation	(236.7)	(176.7)
Net investment in real estate	883.8	706.9
Cash and cash equivalents	148.8	16.5
Rent and other receivables, net of allowance for doubtful accounts of $0.5 and $0.3 as of December 31, 2013 and December 31, 2012, respectively	41.2	33.2
Restricted cash	—	6.3
Goodwill	276.2	276.2
Intangible assets, net of accumulated amortization of $55.1 and $38.2 as of December 31, 2013, and December 31, 2012	85.9	102.6
Due from affiliates	0.6	2.2
Other assets	70.3	67.0
Total assets	$1,506.8	$1,210.9
Liabilities and equity
Accounts payable and accrued expenses	$66.8	$37.1
Deferred revenue	55.9	52.8
Due to affiliates	8.5	2.9
Capital lease obligations	16.7	32.2
Long-term debt	525.0	525.0
Other financing arrangements	56.3	60.8
Total liabilities	729.2	710.8
Commitment and contingencies
Equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 21,991,669 shares issued and outstanding at December 31, 2013 (Successor)	0.2	—
Common stock, $.01 par value, 1,000 shares authorized and 100 shares issued and outstanding at December 31, 2012 (Predecessor)	—	—
Additional paid in capital	340.7	7.1
Accumulated deficit	(18.9)	—
Partnership capital	—	493.0
Total shareholders’ equity/Parent’s net investments	322.0	500.1
Noncontrolling interest	455.6	—
Total equity	777.6	500.1
Total liabilities and equity	$1,506.8	$1,210.9
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne Inc.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Successor	Predecessor
			Years Ended December 31,
	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	2012	2011
Revenue	$248.4	$15.1	$220.8	$181.7
Costs and expenses:
Property operating expenses	88.4	4.8	76.0	58.2
Sales and marketing	9.9	0.7	9.7	9.1
General and administrative	26.5	1.5	20.7	12.5
Depreciation and amortization	89.9	5.3	73.4	55.5
Restructuring charges	0.7	—	—	—
Transaction costs	1.3	0.1	5.7	2.6
Transaction-related compensation	—	20.0	—	—
Management fees charged by CBI	—	—	2.5	2.3
Loss on sale of receivables to an affiliate	—	—	3.2	3.5
Asset impairments	2.8	—	13.3	—
Total costs and expenses	219.5	32.4	204.5	143.7
Operating income (loss)	28.9	(17.3)	16.3	38.0
Interest expense	41.2	2.5	41.8	32.9
Other income	(0.1)	—	—	—
Loss on extinguishment of debt	1.3	—	—	1.4
Net (loss) income before income taxes	(13.5)	(19.8)	(25.5)	3.7
Income tax (expense) benefit	(1.9)	(0.4)	5.1	(2.2)
(Loss) income from continuing operations	(15.4)	(20.2)	(20.4)	1.5
(Loss) gain on sale of real estate improvements	(0.2)	—	0.1	—
Net (loss) income	$(15.6)	$(20.2)	$(20.3)	$1.5
Noncontrolling interest in net loss	10.3
Net loss attributed to common shareholders	$(5.3)
Basic weighted average common shares outstanding	20.9
Diluted weighted average common shares outstanding	20.9
Loss per share - basic and diluted	$(0.28)
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne Inc.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Successor	Predecessor
		Year Ended December 31,
	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(15.6)	$(20.2)	$(20.3)	$1.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	89.9	5.3	73.4	55.5
Loss on sale of receivables and other assets	—	—	3.0	3.5
Provision for bad debt write off	0.4	—	0.1	—
Asset impairments	2.8	—	13.3	—
Loss on extinguishment of debt	1.3	—	—	1.4
Noncash interest expense	4.0	0.1	0.3	—
Deferred income tax expense (benefit), including valuation allowance change	0.6	0.3	(4.5)	1.6
Stock-based compensation expense	6.0	0.2	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables and other assets	(15.7)	(9.6)	(24.0)	(3.3)
(Decrease) Increase in accounts payable and accrued expenses	(14.6)	20.5	(0.6)	3.5
(Decrease) Increase in deferred revenues	(0.1)	3.2	3.8	2.3
Increase in payables to related parties	18.4	1.5	—	—
Other	—	0.7	—	—
Net cash provided by operating activities	77.4	2.0	44.5	66.0
Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	(48.0)	—	(25.4)	(22.4)
Capital expenditures – other	(172.9)	(7.7)	(202.9)	(95.1)
Proceeds from the sale of assets	—	—	0.2	—
Increase in restricted cash	—	—	(11.1)	—
Release of restricted cash	4.4	1.9	4.8	—
Advances (to) from affiliates	—	—	(18.3)	11.6
Other	(0.2)	—	0.1	0.1
Net cash used in investing activities	(216.7)	(5.8)	(252.6)	(105.8)
Cash flows from financing activities:
Issuance of common stock	360.5	—	—	—
IPO costs	(26.6)	—	—	—
Dividends paid	(31.0)	—	—	—
Borrowings from affiliates, net	—	—	119.8	66.6
Repayment of related party note	—	—	(400.0)	—
Proceeds from issuance of debt	—	—	525.0	—
Payments on capital lease obligations	(5.3)	(0.6)	(9.0)	(7.0)
Payments on financing obligations	(0.7)	—	—	(16.2)
Payment to buyout capital leases	(9.6)	—	—	—

Payment to buyout other financing arrangements	(10.2)	—	—	—
Debt issuance costs	(1.3)	—	(17.2)	—
Contributions from/(distributions to) parent, net	—	0.2	5.4	(7.8)
Other	—	—	—	(0.1)
Net cash provided by (used in) by financing activities	275.8	(0.4)	224.0	35.5
Net increase (decrease) in cash and cash equivalents	136.5	(4.2)	15.9	(4.3)
Cash and cash equivalents at beginning of period	12.3	16.5	0.6	4.9
Cash and cash equivalents at end of period	$148.8	$12.3	$16.5	$0.6
Supplemental disclosures
Cash paid for interest, net of amount capitalized	$40.7	$0.3	$42.4	$33.0
Capitalized interest	1.6	—	2.7	2.6
Noncash investing and financing transactions:
Acquisition of property in accounts payable and other liabilities	35.8	15.7	7.7	7.6
Acquisition of property by assuming capital lease obligations and other financing arrangements	—	—	11.6	43.7
Assets transferred by parent	—	—	2.0	—
Divisional control contribution funded by settlement of intercompany balances due to Parent	—	—	203.5	—
Contribution receivable from Parent related to transaction-related compensation	—	19.6	—	—
Dividend payable	10.4	—	—	—
Deferred IPO costs	—	1.7	—	—
Deferred IPO costs reclassified to additional paid in capital	9.5	—	—	—
Reclass of equipment to held for sale	0.3	—	—	—
Noncash additions to fixed assets through other financing arrangements	4.0	—	—	—
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne Inc.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(in millions)

	Common Stock Issued
	Shares	Amount	Accumulated Deficit	Paid-In Capital	Partnership Capital	Divisional Control	Total Shareholder’s Equity/ Parent’s Net Investment	Non Controlling Interest	Total Equity
Balance as of January 1, 2011	—	$—	$—	$—	$—	$317.8	$317.8	$—	$—
Net income	—	—	—	—	—	1.5	1.5	—	—
Distribution to parent	—	—	—	—	—	(7.8)	(7.8)	—	—
Balance as of December 31, 2011	—	$—	$—	$—	$—	$311.5	$311.5	$—	$—
Divisional Control Transfer	—	—	—	—	311.5	(311.5)	—	—	—
Net loss	—	—	—	—	(20.3)	—	(20.3)	—	—
Issuance of common stock (100 shares at $ .01 par value)	—	—	—	—	—	—	—	—	—
Issuance of partnership units	—	—	—	—	—	—	—	—	—
Contributions from Parent related to settlement of intercompany balances	—	—	—	7.1	196.4	—	203.5	—	—
Other contributions from Parent, net	—	—	—	—	5.4	—	5.4	—	—
Balance as of December 31, 2012	—	$—	$—	$7.1	$493.0	$—	$500.1	$—	$500.1
Net loss – January 1, 2013 to January 23, 2013	—	—	—	—	(20.2)	—	(20.2)	—	(20.2)
Other contributions from Parent	—	—	—	—	1.3	—	1.3	—	1.3
Contributions from Parent–transaction compensation expense reimbursement	—	—	—	—	19.6	—	19.6	—	19.6
Noncontrolling interest effective January 24, 2013	—	—	—	(7.1)	(493.7)	—	(500.8)	500.8	—
Common stock issued	19.0	0.2	—	336.9	—	—	337.1	—	337.1
Common stock issued to CBI in exchange for operating partnership units	1.5	—	—	—	—	—	—	—	—
Common stock issued to CBI in exchange for settlement of IPO costs paid by CBI	0.4	—	—	7.1	—	—	7.1	(7.1)	—
IPO costs	—	—	—	(9.5)	—	—	(9.5)	—	(9.5)
Restricted shares issued	1.1	—	—	—	—	—	—	—	—
Net loss – January 24, 2013 to December 31, 2013	—	—	(15.6)	—	—	—	(15.6)	—	(15.6)
Noncontrolling interest allocated net loss	—	—	10.3	—	—	—	10.3	(10.3)	—
Stock based compensation	—	—	—	6.2	—	—	6.2	—	6.2
Dividends declared, $0.64 per share	—	—	(13.6)	—	—	—	(13.6)	(27.8)	(41.4)
Balance as of December 31, 2013	22.0	$0.2	$(18.9)	$340.7	$—	$—	$322.0	$455.6	$777.6
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne LP
CONSOLIDATED AND COMBINED BALANCE SHEETS
(dollars in millions)

	Successor	Predecessor
	As of December 31, 2013	As of December 31, 2012
Assets
Investment in real estate:
Land	$89.3	$44.5
Buildings and improvements	783.7	722.5
Equipment	190.2	52.4
Construction in progress	57.3	64.2
Subtotal	1,120.5	883.6
Accumulated depreciation	(236.7)	(176.7)
Net investment in real estate	883.8	706.9
Cash and cash equivalents	148.8	16.5
Rent and other receivables, net of allowance for doubtful accounts of $0.5 and $0.3 as of December 31, 2013, and December 31, 2012, respectively	41.2	33.2
Restricted cash	—	6.3
Goodwill	276.2	276.2
Intangible assets, net of accumulated amortization of $55.1 and $38.2 as of December 31, 2013, and December 31, 2012	85.9	102.6
Due from affiliates	0.6	2.2
Other assets	70.3	59.1
Total assets	$1,506.8	$1,203.0
Liabilities and parent’s net investment
Accounts payable and accrued expenses	$66.8	$36.3
Deferred revenue	55.9	52.8
Due to affiliates	8.5	2.9
Capital lease obligations	16.7	32.2
Long-term debt	525.0	525.0
Other financing arrangements	56.3	60.8
Total liabilities	729.2	710.0
Commitment and contingencies
Parent’s net investment:
Partnership capital	777.6	493.0
Total liabilities and partnership capital	$1,506.8	$1,203.0
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne LP
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(dollars in millions)

	Successor	Predecessor
			Years Ended December 31,
	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	2012	2011
Revenue	$248.4	$15.1	$220.8	$181.7
Costs and expenses:
Property operating expenses	88.4	4.8	76.0	58.2
Sales and marketing	9.9	0.7	9.7	9.1
General and administrative	26.5	1.5	20.7	12.5
Depreciation and amortization	89.9	5.3	73.4	55.5
Restructuring charges	0.7	—	—	—
Transaction costs	1.3	0.1	5.7	2.6
Transaction-related compensation	—	20.0	—	—
Management fees charged by CBI	—	—	2.5	2.3
Loss on sale of receivables to an affiliate	—	—	3.2	3.5
Asset impairments	2.8	—	13.3	—
Total costs and expenses	219.5	32.4	204.5	143.7
Operating income (loss)	28.9	(17.3)	16.3	38.0
Interest expense	41.2	2.5	41.8	32.9
Other income	(0.1)	—	—	—
Loss on extinguishment of debt	1.3	—	—	1.4
Net (loss) income before income taxes	(13.5)	(19.8)	(25.5)	3.7
Income tax (expense) benefit	(1.9)	(0.4)	5.1	(2.2)
(Loss) income from continuing operations	(15.4)	(20.2)	(20.4)	1.5
(Loss) gain on sale of real estate improvements	(0.2)	—	0.1	—
Net (loss) income	$(15.6)	$(20.2)	$(20.3)	$1.5

The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne LP
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Successor	Predecessor
		Year Ended December 31,
	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(15.6)	$(20.2)	$(20.3)	$1.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	89.9	5.3	73.4	55.5
Loss on sale of receivables and other assets	—	—	3.0	3.5
Provision for bad debt write off	0.4	—	0.1	—
Asset impairments	2.8		13.3	—
Loss on extinguishment of debt	1.3	—	—	1.4
Noncash interest expense	4.0	0.1	0.3	—
Deferred income tax expense (benefit), including valuation allowance change	0.6	0.3	(4.5)	1.6
Stock-based compensation expense	6.0	0.2	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables and other assets	(15.7)	(9.6)	(16.1)	(3.3)
(Decrease) increase in accounts payable and accrued expenses	(14.6)	20.5	(1.4)	3.5
(Decrease) increase in deferred revenues	(0.1)	3.2	3.8	2.3
Increase (decrease) in payables to related parties	18.4	1.5	—	—
Other	—	0.7	—	—
Net cash provided by operating activities	77.4	2.0	51.6	66.0
Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	(48.0)	—	(25.4)	(22.4)
Capital expenditures – other	(172.9)	(7.7)	(202.9)	(95.1)
Proceeds from the sale of assets	—	—	0.2	—
Increase in restricted cash	—	—	(11.1)	—
Release of restricted cash	4.4	1.9	4.8	—
Advances (to) from affiliates	—	—	(18.3)	11.6
Other	(0.2)	—	0.1	0.1
Net cash used in investing activities	(216.7)	(5.8)	(252.6)	(105.8)
Cash flows from financing activities:
Issuance of partnership units	333.9	—	—	—
Distributions paid	(31.0)	—	—	—
Borrowings from affiliates, net	—	—	119.8	66.6
Repayment of related party note	—	—	(400.0)	—
Proceeds from issuance of debt	—	—	525.0	—
Payments on capital lease obligations	(5.3)	(0.6)	(9.0)	(7.0)
Payments on financing obligations	(0.7)	—	—	(16.2)
Payments to buyout capital leases	(9.6)	—	—	—

Payment to buyout other financing arrangements	(10.2)	—	—	—
Debt issuance costs	(1.3)	—	(17.2)	—
Contributions to/(distributions from) parent, net	—	0.2	(1.7)	(7.8)
Other	—	—	—	(0.1)
Net cash provided by (used in) by financing activities	275.8	(0.4)	216.9	35.5
Net increase (decrease) in cash and cash equivalents	136.5	(4.2)	15.9	(4.3)
Cash and cash equivalents at beginning of period	12.3	16.5	0.6	4.9
Cash and cash equivalents at end of period	$148.8	$12.3	$16.5	$0.6
Supplemental disclosures
Cash paid for interest, net of amount capitalized	$40.7	$0.3	$42.4	$33.0
Cash paid for interest	1.6	—	2.7	2.6
Noncash investing and financing transactions:
Acquisition of property in accounts payable and other liabilities	35.8	15.7	7.7	7.6
Acquisitions of property by assuming capital lease obligations and other financing arrangements	—	—	11.6	43.7
Contribution receivable from Parent related to transaction-related compensation	—	19.6	—	—
Distribution payable	10.4	—	—	—
Other contributions from Parent	1.3	1.7	—	—
Non-cash distribution to CyrusOne Inc.	2.4	—	—	—
Assets transferred to Parent	—	—	2.0	—
Divisional control contribution funded by settlement of intercompany balances due to Parent	—	—	196.4	—
Reclass of equipment to held for sale	0.3	—	—	—
Noncash additions to fixed assets through other financing arrangements	4.0	—	—	—
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne LP
CONSOLIDATED AND COMBINED STATEMENTS OF PARTNERSHIP CAPITAL
(in millions)

	Partnership Units	Partnership Capital	Divisional Control
Balance January 1, 2011	$—	$—	$317.8
Net Income	—	—	1.5
Distribution to CBI	—	—	(7.8)
Balance December 31, 2011	$—	$—	$311.5
Divisional Control Transfer from CBI	—	311.5	(311.5)
Net Loss	—	(20.3)	—
Issuance of Partnership units	123.6	—	—
Contributions from CBI related to settlement of intercompany balances	—	196.4	—
Other contributions from Parent, net	—	5.4	—
Balance December 31, 2012	$123.6	$493.0	$—
Net loss—January 1, 2013, to January 23, 2013	—	(20.2)	—
Contributions from Parent—transaction-compensation expense reimbursement	—	19.6	—
Other contributions from Parent	—	1.3	—
Distribution to CyrusOne Inc.	—	(2.4)	—
Partnership reverse unit split 2.8 to 1	(79.5)	—	—
Partnership units exchanged by CBI for common stock in CyrusOne Inc.	(1.5)	—	—
Partnership units issued to CyrusOne Inc.	22.0	337.1	—
Compensation expense of CyrusOne Inc. allocated to Partnership	—	6.2	—
Net loss—January 24, 2013, to December 31, 2013	—	(15.6)	—
Partnership distributions declared	—	(41.4)	—
Balance at December 31, 2013	$64.6	$777.6	$—

The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

CyrusOne’s operations are primarily conducted through the Operating Partnership. CyrusOne will elect to qualify as a REIT under the Internal Revenue Code of 1986 (“the Code”), as amended, for the taxable year ended December 31, 2013.

2. Formation
Prior to November 20, 2012, CyrusOne was not an operative legal entity or a combination of legal entities. The accompanying combined financial statements of CyrusOne for such periods represent the data center assets and operations owned by Cincinnati Bell, Inc. (“CBI”) and, unless the context otherwise requires, its consolidated subsidiaries which historically have been maintained in various legal entities, some of which had significant unrelated business activities. The accompanying financial statements for such periods have been “carved out” of CBI’s consolidated financial statements and reflect significant assumptions and allocations. The combined financial statements do not fully reflect what the financial position, results of operations and cash flows would have been had these operations been a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of CyrusOne’s future results of operations, financial position and cash flows.

On November 20, 2012, the Operating Partnership received a contribution of interests in real estate properties and the assumption of debt and other specified liabilities from CBI in exchange for the issuance of 123,688,687 operating partnership units to CBI.

On January 24, 2013, CyrusOne Inc. completed its initial public offering (“IPO”) of common stock, issuing approximately 19.0 million shares for $337.1 million, net of underwriters' discounts. At that time the Operating Partnership executed a 2.8 to 1.0 reverse unit split, resulting in CBI owning 44.1 million Operating Partnership units. In addition, CBI exchanged approximately 1.5 million of its Operating Partnership units for 1.5 million shares of CyrusOne Inc. common stock, and CBI was issued 0.4 million shares of CyrusOne Inc. common stock in repayment for transaction costs paid by CBI. CyrusOne Inc. also issued approximately 1.1 million shares of restricted stock to its directors and employees. In addition, on January 24, 2013, CyrusOne Inc., together with CyrusOne GP, purchased approximately 21.9 million or 33.9% of the Operating Partnership’s units for $337.1 million and,through CyrusOne GP, assumed the controlling interest in the Operating Partnership. CBI retained a noncontrolling interest in the Operating Partnership of 66.1%.

As of December 31, 2013, the total number of outstanding partnership units was 64.6 million, and CBI holds a 65.9% ownership in the Operating Partnership.

3. Basis of Presentation
The accompanying financial statements as of December 31, 2012 and for the period ended January 23, 2013 and the years ended December 31, 2012 and 2011, were prepared on a combined basis using CBI’s historical basis in the assets and liabilities of its data center business and are presented as the “Predecessor” financial statements. The Predecessor financial statements include all revenues, costs, assets and liabilities directly attributable to the data center business. In addition, certain expenses reflected in the Predecessor financial statements include allocations of corporate expenses from CBI, which in the opinion of management are reasonable but do not necessarily reflect what CyrusOne’s financial position, results of operations and cash flows would have been had been had CyrusOne been a stand-alone company during these respective periods. As a result, the Predecessor financial information is not necessarily indicative of CyrusOne’s future results of operations, financial position and cash flows. The financial statements as of December 31, 2013 and for the period from January 24, 2013 to December 31, 2013 are prepared on a consolidated basis and are presented as the “Successor” financial statements.

In addition, the accompanying consolidated and combined balance sheets reflect a reclassification of certain financial statement accounts. We have combined 'other liabilities' with 'accounts payable and accrued expenses' as of December 31, 2012 and 2011 to conform to the 2013 presentation. We believe combining them more accurately reflects the nature of these accounts.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

4. Significant Accounting Policies
Use of Estimates—Preparation of the consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. These estimates and assumptions are based on management’s knowledge of current events and actions that we may undertake in the future. Estimates are used in determining the fair value of leased real estate, the useful lives of real estate and other long-lived assets, future cash flows associated with goodwill and other long-lived asset impairment testing, deferred tax assets and liabilities and loss contingencies. Estimates were also utilized in the determination of historical allocations of shared employees’ payroll, benefits and incentives and management fees. Actual results may differ from these estimates and assumptions.
Investments in Real Estate—Investments in real estate consist of land, buildings, improvements and integral equipment utilized in our data center operations. Real estate acquired from third parties has been recorded at its acquisition cost. Real estate acquired from CBI and its affiliates has been recorded at its historical cost basis. Additions and improvements, which extend an asset’s useful life or increase its functionality, are capitalized and depreciated over the asset’s remaining life. Maintenance and repairs are expensed as incurred.

When we are involved in the construction of structural improvements to leased property, we are deemed the accounting owner of the leased real estate. In these instances, we bear substantially all the construction period risk, including managing or funding construction. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations. At inception, the fair value of the real estate, which generally consists of a building shell, and our associated obligation is recorded as construction in progress. As construction progresses, the value of the asset and obligation increases by the fair value of the structural improvements. When construction is complete, the asset is placed in service and depreciation commences. Leased real estate is depreciated to the lesser of (i) its estimated fair value at the end of the term or (ii) the expected amount of the unamortized obligation at the end of the term. As of December 31, 2013, and 2012, leased assets, where we are deemed the accounting owner, were $56.3 million and $60.8 million, respectively. The associated obligation is presented as other financing arrangements in the accompanying consolidated and combined balance sheets.
When we are not deemed the accounting owner, we further evaluate leased real estate to determine whether the lease should be classified as a capital or operating lease. One of the following four characteristics must be present to classify a lease as a capital lease: (i) the lease transfers ownership of the property to the lessee by the end of the lease term, (ii) the lease contains a bargain purchase option, (iii) the lease term is equal to 75% or more of the estimated economic life of the leased property or (iv) the net present value of the lease payments are at least 90% of the fair value of the leased property. As of December 31, 2013, and 2012, capital lease assets included in investment in real estate were $40.8 million and $61.4 million, respectively.
Construction in progress includes direct and indirect expenditures for the construction and expansion of our data centers and is stated at its acquisition cost. Independent contractors perform substantially all of the construction and expansion efforts of our data centers. Construction in progress includes costs incurred under construction contracts including project management services, engineering and schematic design services, design development, construction services and other construction-related fees and services. Interest, property taxes and certain labor costs are also capitalized during the construction of an asset. Capitalized interest in 2013, 2012, and 2011 was $1.6 million, $2.7 million, and $2.6 million, respectively. These costs are depreciated over the estimated useful life of the related assets.
Depreciation is calculated using the straight-line method over the estimated useful life of the asset. Useful lives range from 9 to 48 years for buildings, 3 to 25 years for building improvements, and 3 to 5 years for equipment. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term, including renewal options which are reasonably assured.
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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Impairment exists when the Company's net book value of real estate assets is greater than the estimated fair value. For the years ended December 31, 2013 and 2012, we recognized impairments of $2.8 million and $11.8 million, respectively. No such impairments were recognized in 2011.
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
The fair value of our reporting unit was determined using a combination of market-based valuation multiples for comparable businesses and discounted cash flow analysis based on internal financial forecasts incorporating market participant assumptions. No impairments have been recognized through December 31, 2013.
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
For the year ended December 31, 2012, we recognized an impairment of $1.5 million related to the impairment of customer relationships. No such impairment was recognized in 2013 or 2011.
Receivables—Receivables consist principally of trade receivables from customers, are generally unsecured and are due within 30 to 120 days. Unbilled receivables arise from services rendered but not yet billed. Expected credit losses associated with trade receivables are recorded as an allowance for uncollectible accounts. The allowance for uncollectible accounts is estimated based upon historic patterns of credit losses for aged receivables as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for uncollectible accounts is reduced. The Company has receivables with one customer that exceeds 10% of the Company’s outstanding accounts receivable balance at December 31, 2013. There were two customers that exceeded 10% of the Company’s outstanding accounts receivables balance at December 31, 2012.

Prior to October 1, 2012, we sold most of our trade and other accounts receivable without recourse to Cincinnati Bell Funding LLC (“CBF”), a bankruptcy-remote subsidiary of CBI, at a 2.5% discount to the receivables’ face value. Cincinnati Bell Technology Solutions ("CBTS"), a wholly-owned subsidiary of CBI, and Cyrus Networks LLC (“Cyrus Networks”) began selling their receivables to CBF in March 2009 and June 2011, respectively. The transfer of these assets qualified as a sale pursuant to Accounting Standards Codification (“ASC”) 860-10, Transfers of Financial Assets, as these receivables had been isolated from the Predecessor and its creditors. The Predecessor continued to service these receivables and received a fee for this service. Effective October 1, 2012, we terminated our participation in this program.
As of December 31, 2013, receivables were $41.7 million, and the allowance for uncollectible accounts was $0.5 million. The December 31, 2012 receivables were $33.5 million, and the allowance for uncollectible accounts was $0.3 million.
Deferred Costs—Deferred costs include both deferred leasing costs and deferred financing costs. Deferred costs are presented with other assets in the accompanying consolidated and combined balance sheets. Leasing commissions incurred at the commencement of a new lease are capitalized and amortized over the term of the customer lease. Amortization of deferred leasing costs is presented with depreciation and amortization in the accompanying consolidated and combined statements of operations. If a lease terminates prior to the expected term of the lease, the remaining unamortized cost is written off to amortization expense.
Deferred financing costs include costs incurred in connection with issuance of debt and the revolving credit agreement. These financing costs are capitalized and amortized over the term of the debt or revolving credit agreement and are included as a component of interest expense.
Other Financing Arrangements—Other financing arrangements represent leases of real estate where we are involved in the construction of structural improvements to develop buildings into data centers. When we bear substantially all the construction period risk, such as managing or funding construction, we are deemed to be the accounting owner of the leased property and, at the lease inception date, we are required to record at fair value the property and associated liability on our

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

consolidated and combined balance sheet. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations.
Revenue Recognition—Colocation rentals are generally billed monthly in advance, and some contracts have escalating payments over the term of the contract. If rents escalate without the lessee gaining access to or control over additional leased space or power, and the lessee takes possession of, or controls the physical use of the property (including all contractually committed power) at the beginning of the lease term, the rental payments by the lessee are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional leased space or power, revenue is recognized in proportion to the additional space or power in the years that the lessee has control over the use of the additional space or power. The excess of revenue recognized over amounts contractually due is recognized in other assets in the accompanying consolidated and combined balance sheets. As of December 31, 2013 and 2012, straight-line rents receivable was $25.5 million and $14.5 million, respectively.
Some of our leases are structured on a full-service gross basis in which the customer pays a fixed amount for both colocation rental and power. Other leases provide that the customer will be billed for power based upon actual usage which is separately metered. In both cases, this revenue is presented on a gross basis in the accompanying consolidated and combined statements of operations. Power is generally billed one month in arrears, and an estimate of this revenue is accrued in the month that the associated costs are incurred. We generally are not entitled to reimbursements for real estate taxes, insurance or other operating expenses.
Revenue is recognized for services or products that are deemed separate units of accounting. When a customer makes an advance payment, which is not deemed a separate unit of accounting, deferred revenue is recorded. This revenue is recognized ratably over the expected term of the lease, unless the pattern of service suggests otherwise. As of December 31, 2013 and 2012, deferred revenue was $55.9 million and $52.8 million, respectively.
Certain customer contracts require specified levels of service or performance. If we fail to meet these service levels, our customers may be eligible to receive credits on their contractual billings. These credits are recognized against revenue when an event occurs that gives rise to such credits. Customer credits were insignificant for the year ended December 31, 2013.
Property Operating Expenses—Property operating expenses generally consist of electricity, salaries and benefits of data center operations personnel, real estate taxes, security, rent, insurance and other site operating and maintenance costs.

General and Administrative Expenses —General and administrative expenses consist of salaries and benefits of senior management and support functions, legal costs and consulting costs.
Sales and Marketing Expense—Sales and marketing expense is comprised of compensation and benefits associated with sales and marketing personnel as well as advertising and marketing costs. Costs related to advertising are expensed as incurred and amounted to $2.1 million for the period ended December 31, 2013, $0.1 million, for the period ended January 23, 2013, and $2.9 million and $1.4 million for the year ended December 31, 2012 and 2011, respectively.
Depreciation and Amortization Expense—Depreciation expense is recognized over the estimated useful lives of real estate applying the straight-line method. The useful life of leased real estate and leasehold improvements is the lesser of the economic useful life of the asset or the term of the lease, including optional renewal periods if renewal of the lease is reasonably assured. The residual value of leased real estate is estimated as the lesser of (i) the expected fair value of the asset at the end of the lease term or (ii) the expected amount of the unamortized liability at the end of the lease term. Depreciation expense was $70.3 million for the period ended December 31, 2013, $4.1 million for the period ended January 23, 2013, and $54.5 million and $39.1 million for the year ended December 31, 2012 and 2011, respectively.
Amortization expense is recognized over the estimated useful lives of finite-lived intangibles. An accelerated method of amortization is utilized to amortize our customer relationship intangible, consistent with the benefit expected to be derived from this asset. We amortize trademarks, favorable leasehold interests, deferred leasing costs and deferred sales commissions, over their estimated useful lives. The estimated useful life of trademarks and customer relationships is eight to 15 years. The favorable leasehold interest is being amortized over the remaining lease term of 56 years. Deferred leasing costs are amortized over three to five years. Amortization expense was $19.6 million for the period ended December 31, 2013, $1.2 million for the period ended January 23, 2013, and $18.9 million and $16.4 million for the year ended December 31, 2012 and 2011, respectively.
Transaction Costs—Transaction costs represent legal, accounting and professional fees incurred in connection with the formation transactions, our qualification as a REIT and potential business combinations. Transaction costs are expensed as incurred.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Restructuring Charges—Restructuring charges are a result of programs planned and controlled by management that materially changes either the scope of business undertaken or the manner in which that business is conducted. The 2013 restructuring charges were incurred as a result of moving certain administrative functions to the Company's corporate office. There were no such charges in 2012 or 2011.
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
Income Taxes—The Company was included in CBI’s consolidated Texas tax return for all Predecessor periods. In the accompanying financial statements, the Predecessor periods reflect income taxes as if the Company was a separate stand-alone company. The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. CyrusOne Inc. will elect to be taxed as a REIT under the Code, as amended, by making our REIT election upon the filing of our 2013 REIT federal income tax return. Provided we qualify for taxation as a REIT and continue to meet the various qualification tests mandated under the Code, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our shareholders. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to federal income tax at regular corporate rates and any applicable alternative minimum tax.
While CyrusOne Inc. and the Operating Partnership do not pay federal income taxes, we are still subject to foreign, state and local income taxes in the locations in which we conduct business. Our taxable REIT subsidiaries (each a “TRS”) are also subject to federal and state income taxes to the extent there is taxable income.
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions.  The Company's previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires.  With a few exceptions, the Company is no longer subject to U. S. federal, state or local examinations for years prior to 2010 and we have no liabilities for uncertain tax positions as of December 31, 2013.
Foreign Currency Translation and Transactions—The financial position of foreign subsidiaries is translated at the exchange rates in effect at the end of the period, while revenues and expenses are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as components of other comprehensive (loss) income. Gains or losses from foreign currency transactions are included in determining net income.
Comprehensive Income (Loss)—Comprehensive income (loss) represents the change in net assets of a company from transactions and other events from non-owner sources. Comprehensive income (loss) comprises all components of net income and all components of other comprehensive income. As components of other comprehensive income (loss) were immaterial for all periods presented, comprehensive income (loss) is not presented. Comprehensive income (loss) was equal to our net income (loss) in 2013, 2012 and 2011.
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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

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
Related Party Transactions—CBI provided us with a variety of services. Cost allocation methods which were employed to determine the costs to be recognized in the accompanying combined financial statements included the following:
•Specific identification—Applied when amounts were specifically identifiable to our operations.
•Reasonable allocation method—When amounts were not clearly or specifically identifiable to our operations, management applied a reasonable allocation method.
Insurance Programs—CBI provided the Predecessor with coverage for certain employee health care benefits as well as losses incurred related to general liability, workers’ compensation and automobile claims. CBI has purchased third-party insurance policies for these risks and is self-insured up to certain limits. Our portion of CBI’s self-insured insurance expense has been determined based on its historical experience of paid claims. Since the completion of our IPO, we have adopted our own insurance policy program through third party providers.
Stock-Based Compensation—For all the Predecessor periods presented, some of our employees participated in CBI’s stock-based compensation plans. CBI valued all share-based payments to employees at fair value on the date of grant and expensed this amount over the applicable vesting period. The fair value of stock options and stock appreciation rights was determined using the Black-Scholes option-pricing model using assumptions such as volatility, risk-free interest rate, holding period and expected dividends. The fair value of stock awards was based upon the closing market price of CBI’s common stock on the date of grant. For all share-based awards, a forfeiture rate was estimated based upon historical forfeiture patterns. The forfeiture rate reduced the total fair value of the awards that was recognized as compensation expense. For graded vesting awards, CBI’s policy was to recognize compensation expense on a straight-line basis over the vesting period. Certain employees were granted awards, which were indexed to the change in CBI’s common stock price. The accompanying consolidated and combined financial statements include an allocation of stock-based compensation costs for awards granted to our employees. Upon completion of the IPO, all awards held by our employees were either terminated and settled by CBI or vesting was accelerated.

In conjunction with the IPO, our Board of Directors adopted the 2012 Long-Term Incentive Plan (“LTIP Plan”). The LTIP Plan is administered by the Board of Directors, or the plan administrator. Awards issuable under the LTIP Plan include common stock, restricted stock, stock options and other incentive awards. The awards under the LTIP Plan include the following:

Restricted Shares - On January 24, 2013, CyrusOne Inc. issued approximately 1 million restricted shares to its employees, officers and members of the Company's board of directors in conjunction with CyrusOne's IPO. These restricted shares will generally vest at the end of three years with a per share grant price of $19.

Performance and Market Based Awards - On April 17, 2013, the Company issued performance and market based awards in the form of options and restricted stock to certain employees and officers of the Company. Fifty percent of the restricted shares and stock options will vest annually based upon achieving certain performance criteria. The other fifty percent of the restricted shares and stock options will vest at the end of three years if certain market conditions are met. The fair value of these awards were determined using the Black-Scholes or Monte-Carlo model which use assumptions such as volatility, risk-free interest rate, and expected term of the awards. See Note 16 for additional details relating to these awards.

Compensation expense for these awards will be recognized over the vesting period.

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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

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
Business Segments—Business segments are components of an enterprise for which separate financial information is available and regularly viewed by the chief operating decision maker to assess performance and allocate resources. Our chief operating decision maker, the Company's CEO, reviews our financial information on an aggregate basis. Furthermore, our data centers have similar economic characteristics and customers across all geographic locations, our service offerings have similar production processes, deliver services in a similar manner and use the same types of facilities and similar technologies. As a result, we have concluded that we have one reportable operating segment.

5. Recently Issued Accounting Standards

In February, 2013, the Financial Accounting Standards Board ("FASB") issued amendments to provide guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The Company does not believe the adoption of this guidance will have a material impact on the Company’s financial statements.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

6. Investment in Real Estate
A schedule of our gross investment in real estate follows:

	Successor			Predecessor
	December 31, 2013			December 31, 2012
(Dollars in millions)	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment
West Seventh St., Cincinnati, OH (7th Street)	$0.9	$107.6	$11.0	$0.9	$108.7	$0.8
Parkway Dr., Mason, OH (Mason)	—	20.2	0.6	—	20.2	0.4
Industrial Rd., Florence, KY (Florence)	2.2	41.4	2.4	—	46.8	0.5
Goldcoast Dr., Cincinnati, OH (Goldcoast)	0.6	6.7	0.1	0.6	6.7	—
Knightsbridge Dr., Hamilton, OH (Hamilton)	—	49.2	3.6	—	49.9	2.1
E. Monroe St., South Bend, IN (Monroe St.)	—	2.5	—	—	3.2	—
Springer St., Lombard, IL (Lombard)	0.7	4.6	0.2	—	2.6	—
Crescent Circle, South Bend, IN (Blackthorn)	—	3.3	0.2	—	3.3	0.1
Kingsview Dr., Lebanon, OH (Lebanon)	4.0	71.7	2.2	4.0	71.0	1.1
McAuley Place, Blue Ash, OH (Blue Ash)	—	0.6	—	—	0.6	—
Westway Park Blvd., Houston, TX (Houston West 1)	1.4	84.4	39.4	3.3	87.8	12.0
Westway Park Blvd., Houston, TX (Houston West 2)	2.0	22.4	15.8	—	—	—
Westway Park Blvd., Houston, TX (Houston West 3)	18.3	—	—	—	—	—
Southwest Fwy., Houston, TX (Galleria)	—	68.4	13.3	—	66.0	6.6
E. Ben White Blvd., Austin, TX (Austin 1)	—	22.5	1.2	—	22.6	0.8
S. State Highway 121 Business, Lewisville, TX (Lewisville)	—	77.0	20.3	—	76.0	9.6
Marsh Lane, Carrollton, TX (Marsh Ln)	—	0.1	0.5	—	0.1	0.2
Midway Rd., Carrollton, TX (Midway)	—	2.0	0.4	—	2.0	0.3
W. Frankford Rd., Carrollton, TX (Carrollton)	16.1	42.6	34.8	16.1	34.6	5.0
Bryan St., Dallas, TX (Bryan St)	—	0.1	0.1	—	0.1	—
North Freeway, Houston, TX (Greenspoint)	—	1.3	0.4	—	1.3	0.4
South Ellis Street, Chandler, AZ (Phoenix)	15.0	55.7	11.7	15.0	38.7	6.8
Westover Hills Blvd., San Antonio, TX (San Antonio 1)	4.6	32.1	29.5	4.6	30.8	4.7
Westover Hills Blvd., San Antonio, TX (San Antonio 2)	6.7	—	—	—	—	—
Metropolis Dr., Austin, TX (Austin 2)	2.0	23.1	1.7	—	22.7	0.6
Kestral Way (London)	—	34.8	0.7	—	17.1	0.3
Jurong East (Singapore)	—	9.4	0.1	—	9.7	0.1
Ridgetop Circle, Sterling, VA (Northern VA)	6.9	—	—	—	—	—
Metropolis Dr., Austin, TX (Austin 3)	7.9	—	—	—	—	—
Total	$89.3	$783.7	$190.2	$44.5	$722.5	$52.4
Construction in progress was $57.3 million and $64.2 million as of December 31, 2013 and December 31, 2012, respectively. We continue to have high amounts of construction in progress as we continue to build data center facilities.
For the year ended December 31, 2013, we made various land acquisitions. We purchased 33 acres of land in Houston (Houston West 3) for $18.2 million, 22 acres of land for $6.7 million in San Antonio (San Antonio 2), 22 acres of land for $7.9 million in Austin (Austin Met 3), and 14 acres of land for $6.9 million in Virginia (Northern VA).
We executed our lease buyout options and purchased the Springer Street, Lombard, IL (Lombard) and Industrial Road, Florence, KY (Florence) data center facilities for total purchase price of $5.5 million and $10.5 million, respectively, and extinguished our Metropolis Drive, Austin, TX (Austin 2) data center facility related financing lease obligation for $12.2 million.
The extinguishment resulted in the settlement of the related financing lease obligation for Austin 2 of $8.9 million, acquisition of land of $2.0 million and a loss on extinguishment of debt of $1.3 million.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Upon completion of the buyout of the Lombard and Florence capital leases, the gross basis of each acquired asset was reset to the net carrying value of the leased assets and the depreciable life was extended to 25 years consistent with our policy for depreciating buildings. The amounts of these adjustments for Lombard and Florence were $0.1 million and $7.9 million, respectively.
Impairment exists when the Company's net book value of real estate assets is greater than the estimated fair value. For the years ended December 31, 2013 and 2012, we recognized impairments of $2.8 million and $11.8 million, respectively. No such impairment was recognized in 2011.

7. Goodwill, Intangible and Other Long-Lived Assets
Goodwill and intangible assets were recognized in connection with the acquisition of Cyrus Networks as well as prior acquisitions. The carrying amount of goodwill was $276.2 million as of December 31, 2013 and 2012.
Summarized below are the carrying values for the major classes of intangible assets:

		Successor			Predecessor
(Dollars in millions)		December 31, 2013			December 31, 2012
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	15	$129.7	$(53.1)	$76.6	$129.5	$(36.8)	$92.7
Trademark	15	7.4	(1.8)	5.6	7.4	(1.2)	6.2
Favorable leasehold interest	56	3.9	(0.2)	3.7	3.9	(0.2)	3.7
Total		$141.0	$(55.1)	$85.9	$140.8	$(38.2)	$102.6
During the second quarter of 2012, management identified impairment indicators for a customer relationship intangible and other long-lived assets primarily related to the GramTel acquisition. We performed step one of the impairment tests for these assets utilizing cash flow estimates from the most recent long-term business plan and other updated assumptions. The results of these tests indicated a potential impairment loss for each of these asset groups.
Management engaged a third-party valuation specialist to assist with our estimation of the fair value of these assets. Management estimated the fair value of the customer relationship using the income approach, which discounted the expected earnings attributable to current customer contracts, and includes estimates of future expenses, capital expenditures and an appropriate discount rate.
Management also estimated the fair value of other long-lived assets, primarily leasehold improvements, using an income approach based on projected discounted future cash flows using estimates of future revenues and expenses, projected capital expenditures and an appropriate discount rate. During 2012, the fair value of the customer relationship intangible was estimated by management to be $2.8 million resulting in an asset impairment of $1.5 million. Management estimated the fair value of other long-lived assets, primarily leasehold improvements, at $2.4 million resulting in an impairment loss of $11.8 million. There were no intangible asset impairments for the year ended December 31, 2013 or 2011.
Amortization expense for acquired intangible assets subject to amortization was $15.9 million, $1.0 million, $16.4 million and $15.5 million for the periods ended December 31, 2013 and January 23, 2013, and the years ended December 31, 2012 and 2011, respectively.
The following table presents estimated amortization expense for 2014 through 2018:

(Dollars in millions)
2014	$16.9
2015	14.6
2016	11.6
2017	9.5
2018	7.6

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

8. Sale of Accounts Receivable
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

	Predecessor
	For the years ended December 31,
(Dollars in millions)	2012	2011
Receivables sold, net	$127.8	$137.5
Proceeds upon sale	124.6	134.0
Loss on sale	3.2	3.5
Servicing fees received	0.1	0.1

9. Debt and Other Financing Arrangements
Debt and other financing arrangements presented in the accompanying consolidated and combined financial statements consist of the following:

	Successor	Predecessor
(dollars in millions)	December 31, 2013	December 31, 2012
Revolving credit agreement	$—	$—
Capital lease obligations	16.7	32.2
6 3/8% Senior Notes due 2022	525.0	525.0
Other financing arrangements	56.3	60.8
Total	$598.0	$618.0
Revolving credit agreement—On November 20, 2012, we entered into a credit agreement (the “Credit Agreement”) which provides for a $225 million senior secured revolving credit facility, with a sublimit of $50 million for letters of credit and a $30 million sublimit for swingline loans. The Credit Agreement has a maturity date of November 20, 2017. Borrowings under the Credit Agreement will be used for working capital, capital expenditures and other general corporate purposes of CyrusOne LLC, the operating subsidiary of CyrusOne LP, the borrower, and the other subsidiaries of CyrusOne, including for acquisitions, dividends and other distributions permitted thereunder. Letters of credit will be used for general corporate purposes.

Borrowings under the Credit Agreement bear interest, at our election, at a rate per annum equal to (i) LIBOR plus the applicable margin or (ii) the base rate plus the applicable margin. The applicable margin is based on our Total Net Leverage Ratio, as defined in the Credit Agreement, and ranges between 3.25% and 3.75% for LIBOR rate advances and 2.25% and 2.75% for base rate advances. As of December 31, 2013, the applicable margin was 3.25% for LIBOR rate advances and 2.25% for base rate advances. Base rate is the higher of (i) the bank prime rate, (ii) the one-month LIBOR rate plus 1.00% and (iii) the federal funds rate plus 0.5%.

Borrowings under the Credit Agreement are guaranteed by CyrusOne Inc., CyrusOne GP, CyrusOne Finance Corp., CyrusOne LLC, CyrusOne TRS Inc, and CyrusOne Foreign Holdings LLC. The obligations under the Credit Agreement are secured by, subject to certain exceptions, the capital stock of certain of our subsidiaries, certain intercompany debt and the tangible and other intangible assets of us and certain of our subsidiaries.
The Credit Agreement contains customary affirmative and negative covenants (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on the ability to incur additional indebtedness, create liens, make certain investments, make certain dividends and related distributions, prepay certain debt, engage in affiliate transactions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions, amend the organizational documents and dispose of assets or subsidiaries. In addition, the Credit Agreement requires us to maintain a certain secured net leverage ratio, ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to fixed charges and ratio of total indebtedness to gross asset value, in each case on a consolidated basis. Notwithstanding the limitations set forth above, we will be permitted,

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

subject to the terms and conditions of the Credit Agreement, to distribute to our shareholders cash dividends in an amount not to exceed 95% of our adjusted funds from operations (as defined in the Credit Agreement) for any period.
The Credit Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, nonpayment of principal or interest, failure to perform or observe covenants, breaches of representations and warranties, cross-defaults with certain other indebtedness, certain bankruptcy-related events or proceedings, final monetary judgments or orders, ERISA defaults, certain change of control events and loss of REIT status following a REIT election by us. Notwithstanding the foregoing, our revolving credit facility restricts CyrusOne LP from making distributions to its stockholders and limited partners, or redeeming or otherwise repurchasing shares of its capital stock or partnership units, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable CyrusOne Inc. to maintain its qualification as a REIT and to minimize the payment of income tax.
As of December 31, 2013 and 2012, there were no borrowings on the Credit Agreement.
We pay commitment fees for the unused amount of borrowings on the Credit Agreement and letter of credit fees on any outstanding letters of credit. The commitment fees are equal to 0.50% per annum of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. Commitment fees related to the Credit Agreement were $1.1 million in 2013 and insignificant in 2012.
Capital lease obligations—We use leasing as a source of financing for certain of our data center facilities and related equipment. We currently operate four data center facilities recognized as capital leases. We have options to extend the initial lease term on all these leases and options to purchase the facility for one of these leases. Interest expense on capital lease obligations was $6.3 million, $0.3 million, $7.4 million and $5.4 million for the periods ended December 31, 2013, and January 23, 2013, and years ended 2012 and 2011, respectively.
Related party note due on demand—Prior to November 20, 2012, we participated in CBI’s centralized cash management program. On a daily basis, all excess cash was transferred to CBI’s corporate cash accounts. Likewise, substantially all funds to finance our operations and capital expenditures were funded by CBI. Advances and borrowings between affiliates were governed by an intercompany cash management note. Borrowings were unsecured. On November 20, 2012, we repaid $80 million on this note, and the remaining amount outstanding were settled with an equity contribution to CyrusOne LP.
6 3/8% Senior Notes due 2022—On November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. (the “Issuers”) issued $525 million of 6 3/8% Senior Notes due 2022 (“6 3/8% Senior Notes”). The 6 3/8% Senior Notes are senior unsecured obligations of the Issuers, which rank equally in right of payment with all existing and future unsecured senior debt of the Issuers. The 6 3/8% Senior Notes are effectively subordinated to all existing and future secured indebtedness of the Issuers to the extent of the value of the assets securing such indebtedness. The 6 3/8% Senior Notes are fully and unconditionally and jointly and severally guaranteed by CyrusOne Inc., CyrusOne GP, and each of CyrusOne LP’s existing and future domestic 100% owned subsidiaries, subject to certain exceptions. Each such guarantee is a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior debt of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness. The 6 3/8% Senior Notes are structurally subordinated to all liabilities (including trade payables) of each subsidiary of the Issuer that does not guarantee the Senior Notes. The 6 3/8% Senior Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2013.
The indenture governing the 6 3/8% Senior Notes contains affirmative and negative covenants customarily found in indebtedness of this type, including a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur secured or unsecured indebtedness; pay dividends or distributions on its equity interests, or redeem or repurchase equity interests of the Company; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of the operating partnership’s subsidiaries to pay dividends or make certain transfers and other payments to the operating partnership or to other subsidiaries; sell assets; and merge, consolidate or transfer all or substantially all of the operating partnership’s assets. Notwithstanding the foregoing, our indenture restricts CyrusOne LP from making distributions to its stockholders and limited partners, or redeeming or otherwise repurchasing shares of its capital stock or partnership units, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable CyrusOne Inc. to maintain its qualification as a REIT and to minimize the payment of income tax. The Company and its subsidiaries are also required to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis, provided that for the purposes of such calculation their revolving credit facility shall be treated as unsecured indebtedness, in each case subject to certain qualifications set forth in the indenture.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

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
Other financing arrangements—Other financing arrangements represent leases of real estate in which we are involved in the construction of structural improvements to develop buildings into data centers. When we bear substantially all the construction period risk, such as managing or funding construction, we are deemed to be the accounting owner of the leased property and, at the lease inception date, we are required to record at fair value the property and associated liability on our balance sheet. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations.
On June 18, 2013, we extinguished our Metropolis Drive, Austin, TX (Austin 2) data center facility related financing lease obligation for $12.2 million. See Note 6 for further discussion.
In 2011, we terminated the financing obligation for Westway Park Blvd., Houston, TX (Houston West 1) by purchasing the property from the former lessor. The Predecessor recognized a loss on extinguishment of debt of $1.4 million upon the termination of this arrangement.
The following table summarizes our annual minimum payments associated with our other financing arrangements for the five years subsequent to December 31, 2013, and thereafter:

(Dollars in millions)
2014	$5.7
2015	5.8
2016	5.9
2017	6.0
2018	6.1
Thereafter	28.1
Total financing arrangements	$57.6
The following table summarizes annual principal maturities of our 6 3/8% Senior Notes due 2022 and capital leases for the five years subsequent to December 31, 2013, and thereafter:

		Capital Leases
(Dollars in millions)	6 3/8% Senior Notes	Interest Payments	Principal Payment	Total Capital Leases	Total Debt
2014	$—	$1.4	$1.5	$2.9	$1.5
2015	—	1.2	1.2	2.4	1.2
2016	—	1.0	1.6	2.6	1.6
2017	—	0.8	0.4	1.2	0.4
2018	—	0.7	0.7	1.4	0.7
Thereafter	525.0	1.4	4.8	6.2	529.8
Total debt	$525.0	$6.5	$10.2	$16.7	$535.2
Deferred financing costs—Deferred financing costs are costs incurred in connection with obtaining long-term financing. Deferred financing costs were incurred in connection with the issuance of the Credit Agreement and 6 3/8% Senior Notes due

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

2022. As of December 31, 2013, and 2012, deferred financing costs totaled $14.1 million and $16.9 million, respectively. Deferred financing costs are amortized using the effective interest method over the term of the related indebtedness. Amortization of deferred financing costs, included in interest expense in the consolidated and combined statements of operations, totaled $4.0 million and $0.1 million for the periods ended December 31, 2013, and January 23, 2013, respectively, and $0.3 million in 2012 with no such costs in 2011.
Debt Covenants —The indenture governing the Senior Notes contains affirmative and negative covenants customarily found in indebtedness of this type, including a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur secured or unsecured indebtedness; pay dividends or distributions on its equity interests, or redeem or repurchase equity interests of the Company; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of the operating partnership’s subsidiaries to pay dividends or make certain transfers and other payments to the operating partnership or to other subsidiaries; sell assets; and merge, consolidate or transfer all or substantially all of the operating partnership’s assets. Notwithstanding the foregoing, the covenants contained in the indenture do not restrict the Company’s ability to pay dividends or distributions to shareholders to the extent (i) no default or event of default exists or is continuing under the indenture and (ii) the Company believes in good faith that we qualify as a REIT under the Code and the payment of such dividend or distribution is necessary either to maintain its status as a REIT or to enable it to avoid payment of any tax that could be avoided by reason of such dividend or distribution. The Company and its subsidiaries are also required to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis, provided that for the purposes of such calculation their revolving credit agreement facility shall be treated as unsecured indebtedness.
The revolving credit agreement requires us to maintain a certain secured net leverage ratio, ratio of EBITDA to fixed charges and ratio of total indebtedness to gross asset value, in each case on a consolidated basis. Notwithstanding these limitations, we will be permitted, subject to the terms and conditions of the revolving credit agreement, to distribute to our shareholders cash dividends in an amount not to exceed 95% of our AFFO (as defined in the Credit Agreement) for any period. Similarly, our indenture permits dividends and distributions necessary for us to maintain our status as a REIT.
The Company’s most restrictive covenants are generally included in its revolving credit agreement. In order to continue to have access to the amounts available to it under the revolving credit agreement, the Company must remain in compliance with all covenants.
As of December 31, 2013, the Company was in compliance with all covenants.

10. Fair Value of Financial Instruments
The fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these instruments.
The carrying value and fair value of other financial instruments are as follows:

	Successor		Predecessor
	December 31, 2013		December 31, 2012
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
6 3/8% Senior Notes due 2022	525.0	539.4	525.0	547.3
Other financing arrangements	56.3	63.8	60.8	69.5
The fair value of our Senior Notes as of December 31, 2013, was based on the quoted market price for these notes, which is considered Level 1 of the fair value hierarchy. The estimated fair value of our Senior Notes on December 31, 2012, was based on the market price of similar notes at that time, which is considered Level 2 of the fair value hierarchy. The fair value of other financing arrangements at December 31, 2013 and December 31, 2012, was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration. These fair value measurements are considered Level 2 of the fair value hierarchy.
Non-recurring fair value measurements
Certain long-lived assets, intangibles and goodwill are required to be measured at fair value on a non-recurring basis subsequent to their initial measurement. These non-recurring fair value measurements generally occur when evidence of impairment has occurred.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

The measured fair value used in 2013 and 2012 related impairment charges is summarized below:

(dollars in millions)	December 31, 2013	Quoted prices in active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	2013 Impairment Loss
Equipment	$0.3	$—	$0.3	$—	$(2.8)
Total Impairment					$(2.8)

	December 31, 2012	Quoted prices in active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	2012 Impairment Loss
Customer relationships	$2.8	$—	$—	$2.8	$(1.5)
Buildings and improvements	2.4	—	—	2.4	(11.8)
Total Impairment					$(13.3)
In the fourth quarter of 2013, we agreed to an offer to purchase equipment which had a net book value of $3.1 million for $0.3 million resulting in a loss of $2.8 million.
In the second quarter of 2012, the customer relationship intangible obtained in our GramTel acquisition was deemed impaired. The fair value of this asset was estimated at $2.8 million, resulting in an impairment loss of $1.5 million. The fair value of this asset was estimated by management with the assistance of a third-party valuation specialist. Management estimated the fair value using the income approach, which discounted the expected future earnings attributable to current customer contracts, and includes estimates of future expenses and capital expenditures, and a discount rate of 12%. This fair value measurement is considered a Level 3 measurement due to the significance of its unobservable inputs.
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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

11. Noncontrolling Interests - Operating Partnership

Noncontrolling interests represent the limited partnership interests in the Operating Partnership held by individuals and entities other than CyrusOne Inc.

The following table shows the ownership interests in the Operating Partnership as of December 31, 2013:

	December 31, 2013
	Number of Units	Percentage of Total
The Company	22.0	34.1%
Noncontrolling interests consist of:
Data Center Investments Holdco*	18.1	28.0%
Data Center South Holdings*	24.5	37.9%
Total	64.6	100.0%
* Both entities are wholly-owned subsidiares of CBI
On August 6, 2012, CyrusOne issued 100 shares of its common stock to CBI for $1,000 in connection with its initial capitalization. During 2012, transaction costs of $7.1 million associated with our initial public offering were paid by CBI and reflected as a contribution from Parent in our financial statements.
Prior to November 20, 2012, the Predecessor was not a separate legal entity and was operated by CBI during the periods presented. At December 31, 2011, divisional control represented CBI’s net investment in the Predecessor. In 2011, the Predecessor distributed $7.8 million to CBI.
At December 31, 2012, partnership capital represented CBI’s net investment in CyrusOne LP. On November 20, 2012, CyrusOne LP received a contribution of interests in the real estate properties from CBI. In exchange, CyrusOne LP issued 123,688,687 operating partnership units to CBI. CBI also assumed certain of the Predecessor’s intercompany payables and other liabilities of $203.5 million. Subsequent to December 31, 2012, CyrusOne LP executed a 2.8 to 1.0 reverse unit split, resulting in CBI owning 44,102,556 operating partnership units. On January 24, 2013, CBI exchanged 1,500,000 operating partnership units for common shares of CyrusOne Inc.

12. Stockholders’ Equity and Partnership Capital

On January 24, 2013, CyrusOne Inc. closed its initial public offering of 18,975,000 shares of common stock at a price of $19.00 per share, which included a 2,475,000 share over-allotment option that was exercised by the underwriters. As a result of the initial public offering, CyrusOne Inc. raised a total of $360.5 million in gross proceeds, and retained approximately $337.1 million in net proceeds after deducting underwriting discounts and commissions of $23.4 million. CyrusOne Inc. used the amount of the net proceeds from the offering to purchase approximately 19.0 million of CyrusOne LP’s operating partnership units. In addition, CyrusOne Inc. issued approximately 1.0 million of common shares to directors and employees. Vesting of these shares is contingent upon completion of service. Following the completion of these transactions, CyrusOne Inc. and CyrusOne GP held a combined 33.9% interest in CyrusOne LP, with the remaining 66.1% interest held by CBI.

CyrusOne Inc. and CyrusOne LP stockholders' equity and partnership capital were $780.4 million at December 31, 2013.

We have declared cash dividends on common shares and distributions on operating partnership units for the year ended December 31, 2013 as presented in the table below:

Record date	Payment date	Cash dividend per share or Operating Partnership units
3/29/2013	4/15/2013	$0.16
6/28/2013	7/15/2013	$0.16
9/27/2013	10/15/2013	$0.16
12/27/2013	1/10/2014	$0.16

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

13. Customer Leases
Customer lease arrangements customarily contain provisions that allow either for renewal or continuation on a month-to-month arrangement. Certain leases contain early termination rights. At lease inception, early termination is generally not deemed reasonably assured due to the significant economic penalty incurred by the lessee to exercise its termination right and to relocate its equipment.
The future minimum lease payments to be received under non-cancelable operating leases, excluding month-to-month arrangements and submetered power, for the next five years are shown below:

(Dollars in millions)
2014	$145.4
2015	98.7
2016	69.1
2017	44.3
2018	29.7

14. Employee Benefit Plans
Prior to the IPO, some of our shared employees and retirees participated in CBI’s pension and other benefit plans. CBI managed these plans on a combined basis for all its affiliates and funded all plan contributions. Our employees were also eligible to participate in one of two sponsored defined contribution plans. One of these plans was sponsored by CyrusOne and the other by CBI. Employee contributions to these plans were matched by the sponsoring employer. Our direct and allocated contributions to these plans were $0.4 million for each of the years ended December 31, 2012 and 2011.
CyrusOne continues to offer a retirement savings plan to its employees. CyrusOne's matching contribution to its retirement savings plan was less than $0.5 million for the period ended December 31, 2013, and less than $0.1 million for the period ended January 23, 2013.
In addition, prior to the IPO, some of our shared employees participated in CBI's sponsored health care plans. We were unable to estimate our share of CBI’s liability for claims incurred but not reported or reported but not paid. Our allocated costs of these plans for the years ended December 31, 2012 and 2011, were $0.1 million and $0.8 million, respectively.
After the IPO, our employees participated in health care plans sponsored by CyrusOne, which provided medical, dental, vision and prescription benefits. We incurred $1.6 million and $0.1 million of expenses related to these plans for the periods ended December 31, 2013, and January 23, 2013, respectively. Effective with the completion of the IPO on January 24, 2013, we no longer receive an allocated charge from CBI or participate in CBI's sponsored health care plans.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

15. Loss Per Share
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

The following table reflects a reconciliation of the shares used in the basic and diluted net loss per share computation for the period ended December 31, 2013:

	Period Ended
	December 31, 2013
(Dollars and shares in millions, except per share amounts)	Basic	Diluted
Numerator:
Net loss attributed to common shareholders	$(5.3)	$(5.3)
Less: Restricted stock dividends	(0.6)	(0.6)
Net loss available to shareholders	$(5.9)	$(5.9)
Denominator:
Weighted average common outstanding-basic	20.9	20.9
Performance-based restricted stock(1)		—
Convertible securities(1)		—
Weighted average shares outstanding-diluted		20.9
EPS:
Net loss per share-basic	$(0.28)
Effect of dilutive shares		—
Net loss per share-diluted		$(0.28)

(1) We have excluded 0.2 million of restricted stock, and 42.6 million of Operating Partnership Units which are securities convertible into common stock in January 2014, from our diluted earnings per share as of December 31, 2013. These amounts were deemed anti-dilutive.

16. Stock-Based Compensation Plans

In conjunction with the CyrusOne Inc. IPO, the board of directors of CyrusOne Inc. adopted the LTIP Plan. The LTIP Plan is administered by the board of directors, or the plan administrator. Awards issuable under the LTIP include common stock, restricted stock, stock options and other incentive awards. CyrusOne Inc. has reserved a total of 4 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP Plan, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP Plan. The related stock compensation expense incurred by CyrusOne Inc. will be allocated to the Operating Partnership. Shares available under the plan at December 31, 2013, were approximately 3 million.

Restricted Stock

CyrusOne Inc. issued approximately 1 million restricted shares to its employees, officers and board of director members in conjunction with CyrusOne Inc.'s IPO. The restricted shares granted to employees and officers will vest at the end of three years and have been issued in the form of common stock. The restricted shares granted to the board of director members will vest one-third on May 15, 2014, one-third on January 17, 2015, and one-third on January 17, 2016, and will be issued in the form of common stock. These restricted shares also earn non-forfeitable dividends throughout the vesting period. CyrusOne Inc. recognized stock-based compensation expense of approximately $5.3 million for the period ended December 31, 2013, with no such expense for the period ended January 23, 2013. As of December 31, 2013, we have unrecognized compensation expense of approximately $11.9 million. This expense will be recognized over the remaining vesting period, or approximately 2.1 years. The forfeiture rate for these shares of restricted stock was approximately 12% in 2013.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

The following table sets forth the restricted stock awards activity for the period ended December 31, 2013:

Restricted Stock Awards
(in thousands, expect per share amounts)	Shares	Weighted average per share
Granted	1,024	$19.01
Forfeited	(119)	19.00
Vested	—	—
Shares outstanding at December 31, 2013	905	$19.01

Performance and Market Based Awards

On April 17, 2013, the Company approved grants of performance and market based restricted stock and options under the LTIP Plan. The performance based restricted stock and options will vest annually based upon achieving certain predetermined EBITDA thresholds over a three-year cumulative performance period. The performance based awards will vest based on the following scale:

- Below 90% of EBITDA target = 0%
- At 90% of EBITDA target = 50%
- At 100% of EBITDA target = 100%
- At or above 115% of EBITDA target = 200%

The market based restricted stock and options vest at the end of 3 years if the total stockholder return during the three year measurement period following the grant date meets or exceeds the return of the MSCI US REIT Index over the same period. The market based awards will vest based on the following scale:

- If CyrusOne's total stockholder return is less than the return of the Index = 0%
- If CyrusOne's total stockholder return is equal to or greater than the return of the Index = 100%, up to 200% if CyrusOne's total stockholder return exceeds the return of the Index by 2%
- If CyrusOne's total stockholder return exceeds the return of the Index, but is negative, any calculated vesting amount will be reduced by 50%

These awards are expensed based on the grant date fair value if it is probable that the conditions will be achieved. The forfeiture rate for these awards was approximately 11% in 2013.

The following tables set forth the activity for the performance based awards for the period ended December 31, 2013. The share/option count in these tables reflect the maximum amount of shares/options available (200%) under the plan. The related compensation expense is being calculated using the amount of shares/options that are probable under the plan (100%).

Performance Based-Restricted Stock
(in thousands, expect per share amounts)	Shares	Weighted average grant date fair value per share
Granted	125	$23.58
Forfeited	(14)	23.58
Vested	—	—
Shares outstanding at December 31, 2013	111	$23.58

Assuming these awards vest at a rate of 100%, the value of the restricted stock is equivalent to the Company's share price as of the grant date. These awards are expensed based on the grant date value if it is probable that the performance conditions will be achieved. CyrusOne Inc. recognized stock-based compensation expense of approximately $0.3 million for the period ended December 31, 2013, with no such expense for the period ended January 23, 2013. As of December 31, 2013, we have unrecognized compensation expense of approximately $1.0 million. This expense will be recognized over the remaining vesting period, or approximately 2.3 years.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Performance Based-Stock Options
(in thousands, expect per option amounts)	Options	Weighted average grant date fair value per option
Granted	95	$5.45
Forfeited	(11)	5.45
Vested	—	—
Shares outstanding at December 31, 2013	84	$5.45

These awards are expensed based on the grant date fair value if it is probable that the performance conditions will be achieved. The fair value of each stock option is estimated using the Black-Scholes option-pricing model. Significant assumptions used in the Black-Scholes model were six years for the expected term of the stock options, 35% for the expected volatility, 0.92% for the risk-free rate of return and 3.4% for the expected dividend yield. CyrusOne Inc. recognized stock-based compensation expense of approximately $0.1 million for the period ended December 31, 2013, with no such expense for the period ended January 23, 2013. As of December 31, 2013, we have unrecognized compensation expense of approximately $0.2 million. This expense will be recognized over the remaining vesting period, or approximately 2.3 years. The exercise price for these options is $23.58.

The following tables set forth the activity for the market based awards for the year ended December 31, 2013. The share/option count in these tables reflect the maximum amount of shares/options available under the plan. The share/option count in these tables reflect the maximum amount of shares/options available (200%) under the plan. The related compensation expense is being calculated using the amount of shares/options that are probable under the plan (100%).

The fair value of these awards was calculated using a Monte Carlo simulation. The Monte Carlo simulation is a modeling technique in which an uncertain variable or variables are identified and assigned an expected distribution of potential outcomes. The significant assumptions used in this model were the correlation coefficient of 0.70, measurement period of 3 years, volatility factor of 35%, risk free rate of 0.35% and dividend yield of 3.4%.

Market Based-Restricted Stock
(in thousands, expect per share amounts)	Shares	Weighted average grant date fair value per share
Granted	125	$25.91
Forfeited	(14)	25.91
Vested	—	—
Shares outstanding at December 31, 2013	111	$25.91

These awards are expensed based on the grant date fair value if it is probable that the performance conditions will be achieved. CyrusOne Inc. recognized stock-based compensation expense of approximately $0.3 million for the period ended December 31, 2013, with no such expense for the period ended January 23, 2013. As of December 31, 2013, we have unrecognized compensation expense of approximately $1.1 million. This expense will be recognized over the remaining vesting period, or approximately 2.3 years.

Market Based-Stock Options
(in thousands, expect per option amounts)	Options	Weighted average grant date fair value per option
Granted	95	$9.46
Forfeited	(11)	9.46
Vested	—	—
Shares outstanding at December 31, 2013	84	$9.46

These awards are expensed based on the grant date fair value if it is probable that the performance conditions will be achieved. CyrusOne Inc. recognized stock-based compensation expense of approximately $0.1 million for the period ended December 31, 2013, with no such expense for the period ended January 23, 2013. As of December 31, 2013, we have unrecognized compensation expense of approximately $0.3 million. This expense will be recognized over the remaining vesting period, or approximately 2.3 years. The exercise price for these options is $23.58.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

CBI Sponsored Long-Term Incentive Plans
Some of our employees were historically granted stock options, stock appreciation rights, and awards indexed to CBI’s common stock under CBI sponsored long-term incentive plans. These awards may have been time-based or performance-based. Generally these stock options awards vested three years from the grant date and expired ten years from the date of grant. Performance based stock option and other awards generally vested over three to four years and upon the achievement of certain performance-based objectives. Performance-based awards were expensed based on their grant date fair value, if it was probable that the performance conditions would be achieved. For cash-settled awards which are indexed to CBI’s common stock price, compensation expense was recognized for changes in the market price of CBI’s common stock. Subsequent to December 31, 2012, all unvested share-based awards issued by CBI to CyrusOne employees were forfeited.
Allocated stock-based compensation expense incurred by the Predecessor was $3.4 million and $0.6 million in 2012 and 2011, respectively. The allocated cost was determined based upon specific identification of awards to specific data center employees as well as shared employees. For shared employees, the allocated cost was based upon the individual’s estimated percentage of time spent on data center activities. The tax benefit associated with stock-based compensation was $0.9 million and $0.2 million in 2012 and 2011, respectively.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

17. Related Party Transactions
Prior to November 20, 2012, CyrusOne Inc., CyrusOne GP, CyrusOne LP and its subsidiaries were operated by CBI during the periods presented. The consolidated financial statements have been prepared from the records maintained by CBI and may not necessarily be indicative of the conditions that would have existed or the results of operations that would have occurred if the business had been operated as an unaffiliated company. The consolidated and combined financial statements reflect the following transactions with CBI and its affiliated entities, including Cincinnati Bell Telephone (“CBT”) and Cincinnati Bell Technology Solutions (“CBTS”):
Revenues—The Company records revenues from CBI under contractual service arrangements. These services include leasing of data center space, power and cooling in certain of our data center facilities network interface services and office space.
Operating Expenses—The Company records expenses from CBI incurred in relation to network support, services calls, monitoring and management, storage and backup, IT systems support, and connectivity services.
The following related party transactions are based on agreements and arrangements that were in place as of December 31, 2013. Revenues and expenses for the periods presented were as follows:

	Successor	Predecessor	Predecessor	Predecessor
(Dollars in millions)	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	December 31, 2012	December 31, 2011
Revenue:
Data center colocation agreement provided to CBT and CBTS	$5.6	$0.3	$5.4	$4.4
229 West 7th Street lease provided to CBT	1.7	—	—	—
Goldcoast Drive/Parkway (Mason) lease	0.3	—	0.3	0.3
Transition services provided to CBTS (network interfaces)	0.6	0.1	0.5	—
Data center leases provided to CBTS	13.1	—	14.3	14.2
Total revenue	$21.3	$0.4	$20.5	$18.9

Operating costs and expenses:
Transition services agreement by CBTS	$1.3	$—	$1.5	$—
Charges for services provided by CBT (connectivity)	1.0	0.1	0.7	0.7
209 West 7th Street rent provided by CBT	0.1	—	0.1	0.4
Management Fees with CBI	0.1	—	2.5	2.3
Allocated employee benefit plans by CBI	—	0.2	3.5	1.8
Allocated centralized insurance costs by CBI	—	0.1	0.4	0.4
Selling and Marketing services provided by CBT & CBTS	—	—	0.3	—
Interest expense on note with CBI	—	—	7.0	1.1
Loss on sale of receivables	—	—	3.2	3.5
Total operating costs and expenses	$2.5	$0.4	$19.2	$10.2

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

As of December 31, 2013 and 2012, the amounts receivable and payable to CBI were as follows:

	Successor	Predecessor
	As of	As of
(Dollars in millions)	December 31, 2013	December 31, 2012

Accounts receivable from CBI	$0.6	$2.2

Accounts payable	$1.7	$2.9
Dividends payable	6.8	—
Accounts payable to CBI	$8.5	$2.9
The dividends payable as of December 31, 2013 reflect the balance due to CBI related to the dividend declared on December 11, 2013, of $0.16 per common share equivalent payable on their limited partnership units.
Other Related Party Transactions
Prior to joining CyrusOne in March 2013, our internal counsel, was principal in the Law Offices of Thomas W. Bosse, PLLC, (“Bosselaw”).  In 2013, amounts paid to Bosselaw for services rendered prior to his employment were $1.6 million, which included a bonus payment under CyrusOne’s Data Center Plan as a result of the successful completion of the initial public offering.

In the ordinary course of its business, CyrusOne periodically pays brokerage commissions to real estate brokerage firms in connection with property transactions and tenant leases.  In 2013, CyrusOne paid $1.5 million to one such firm, Jones Lang LaSalle.  One of our current directors is a principal with Jones Lang LaSalle.

The spouse of one of our directors is a partner with Skadden, Arps, Slate, Meagher & Flom LLP ("Skadden"). In 2013, CyrusOne paid Skadden $0.2 million for services rendered.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

18. Restructuring Charges

For the period ended December 31, 2013, we incurred restructuring charges of $0.7 million, with no such charges for the period ended January 23, 2013. Restructuring charges incurred for the period ended December 31, 2013, were a result of moving certain administrative functions to the corporate office. Restructuring charges accrued at December 31, 2013, were $0.6 million. No restructuring charges were recognized for the years ended December 31, 2012 and 2011.

19. Income Taxes

CyrusOne Inc., will elect to be taxed as a REIT under the Code, as amended, commencing with our taxable year ending December 31, 2013. To qualify as a REIT, we are required to distribute at least 90% of our taxable income to our stockholders and meet various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the taxable income distributed currently to our shareholders. It is our policy and intent, subject to change, to distribute 100% of our taxable income and therefore no provision is required in the accompanying financial statements for federal income taxes with regards to activities of the CyrusOne Inc. and its subsidiary pass-through entities.

We have elected to designate two subsidiaries as taxable REIT subsidiaries (each, a "TRS"). A TRS may perform services for our tenants that would otherwise be considered impermissible for REITs. The income generated from these services is taxed at regular federal and state corporate rates. Income tax expense for the periods ended December 31, 2013 and January 23, 2013, and the year ended December 31, 2011 was $1.9 million, $0.4 million, and $2.2 million, respectively. For the year ended December 31, 2012, we recognized income tax benefit of $5.1 million.

In conjunction with the Company’s tax sharing arrangement with CBI, CBI may be required to file Texas margin tax returns on a consolidated, combined or unitary basis with the Company for any given year.   If such return is prepared by CBI on a combined or consolidated basis to include the Company, the related Texas margin tax of the Company will be paid by CBI. The Company will then reimburse CBI for its portion of the related Texas margin tax.  As of December 31, 2013, our total Texas margin tax payable was $1.4 million.

For certain entities we calculate deferred tax assets and liabilities for temporary differences in the basis between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Deferred tax assets (net of valuation allowance) and liabilities were accrued, as necessary, for the periods ended December 31, 2013, and December 31, 2012. Historically, we have recorded a full valuation allowance on our net foreign deferred tax assets related to our foreign generated net operating losses due to the uncertainty of their realization. In 2013, management determined it was necessary to record a full valuation allowance on all of our domestic and foreign net deferred tax assets due to the uncertainty of their realization. At December 31, 2012, the net deferred domestic assets were $0.5 million, with no such balance recorded at December 31, 2013.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

20. Commitments and Contingencies
Operating Leases
We lease certain data center facilities and equipment from third parties. Operating lease expense was $6.5 million, $0.2 million, $5.9 million and $5.7 million for the periods ended December 31, 2013, and January 23, 2013 and years ended December 31, 2012 and 2011, respectively. Certain of these leases provide for renewal options with fixed rent escalations beyond the initial lease term.
At December 31, 2013, future minimum lease payments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year are as follows:

(Dollars in millions)
2014	$4.4
2015	1.8
2016	0.7
2017	—
2018	—
Thereafter	1.0
Total	$7.9
Performance Guarantees
Customer contracts generally require specified levels of performance related to uninterrupted service and cooling temperatures. If these performance standards are not met, we could be obligated to issue billing credits to the customer. Management assesses the probability that a performance standard will not be achieved. As of December 31, 2013 and 2012, no amounts had been accrued for performance guarantees.

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
Purchase Commitments
CyrusOne has non-cancelable purchase commitments related to certain services. These agreements range from one to two years and provide for payments for early termination or require minimum payments for the remaining term. As of December 31, 2013, the minimum commitments for these arrangements were $16.1 million. We also have purchase orders and contracts related to construction of data center facilities and equipment. We generally have the right to cancel open purchase orders prior to delivery and to terminate the contracts without cause.
Contingencies
CyrusOne is involved in legal, tax and regulatory proceedings arising from the conduct of its business activities. Liabilities are established for loss contingencies when losses associated with such claims are deemed to be probable, and the loss can be reasonably estimated. Based on information currently available and consultation with legal counsel, we believe that the outcome of all claims will not, individually or in the aggregate, have a material effect on our financial statements.

Affiliate Guarantees of Lease Obligations
CBI has previously guaranteed our performance under certain leases. CBI had also issued a letter of credit to provide assurance that we will meet our lease commitments. This letter of credit expired in December 2012. Fees for maintaining this letter of credit were paid by CBI and allocated to us through management fees. These fees were $0.1 million in 2012 and $0.4 million in 2011.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

21. Guarantors
CyrusOne Inc.
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the “Issuers”), had $525 million aggregate principal amount of Senior Notes outstanding at December 31, 2013, and 2012. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (“Parent Guarantor”), CyrusOne GP (“General Partner”), and CyrusOne LP’s 100% owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc. and CyrusOne Foreign Holdings LLC (such subsidiaries, together the “Guarantors”). None of the subsidiaries organized outside of the United States (collectively, the “Non-Guarantors”) guarantee the Senior Notes. Subject to the provisions of the indenture governing the Senior Notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

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
Guarantors – The guarantors include CyrusOne LLC, CyrusOne TRS Inc., and CyrusOne Foreign Holdings LLC. CyrusOne LLC accounts for all of the domestic operations of CyrusOne LP, including the businesses that composed the Predecessor operations. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly owns 100% of the Non-Guarantors. As of December 31, 2013, CyrusOne TRS Inc. had not incurred any obligations or recorded any material transactions for the period ended December 31, 2013, and January 23, 2013.
As of December 31, 2013, the Non-Guarantors consist of 100% owned subsidiaries, which conduct operations in the United Kingdom and Singapore.

The following schedules present the financial information for the periods ended December 31, 2013, and January 23, 2013, and the years ended December 31, 2012 and 2011, for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors. The financial statements for the period ended January 23, 2013, present the financial information prior to the effective date of the IPO, and the financial statements for the period ended December 31, 2013, present the financial information after the effective date of the IPO. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Consolidating Balance Sheets

(dollars in millions)	As of December 31, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Land	$—	$—	$—	$—	$89.3	$—	$—	$89.3
Buildings and improvements	—	—	—	—	739.6	44.1	—	783.7
Equipment	—	—	—	—	189.4	0.8	—	190.2
Construction in progress	—	—	—	—	57.3	—	—	57.3
Subtotal	—	—	—	—	1,075.6	44.9	—	1,120.5
Accumulated depreciation	—	—	—	—	(232.0)	(4.7)	—	(236.7)
Net investment in real estate	—	—	—	—	843.6	40.2	—	883.8
Cash and cash equivalents	—	—	—	—	146.8	2.0	—	148.8
Investment in subsidiaries	777.6	7.8	795.0	—	2.1	—	(1,582.5)	—
Rent and other receivables	—	—	—	—	40.3	0.9	—	41.2
Intercompany receivable	—	—	508.1	508.2	0.2	—	(1,016.5)	—
Goodwill	—	—	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	—	—	85.9	—	—	85.9
Due from affiliates	—	—	—	—	0.6	—	—	0.6
Other assets	—	—	14.1	14.1	53.0	3.2	(14.1)	70.3
Total assets	$777.6	$7.8	$1,317.2	$522.3	$1,448.7	$46.3	$(2,613.1)	$1,506.8
Accounts payable and accrued expenses	$—	$—	$7.8	$4.2	$58.6	$0.4	$(4.2)	$66.8
Deferred revenue	—	—	—	—	55.1	0.8	—	55.9
Intercompany payable	—	—	—	—	508.1	0.2	(508.3)	—
Due to affiliates	—	—	6.8	—	1.7	—	—	8.5
Capital lease obligations	—	—	—	—	8.6	8.1	—	16.7
Long-term debt	—	—	525.0	525.0	—	—	(525.0)	525.0
Other financing arrangements	—	—	—	—	21.6	34.7	—	56.3
Total liabilities	—	—	539.6	529.2	653.7	44.2	(1,037.5)	729.2
Total equity	777.6	7.8	777.6	(6.9)	795.0	2.1	(1,575.6)	777.6
Total liabilities and equity	$777.6	$7.8	$1,317.2	$522.3	$1,448.7	$46.3	$(2,613.1)	$1,506.8

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

(dollars in millions)	As of December 31, 2012
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Land	$—	$—	$—	$—	$44.5	$—	$—	$44.5
Buildings and improvements	—	—	—	—	695.7	26.8	—	722.5
Equipment	—	—	—	—	52.0	0.4	—	52.4
Construction in progress	—	—	—	—	51.4	12.8	—	64.2
Subtotal	—	—	—	—	843.6	40.0	—	883.6
Accumulated depreciation	—	—	—	—	(174.8)	(1.9)	—	(176.7)
Net investment in real estate	—	—	—	—	668.8	38.1	—	706.9
Cash and cash equivalents	—	—	—	—	15.6	0.9	—	16.5
Investment in subsidiaries	—	—	497.2	—	0.4	—	(497.6)	—
Rent and other receivables	—	—	—	—	32.6	0.6	—	33.2
Restricted cash	—	—	—	—	6.3	—	—	6.3
Goodwill	—	—	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	—	—	102.6	—	—	102.6
Intercompany receivable	—	—	508.2	508.2	—	—	(1,016.4)	—
Due from affiliates	—	—	—	—	2.2	—	—	2.2
Other assets	7.9	—	17.0	17.0	41.6	0.5	(17.0)	67.0
Total assets	$7.9	$—	$1,022.4	$525.2	$1,146.3	$40.1	$(1,531.0)	$1,210.9
Accounts payable and accrued expenses	$0.8	$—	$4.4	$4.4	$31.7	$0.2	$(4.4)	$37.1
Deferred revenue	—	—	—	—	52.3	0.5	—	52.8
Intercompany payable	—	—	—	—	508.0	0.2	(508.2)	—
Due to affiliates	—	—	—	—	2.9	—	—	2.9
Capital lease obligations	—	—	—	—	23.2	9.0	—	32.2
Long-term debt	—	—	525.0	525.0	—	—	(525.0)	525.0
Other financing arrangements	—	—	—	—	31.0	29.8	—	60.8
Total liabilities	0.8	—	529.4	529.4	649.1	39.7	(1,037.6)	710.8
Total parent’s net investment	7.1	—	493.0	(4.2)	497.2	0.4	(493.4)	500.1
Total liabilities and parent’s net investment	$7.9	$—	$1,022.4	$525.2	$1,146.3	$40.1	$(1,531.0)	$1,210.9

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Consolidating Statements of Operations

(dollars in millions)	Period Ended December 31, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$—	$—	$244.3	$4.1	$—	$248.4
Costs and expenses:
Property operating expenses	—	—	—	—	85.9	2.5	—	88.4
Sales and marketing	—	—	—	—	9.7	0.2	—	9.9
General and administrative	—	—	—	—	26.3	0.2	—	26.5
Depreciation and amortization	—	—	—	—	87.1	2.8	—	89.9
Restructuring charges	—	—	—	—	0.7	—	—	0.7
Transaction costs	—	—	—	—	1.3	—	—	1.3
Asset Impairment	—	—	—	—	2.8	—	—	2.8
Total costs and expenses	—	—	—	—	213.8	5.7	—	219.5
Operating income (loss)	—	—	—	—	30.5	(1.6)	—	28.9
Interest expense	—	—	36.5	36.5	1.8	2.9	(36.5)	41.2
Other income	—	—	—	—	(0.1)	—	—	(0.1)
Loss on Extinguishment of debt	—	—	—	—	1.3	—	—	1.3
Income (loss) before income taxes	—	—	(36.5)	(36.5)	27.5	(4.5)	36.5	(13.5)
Income tax expense	—	—	—	—	(1.9)	—	—	(1.9)
Equity earnings (loss) related to investment in subsidiaries	(15.6)	(0.2)	20.9	—	(4.5)	—	(0.6)	—
Income (loss) from continuing operations	(15.6)	(0.2)	(15.6)	(36.5)	21.1	(4.5)	35.9	(15.4)
Loss on sale of real estate improvements	—	—	—	—	(0.2)	—	—	(0.2)
Net loss	(15.6)	(0.2)	(15.6)	(36.5)	20.9	(4.5)	35.9	(15.6)
Noncontrolling interest in net loss	10.3	—	—	—	—	—	—	10.3
Net income (loss) attributed to common shareholders	$(5.3)	$(0.2)	$(15.6)	$(36.5)	$20.9	$(4.5)	$35.9	$(5.3)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

(dollars in millions)	Period Ended January 23, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$—	$—	$14.9	$0.2	$—	$15.1
Costs and expenses:
Property operating expenses	—	—	—	—	4.8	—	—	4.8
Sales and marketing	—	—	—	—	0.7	—	—	0.7
General and administrative	—	—	—	—	1.4	0.1	—	1.5
Transaction-related compensation	—	—	—	—	20.0	—	—	20.0
Depreciation and amortization	—	—	—	—	5.2	0.1	—	5.3
Transaction costs	—	—	—	—	0.1	—	—	0.1
Total costs and expenses	—	—	—	—	32.2	0.2	—	32.4
Operating loss	—	—	—	—	(17.3)	—	—	(17.3)
Interest expense	—	—	2.3	2.3	0.1	0.1	(2.3)	2.5
Loss before income taxes	—	—	(2.3)	(2.3)	(17.4)	(0.1)	2.3	(19.8)
Income tax expense	—	—	—	—	(0.4)	—	—	(0.4)
Equity loss related to investment in subsidiaries	—	—	(17.9)	—	(0.1)	—	18.0	—
Loss from continuing operations	—	—	(20.2)	(2.3)	(17.9)	(0.1)	20.3	(20.2)
Net loss	$—	$—	$(20.2)	$(2.3)	$(17.9)	$(0.1)	$20.3	$(20.2)

(dollars in millions)	Year Ended December 31, 2012
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$—	$—	$219.4	$1.4	$—	$220.8
Costs and expenses:
Property operating expenses	—	—	—	—	74.1	1.9	—	76.0
Sales and marketing	—	—	—	—	9.5	0.2	—	9.7
General and administrative	—	—	—	—	20.6	0.1	—	20.7
Depreciation and amortization	—	—	—	—	71.9	1.5	—	73.4
Transaction costs	—	—	5.7	—	—	—	—	5.7
Management fees charged by CBI	—	—	—	—	2.5	—	—	2.5
Loss on sale of receivables to an affiliate	—	—	—	—	3.2	—	—	3.2
Asset impairment	—	—	—	—	13.3	—	—	13.3
Total costs and expenses	—	—	5.7	—	195.1	3.7	—	204.5
Operating income (loss)	—	—	(5.7)	—	24.3	(2.3)	—	16.3
Interest expense	—	—	4.2	4.2	35.0	2.6	(4.2)	41.8
Loss before income taxes	—	—	(9.9)	(4.2)	(10.7)	(4.9)	4.2	(25.5)
Income tax benefit	—	—	—	—	5.1	—	—	5.1
Equity loss related to investment in subsidiaries	—	—	(10.4)	—	(4.9)	—	15.3	—
Loss from continuing operations	—	—	(20.3)	(4.2)	(10.5)	(4.9)	19.5	(20.4)
Gain on sale of real estate improvements	—	—	—	—	0.1	—	—	0.1
Net loss	$—	$—	$(20.3)	$(4.2)	$(10.4)	$(4.9)	$19.5	$(20.3)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

(dollars in millions)	Year Ended December 31, 2011
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$—	$—	$181.5	$0.2	$—	$181.7
Costs and expenses:
Property operating expenses	—	—	—	—	57.9	0.3	—	58.2
Sales and marketing	—	—	—	—	9.1	—	—	9.1
General and administrative	—	—	—	—	12.4	0.1	—	12.5
Depreciation and amortization	—	—	—	—	55.1	0.4	—	55.5
Transaction costs	—	—	—	—	2.6	—	—	2.6
Management fees charged by CBI	—	—	—	—	2.3	—	—	2.3
Loss on sale of receivables to an affiliate	—	—	—	—	3.5	—	—	3.5
Total costs and expenses	—	—	—	—	142.9	0.8	—	143.7
Operating income (loss)	—	—	—	—	38.6	(0.6)	—	38.0
Interest expense	—	—	—	—	32.3	0.6	—	32.9
Loss on extinguishment of debt	—	—	—	—	1.4	—	—	1.4
Income (loss) before income taxes	—	—	—	—	4.9	(1.2)	—	3.7
Income tax expense	—	—	—	—	(2.2)	—	—	(2.2)
Equity loss related to investment in subsidiaries	—	—	—	—	(1.2)	—	1.2	—
Income (loss) from continuing operations	—	—	—	—	1.5	(1.2)	1.2	1.5
Net income (loss)	$—	$—	$—	$—	$1.5	$(1.2)	$1.2	$1.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Consolidating Statements of Cash Flows

(dollars in millions)	Period Ended December 31, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(15.6)	(0.2)	$(15.6)	$(36.5)	20.9	$(4.5)	$35.9	$(15.6)
Equity earnings (loss) related to investment in subsidiaries	15.6	0.2	(20.9)	—	4.5	—	0.6	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	(7.1)	—	(9.4)	4.6	82.0	2.8	32.1	$105.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables and other assets	9.4	—	—	—	(9.9)	(3.0)	(12.2)	$(15.7)
(Decrease) increase in accounts payable and accrued expenses	(2.3)	—	4.8	(2.3)	0.2	0.3	(15.3)	$(14.6)
Increase (decrease) in payables to related parties	—	—	6.8	—	18.4	—	(6.8)	$18.4
Other changes in assets and liabilities	—	—	—	—	(0.3)	0.2	—	$(0.1)
Net cash (used in) provided by operating activities	—	—	(34.3)	(34.2)	115.8	(4.2)	34.3	77.4
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	—	—	(48.0)	—	—	(48.0)
Capital expenditures - other	—	—	—	—	(172.9)	—	—	(172.9)
Investment in subsidiaries	(337.1)	—	(337.1)	—	—	—	674.2	—
Return of investment	31.0	—	66.5	35.5	—	—	(133.0)	—
Release of restricted cash	—	—	—	—	4.4	—	—	4.4
Intercompany advances, net	—	—	—	—	—	—	—	—
Other, net	—	—	—	—	(0.2)	—	—	(0.2)
Net cash (used in) provided by investing activities	(306.1)	—	(270.6)	35.5	(216.7)	—	541.2	(216.7)
Cash flows from financing activities:
Issuance of common stock/partnership units	360.5	—	337.1	—	—	—	(337.1)	360.5
IPO costs	(23.4)	—	—	—	(3.2)	—	—	(26.6)
Dividends paid	(31.0)	—	(31.0)	—	(31.0)	—	62.0	(31.0)
Payments on capital leases	—	—	—	—	(4.4)	(0.9)	—	(5.3)
Other financing arrangements	—	—	—	—	(0.5)	(0.2)	—	(0.7)
Payments to buyout capital leases	—	—	—	—	(9.6)	—	—	(9.6)
Payment to buyout other financing arrangement	—	—	—	—	(10.2)	—	—	(10.2)
Contributions from parent guarantor	—	—	—	—	295.4	6.3	(301.7)	—
Debt issuance costs	—	—	(1.3)	(1.3)	—	—	1.3	(1.3)
Net cash provided by (used in) financing activities	306.1	—	304.8	(1.3)	236.5	5.2	(575.5)	275.8
Net (decrease) increase in cash and cash equivalents	—	—	(0.1)	—	135.6	1.0	—	136.5
Cash and cash equivalents at beginning of period	—	—	0.1	—	11.2	1.0	—	12.3
Cash and cash equivalents at end of period	$—	$—	$—	$—	$146.8	$2.0	$—	$148.8

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

(dollars in millions)	Period Ended January 23, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$—	—	$(20.2)	(2.3)	$(17.9)	(0.1)	$20.3	(20.2)
Equity loss related to investment in subsidiaries	—	—	17.9	—	0.1	—	(18.0)	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	—	—	0.2	0.2	5.6	0.1	(0.2)	5.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables and other assets	0.2	—	—	—	(9.8)	—	—	(9.6)
(Decrease) increase in accounts payable and accrued expenses	(0.2)	—	2.1	2.1	18.6	—	(2.1)	20.5
Increase (decrease) in payables to related parties	—	—	—	—	1.5	—	—	1.5
Other changes in assets and liabilities	—	—	—	—	3.8	0.1	—	3.9
Net cash provided by operating activities	—	—	—	—	1.9	0.1	—	2.0
Cash flows from investing activities:
Capital expenditures - other	—	—	—	—	(7.7)	—	—	(7.7)
Release of restricted cash	—	—	—	—	1.9	—	—	1.9
Intercompany advances, net	—	—	0.1	—	(0.1)	—	—	—
Net cash provided by (used in) investing activities	—	—	0.1	—	(5.9)	—	—	(5.8)
Cash flows from financing activities:
Payments on capital lease obligations	—	—	—	—	(0.6)	—	—	(0.6)
Contributions from parent, net	—	—	—	—	0.2	—	—	0.2
Net cash used in financing activities	—	—	—	—	(0.4)	—	—	(0.4)
Net increase (decrease) in cash and cash equivalents	—	—	0.1	—	(4.4)	0.1	—	(4.2)
Cash and cash equivalents at beginning of period	—	—	—	—	15.6	0.9	—	16.5
Cash and cash equivalents at end of period	$—	$—	$0.1	$—	$11.2	$1.0	$—	$12.3

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

(dollars in millions)	Year Ended December 31, 2012
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$—	$—	$(20.3)	$(4.2)	$(10.4)	$(4.9)	$19.5	$(20.3)
Equity loss related to investment in subsidiaries	—	—	10.4	—	4.9	—	(15.3)	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	—	—	0.2	0.2	83.9	1.5	(0.2)	85.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables and other assets	(7.9)	—	—	—	(15.5)	(0.6)	—	(24.0)
(Decrease) increase in accounts payable and accrued expenses	0.8	—	4.4	4.4	(5.5)	(0.3)	(4.4)	(0.6)
Increase (decrease) in payables to related parties	—	—	—	—	3.3	0.5	—	3.8
Net cash ( used in) provided by operating activities	(7.1)	—	(5.3)	0.4	60.7	(3.8)	(0.4)	44.5
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	—	—	(25.1)	(0.3)	—	(25.4)
Capital expenditures - other	—	—	—	—	(202.9)	—	—	(202.9)
Proceeds from sale of assets	—	—	—	—	0.2	—	—	0.2
Increase in restricted cash	—	—	—	—	(11.1)	—	—	(11.1)
Release of restricted cash	—	—	—	—	4.8	—	—	4.8
Advances to affiliate	—	—	—	—	(18.3)	—	—	(18.3)
Intercompany advances, net	—	—	(508.2)	(508.2)	508.1	0.1	508.2	—
Other, net	—	—	—	—	0.1	—	—	0.1
Net cash (used in) provided by investing activities	—	—	(508.2)	(508.2)	255.8	(0.2)	508.2	(252.6)
Cash flows from financing activities:
Borrowings from affiliates, net	—	—	—	—	119.8	—	—	119.8
Repayment of related party note	—	—	—	—	(400.0)	—	—	(400.0)
Proceeds from issuance of debt	—	—	525.0	525.0	—	—	(525.0)	525.0
Payment on capital lease obligations	—	—	—	—	(8.4)	(0.6)	—	(9.0)
Debt issuance costs	—	—	(17.2)	(17.2)	—	—	17.2	(17.2)
Contributions from (distribution to) parent, net	7.1	—	5.7	—	(12.7)	5.3	—	5.4
Net cash provided by (used in) financing activities	7.1	—	513.5	507.8	(301.3)	4.7	(507.8)	224.0
Net increase in cash and cash equivalents	—	—	—	—	15.2	0.7	—	15.9
Cash and cash equivalents at beginning of period	—	—	—	—	0.4	0.2	—	0.6
Cash and cash equivalents at end of period	$—	$—	$—	$—	$15.6	$0.9	$—	$16.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

(dollars in millions)	Year Ended December 31, 2011
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net income (loss)	$—	$—	$—	$—	$1.5	$(1.2)	$1.2	$1.5
Equity loss related to investment in subsidiaries	—	—	—	—	1.2	—	(1.2)	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	—	—	—	—	61.6	0.4	—	62.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables and other assets	—	—	—	—	(2.9)	(0.4)	—	(3.3)
(Decrease) increase in accounts payable and accrued expenses	—	—	—	—	3.2	0.3	—	3.5
Increase (decrease) in payables to related parties	—	—	—	—	2.3	—	—	2.3
Net cash provided by operating activities	—	—	—	—	66.9	(0.9)	—	66.0
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	—	—	(22.4)	—	—	(22.4)
Advances to affiliate	—	—	—	—	(95.1)	—	—	(95.1)
Intercompany advances, net	—	—	—	—	11.6	—	—	11.6
Other, net	—	—	—	—	0.1	—	—	0.1
Net cash used in investing activities	—	—	—	—	(105.8)	—	—	(105.8)
Cash flows from financing activities:
Borrowings from affiliates, net	—	—	—	—	66.6	—	—	66.6
Payment on capital lease obligations	—	—	—	—	(7.0)	—	—	(7.0)
Payments on financing obligations	—	—	—	—	(16.2)	—	—	(16.2)
Distributions to parent, net	—	—	—	—	(8.9)	1.1	—	(7.8)
Other, net	—	—	—	—	(0.1)	—	—	(0.1)
Net cash used in financing activities	—	—	—	—	34.4	1.1	—	35.5
Net increase (decrease) in cash and cash equivalents	—	—	—	—	(4.5)	0.2	—	(4.3)
Cash and cash equivalents at beginning of period	—	—	—	—	4.9	—	—	4.9
Cash and cash equivalents at end of period	$—	$—	$—	$—	$0.4	$0.2	$—	$0.6

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

CyrusOne LP
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the “Issuers”), had $525 million aggregate principal amount of Senior Notes outstanding at December 31, 2013 and 2012. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (“Parent Guarantor”), CyrusOne GP (“General Partner”), and CyrusOne LP’s 100% owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc. and CyrusOne Foreign Holdings LLC (such subsidiaries, together the “Guarantors”). None of the subsidiaries organized outside of the United States (collectively, the “Non-Guarantors”) guarantee the Senior Notes. Subject to the provisions of the indenture governing the Senior Notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

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

Guarantors—The guarantors include CyrusOne LLC, CyrusOne TRS Inc., and CyrusOne Foreign Holdings LLC. CyrusOne LLC accounts for all of the domestic operations of CyrusOne LP, including the businesses that composed the Predecessor operations. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly owns 100% of the Non-Guarantors. As of December 31, 2013, CyrusOne TRS Inc. had not incurred any obligations or recorded any material transactions for the period ended December 31, 2013 and January 23, 2013.

As of December 31, 2013, the Non-Guarantors consist of 100% owned subsidiaries, which conduct operations in the United Kingdom and Singapore.

The following schedules present the financial information for the periods ended December 31, 2013, and January 23, 2013, and the years ended December 31, 2012 and December 31, 2011, for the LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors. The financial statements for the period ended January 23, 2013, present the financial information prior to the effective date of the IPO, and the financial statements for the period ended December 31, 2013, present the financial information after the effective date of the IPO. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Consolidating Balance Sheets

(dollars in millions)	As of December 31, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Land	$—	$—	$89.3	$—	$—	$89.3
Buildings and improvements	—	—	739.6	44.1	—	783.7
Equipment	—	—	189.4	0.8	—	190.2
Construction in progress	—	—	57.3	—	—	57.3
Subtotal	—	—	1,075.6	44.9	—	1,120.5
Accumulated depreciation	—	—	(232.0)	(4.7)	—	(236.7)
Net investment in real estate	—	—	843.6	40.2	—	883.8
Cash and cash equivalents	—	—	146.8	2.0	—	148.8
Investment in subsidiaries	795.0	—	2.1	—	(797.1)	—
Rent and other receivables	—	—	40.3	0.9	—	41.2
Intercompany receivable	508.1	508.2	0.2	—	(1,016.5)	—
Goodwill	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	85.9	—	—	85.9
Due from affiliates	—	—	0.6	—	—	0.6
Other assets	14.1	14.1	53.0	3.2	(14.1)	70.3
Total assets	$1,317.2	$522.3	$1,448.7	$46.3	$(1,827.7)	$1,506.8
Accounts payable and accrued expenses	$7.8	$4.2	$58.6	$0.4	$(4.2)	$66.8
Deferred revenue	—	—	55.1	0.8	—	55.9
Intercompany payable	—	—	508.1	0.2	(508.3)	—
Due to affiliates	6.8	—	1.7	—	—	8.5
Capital lease obligations	—	—	8.6	8.1	—	16.7
Long-term debt	525.0	525.0	—	—	(525.0)	525.0
Other financing arrangements	—	—	21.6	34.7	—	56.3
Total liabilities	539.6	529.2	653.7	44.2	(1,037.5)	729.2
Partnership capital	777.6	(6.9)	795.0	2.1	(790.2)	777.6
Total liabilities and partnership capital	$1,317.2	$522.3	$1,448.7	$46.3	$(1,827.7)	$1,506.8

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

(dollars in millions)	As of December 31, 2012
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Land	$—	$—	$44.5	$—	$—	$44.5
Buildings and improvements	—	—	695.7	26.8	—	722.5
Equipment	—	—	52.0	0.4	—	52.4
Construction in progress	—	—	51.4	12.8	—	64.2
Subtotal	—	—	843.6	40.0	—	883.6
Accumulated depreciation	—	—	(174.8)	(1.9)	—	(176.7)
Net investment in real estate	—	—	668.8	38.1	—	706.9
Cash and cash equivalents	—	—	15.6	0.9	—	16.5
Investment in subsidiaries	497.2	—	0.4	—	(497.6)	—
Rent and other receivables	—	—	32.6	0.6	—	33.2
Restricted cash	—	—	6.3	—	—	6.3
Goodwill	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	102.6	—	—	102.6
Intercompany receivable	508.2	508.2	—	—	(1,016.4)	—
Due from affiliates	—	—	2.2	—	—	2.2
Other assets	17.0	17.0	41.6	0.5	(17.0)	59.1
Total assets	$1,022.4	$525.2	$1,146.3	$40.1	$(1,531.0)	$1,203.0
Accounts payable and accrued expenses	$4.4	$4.4	$31.7	$0.2	$(4.4)	$36.3
Deferred revenue	—	—	52.3	0.5	—	52.8
Intercompany payable	—	—	508.0	0.2	(508.2)	—
Due to affiliates	—	—	2.9	—	—	2.9
Capital lease obligations	—	—	23.2	9.0	—	32.2
Long-term debt	525.0	525.0	—	—	(525.0)	525.0
Other financing arrangements	—	—	31.0	29.8	—	60.8
Total liabilities	529.4	529.4	649.1	39.7	(1,037.6)	710.0
Total parent’s net investment	493.0	(4.2)	497.2	0.4	(493.4)	493.0
Total liabilities and parent’s net investment	$1,022.4	$525.2	$1,146.3	$40.1	$(1,531.0)	$1,203.0

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Consolidating Statements of Operations

(dollars in millions)	Period Ended December 31, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$244.3	$4.1	$—	$248.4
Costs and expenses:
Property operating expenses	—	—	85.9	2.5	—	88.4
Sales and marketing	—	—	9.7	0.2	—	9.9
General and administrative	—	—	26.3	0.2	—	26.5
Depreciation and amortization	—	—	87.1	2.8	—	89.9
Restructuring charges	—	—	1.3	—	—	1.3
Transaction costs	—	—	0.7	—	—	0.7
Asset Impairment	—	—	2.8	—	—	2.8
Total costs and expenses	—	—	213.8	5.7	—	219.5
Operating income (loss)	—	—	30.5	(1.6)	—	28.9
Interest expense	36.5	36.5	1.8	2.9	(36.5)	41.2
Other income	—	—	(0.1)	—	—	(0.1)
Loss on extinguishment of debt	—	—	1.3	—	—	1.3
Income (loss) before income taxes	(36.5)	(36.5)	27.5	(4.5)	36.5	(13.5)
Income tax expense	—	—	(1.9)	—	—	(1.9)
Equity earnings (loss) related to investment in subsidiaries	20.9	—	(4.5)	—	(16.4)	—
Income (loss) from continuing operations	(15.6)	(36.5)	21.1	(4.5)	20.1	(15.4)
Loss on sale of real estate improvements	—	—	(0.2)	—	—	(0.2)
Net income (loss)	$(15.6)	$(36.5)	$20.9	$(4.5)	$20.1	$(15.6)

(dollars in millions)	Period Ended January 23, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$14.9	$0.2	$—	$15.1
Costs and expenses:
Property operating expenses	—	—	4.8	—	—	4.8
Sales and marketing	—	—	0.7	—	—	0.7
General and administrative	—	—	1.4	0.1	—	1.5
Transaction-related compensation	—	—	20.0	—	—	20.0
Depreciation and amortization	—	—	5.2	0.1	—	5.3
Transaction costs	—	—	0.1	—	—	0.1
Total costs and expenses	—	—	32.2	0.2	—	32.4
Operating loss	—	—	(17.3)	—	—	(17.3)
Interest expense	2.3	2.3	0.1	0.1	(2.3)	2.5
Loss before income taxes	(2.3)	(2.3)	(17.4)	(0.1)	2.3	(19.8)
Income tax expense	—	—	(0.4)	—	—	(0.4)
Equity loss related to investment in subsidiaries	(17.9)	—	(0.1)	—	18.0	—
Loss from continuing operations	(20.2)	(2.3)	(17.9)	(0.1)	20.3	(20.2)
Net loss	$(20.2)	$(2.3)	$(17.9)	$(0.1)	$20.3	$(20.2)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

(dollars in millions)	Year Ended December 31, 2012
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$219.4	$1.4	$—	$220.8
Costs and expenses:
Property operating expenses	—	—	74.1	1.9	—	76.0
Sales and marketing	—	—	9.5	0.2	—	9.7
General and administrative	—	—	20.6	0.1	—	20.7
Depreciation and amortization	—	—	71.9	1.5	—	73.4
Transaction costs	5.7	—	—	—	—	5.7
Management fees charged by CBI	—	—	2.5	—	—	2.5
Loss on sale of receivables to an affiliate	—	—	3.2	—	—	3.2
Asset impairments	—	—	13.3	—	—	13.3
Total costs and expenses	5.7	—	195.1	3.7	—	204.5
Operating income (loss)	(5.7)	—	24.3	(2.3)	—	16.3
Interest expense	4.2	4.2	35.0	2.6	(4.2)	41.8
Loss before income taxes	(9.9)	(4.2)	(10.7)	(4.9)	4.2	(25.5)
Income tax benefit	—	—	5.1	—	—	5.1
Equity loss related to investment in subsidiaries	(10.4)	—	(4.9)	—	15.3	—
Loss from continuing operations	(20.3)	(4.2)	(10.5)	(4.9)	19.5	(20.4)
Gain on sale of real estate improvements	—	—	0.1	—	—	0.1
Net loss	$(20.3)	$(4.2)	$(10.4)	$(4.9)	$19.5	$(20.3)

(dollars in millions)	Year Ended December 31, 2011
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$181.5	$0.2	$—	$181.7
Costs and expenses:
Property operating expenses	—	—	57.9	0.3	—	58.2
Sales and marketing	—	—	9.1	—	—	9.1
General and administrative	—	—	12.4	0.1	—	12.5
Depreciation and amortization	—	—	55.1	0.4	—	55.5
Transaction costs	—	—	2.6	—	—	2.6
Management fees charged by CBI	—	—	2.3	—	—	2.3
Loss on sale of receivables to an affiliate	—	—	3.5	—	—	3.5
Total costs and expenses	—	—	142.9	0.8	—	143.7
Operating income (loss)	—	—	38.6	(0.6)	—	38.0
Interest expense	—	—	32.3	0.6	—	32.9
Loss on extinguishment of debt	—	—	1.4	—	—	1.4
Income (loss) before income taxes	—	—	4.9	(1.2)	—	3.7
Income tax expense	—	—	(2.2)	—	—	(2.2)
Equity loss related to investment in subsidiaries	—	—	(1.2)	—	1.2	—
Income (loss) from continuing operations	—	—	1.5	(1.2)	1.2	1.5
Net income (loss)	$—	$—	$1.5	$(1.2)	$1.2	$1.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Consolidating Statements of Cash Flows

(dollars in millions)	Period Ended December 31, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(15.6)	$(36.5)	$20.9	$(4.5)	$20.1	$(15.6)
Equity earnings (loss) related to investment in subsidiaries	(20.9)	—	4.5	—	16.4	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	(9.4)	4.6	82.0	2.8	25.0	105.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables and other assets	—	—	(9.9)	(3.0)	(2.8)	(15.7)
Increase (decrease) in accounts payable and accrued expenses	4.8	(2.3)	0.2	0.3	(17.6)	(14.6)
Increase (decrease) in payables to related parties	6.8	—	18.4	—	(6.8)	18.4
Other changes in assets and liabilities	—	—	(0.3)	0.2	—	(0.1)
Net cash provided by (used in) operating activities	(34.3)	(34.2)	115.8	(4.2)	34.3	77.4
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	(48.0)	—	—	(48.0)
Capital expenditures - other	—	—	(172.9)	—	—	(172.9)
Investment in subsidiaries	(337.1)	—	—	—	337.1	—
Return of investment	66.5	35.5	—	—	(102.0)	—
Release of restricted cash	—	—	4.4	—	—	4.4
Intercompany advances, net	—	—	—	—	—	—
Other, net	—	—	(0.2)	—	—	(0.2)
Net cash provided by (used in) investing activities	(270.6)	35.5	(216.7)	—	235.1	(216.7)
Cash flows from financing activities:
Issuance of partnership units	337.1	—	(3.2)	—	—	333.9
Distributions paid	(31.0)	—	(31.0)	—	31.0	(31.0)
Payments on capital leases	—	—	(4.4)	(0.9)	—	(5.3)
Other financing arrangements	—	—	(0.5)	(0.2)	—	(0.7)
Payments to buyout capital leases	—	—	(9.6)	—	—	(9.6)
Payment to buyout other financing arrangement	—	—	(10.2)	—	—	(10.2)
Contribution from parent, net	—	—	295.4	6.3	(301.7)	—
Debt issuance costs	(1.3)	(1.3)	—	—	1.3	(1.3)
Net cash provided by (used in) financing activities	304.8	(1.3)	236.5	5.2	(269.4)	275.8
Net increase (decrease) in cash and cash equivalents	(0.1)	—	135.6	1.0	—	136.5
Cash and cash equivalents at beginning of period	0.1	—	11.2	1.0	—	12.3
Cash and cash equivalents at end of period	$—	$—	$146.8	$2.0	$—	$148.8

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

(dollars in millions)	Period Ended January 23, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(20.2)	(2.3)	$(17.9)	(0.1)	$20.3	$(20.2)
Equity loss related to investment in subsidiaries	17.9	—	0.1	—	(18.0)	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	0.2	0.2	5.6	0.1	(0.2)	5.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables and other assets	—	—	(9.6)	—	—	(9.6)
(Decrease) increase in accounts payable and accrued expenses	2.1	2.1	18.6	—	(2.3)	20.5
Increase (decrease) in payables to related parties	—	—	1.5	—	—	1.5
Other changes in assets and liabilities	—	—	3.8	0.1	—	3.9
Net cash provided by operating activities	—	—	2.1	0.1	(0.2)	2.0
Cash flows from investing activities:
Capital expenditures - other	—	—	(7.7)	—	—	(7.7)
Release of restricted cash	—	—	1.9	—	—	1.9
Intercompany advances, net	0.1	—	(0.1)	—	—	—
Net cash provided by (used in) investing activities	0.1	—	(5.9)	—	—	(5.8)
Cash flows from financing activities:						—
Payments on capital lease obligations	—	—	(0.6)	—	—	(0.6)
Contributions from parent, net	—	—	0.2	—	—	0.2
Net cash used in financing activities	—	—	(0.4)	—	—	(0.4)
Net increase (decrease) in cash and cash equivalents	0.1	—	(4.2)	0.1	(0.2)	(4.2)
Cash and cash equivalents at beginning of period	—	—	15.6	0.9	—	16.5
Cash and cash equivalents at end of period	$0.1	$—	$11.4	$1.0	$(0.2)	$12.3

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

(dollars in millions)	Year Ended December 31, 2012
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(20.3)	$(4.2)	$(10.4)	$(4.9)	$19.5	$(20.3)
Equity loss related to investment in subsidiaries	10.4	—	4.9	—	(15.3)	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	0.2	0.2	83.9	1.5	(0.2)	85.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables and other assets	—	—	(15.5)	(0.6)	—	(16.1)
(Decrease) increase in accounts payable and accrued expenses	4.4	4.4	(5.5)	(0.3)	(4.4)	(1.4)
Increase (decrease) in payables to related parties	—	—	3.3	0.5	—	3.8
Net cash provided by operating activities	(5.3)	0.4	60.7	(3.8)	(0.4)	51.6
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	(25.1)	(0.3)	—	(25.4)
Capital expenditures - other	—	—	(202.9)	—	—	(202.9)
Proceeds from sale of assets	—	—	0.2	—	—	0.2
Increase in restricted cash	—	—	(11.1)	—	—	(11.1)
Release of restricted cash	—	—	4.8	—	—	4.8
Advances to affiliate	—	—	(18.3)	—	—	(18.3)
Intercompany advances, net	(508.2)	(508.2)	508.1	0.1	508.2	—
Other, net	—	—	0.1	—	—	0.1
Net cash provided by (used in) investing activities	(508.2)	(508.2)	255.8	(0.2)	508.2	(252.6)
Cash flows from financing activities:
Borrowings from affiliates, net	—	—	119.8	—	—	119.8
Repayment of related party note	—	—	(400.0)	—	—	(400.0)
Proceeds from issuance of debt	525.0	525.0	—	—	(525.0)	525.0
Payment on capital lease obligations	—	—	(8.4)	(0.6)	—	(9.0)
Debt issuance costs	(17.2)	(17.2)	—	—	17.2	(17.2)
Contributions from (distributions to) parent, net	5.7	—	(12.7)	5.3	—	(1.7)
Net cash provided by (used in) financing activities	513.5	507.8	(301.3)	4.7	(507.8)	216.9
Net increase in cash and cash equivalents	—	—	15.2	0.7	—	15.9
Cash and cash equivalents at beginning of period	—	—	0.4	0.2	—	0.6
Cash and cash equivalents at end of period	$—	$—	$15.6	$0.9	$—	$16.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

(dollars in millions)	Year Ended December 31, 2011
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net income (loss)	$—	$—	$1.5	$(1.2)	$1.2	$1.5
Equity loss related to investment in subsidiaries	—	—	1.2	—	(1.2)	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	—	—	61.6	0.4	—	62.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables and other assets	—	—	(2.9)	(0.4)	—	(3.3)
(Decrease) increase in accounts payable and accrued expenses	—	—	3.2	0.3	—	3.5
Increase (decrease) in payables to related parties	—	—	2.3	—	—	2.3
Net cash provided by operating activities	—	—	66.9	(0.9)	—	66.0
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	(22.4)	—	—	(22.4)
Advances to affiliate	—	—	(95.1)	—	—	(95.1)
Intercompany advances, net	—	—	11.6	—	—	11.6
Other, net	—	—	0.1	—	—	0.1
Net cash provided by (used in) investing activities	—	—	(105.8)	—	—	(105.8)
Cash flows from financing activities:
Borrowings from affiliates, net	—	—	66.6	—	—	66.6
Payment on capital lease obligations	—	—	(7.0)	—	—	(7.0)
Payments on financing obligations	—	—	(16.2)	—	—	(16.2)
Distributions to parent, net	—	—	(8.9)	1.1	—	(7.8)
Other, net	—	—	(0.1)	—	—	(0.1)
Net cash provided by (used in) financing activities	—	—	34.4	1.1	—	35.5
Net increase (decrease) in cash and cash equivalents	—	—	(4.5)	0.2	—	(4.3)
Cash and cash equivalents at beginning of period	—	—	4.9	—	—	4.9
Cash and cash equivalents at end of period	$—	$—	$0.4	$0.2	$—	$0.6

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

22. Quarterly Financial Information (Unaudited)
The table below reflects the unaudited selected quarterly information for the years ended December 31, 2013 and 2012:

(Dollars in millions, except per share amounts)
	2013
	January 1, 2013 to January 23, 2013	January 24, 2013 to March 31, 2013	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$15.1	$45.0	$63.6	67.5	$72.3	263.5
Operating income (loss)	(17.3)	5.8	5.6	8.5	9.0	11.6
Net loss	(20.2)	(2.8)	(6.8)	(2.2)	(3.6)	(35.6)
Net loss attributed to common shareholders		(0.9)	(2.3)	(0.8)	(1.3)	(5.3)
Basic and diluted loss per share		(0.05)	(0.12)	(0.05)	(0.06)	(0.28)

		2012
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue		$52.1	$54.0	$56.7	$58.0	$220.8
Operating income (loss)		10.2	(4.8)	7.7	3.2	16.3
Net loss		$(0.7)	(9.9)	(2.8)	(6.9)	(20.3)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures (CyrusOne Inc.)
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
Disclosure Controls and Procedures (CyrusOne LP)
CyrusOne LP’s management, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of CyrusOne’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, CyrusOne’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective.
Management’s annual report on internal control over financial reporting (CyrusOne Inc.)
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of our management , including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting. In making its assessment of internal controls over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework (1992).  Based on the evaluation, our management concluded that our internal controls over financial reporting are effective as of December 31, 2013.
Management’s annual report on internal control over financial reporting (CyrusOne LP)
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of our management , including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting. In making its assessment of internal controls over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework (1992).  Based on the evaluation, our management concluded that our internal controls over financial reporting are effective as of December 31, 2013.
Attestation Report of Independent Registered Public Accounting Firm
Because we are an “emerging growth company” as defined in the JOBS Act, we are not currently required to comply with the auditor attestation requirements related to internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.
Changes in Internal Control over Financial Reporting (CyrusOne Inc.)
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Changes in Internal Control over Financial Reporting (CyrusOne LP)

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item can be found in the Proxy Statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Items 11. Executive Compensation

The information required by this item can be found in the Proxy Statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Items 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item can be found in the Proxy Statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item can be found in the Proxy Statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item can be found in the Proxy Statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated and Combined Financial Statements and Schedules. The following consolidated and combined financial statements and schedules are included in this report:

(1)	FINANCIAL STATEMENTS
The response to this portion of Item 15 is submitted under Item 8 of this Annual Report on Form 10-K.

(2)	FINANCIAL STATEMENT SCHEDULES
Schedule II—Valuation and Qualifying Accounts
Schedule III—Consolidated Real Estate and Accumulated Depreciation. The response to this portion of Item 15 is submitted under Item 8 of this Annual Report on Form 10-K.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	EXHIBITS
Any shareholder who wants a copy of the following Exhibits may obtain one from us upon request at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to the Secretary of CyrusOne Inc., 1649 West Frankford Rd., Carrollton, TX 75007

Schedule II.
Valuation and Qualifying Accounts

	Beginning	Charge	Deductions/	End
(dollars in millions)	of Period	to Expenses	(Additions)	of Period
Allowance for Doubtful Accounts
2013	$0.3	$0.4	$0.2	$0.5
2012	—	0.1	(0.2)	0.3
2011	0.2	0.2	0.4	—
Deferred Tax Valuation Allowance
2013	$1.9	$1.7	$—	$3.6
2012	0.3	1.6	—	1.9
2011	0.1	0.2	—	0.3
Prior to October 1, 2012, CyrusOne sold most of its receivables to an affiliated entity at a discount of 2.5% of the face value. Proceeds from the sale of these assets were settled through CBI’s centralized cash management system. Effective October 1, 2012, we terminated our participation in this program.

Schedule III.
Real Estate Properties and Accumulated Depreciation

CyrusOne Inc.
	As of December 31, 2013
(dollars in millions)	Initial Costs			Cost Capitalized Subsequent to Acquisition			Gross Carrying Amount
Description	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Accumulated Depreciation	Acquisition
West Seventh St., Cincinnati, OH (7th Street)	$0.9	$42.2	$—	$—	$65.4	$11.0	$0.9	$107.6	$11.0	$63.6	1999
Parkway Dr., Mason, OH (Mason)	—	—	—	—	20.2	0.6	—	20.2	0.6	9.7	2004
Industrial Rd., Florence, KY (Florence)	2.2	7.7	—	—	33.7	2.4	2.2	41.4	2.4	15.4	2005
Goldcoast Dr., Cincinnati, OH (Goldcoast)	0.6	—	—	—	6.7	0.1	0.6	6.7	0.1	1.8	2007
Knightsbridge Dr., Hamilton, OH (Hamilton)	—	9.5	—	—	39.7	3.6	—	49.2	3.6	17.9	2007
E. Monroe St., South Bend, IN (Monroe St.)	—	—	—	—	2.5	—	—	2.5	—	1.0	2007
Springer St., Lombard, IL (Lombard)	0.7	3.2	—	—	1.4	0.2	0.7	4.6	0.2	0.5	2008
Crescent Circle, South Bend, IN (Blackthorn)	—	1.1	—	—	2.2	0.2	—	3.3	0.2	1.0	2008
Kingsview Dr., Lebanon, OH (Lebanon)	4.0	12.3	—	—	59.4	2.2	4.0	71.7	2.2	16.6	2008
McAuley Place, Blue Ash, OH (Blue Ash)	—	2.6	—	—	(2.0)	—	—	0.6	—	0.1	2009
Westway Park Blvd., Houston, TX (Houston West 1)(a)	1.4	21.4	0.1	—	63.0	39.3	1.4	84.4	39.4	25.4	2010
Westway Park Blvd., Houston, TX (Houston West 2)	2.0	—	—	—	22.4	15.8	2.0	22.4	15.8	1.9	2013
Westway Park Blvd., Houston, TX (Houston West 3)	18.3	—	—	—	—	—	18.3	—	—	—	2013
Southwest Fwy., Houston, TX (Galleria)	—	56.0	2.0	—	12.4	11.3	—	68.4	13.3	21.8	2010
E. Ben White Blvd., Austin, TX (Austin 1)	—	11.9	0.2	—	10.6	1.0	—	22.5	1.2	6.3	2010
S. State Highway 121 Business, Lewisville, TX (Lewisville)	—	46.2	2.2	—	30.8	18.1	—	77.0	20.3	28.4	2010
Marsh Lane, Carrollton, TX (Marsh Ln)	—	—	—	—	0.1	0.5	—	0.1	0.5	0.2	2010
Midway Rd., Carrollton, TX (Midway)	—	1.8	—	—	0.2	0.4	—	2.0	0.4	2.1	2010
W. Frankford Rd., Carrollton, TX (Carrollton)	16.1	—	—	—	42.6	34.8	16.1	42.6	34.8	5.2	2012
Bryan St., Dallas, TX (Bryan St)	—	0.1	—	—	—	0.1	—	0.1	0.1	0.1	2010
North Freeway, Houston, TX (Greenspoint)	—	—	—	—	1.3	0.4	—	1.3	0.4	0.8	2010
South Ellis Street, Chandler, AZ (Phoenix)	15.0	—	—	—	55.7	11.7	15.0	55.7	11.7	3.7	2011
Westover Hills Blvd., San Antonio, TX (San Antonio 1)	4.6	3.0	—	—	29.1	29.5	4.6	32.1	29.5	4.2	2011
Westover Hills Blvd., San Antonio, TX (San Antonio 2)	6.7	—	—	—	—	—	6.7	—	—	—	2013
Metropolis Dr., Austin, TX (Austin 2)	2.0	—	—	—	23.1	1.7	2.0	23.1	1.7	4.3	2011
Kestral Way (London)	—	16.5	—	—	18.3	0.7	—	34.8	0.7	2.6	2011
Jurong East (Singapore)	—	9.0	—	—	0.4	0.1	—	9.4	0.1	2.1	2011
Ridgetop Circle, Sterling, VA (Northern VA)	6.9	—	—	—	—	—	6.9	—	—	—	2013
Metropolis Dr., Austin, TX (Austin 3)	7.9	—	—	—	—	—	7.9	—	—	—	2013
	$89.3	$244.5	$4.5	$—	$539.2	$185.7	$89.3	$783.7	$190.2	$236.7

(a)	The “Gross Carrying Amount” for this respective asset, reflects an impairment of $2.8 million recorded in 2013.
The aggregate cost of the total properties for federal income tax purposes was $1,491.7 million at December 31, 2013.

Historical Cost and Accumulated Depreciation and Amortization
The following table reconciles the historical cost and accumulated depreciation for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
(dollars in millions)	2013	2012	2011
Property
Balance—beginning of period	$883.6	$660.2	$498.4
Disposals	(8.5)	(1.2)	(1.2)
Impairments	(4.0)	(17.1)	—
Additions (acquisitions and improvements)	249.4	241.7	163.0
Balance, end of period	$1,120.5	$883.6	$660.2
Accumulated Depreciation
Balance—beginning of period	$176.7	$131.2	$94.7
Disposals	(9.3)	(1.2)	(1.2)
Impairments	(0.9)	(5.3)	—
Additions (depreciation and amortization expense)	70.2	52.0	37.7
Balance, end of period	$236.7	$176.7	$131.2

The exhibits required by Item 601 of Regulation S-K are listed below:

Exhibit No.	Exhibit Description

3.1	Articles of Amendment and Restatement of CyrusOne Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed by the Registrant on January 25, 2013 (Registration No. 001-35789)).

3.2	Amended and Restated Bylaws of CyrusOne Inc. (Incorporated by reference to Exhibit 3.2 of Form 8-K, filed by the Registrant on January 25, 2013 (Registration No. 001-35789)).

3.3	Amended and Restated Agreement of Limited Partnership of CyrusOne LP. (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on January 25, 2013 (Registration No. 001-35789)).

4.1
Registration Rights Agreement, dated January 24, 2013, by and among CyrusOne Inc., CyrusOne GP, CyrusOne LP and Data Center Investments Holdco LLC and Data Centers South Holdings LLC. (Incorporated by reference to Exhibit 1.2 of Form 8-K, filed by the Registrant on January 25, 2013 (Registration No. 001-35789)).

4.2
Indenture, dated as of November 20, 2012, by and among CyrusOne LP and CyrusOne Finance Corp., guarantors party thereto and Wells Fargo Bank, N.A., as trustee, relating to CyrusOne Inc.’s 6.375% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 26, 2012 (Registration No. 333-183132)).

4.3
Form of Certificate for Common Stock of CyrusOne Inc. (Incorporated by reference to Exhibit 4.1 of Amendment No. 5 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on December 13, 2012 (Registration No. 333-183132)).

10.1
Contribution Agreement dated as of November 20, 2012, by and among CyrusOne LP, a Maryland limited partnership and Data Centers South, Inc., a Delaware Corporation (Incorporated by reference to Exhibit 10.1 of Form 10-K, filed by the Registrant on March 29, 2013 (Registration No. 001-35789)).

10.2
Contribution Agreement dated as of November 20, 2012, by and among CyrusOne LP, a Maryland limited partnership and Data Center Investments Inc., a Delaware corporation (Incorporated by reference to Exhibit 10.2 of Form 10-K, filed by the Registrant on March 29, 2013 (Registration No. 001-35789)).

10.3
Credit Agreement dated as of November 20, 2012, among CyrusOne Inc., a Maryland corporation, CyrusOne LP, a Maryland limited partnership, the Lenders party thereto and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 10.6 of Amendment No. 4 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 26, 2012 (Registration No. 333-183132)).

10.4
Form of Indemnification Agreement between CyrusOne Inc. and its directors and officers. (Incorporated by reference to Exhibit 10.5 of Amendment No. 5 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on December 13, 2012 (Registration No. 333-183132)).

10.5
CyrusOne 2012 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.7 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 16, 2012 (Registration No. 333-183132)).

10.6
Form of Director Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of Form S-8, filed by the Registrant on January 24, 2013 (Registration No. 333-186186)) (Founder's Grant).

10.7
Form of Executive Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of Form S-8, filed by the Registrant on January 24, 2013 (Registration No. 333-186186)).

10.8
Form of Employee Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of Form S-8, filed by the Registrant on January 24, 2013 (Registration No. 333-186186)).

10.9
CyrusOne 2013 Short Term Incentive Plan (Incorporated by reference to Exhibit 10.8 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 16, 2012 (Registration No. 333-183132)).

10.10
Resignation Letter, dated as of January 23, 2013, by and between Cincinnati Bell Inc. and Gary J. Wojtaszek (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789)).

10.11
Resignation Letter, dated as of January 23, 2013, by and between Cincinnati Bell Inc. and Kimberly H. Sheehy (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789)).

10.12
Resignation Letter, dated as of January 23, 2013, by and between Cincinnati Bell Inc. and Kevin L. Timmons (Incorporated by reference to Exhibit 10.4 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789)).

10.13
Employment Agreement, dated as of January 24, 2013, by and between CyrusOne LLC and Gary J. Wojtaszek (Incorporated by reference to Exhibit 10.5 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789)).

10.14
Employment Agreement, dated as of January 24, 2013, by and between CyrusOne LLC and Kimberly H. Sheehy (Incorporated by reference to Exhibit 10.6 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789)).

10.15
Employment Agreement, dated as of January 24, 2013, by and between CyrusOne LLC and Kevin L. Timmons (Incorporated by reference to Exhibit 10.8 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789)).

10.16
Employment Agreement, dated as of January 24, 2013, by and between CyrusOne LLC and Venkatesh S. Durvasula (Incorporated by reference to Exhibit 10.18 of Form 10-K, filed by the Registrant on March 29, 2013 (Registration No. 001-35789)).

10.17
Employment Agreement dated as of March 18, 2013, by and between CyrusOne LLC and Thomas W. Bosse (Incorporated by reference to Exhibit 10.19 of Form 10-K, filed by the Registrant on March 29, 2013 (Registration No. 001-35789)).

10.18
Form of Executive Non-Statutory Performance Stock Option Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on April 22, 2013 (Registration No. 001-35789)).

10.19
Form of Employee Non-Statutory Performance Stock Option Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed by the Registrant on April 22, 2013 (Registration No. 001-35789)).

10.20
Form of Executive Performance Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of Form 8-K, filed by the Registrant on April 22, 2013 (Registration No. 001-35789)).

10.21
Form of Employee Performance Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of Form 8-K, filed by the Registrant on April 22, 2013 (Registration No. 001-35789)).

10.22+	Form of Director Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan. (Annual Grant)

12.1+	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

14+	Code of Ethics for Senior Financial Officers as adopted Pursuant to Section 406

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Deloitte & Touche LLP.

24.1+	Powers of Attorney (CyrusOne Inc.)

24.2+	Powers of Attorney (CyrusOne LP)

31.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (CyrusOne Inc.)

31.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (CyrusOne Inc.)

31.3+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (CyrusOne LP)

31.4+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (CyrusOne LP)

32.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (CyrusOne Inc.)

32.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (CyrusOne Inc.)

32.3+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (CyrusOne LP)

32.4+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (CyrusOne LP)

(101.INS)*	XBRL Instance Document.

(101.SCH)*	XBRL Taxonomy Extension Schema Document.

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Submitted electronically with this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 28th day of February, 2014.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President, Chief Executive Officer, and Director

By:	/s/ Kimberly H. Sheehy
Kimberly H. Sheehy
Chief Financial Officer and Administrative Officer

By:	/s/ Patricia M. McBratney
Patricia M. McBratney
Vice President and Controller (principal accounting officer)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 28th day of February, 2014.

CyrusOne LP

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President, Chief Executive Officer, and Director of CyrusOne Inc.

By:	/s/ Kimberly H. Sheehy
Kimberly H. Sheehy
Chief Financial Officer and Administrative Officer of CyrusOne Inc.

By:	/s/ Patricia M. McBratney
Patricia M. McBratney
Vice President and Controller (principal accounting officer) of CyrusOne Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gary J. Wojtaszek	President, Chief Executive Officer	February 28, 2014
Gary J. Wojtaszek	and Director

John F. Cassidy*	Chairman of the Board of Directors	February 28, 2014
John F. Cassidy

William E. Sullivan*	Director	February 28, 2014
William E. Sullivan

Roger T. Staubach*	Director	February 28, 2014
Roger T. Staubach

T. Tod Nielsen*	Director	February 28, 2014
T. Tod Nielsen

Alex Shumate*	Director	February 28, 2014
Alex Shumate

Melissa E. Hathaway*	Director	February 28, 2014
Melissa E. Hathaway

David H. Ferdman*	Director	February 28, 2014
David H. Ferdman

*By: /s/ Gary J. Wojtaszek		February 28, 2014
Gary J. Wojtaszek as attorney-in-fact and on his behalf as President, Chief Executive Officer, and Director