Form 10-Q
period 2014-03-31
CyrusOne Inc.; CyrusOne LP
filed 2014-05-09
CIK 1553023, 1575810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
CyrusOne Inc. Yes  ☐    No  ☒
CyrusOne LP Yes  ☐    No  ☒

CyrusOne Inc.
There were 22,678,429 shares of common stock outstanding as of May 1, 2014 with a par value of $0.01 per share.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2014 of CyrusOne Inc., a Maryland corporation, and CyrusOne LP, a Maryland limited partnership, of which CyrusOne GP, a Maryland statutory trust of which CyrusOne Inc. is the sole beneficial owner and sole trustee, is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to CyrusOne Inc. together with its consolidated subsidiaries, including CyrusOne LP. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to CyrusOne LP together with its consolidated subsidiaries.
CyrusOne Inc. is a real estate investment trust, or REIT, and the sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP. As of March 31, 2014, CyrusOne Inc., together with CyrusOne GP, owned approximately 34.7% of the operating partnership units in CyrusOne LP. The remaining approximately 65.3% of the operating partnership units in CyrusOne LP, which is reflected as a noncontrolling interest, is owned by our former parent, Cincinnati Bell Inc. (“CBI”). As the sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP, CyrusOne Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.
We believe combining the quarterly reports of CyrusOne Inc. and CyrusOne LP into this single report on Form 10-Q results in the following benefits:

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
The presentation of noncontrolling interest, shareholders' equity and partnership capital are the main areas of difference between the condensed consolidated financial statements of CyrusOne Inc. and those of CyrusOne LP. The operating partnership units held by CBI in CyrusOne LP are presented as partnership capital in CyrusOne LP's condensed consolidated financial statements and as noncontrolling interest within equity in CyrusOne Inc.'s condensed consolidated financial statements. The operating partnership units held by CyrusOne Inc. in CyrusOne LP are presented as partnership capital in CyrusOne LP's condensed consolidated financial statements and as common stock and additional paid in capital within shareholders' equity in CyrusOne Inc.'s condensed consolidated financial statements. The differences in the presentations between shareholders' equity and partnership capital result from the differences in the equity issued at the CyrusOne Inc. and the CyrusOne LP levels.
To help the investors understand the significant differences between the Company and the operating partnership, this report presents the condensed consolidated financial statements separately for the Company and the operating partnership.
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
In order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Company and the operating partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and with 18 U.S.C. §1350, this report also includes separate Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of the Company and the operating partnership.

All other sections of this report, including select footnotes, Management's Discussion and Analysis of Financial Condition, Results of Operations and Quantitative and Qualitative Disclosures About Market Risk, are presented together for CyrusOne Inc. and CyrusOne LP.

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	6

CyrusOne Inc. Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	6

CyrusOne Inc. Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014, the Period Ended March 31, 2013 (January 24, 2013 to March 31, 2013), and Combined Statement of Operations for the period from January 1, 2013 to January 23, 2013	7

CyrusOne Inc. Condensed Consolidated Statement of Equity for the Three Months Ended March 31, 2014 and March 31, 2013	8

CyrusOne Inc. Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014, the Period Ended March 31, 2013 (January 24, 2013 to March 31, 2013), and Combined Statement of Cash Flows for the period from January 1, 2013 to January 23, 2013	9

CyrusOne LP Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	10

CyrusOne LP Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014, the Period Ended March 31, 2013 (January 24, 2013 to March 31, 2013), and Combined Statement of Operations for the period from January 1, 2013 to January 23, 2013	11

CyrusOne LP Condensed Consolidated Statement of Partnership Capital for the Three Months Ended March 31, 2014	12

CyrusOne LP Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014, the Period Ended March 31, 2013 (January 24, 2013 to March 31, 2013), and Combined Statement of Cash Flows for the period from January 1, 2013 to January 23, 2013	13

Notes to CyrusOne Inc. and CyrusOne LP Condensed Consolidated and Combined Financial Statements	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3. Quantitative and Qualitative Disclosures About Market Risk	56

Item 4. Controls and Procedures (CyrusOne Inc. and CyrusOne LP)	57

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	58

Item 1A. Risk Factors	58

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3. Defaults Upon Senior Securities	58

Item 4. Mine Safety Disclosures	58

Item 5. Other Information	58

Item 6. Exhibits	59

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CyrusOne Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	As of	As of
	March 31, 2014	December 31, 2013
Assets
Investment in real estate:
Land	$89.6	$89.3
Buildings and improvements	787.0	783.7
Equipment	206.4	190.2
Construction in progress	99.4	57.3
Subtotal	1,182.4	1,120.5
Accumulated depreciation	(257.6)	(236.7)
Net investment in real estate	924.8	883.8
Cash and cash equivalents	125.2	148.8
Rent and other receivables, net of allowance for doubtful accounts of $0.5 and $0.5 as of March 31, 2014, and December 31, 2013, respectively	42.4	41.2
Goodwill	276.2	276.2
Intangible assets, net of accumulated amortization of $59.3 and $55.1 as of March 31, 2014, and December 31, 2013, respectively	81.7	85.9
Due from affiliates	0.9	0.6
Other assets	76.9	70.3
Total assets	$1,528.1	$1,506.8
Liabilities and equity
Accounts payable and accrued expenses	$88.8	$66.8
Deferred revenue	64.8	55.9
Due to affiliates	10.8	8.5
Capital lease obligations	15.5	16.7
Long-term debt	525.0	525.0
Other financing arrangements	56.4	56.3
Total liabilities	761.3	729.2
Equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 22,679,417 and 21,991,669 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	0.2	0.2
Additional paid in capital	342.9	340.7
Accumulated deficit	(23.5)	(18.9)
Total shareholders’ equity	319.6	322.0
Noncontrolling interest	447.2	455.6
Total equity	766.8	777.6
Total liabilities and equity	$1,528.1	$1,506.8
The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Successor	Successor	Predecessor
	Three Months Ended March 31, 2014	January 24, 2013 to March 31, 2013	January 1, 2013 to January 23, 2013
Revenue	$77.5	$45.0	$15.1
Costs and expenses:
Property operating expenses	27.7	15.3	4.8
Sales and marketing	3.0	2.1	0.7
General and administrative	7.3	5.4	1.5
Depreciation and amortization	27.6	16.4	5.3
Transaction costs	0.1	—	0.1
Transaction-related compensation	—	—	20.0
Total costs and expenses	65.7	39.2	32.4
Operating income (loss)	11.8	5.8	(17.3)
Interest expense	10.7	8.4	2.5
Net income (loss) before income taxes	1.1	(2.6)	(19.8)
Income tax expense	(0.4)	(0.2)	(0.4)
Net income (loss)	0.7	(2.8)	$(20.2)
Noncontrolling interest in net income (loss)	0.5	(1.9)
Net income (loss) attributed to common shareholders	$0.2	$(0.9)
Basic weighted average common shares outstanding	20.9	20.9
Diluted weighted average common shares outstanding	20.9	20.9
Income (loss) per share - basic and diluted	$—	$(0.05)
Dividend declared per share	$0.21	$0.16
The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited and in millions)

	Common Stock Issued		Additional Paid In Capital	Accumulated Deficit	Partnership Capital	Total Shareholder’s Equity/ Parent’s Net Investment	Non- controlling Interest	Total Equity
	Shares	Amount
Balance at January 1, 2013	—	$—	$7.1	$—	$493.0	$500.1	$—	$500.1
Net loss—January 1, 2013 to January 23, 2013	—	—	—	—	(20.2)	(20.2)	—	(20.2)
Other Contributions from Parent	—	—	—	—	1.3	1.3	—	1.3
Contributions from Parent—Transaction compensation expense reimbursement	—	—	—	—	19.6	19.6	—	19.6
Noncontrolling interest effective January 24, 2013	—	—	(7.1)	—	(493.7)	(500.8)	500.8	—
Common stock issued	19.0	0.2	336.9	—	—	337.1	—	337.1
Common stock issued to CBI in exchange for operating partnership units	1.5	—	—	—	—	—	—	—
Common stock issued to CBI in exchange for settlement of IPO costs paid by CBI	0.4	—	7.1	—	—	7.1	(7.1)	—
IPO costs	—	—	(9.5)	—	—	(9.5)	—	(9.5)
Restricted shares issued	1.0	—	—	—	—	—	—	—
Net Loss—January 24, 2013 to March 31, 2013	—	—	—	(2.8)	—	(2.8)	—	(2.8)
Noncontrolling interest allocated net loss	—	—	—	1.9	—	1.9	(1.9)	—
Restricted stock compensation	—	—	1.2	—	—	1.2	—	1.2
Dividends declared, $0.16 per share	—	—	—	(3.0)	—	(3.0)	(7.3)	(10.3)
Balance at March 31, 2013	21.9	$0.2	$335.7	$(3.9)	$—	$332.0	$484.5	$816.5

Balance January 1, 2014	22.0	$0.2	$340.7	$(18.9)	$—	$322.0	$455.6	$777.6
Net income – January 1, 2014 to March 31, 2014	—	—	—	0.7	—	0.7	—	0.7
Noncontrolling interest allocated net (income) loss	—	—	—	(0.5)	—	(0.5)	0.5	—
Restricted shares issued under long-term incentive plan	0.7	—	—	—	—	—	—	—
Stock based compensation	—	—	2.2	—	—	2.2	—	2.2
Dividends and distributions, $0.21 per share	—	—	—	(4.8)	—	(4.8)	(8.9)	(13.7)
Balance at March 31, 2014	22.7	$0.2	$342.9	$(23.5)	$—	$319.6	$447.2	$766.8
The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Successor	Successor	Predecessor
	Three Months Ended March 31, 2014	January 24, 2013 to March 31, 2013	January 1, 2013 to January 23, 2013
Cash flows from operating activities:
Net income (loss)	$0.7	$(2.8)	$(20.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27.6	16.4	5.3
Noncash interest expense	0.9	(0.2)	0.1
Stock-based compensation expense	2.2	1.2	0.2
Deferred income tax expense, including valuation allowance charge	—	—	0.3
Change in operating assets and liabilities, net of effect of acquisitions:
Rent receivables and other assets	(6.7)	11.2	(9.6)
Accounts payable and accrued expenses	4.4	6.1	20.5
Deferred revenues	8.9	(4.3)	3.2
Due to affiliates	(0.1)	(4.7)	1.5
Other	—	—	0.7
Net cash provided by operating activities	37.9	22.9	2.0
Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	—	(18.2)	—
Capital expenditures – other development	(49.7)	(26.7)	(7.7)
Release of restricted cash	—	1.8	1.9
Net cash used in investing activities	(49.7)	(43.1)	(5.8)
Cash flows from financing activities:
Issuance of common stock	—	360.5	—
IPO costs	—	(23.4)	—
Dividends and distributions paid	(10.4)	—	—
Payments on capital leases and other financing arrangements	(1.4)	(0.6)	(0.6)
Contributions from parent, net	—	—	0.2
Net cash (used in) provided by financing activities	(11.8)	336.5	(0.4)
Net (decrease) increase in cash and cash equivalents	(23.6)	316.3	(4.2)
Cash and cash equivalents at beginning of period	148.8	12.3	16.5
Cash and cash equivalents at end of period	$125.2	$328.6	$12.3
Supplemental disclosures
Cash paid for interest, net of amount capitalized	$1.6	$1.8	$0.3
Capitalized interest	0.5	0.4	—
Acquisition of property in accounts payable and other liabilities	52.2	18.9	15.7
Contribution receivable from Parent related to transaction-related compensation	—	—	19.6
Dividends payable	13.7	10.3	—
Deferred IPO costs	—	—	1.7
Deferred IPO costs reclassified to additional paid in capital	—	9.5	—
The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions)

	As of	As of
	March 31, 2014	December 31, 2013
Assets
Investment in real estate:
Land	$89.6	$89.3
Buildings and improvements	787.0	783.7
Equipment	206.4	190.2
Construction in progress	99.4	57.3
Subtotal	1,182.4	1,120.5
Accumulated depreciation	(257.6)	(236.7)
Net investment in real estate	924.8	883.8
Cash and cash equivalents	125.2	148.8
Rent and other receivables, net of allowance for doubtful accounts of $0.5 and $0.5 as of March 31, 2014, and December 31, 2013, respectively	42.4	41.2
Goodwill	276.2	276.2
Intangible assets, net of accumulated amortization of $59.3 and $55.1 as of March 31, 2014, and December 31, 2013, respectively	81.7	85.9
Due from affiliates	0.9	0.6
Other assets	76.9	70.3
Total assets	$1,528.1	$1,506.8
Liabilities and Partnership Capital
Accounts payable and accrued expenses	$88.8	$66.8
Deferred revenue	64.8	55.9
Due to affiliates	10.8	8.5
Capital lease obligations	15.5	16.7
Long-term debt	525.0	525.0
Other financing arrangements	56.4	56.3
Total liabilities	761.3	729.2
Commitments and contingencies
Partnership capital	766.8	777.6
Total liabilities and partnership capital	$1,528.1	$1,506.8

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(unaudited and in millions )

	Successor	Successor	Predecessor
	Three Months Ended March 31, 2014	January 24, 2013 to March 31, 2013	January 1, 2013 to January 23, 2013
Revenue	$77.5	$45.0	$15.1
Costs and expenses:
Property operating expenses	27.7	15.3	4.8
Sales and marketing	3.0	2.1	0.7
General and administrative	7.3	5.4	1.5
Depreciation and amortization	27.6	16.4	5.3
Transaction costs	0.1	—	0.1
Transaction-related compensation	—	—	20.0
Total costs and expenses	65.7	39.2	32.4
Operating income (loss)	11.8	5.8	(17.3)
Interest expense	10.7	8.4	2.5
Net income (loss) before income taxes	1.1	(2.6)	(19.8)
Income tax expense	(0.4)	(0.2)	(0.4)
Net income (loss)	$0.7	$(2.8)	$(20.2)

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
(unaudited and in millions)

	Partnership Units	Partnership Capital
Balance January 1, 2014	64.6	$777.6
Net income — January 1, 2014 to March 31, 2014	—	0.7
Compensation expense of CyrusOne Inc. allocated to Partnership	—	2.2
Partnership units issued to CyrusOne, Inc.	0.7	—
Partnership distributions	—	(13.7)
Balance at March 31, 2014	65.3	$766.8

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Successor	Successor	Predecessor
	Three Months Ended March 31, 2014	January 24, 2013 to March 31, 2013	January 1, 2013 to January 23, 2013
Cash flows from operating activities:
Net income (loss)	$0.7	$(2.8)	$(20.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27.6	16.4	5.3
Noncash interest expense	0.9	(0.2)	0.1
Stock-based compensation expense	2.2	1.2	0.2
Deferred income tax expense, including valuation allowance charge	—	—	0.3
Change in operating assets and liabilities, net of effect of acquisitions:
Rent receivables and other assets	(6.7)	11.2	(9.6)
Accounts payable and accrued expenses	4.4	6.1	20.5
Deferred revenues	8.9	(4.3)	3.2
Due to affiliates	(0.1)	(4.7)	1.5
Other	—	—	0.7
Net cash provided by operating activities	37.9	22.9	2.0
Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	—	(18.2)	—
Capital expenditures – other development	(49.7)	(26.7)	(7.7)
Release of restricted cash	—	1.8	1.9
Net cash used in investing activities	(49.7)	(43.1)	(5.8)
Cash flows from financing activities:
Issuance of partnership units		337.1	—
Distributions paid	(10.4)	—	—
Payments on capital leases and other financing arrangements	(1.4)	(0.6)	(0.6)
Contributions from parent, net	—	—	0.2
Net cash (used in) provided by financing activities	(11.8)	336.5	(0.4)
Net (decrease) increase in cash and cash equivalents	(23.6)	316.3	(4.2)
Cash and cash equivalents at beginning of period	148.8	12.3	16.5
Cash and cash equivalents at end of period	$125.2	$328.6	$12.3
Supplemental disclosures
Cash paid for interest, net of amount capitalized	$1.6	$1.8	$0.3
Capitalized interest	0.5	0.4	—
Acquisition of property in accounts payable and other liabilities	52.2	18.9	15.7
Contribution receivable from Parent related to transaction-related compensation	—	—	19.6
Distribution payable	13.7	10.3	—
Other contributions from Parent	—	—	1.7
Noncash distributions to CyrusOne Inc.	—	9.5	—

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

1. Description of Business
CyrusOne Inc., together with CyrusOne GP, a wholly-owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. holds a controlling interest in CyrusOne LP (the “Operating Partnership”) and the subsidiaries of the Operating Partnership (collectively, “CyrusOne”, “we”, “us”, “our”, and the “Company”) is an owner, operator and developer of enterprise-class, carrier-neutral data center properties. Our customers operate in a number of industries, including energy, oil and gas, mining, medical, technology, finance and consumer goods and services. We currently operate 25 data centers located in the United States, United Kingdom and Singapore.

2. Formation
Prior to November 20, 2012, CyrusOne was not an operative legal entity or a combination of legal entities. The data center assets and operations prior to such date were owned by Cincinnati Bell Inc. (“CBI”) and, unless the context otherwise requires, its consolidated subsidiaries, which assets and operations historically have been maintained in various legal entities, some of which had significant unrelated business activities. On November 20, 2012, the Operating Partnership received a contribution of interests in real estate properties and the assumption of debt and other specified liabilities from CBI in exchange for the issuance of 123,688,687 operating partnership units to CBI.
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
As of March 31, 2014, the total number of outstanding partnership units was 65.3 million and CBI holds a 65.3% noncontrolling interest in the Operating Partnership.
3. Basis of Presentation
The accompanying financial statements as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and for the period from January 24, 2013 to March 31, 2013, are prepared on a consolidated basis and are presented as the “Successor” financial statements. The financial statements for the period from January 1, 2013 to January 23, 2013 ("Predecessor Period") were prepared on a combined basis using CBI’s historical basis in the assets and liabilities of its data center business and are presented as the “Predecessor” financial statements. The Predecessor financial statements include all revenues, costs, assets and liabilities directly attributable to the data center business. In addition, certain expenses reflected in the Predecessor financial statements include allocations of corporate expenses from CBI, which in the opinion of management are reasonable but do not necessarily reflect what CyrusOne’s financial position, results of operations and cash flows would have been had CyrusOne been a stand-alone company during these respective periods. As a result, the Predecessor financial information is not necessarily indicative of CyrusOne’s future results of operations, financial position and cash flows.
In addition, the accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on March 3, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.
It should also be noted that the results for the interim periods shown in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated and combined financial statements include all adjustments necessary to present fairly our financial position as of March 31, 2014, and our results of operations, for the three months ended March 31, 2014, and the periods ended March 31, 2013 (January 24, 2013 to March 31, 2013) and January 23, 2013 (January 1,

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

2013 to January 23, 2013).  These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited financial statements as of December 31, 2013.

4. Significant Accounting Policies
Use of Estimates—Preparation of the consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated and combined financial statements and accompanying notes. These estimates and assumptions are based on management’s knowledge of current events and actions that we may undertake in the future. Estimates are used in determining the fair value of leased real estate, the useful lives of real estate and other long-lived assets, future cash flows associated with goodwill and other long-lived asset impairment testing, deferred tax assets and liabilities and loss contingencies. Estimates were also utilized in the determination of historical allocations of shared employees’ payroll, benefits and incentives and management fees. Actual results may differ from these estimates and assumptions.
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
When we are involved in the construction of structural improvements to leased property, we are deemed the accounting owner of the leased real estate. In these instances, we bear substantially all the construction period risk, including managing or funding construction. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations. At inception, the fair value of the real estate, which generally consists of a building shell and our associated obligation is recorded as construction in progress. As construction progresses the value of the asset and obligation increases by the fair value of the structural improvements. When construction is complete, the asset is placed in service and depreciation commences. Leased real estate is depreciated to the lesser of (i) its estimated fair value at the end of the term or (ii) the expected amount of the unamortized obligation at the end of the term. The associated obligation is presented as other financing arrangements in the accompanying condensed consolidated balance sheets.
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
Impairment exists when the Company's net book value of real estate assets is greater than the estimated fair value. No such impairments were recognized for any period presented.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

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
There were no impairments recognized for any of the periods presented.
Rent and Other Receivables—Receivables consist principally of trade receivables from customers, are generally unsecured and are due within 30 to 120 days. Unbilled receivables arise from services rendered but not yet billed. Expected credit losses associated with trade receivables are recorded as an allowance for uncollectible accounts. The allowance for uncollectible accounts is estimated based upon historic patterns of credit losses for aged receivables as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for uncollectible accounts is reduced.
Deferred Costs—Deferred costs include both deferred leasing costs and deferred financing costs. Deferred costs are presented with other assets in the accompanying condensed consolidated and combined balance sheets. Leasing commissions incurred at the commencement of a new lease are capitalized and amortized over the term of the customer lease. Amortization of deferred leasing costs is presented with depreciation and amortization in the accompanying condensed consolidated and combined statements of operations. If a lease terminates prior to the expected term of the lease, the remaining unamortized cost is written off to amortization expense.
Deferred financing costs include costs incurred in connection with issuance of debt and the Credit Agreement (as defined below). These financing costs are capitalized and amortized over the term of the debt or Credit Agreement and are included as a component of interest expense.
Other Financing Arrangements—Other financing arrangements represent leases of real estate where we are involved in the construction of structural improvements to develop buildings into data centers. When we bear substantially all the construction period risk, such as managing or funding construction, we are deemed to be the accounting owner of the leased property and, at the lease inception date, we are required to record at fair value the property and associated liability on our condensed consolidated and combined balance sheet. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations.
Revenue Recognition—Colocation rentals are generally billed monthly in advance, and some contracts have escalating payments over the term of the contract. If rents escalate without the lessee gaining access to or control over additional leased space or power, and the lessee takes possession of, or controls the physical use of the property (including all contractually committed power) at the beginning of the lease term, the rental payments by the lessee are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional leased space or power, revenue is recognized in proportion to the additional space or power in the years that the lessee has control over the use of the additional space or power. The excess of revenue recognized over amounts contractually due is recognized in other assets in the accompanying condensed consolidated and combined balance sheets.
Some of our leases are structured on a full-service gross basis in which the customer pays a fixed amount for both colocation rental and power. Other leases provide that the customer will be billed for power based upon actual usage which is separately metered. In both cases, this revenue is presented as revenue in the accompanying condensed consolidated and combined statements of operations. Power is generally billed one month in arrears, and an estimate of this revenue is accrued in the month that the associated costs are incurred. We generally are not entitled to reimbursements for real estate taxes, insurance or other operating expenses.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

Revenue is recognized for services or products that are deemed separate units of accounting. When a customer makes an advance payment, which is not deemed a separate unit of accounting, deferred revenue is recorded. This revenue is recognized ratably over the expected term of the lease, unless the pattern of service suggests otherwise.
Certain customer leases require specified levels of service or performance. If we fail to meet these service levels, our customers may be eligible to receive credits on their contractual billings. These credits are recognized against revenue when an event occurs that gives rise to such credits.
Property Operating Expenses—Property operating expenses generally consist of electricity, salaries and benefits of data center operations personnel, real estate taxes, security, rent, insurance and other site operating and maintenance costs.
General and Administrative Expense—General and administrative expense consist of salaries and benefits of senior management and support functions, legal costs and consulting costs.
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
Amortization expense is recognized over the estimated useful lives of finite-lived intangibles. An accelerated method of amortization is utilized to amortize our customer relationship intangible, consistent with the benefit expected to be derived from this asset. We amortize trademarks, favorable leasehold interests, deferred leasing costs and deferred sales commissions over their estimated useful lives. The estimated useful life of trademarks and customer relationships is eight to 15 years. In addition, we have a favorable leasehold interest related to a land lease that is being amortized over the remaining lease term of 56 years.
Transaction Costs—Transaction costs represent legal, accounting and professional fees incurred in connection with the formation transactions, our qualification as a real estate investment trust, or REIT and potential business combinations. Transaction costs are expensed as incurred.
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
Income Taxes—The Company was included in CBI’s consolidated tax returns in various jurisdictions for the Predecessor period. In the accompanying financial statements, the Predecessor period reflects income taxes as if the Company was a separate stand-alone company. The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. CyrusOne Inc. will elect to be taxed as a REIT under the Code, as amended, by making our REIT election upon the filing of our 2013 REIT federal income tax return. Provided we qualify for taxation as a REIT and continue to meet the various qualification tests mandated under the Code, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our shareholders. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to federal income tax at regular corporate rates and any applicable alternative minimum tax.
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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions.  The Company's previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires.  With a few exceptions, the Company is no longer subject to U. S. federal, state or local examinations for years prior to 2010 and we have no liabilities for uncertain tax positions as of March 31, 2014.
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
Stock-Based Compensation—In conjunction with the IPO, our Board of Directors adopted the 2012 Long-Term Incentive Plan (“LTIP”). The LTIP is administered by the Board of Directors, or the plan administrator. Awards issuable under the LTIP include common stock, restricted stock, stock options and other incentive awards. The awards under the LTIP include the following:

•
Restricted Shares - On January 24, 2013, CyrusOne Inc. issued approximately 1 million restricted shares to its employees, officers and members of the Company's Board of Directors in conjunction with CyrusOne's IPO. These restricted shares generally vest over three years. The per share grant date price was $19.00. In addition, from time to time, new employees have been issued restricted shares. These restricted shares are issued at a price equal to share price on the grant date.

•
Performance and Market Based Awards - On April 17, 2013 and February 7, 2014, the Company issued performance and market based awards in the form of options and/or restricted stock to certain employees and officers of the Company. Fifty percent of the restricted shares and stock options will vest annually based upon achieving certain performance criteria. The other fifty percent of the restricted shares and stock options will vest at the end of three years if certain market conditions are met. The fair value of these awards were determined using the Black-Scholes or Monte-Carlo model which use assumptions such as volatility, risk-free interest rate, and expected term of the awards. See Note 10 for additional details relating to these awards.

•	Compensation expense for these awards is recognized over the vesting periods.
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
Business Segments—Business segments are components of an enterprise for which separate financial information is available and regularly viewed by the chief operating decision maker to assess performance and allocate resources. Our chief operating decision maker, the Company's Chief Executive Officer, reviews our financial information on an aggregate basis. Furthermore, our data centers have similar economic characteristics and customers across all geographic locations, our service offerings have similar production processes, deliver services in a similar manner and use the same types of facilities and similar technologies. As a result, we have concluded that we have one reportable business segment.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

Recently Issued Accounting Standards—In February, 2013, the Financial Accounting Standards Board ("FASB") issued amendments to provide guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The Company adopted this guidance in the first quarter of 2014 and have properly reflected the impact in the guarantor financial statements effective for the three-months ended and as of March 31, 2014, and for all other periods presented.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

5. Investment in Real Estate
A schedule of our gross investment in real estate follows:

	March 31, 2014			December 31, 2013
(dollars in millions)	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment
West Seventh St., Cincinnati, OH (7th Street)	$0.9	$107.6	$11.5	$0.9	$107.6	$11.0
Parkway Dr., Mason, OH (Mason)	—	20.2	0.6	—	20.2	0.6
Industrial Rd., Florence, KY (Florence)	2.2	41.4	2.6	2.2	41.4	2.4
Goldcoast Dr., Cincinnati, OH (Goldcoast)	0.6	6.7	0.1	0.6	6.7	0.1
Knightsbridge Dr., Hamilton, OH (Hamilton)	—	49.2	3.6	—	49.2	3.6
E. Monroe St., South Bend, IN (Monroe St.)	—	2.5	—	—	2.5	—
Springer St., Lombard, IL (Lombard)	0.7	4.6	0.2	0.7	4.6	0.2
Crescent Circle, South Bend, IN (Blackthorn)	—	3.3	0.2	—	3.3	0.2
Kingsview Dr., Lebanon, OH (Lebanon)	4.0	74.1	3.6	4.0	71.7	2.2
McAuley Place, Blue Ash, OH (Blue Ash)	—	0.6	—	—	0.6	—
Westway Park Blvd., Houston, TX (Houston West 1)	1.4	84.4	41.4	1.4	84.4	39.4
Westway Park Blvd., Houston, TX (Houston West 2)	2.0	22.5	15.9	2.0	22.4	15.8
Westway Park Blvd., Houston, TX (Houston West 3)	18.4	—	—	18.3	—	—
Southwest Fwy., Houston, TX (Galleria)	—	68.5	13.5	—	68.4	13.3
E. Ben White Blvd., Austin, TX (Austin 1)	—	22.5	1.2	—	22.5	1.2
S. State Highway 121 Business, Lewisville, TX (Lewisville)	—	77.0	20.6	—	77.0	20.3
Marsh Lane, Carrollton, TX (Marsh Ln)	—	0.1	0.5	—	0.1	0.5
Midway Rd., Carrollton, TX (Midway)	—	2.0	0.4	—	2.0	0.4
W. Frankford Rd., Carrollton, TX (Carrollton)	16.1	42.8	38.1	16.1	42.6	34.8
Bryan St., Dallas, TX (Bryan St)	—	0.1	0.1	—	0.1	0.1
North Freeway, Houston, TX (Greenspoint)	—	1.3	0.4	—	1.3	0.4
South Ellis Street, Chandler, AZ (Phoenix)	15.0	55.9	18.0	15.0	55.7	11.7
Westover Hills Blvd., San Antonio, TX (San Antonio 1)	4.6	32.1	31.1	4.6	32.1	29.5
Westover Hills Blvd., San Antonio, TX (San Antonio 2)	6.9	—	—	6.7	—	—
Metropolis Dr., Austin, TX (Austin 2)	2.0	23.1	2.0	2.0	23.1	1.7
Kestral Way (London)	—	35.1	0.7	—	34.8	0.7
Jurong East (Singapore)	—	9.4	0.1	—	9.4	0.1
Ridgetop Circle, Sterling, VA (Loudon County)	6.9	—	—	6.9	—	—
Metropolis Dr., Austin, TX (Austin 3)	7.9	—	—	7.9	—	—
Total	$89.6	$787.0	$206.4	$89.3	$783.7	$190.2
Construction in progress was $99.4 million and $57.3 million as of March 31, 2014 and December 31, 2013, respectively. We continue to have high amounts of construction in progress as we continue to build data center facilities.
In 2013, we made various land acquisitions. We purchased 33 acres of land in Houston (Houston West 3) for $18.2 million, 22 acres of land for $6.7 million in San Antonio (San Antonio 2), 22 acres of land for $7.9 million in Austin (Austin Met 3), and 14 acres of land for $6.9 million in Virginia (Northern VA).
Also in 2013, we executed our lease buyout options and purchased the Springer Street, Lombard, IL (Lombard) and Industrial Road, Florence, KY (Florence) data center facilities for a total purchase price of $5.5 million and $10.5 million, respectively, and extinguished our Metropolis Drive, Austin, TX (Austin 2) data center facility related financing lease obligation for $12.2 million.
Upon completion of the buyout of the Lombard and Florence capital leases, the gross basis of the acquired assets were reset to the net carrying value of the leased assets and the depreciable life was extended to 25 years consistent with our policy

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

for depreciating buildings. The amount of these adjustments for Lombard and Florence were $0.1 million and $7.9 million, respectively.
The extinguishment resulted in the settlement of the related financing lease obligation for Austin 2 of $8.9 million, acquisition of land of $2.0 million and a loss on extinguishment of debt of $1.3 million.

6. Debt and Other Financing Arrangements
The Company’s outstanding debt and other financing arrangements consists of the following:

(dollars in millions)	March 31, 2014	December 31, 2013
Revolving credit agreement	$—	$—
Capital lease obligations	15.5	16.7
6 3/8% Senior Notes due 2022	525.0	525.0
Other financing arrangements	56.4	56.3
Total	$596.9	$598.0
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
Borrowings under the Credit Agreement bear interest, at our election, at a rate per annum equal to (i) LIBOR plus the applicable margin or (ii) the base rate plus the applicable margin. The applicable margin is based on our Total Net Leverage Ratio, as defined in the Credit Agreement, and ranges between 3.25% and 3.75% for LIBOR rate advances and 2.25% and 2.75% for base rate advances. As of March 31, 2014, the applicable margin was 3.25% for LIBOR rate advances and 2.25% for base rate advances. Base rate is the higher of (i) the bank prime rate, (ii) the one-month LIBOR rate plus 1.00% and (iii) the federal funds rate plus 0.5%.
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
The Credit Agreement contains customary affirmative and negative covenants (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on the ability to incur additional indebtedness, create liens, make certain investments, make certain dividends and related distributions, prepay certain debt, engage in affiliate transactions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions, amend the organizational documents and dispose of assets or subsidiaries. In addition, the Credit Agreement requires us to maintain a certain secured net leverage ratio, ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to fixed charges and ratio of total indebtedness to gross asset value, in each case on a consolidated basis. Notwithstanding the limitations set forth above, we will be permitted, subject to the terms and conditions of the Credit Agreement, to distribute to our shareholders cash dividends in an amount not to exceed 95% of our adjusted funds from operations ("AFFO") (as defined in the Credit Agreement) for any period.
The Credit Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and cure periods), including, but not limited to, nonpayment of principal or interest, failure to perform or observe covenants, breaches of representations and warranties, cross-defaults with certain other indebtedness, certain bankruptcy-related events or proceedings, final monetary judgments or orders, ERISA defaults, certain change of control events and loss of REIT status following a REIT election by us. Notwithstanding the foregoing, our revolving credit facility restricts CyrusOne LP from making distributions to its stockholders and limited partners, or redeeming or otherwise repurchasing shares of its capital stock or partnership units, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable CyrusOne Inc. to maintain its qualification as a REIT and to minimize the payment of income tax.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

As of March 31, 2014, and December 31, 2013, there were no borrowings on the Credit Agreement.
We pay commitment fees for the unused amount of borrowing capacity on the Credit Agreement and letter of credit fees on any outstanding letters of credit. The commitment fees are equal to 0.50% of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. Commitment fees for the revolving credit facility for the three months ended March 31, 2014 and the period ended March 31, 2013 were $0.3 million. Commitment fees for the period ended January 23, 2013 were less than $0.1 million.
Capital Lease Obligations—We use leasing as a source of financing for certain of our data center facilities and related equipment. We currently operate three data center facilities recognized as capital leases. We have options to extend the initial lease term on all of these leases. Interest expense on capital lease obligations was $1.5 million, $1.5 million and $0.3 million, for the three months ended March 31, 2014, and the periods ended March 31, 2013 and January 23, 2013, respectively.
6 3/8% Senior Notes due 2022—On November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. (the “Issuers”) issued $525 million of 6 3/8% Senior Notes due 2022 (“6 3/8% Senior Notes”). The 6 3/8% Senior Notes are senior unsecured obligations of the Issuers, which rank equally in right of payment with all existing and future unsecured senior debt of the Issuers. The 6 3/8% Senior Notes are effectively subordinated to all existing and future secured indebtedness of the Issuers to the extent of the value of the assets securing such indebtedness. The 6 3/8% Senior Notes are guaranteed on a joint and several basis, fully and unconditionally, by CyrusOne Inc., CyrusOne GP, and each of CyrusOne LP’s existing and future domestic 100% owned subsidiaries, subject to certain exceptions. Each such guarantee is a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior debt of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness. The 6 3/8% Senior Notes are structurally subordinated to all liabilities (including trade payables) of each subsidiary of the Issuers that does not guarantee the Senior Notes. The 6 3/8% Senior Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2013. Interest expense on the Senior Notes was $8.4 million, $6.3 million and $2.1 million for the three months ended March 31, 2014, and the periods ended March 31, 2013 and January 23, 2013, respectively.
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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

Deferred Financing Costs—Deferred financing costs are costs incurred in connection with obtaining long-term financing. Deferred financing costs were incurred in connection with the issuance of the Credit Agreement and 6 3/8% Senior Notes due 2022. As of March 31, 2014, deferred financing costs totaled $13.2 million. Deferred financing costs are amortized over the term of the related indebtedness. Amortization of deferred financing costs, included in interest expense in the condensed consolidated and combined statements of operations, totaled $0.9 million, $0.5 million and $0.1 million for the three months ended March 31, 2014, and the periods ended March 31, 2013 and January 23, 2013, respectively.
Debt Covenants—The indenture governing the 6 3/8% Senior Notes contains affirmative and negative covenants customarily found in indebtedness of this type, including a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur secured or unsecured indebtedness; pay dividends or distributions on its equity interests, or redeem or repurchase equity interests of the Company; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of the operating partnership’s subsidiaries to pay dividends or make certain transfers and other payments to the operating partnership or to other subsidiaries; sell assets; and merge, consolidate or transfer all or substantially all of the operating partnership’s assets. Notwithstanding the foregoing, the covenants contained in the indenture do not restrict the Company’s ability to pay dividends or distributions to shareholders to the extent (i) no default or event of default exists or is continuing under the indenture and (ii) the Company believes in good faith that we qualify as a REIT under the Code and the payment of such dividend or distribution is necessary either to maintain its status as a REIT or to enable it to avoid payment of any tax that could be avoided by reason of such dividend or distribution. The Company and its subsidiaries are also required to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis, provided that for the purposes of such calculation their Credit Agreement facility shall be treated as unsecured indebtedness.
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
As of March 31, 2014, the Company was in compliance with all covenants.

7. Fair Value of Financial Instruments
The fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these instruments.
The carrying value and fair value of other financial instruments are as follows:

	March 31, 2014		December 31, 2013
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
6 3/8% Senior Notes due 2022	$525.0	$555.2	$525.0	$539.4
Other financing arrangements	56.4	64.1	56.3	63.8
The fair value of our 6 3/8% Senior Notes on March 31, 2014, and December 31, 2013, which are considered Level 1 of the fair value hierarchy, are based on the average trading price for these notes on or about the respective dates. The fair value of other financing arrangements at March 31, 2014 and December 31, 2013, was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration. These fair value measurements are considered Level 2 of the fair value hierarchy.

8. Noncontrolling Interest
As part of the IPO, CyrusOne Inc. together with CyrusOne GP, purchased 21.9 million (or 33.9%) of the outstanding partnership units of CyrusOne LP and CBI retained a 66.1% ownership or 42.6 million Operating Partnership units in CyrusOne LP. Effective January 24, 2014, CBI may exchange the partnership units of CyrusOne into cash, or shares of common stock of CyrusOne Inc. as determined by us, on a one-for-one basis based upon the fair value of a share of our common stock. We have evaluated whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of these Operating Partnership units. Based on the results of this analysis, we concluded that these convertible Operating Partnership units met the criteria to be classified within equity at March 31, 2014. For each share of common stock issued by us, the Operating Partnership issues an equivalent Operating Partnership unit to the Company. The redemption value of the noncontrolling interests at March 31, 2014, was approximately $887 million based on the closing price of our stock of $20.83 on March 31, 2014. As stock is issued by CyrusOne, CBI's ownership percentage will change. CyrusOne has issued shares in conjunction with the LTIP discussed in Note 10 and CBI's ownership is 65.3% as of March 31, 2014.
The following table shows the ownership interest as of March 31, 2014 and 2013 and the portion of net income (loss) and distributions for the three months ended March 31, 2014 and period ended March 31, 2013:

(dollars in millions, except per unit amount)	March 31, 2014		March 31, 2013
	The Company	CBI	The Company	CBI
Operating Partnership Units	22.7	42.6	21.9	42.6
Ownership %	34.7%	65.3%	33.9%	66.1%
Portion of net income (loss)	0.2	0.5	(0.9)	(1.9)
Distributions	(4.8)	(8.9)	(3.0)	(7.3)

9. Shareholders’ Equity
On February 19, 2014, we announced a regular cash dividend of $0.21 per common share payable to shareholders of record as of March 28, 2014. In addition, holders of Operating Partnership units also received a distribution of $0.21 per unit. The dividend and distribution were paid on April 15, 2014.

10. Equity Incentive Plan
In conjunction with the IPO, our Board of Directors adopted the LTIP. The LTIP is administered by the Board of Directors, or the plan administrator. Awards issuable under the LTIP include common stock, restricted stock, stock options and other incentive awards. We have reserved a total of 4 million shares of our common stock for issuance pursuant to the LTIP, which may be adjusted for changes in our capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. The related stock compensation expense incurred by CyrusOne Inc. will be allocated to the Operating Partnership.
Restricted Shares
The Company issued approximately 1 million restricted shares to its employees, officers and board of directors in conjunction with the IPO. These restricted shares generally vest over three years. The per share grant date price was $19.00. These restricted shares also earn non-forfeitable dividends throughout the vesting period. In addition, from time to time, new employees have been issued restricted shares. These restricted shares are issued at a price equal to share price on the grant date.
The Company recognized stock-based compensation expense of approximately $1.4 million and $1.2 million for the three months ended March 31, 2014 and the period ended March 31, 2013, respectively. In addition, we had unrecognized compensation expense of approximately $10.7 million as of March 31, 2014. This expense will be recognized over the remaining vesting period, or approximately 1.8 years.

Performance Based Awards
On April 17, 2013, the Company approved grants of performance-based options and performance-based restricted stock under the LTIP. These awards generally vest over three years upon the achievement of certain performance-based objectives. These awards are expensed based on the grant date fair value if it is probable that the performance conditions will be achieved.
The Company recognized stock-based compensation expense related to the April 17 grant of approximately $0.3 million for the three months ended March 31, 2014, with no such expense for the period ended March 31, 2013. In addition, we had unrecognized compensation expense of approximately $1.4 million as of March 31, 2014. This expense will be recognized over the remaining vesting period, or approximately 2 years.
The performance criteria are based on achieving both an EBITDA and a relative stockholder return target by the end of the three-year period. We are recording a compensation charge based on achieving 62% of both targets.
On February 7, 2014, the Company approved grants of performance-based restricted stock under the Company's 2012 LTIP. These awards generally vest over three years and upon the achievement of certain performance-based objectives. These awards are expensed based on the grant date fair value if it is probable that the performance conditions will be achieved.
The Company recognized stock-based compensation expense related to the February 7 grant of approximately $0.5 million for the three months ended March 31, 2014 with no such expense for the period ended March 31, 2013. In addition, we had unrecognized compensation expense of approximately $6.7 million as of March 31, 2014. This expense will be recognized over the remaining vesting period, or approximately 2.9 years.
The performance criteria is based on achieving both an EBITDA and a relative return target by the end of the three year period. We are recording a compensation charge based on achieving 100% of both targets.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

11. Earnings per Share
Basic income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. In addition, net loss applicable to participating securities and the related participating securities are excluded from the computation of basic loss per share.
Diluted income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period, including restricted stock outstanding. If there is net income during the period, the dilutive impact of common stock equivalents outstanding would also be reflected.
The following table reflects the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2014 and the period ended March 31, 2013:

	Three Months Ended		Period Ended
	March 31, 2014		March 31, 2013
(dollars in millions, except per share amount)	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss) attributed to common shareholders	$0.2	$0.2	$(2.8)	$(2.8)
Less: Restricted stock dividends	(0.2)	(0.2)	1.8	1.8
Net income (loss) available to shareholders	$—	$—	$(1.0)	$(1.0)
Denominator:
Weighted average common outstanding-basic	20.9	20.9	20.9	20.9
Performance-based restricted stock(1)(2)		—		—
Convertible securities(1)(2)		—		—
Weighted average shares outstanding-diluted		20.9		20.9
EPS:
Net income (loss) per share-basic	$—		$(0.05)
Effect of dilutive shares
Net income (loss) per share-diluted		$—		$(0.05)
 (1) We have excluded 0.6 million of restricted stock, and 42.6 million of Operating Partnership units, which are securities that became convertible into common stock in January 2014, from our diluted earnings per share as of March 31, 2014, as these securities were deemed anti-dilutive.
 (2) We have excluded 0.2 million of restricted stock, and 42.6 million of Operating Partnership units, which are securities that became convertible into common stock in January 2014, from our diluted earnings per share as of March 31, 2013, as these securities were deemed anti-dilutive.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

12. Related Party Transactions
The condensed consolidated and combined financial statements reflect the following transactions with CBI and its affiliated entities, including Cincinnati Bell Telephone (“CBT”) and Cincinnati Bell Technology Solutions (“CBTS”):
Revenues—The Company records revenues from CBI under contractual service arrangements. These services include lease of data center space, power and cooling in certain of our data center facilities and network interface services and office space.
Operating Expenses—The Company records expenses from CBI incurred in relation to network support, services calls, monitoring and management, storage and backup, IT systems support, and connectivity services.
Revenues and expenses for the periods presented were as follows:

	Successor	Successor	Predecessor
(dollars in millions)	Three Months Ended March 31, 2014	January 24, 2013 to March 31, 2013	January 1, 2013 to January 23, 2013
Revenue:
Data center colocation agreement provided to CBT and CBTS	$1.5	$1.0	$0.3
229 West 7th Street lease provided to CBT	0.5	—	—
Goldcoast Drive/Parkway (Mason) lease	0.1	0.1	—
Transition services provided to CBTS (network interfaces)	0.1	0.1	0.1
Data center leases provided to CBTS	3.6	2.4	—
Total revenue	$5.8	$3.6	$0.4

Operating costs and expenses:
Transition services agreement by CBTS	$0.3	$—	$—
Charges for services provided by CBT (connectivity)	0.3	0.1	0.1
209 West 7th Street rent provided by CBT	—	—	—
Allocated employee benefit plans by CBI	—	—	0.2
Allocated centralized insurance costs by CBI	—	—	0.1
Total operating costs and expenses	$0.6	$0.1	$0.4
As of March 31, 2014 and December 31, 2013, the amounts receivable from and payable to CBI were as follows:

	As of	As of
(dollars in millions)	March 31, 2014	December 31, 2013

Accounts receivable from CBI	$0.9	$0.6

Accounts payable	$1.9	$1.7
Distributions payable	8.9	6.8
Total amounts payable to CBI	$10.8	$8.5
The distributions payable as of March 31, 2014, reflect the balance due to CBI related to the dividend declared on February 19, 2014, of $0.21 per share, related to CBI's ownership of Operating Partnership units.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

13. Income Taxes
CyrusOne Inc. will elect to be taxed as a REIT under the Code, as amended, by making our REIT election upon filing of our 2013 REIT federal income tax return. To qualify as a REIT, we are required to distribute at least 90% of our taxable income to our stockholders and meet various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our shareholders. It is our policy and intent, subject to change, to distribute 100% of our taxable income and therefore no provision is required in the accompanying financial statements for federal income taxes with regards to activities of the CyrusOne Inc. and its subsidiary pass-through entities.
We have elected to designate two subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS may perform services for our tenants that would otherwise be considered impermissible for REITs. The income generated from these services is taxed at federal and state corporate rates. Income tax expense was immaterial for the three months ended March 31, 2014 and period ended March 31, 2013.
In conjunction with the Company’s tax sharing arrangement with CBI, CBI may be required to file Texas margin tax returns on a consolidated, combined or unitary basis with the Company for any given year.   If such return is prepared by CBI on a combined or consolidated basis to include the Company, the related Texas margin tax of the Company will be paid by CBI. The Company will then reimburse CBI for its portion of the related Texas margin tax. The Texas margin tax payable was $1.4 million as of March 31, 2014 and December 31, 2013.
For certain entities we calculate deferred tax assets and liabilities for temporary differences in the basis between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Deferred tax assets (net of valuation allowance) and liabilities were accrued, as necessary, for the periods ended March 31, 2014 and December 31, 2013. As of March 31, 2014 and December 31, 2013, we had a total net deferred tax asset balance of $3.6 million that was offset by a valuation reserve of $3.6 million.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

14. Guarantors
CyrusOne Inc.
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the “Issuers”), had $525 million aggregate principal amount of Senior Notes outstanding at March 31, 2014. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (“Parent Guarantor”), CyrusOne GP (“General Partner”), and CyrusOne LP’s 100% owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc. and CyrusOne Foreign Holdings LLC (such subsidiaries, together the “Guarantors”). None of the subsidiaries organized outside of the United States (collectively, the “Non-Guarantors”) guarantee the Senior Notes. Subject to the provisions of the indenture governing the Senior Notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

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
Guarantors – The guarantors include CyrusOne LLC, CyrusOne TRS Inc., and CyrusOne Foreign Holdings LLC. CyrusOne LLC accounts for all of the domestic operations of CyrusOne LP, including the businesses that composed the Predecessor operations. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly owns 100% of the Non-Guarantors. CyrusOne TRS Inc. had not incurred any obligations or recorded any material transactions for the three months ended March 31, 2014 and period ended March 31, 2013.
As of March 31, 2014, the Non-Guarantors consist of 100% owned subsidiaries which conduct operations in the United Kingdom and Singapore.
The following schedules present the balance sheets as of March 31, 2014 and December 31, 2013 for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantor. The following schedules also present the statements of operations and statements of cash flows for the three months ended March 31, 2014, and periods ended March 31, 2013 and January 23, 2013, for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Balance Sheets

(dollars in millions)	As of March 31, 2014
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Land	$—	$—	$—	$—	$89.6	$—	$—	$89.6
Buildings and improvements	—	—	—	—	742.5	44.5	—	787.0
Equipment	—	—	—	—	205.6	0.8	—	206.4
Construction in progress	—	—	—	—	99.4	—	—	99.4
Subtotal	—	—	—	—	1,137.1	45.3	—	1,182.4
Accumulated depreciation	—	—	—	—	(252.1)	(5.5)	—	(257.6)
Net investment in real estate	—	—	—	—	885.0	39.8	—	924.8
Cash and cash equivalents	—	—	—	—	124.2	1.0	—	125.2
Investment in subsidiaries	766.8	7.7	796.8	—	1.0	—	(1,572.3)	—
Rent and other receivables	—	—	—	—	41.1	1.3	—	42.4
Intercompany receivable	—	—	508.1	—	0.1	—	(508.2)	—
Goodwill	—	—	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	—	—	81.7	—	—	81.7
Due from affiliates	—	—	—	—	0.9	—	—	0.9
Other assets	—	—	13.2	—	60.3	3.4	—	76.9
Total assets	$766.8	$7.7	$1,318.1	$—	$1,470.5	$45.5	$(2,080.5)	$1,528.1
Accounts payable and accrued expenses	$—	$—	$17.4	$—	$70.9	$0.5	$—	$88.8
Deferred revenue	—	—	—	—	64.0	0.8	—	64.8
Intercompany payable	—	—	—	—	508.1	0.1	(508.2)	—
Due to affiliates	—	—	8.9	—	1.9	—	—	10.8
Capital lease obligations	—	—	—	—	7.4	8.1	—	15.5
Long-term debt	—	—	525.0	—	—	—	—	525.0
Other financing arrangements	—	—	—	—	21.4	35.0	—	56.4
Total liabilities	—	—	551.3	—	673.7	44.5	(508.2)	761.3
Total equity	766.8	7.7	766.8	—	796.8	1.0	(1,572.3)	766.8
Total liabilities and equity	$766.8	$7.7	$1,318.1	$—	$1,470.5	$45.5	$(2,080.5)	$1,528.1

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	As of December 31, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Land	$—	$—	$—	$—	$89.3	$—	$—	$89.3
Buildings and improvements	—	—	—	—	739.6	44.1	—	783.7
Equipment	—	—	—	—	189.4	0.8	—	190.2
Construction in progress	—	—	—	—	57.3	—	—	57.3
Subtotal	—	—	—	—	1,075.6	44.9	—	1,120.5
Accumulated depreciation	—	—	—	—	(232.0)	(4.7)	—	(236.7)
Net investment in real estate	—	—	—	—	843.6	40.2	—	883.8
Cash and cash equivalents	—	—	—	—	146.8	2.0	—	148.8
Investment in subsidiaries	777.6	7.8	795.0	—	2.1	—	(1,582.5)	—
Rent and other receivables	—	—	—	—	40.3	0.9	—	41.2
Intercompany receivable	—	—	508.1	—	0.2	—	(508.3)	—
Goodwill	—	—	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	—	—	85.9	—	—	85.9
Due from affiliates	—	—	—	—	0.6	—	—	0.6
Other assets	—	—	14.1	—	53.0	3.2	—	70.3
Total assets	$777.6	$7.8	$1,317.2	$—	$1,448.7	$46.3	$(2,090.8)	$1,506.8
Accounts payable and accrued expenses	$—	$—	$7.8	$—	$58.6	$0.4	$—	$66.8
Deferred revenue	—	—	—	—	55.1	0.8	—	55.9
Intercompany payable	—	—	—	—	508.1	0.2	(508.3)	—
Due to affiliates	—	—	6.8	—	1.7	—	—	8.5
Capital lease obligations	—	—	—	—	8.6	8.1	—	16.7
Long-term debt	—	—	525.0	—	—	—	—	525.0
Other financing arrangements	—	—	—	—	21.6	34.7	—	56.3
Total liabilities	—	—	539.6	—	653.7	44.2	(508.3)	729.2
Total parent’s net investment	777.6	7.8	777.6	—	795.0	2.1	(1,582.5)	777.6
Total liabilities and parent’s net investment	$777.6	$7.8	$1,317.2	$—	$1,448.7	$46.3	$(2,090.8)	$1,506.8

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Operations

(dollars in millions)	Three Months Ended March 31, 2014
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$—	$—	$76.2	$1.3	$—	$77.5
Costs and expenses:
Property operating expenses	—	—	—	—	27.1	0.6	—	27.7
Sales and marketing	—	—	—	—	3.0	—	—	3.0
General and administrative	—	—	—	—	7.2	0.1	—	7.3
Depreciation and amortization	—	—	—	—	26.8	0.8	—	27.6
Transaction costs	—	—	—	—	0.1	—	—	0.1
Total costs and expenses	—	—	—	—	64.2	1.5	—	65.7
Operating income (loss)	—	—	—	—	12.0	(0.2)	—	11.8
Interest expense	—	—	9.6	—	0.2	0.9	—	10.7
Income (loss) before income taxes	—	—	(9.6)	—	11.8	(1.1)	—	1.1
Income tax expense	—	—	—	—	(0.4)	—	—	(0.4)
Equity earnings (loss) related to investment in subsidiaries	0.7	—	10.3	—	(1.1)	—	(9.9)	—
Net income (loss)	0.7	—	0.7	—	10.3	(1.1)	(9.9)	0.7
Noncontrolling interest in net income	0.5	—	—	—	—	—	—	0.5
Net income (loss) attributed to common shareholders	$0.2	$—	$0.7	$—	$10.3	$(1.1)	$(9.9)	$0.2

(dollars in millions)	Period Ended March 31, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$—	$—	$44.5	$0.5	$—	$45.0
Costs and expenses:
Property operating expenses	—	—	—	—	15.0	0.3	—	15.3
Sales and marketing	—	—	—	—	2.1	—	—	2.1
General and administrative	—	—	—	—	5.4	—	—	5.4
Depreciation and amortization	—	—	—	—	15.8	0.6	—	16.4
Total costs and expenses	—	—	—	—	38.3	0.9	—	39.2
Operating income (loss)	—	—	—	—	6.2	(0.4)	—	5.8
Interest expense (income)	—	—	7.2	—	0.7	0.5	—	8.4
Income (loss) before income taxes	—	—	(7.2)	—	5.5	(0.9)	—	(2.6)
Income tax expense	—	—	—	—	(0.2)	—	—	(0.2)
Equity earnings (loss) related to investment in subsidiaries	(2.8)	—	4.4	—	(0.9)	—	(0.7)	—
Net income (loss)	(2.8)	—	(2.8)	—	4.4	(0.9)	(0.7)	(2.8)
Noncontrolling interest in net loss	(1.9)	—	—	—	—	—	—	(1.9)
Net income (loss) attributed to common shareholders	$(0.9)	$—	$(2.8)	$—	$4.4	$(0.9)	$(0.7)	$(0.9)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	Period Ended January 23, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$—	$—	$14.9	$0.2	$—	$15.1
Costs and expenses:
Property operating expenses	—	—	—	—	4.8	—	—	4.8
Sales and marketing	—	—	—	—	0.7	—	—	0.7
General and administrative	—	—	—	—	1.4	0.1	—	1.5
Transaction-related compensation	—	—	—	—	20.0	—	—	20.0
Depreciation and amortization	—	—	—	—	5.2	0.1	—	5.3
Transaction costs	—	—	—	—	0.1	—	—	0.1
Total costs and expenses	—	—	—	—	32.2	0.2	—	32.4
Operating loss	—	—	—	—	(17.3)	—	—	(17.3)
Interest expense	—	—	2.3	—	0.1	0.1	—	2.5
Loss before income taxes	—	—	(2.3)	—	(17.4)	(0.1)	—	(19.8)
Income tax expense	—	—	—	—	(0.4)	—	—	(0.4)
Equity earnings (loss) related to investment in subsidiaries	—	—	(17.9)	—	(0.1)	—	18.0	—
Net loss	$—	$—	$(20.2)	$—	$(17.9)	$(0.1)	$18.0	$(20.2)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Cash Flows

(dollars in millions)	Three Months Ended March 31, 2014
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$0.7	$—	0.7	$—	$10.3	$(1.1)	$(9.9)	$0.7
Equity (income) loss related to investment in subsidiaries	(0.7)	—	(10.3)	—	1.1	—	9.9	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	—	—	—	26.8	0.8	—	27.6
Noncash interest expense	—	—	0.9	—	—	—	—	0.9
Stock-based compensation expense	—	—	—	—	2.2	—	—	2.2
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	—	—	(6.1)	(0.6)	—	(6.7)
Accounts payable and accrued expenses	—	—	8.4	—	(4.1)	0.1	—	4.4
Deferred revenues	—	—	—	—	8.9	—	—	8.9
Due to affiliates	—	—	—	—	(0.1)	—	—	(0.1)
Net cash provided by (used in) operating activities	—	—	(0.3)	—	39.0	(0.8)	—	37.9
Cash flows from investing activities:
Capital expenditures - other development	—	—	—	—	(49.6)	(0.1)	—	(49.7)
Intercompany advances, net	—	—	—	—	0.1	(0.1)	—	—
Return of investment	10.4	—	10.7	—	(0.3)	—	(20.8)	—
Net cash provided by (used in) investing activities	10.4	—	10.7	—	(49.8)	(0.2)	(20.8)	(49.7)
Cash flows from financing activities:
Dividends paid	(10.4)	—	(10.4)	—	(10.4)	—	20.8	(10.4)
Payments on capital leases and other financing arrangements	—	—	—	—	(1.4)	—	—	(1.4)
Net cash provided by (used in) financing activities	(10.4)	—	(10.4)	—	(11.8)	—	20.8	(11.8)
Net decrease in cash and cash equivalents	—	—	—	—	(22.6)	(1.0)	—	(23.6)
Cash and cash equivalents at beginning of period	—	—	—	—	146.8	2.0	—	148.8
Cash and cash equivalents at end of period	$—	$—	$—	$—	$124.2	$1.0	$—	$125.2

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	Period Ended March 31, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net (loss) income	$(2.8)	$—	$(2.8)	$—	$4.4	$(0.9)	$(0.7)	$(2.8)
Equity loss (income) related to investment in subsidiaries	2.8	—	(4.4)	—	0.9	—	0.7	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	—	—	—	15.8	0.6	—	16.4
Noncash interest expense	—	—	0.4	—	(0.6)	—	—	(0.2)
Stock-based compensation expense	—	—	—	—	1.2	—	—	1.2
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	—	—	11.7	(0.5)	—	11.2
Accounts payable and accrued expenses	—	—	5.6	—	(0.6)	1.1	—	6.1
Deferred revenues	—	—	—	—	(4.3)	—	—	(4.3)
Due to affiliates	—	—	—	—	(4.7)	—	—	(4.7)
Net cash provided by operating activities	—	—	(1.2)	—	23.8	0.3	—	22.9
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	—	—	(18.2)	—	—	(18.2)
Capital expenditures - other development	—	—	—	—	(26.6)	(0.1)	—	(26.7)
Release of restricted cash	—	—	—	—	1.8	—	—	1.8
Investment in subsidiaries	(337.1)	—	(337.1)	—	—	—	674.2	—
Advances to affiliate	—	—	1.2	—	(1.2)	—	—	—
Net cash used in investing activities	(337.1)	—	(335.9)	—	(44.2)	(0.1)	674.2	(43.1)
Cash flows from financing activities:
Issuance of common stock/partnership units	360.5	—	337.1	—	—	—	(337.1)	360.5
IPO costs	(23.4)	—	—	—	—	—	—	(23.4)
Payment on capital lease obligations	—	—	—	—	(0.3)	(0.3)	—	(0.6)
Contribution from parent guarantor	—	—	—	—	337.1	—	(337.1)	—
Net cash provided by financing activities	337.1	—	337.1	—	336.8	(0.3)	(674.2)	336.5
Net increase in cash and cash equivalents	—	—	—	—	316.4	(0.1)	—	316.3
Cash and cash equivalents at beginning of period	—	—	0.1	—	11.2	1.0	—	12.3
Cash and cash equivalents at end of period	$—	$—	$0.1	$—	$327.6	$0.9	$—	$328.6

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	Period Ended January 23, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net (loss) income	$—	$—	$(20.2)	$—	$(17.9)	$(0.1)	$18.0	$(20.2)
Equity loss (income) related to investment in subsidiaries	—	—	17.9	—	0.1	—	(18.0)	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	—	—	0.2	—	5.6	0.1	—	5.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	—	—	(9.6)	—	—	(9.6)
Accounts payable and accrued expenses	—	—	2.1	—	18.4	—	—	20.5
Due to affiliates	—	—	—	—	1.5	—	—	1.5
Assets and liabilities	—	—	—	—	3.8	0.1	—	3.9
Net cash provided by operating activities	—	—	—	—	1.9	0.1	—	2.0
Cash flows from investing activities:
Capital expenditures - other development	—	—	—	—	(7.7)	—	—	(7.7)
Release of restricted cash	—	—	—	—	1.9	—	—	1.9
Intercompany advances, net	—	—	0.1	—	(0.1)	—	—	—
Net cash provided by (used in) investing activities	—	—	0.1	—	(5.9)	—	—	(5.8)
Cash flows from financing activities:
Payments on capital lease obligations	—	—	—	—	(0.6)	—	—	(0.6)
Contributions from parent, net	—	—	—	—	0.2	—	—	0.2
Net cash used in financing activities	—	—	—	—	(0.4)	—	—	(0.4)
Net increase (decrease) in cash and cash equivalents	—	—	0.1	—	(4.4)	0.1	—	(4.2)
Cash and cash equivalents at beginning of period	—	—	—	—	15.6	0.9	—	16.5
Cash and cash equivalents at end of period	$—	$—	$0.1	$—	$11.2	$1.0	$—	$12.3

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

CyrusOne LP
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the “Issuers”), had $525 million aggregate principal amount of Senior Notes outstanding at March 31, 2014. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (“Parent Guarantor”), CyrusOne GP (“General Partner”), and CyrusOne LP’s 100% owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc. and CyrusOne Foreign Holdings LLC (such subsidiaries, together the “Guarantors”). None of the subsidiaries organized outside of the United States (collectively, the “Non-Guarantors”) guarantee the Senior Notes. Subject to the provisions of the indenture governing the Senior Notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

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
Guarantors – The guarantors include CyrusOne LLC, CyrusOne TRS Inc., and CyrusOne Foreign Holdings LLC. CyrusOne LLC accounts for all of the domestic operations of CyrusOne LP, including the businesses that composed the Predecessor operations. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly owns 100% of the Non-Guarantors. CyrusOne TRS Inc. had not incurred any obligations or recorded any material transactions for the three months ended March 31, 2014 and period ended March 31, 2013.
As of March 31, 2014, the Non-Guarantors consist of 100% owned subsidiaries which conduct operations in the United Kingdom and Singapore.
The following schedules present the balance sheets as of March 31, 2014 and December 31, 2013 for the LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantor. The following schedules also present the statements of operations and statements of cash flows for the three months ended March 31, 2014, and periods ended March 31, 2013 and January 23, 2013, for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Balance Sheets

(dollars in millions)	As of March 31, 2014
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Land	$—	$—	$89.6	$—	$—	$89.6
Buildings and improvements	—	—	742.5	44.5	—	787.0
Equipment	—	—	205.6	0.8	—	206.4
Construction in progress	—	—	99.4	—	—	99.4
Subtotal	—	—	1,137.1	45.3	—	1,182.4
Accumulated depreciation	—	—	(252.1)	(5.5)	—	(257.6)
Net investment in real estate	—	—	885.0	39.8	—	924.8
Cash and cash equivalents	—	—	124.2	1.0	—	125.2
Investment in subsidiaries	796.8	—	1.0	—	(797.8)	—
Rent and other receivables	—	—	41.1	1.3	—	42.4
Intercompany receivable	508.1	—	0.1	—	(508.2)	—
Goodwill	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	81.7	—	—	81.7
Due from affiliates	—	—	0.9	—	—	0.9
Other assets	13.2	—	60.3	3.4	—	76.9
Total assets	$1,318.1	$—	$1,470.5	$45.5	$(1,306.0)	$1,528.1
Accounts payable and accrued expenses	$17.4	$—	$70.9	$0.5	$—	$88.8
Deferred revenue	—	—	64.0	0.8	—	64.8
Intercompany payable	—	—	508.1	0.1	(508.2)	—
Due to affiliates	8.9	—	1.9	—	—	10.8
Capital lease obligations	—	—	7.4	8.1	—	15.5
Long-term debt	525.0	—	—	—	—	525.0
Other financing arrangements	—	—	21.4	35.0	—	56.4
Total liabilities	551.3	—	673.7	44.5	(508.2)	761.3
Total partnership capital	766.8	—	796.8	1.0	(797.8)	766.8
Total liabilities and partnership capital	$1,318.1	$—	$1,470.5	$45.5	$(1,306.0)	$1,528.1

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	As of December 31, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Land	$—	$—	$89.3	$—	$—	$89.3
Buildings and improvements	—	—	739.6	44.1	—	783.7
Equipment	—	—	189.4	0.8	—	190.2
Construction in progress	—	—	57.3	—	—	57.3
Subtotal	—	—	1,075.6	44.9	—	1,120.5
Accumulated depreciation	—	—	(232.0)	(4.7)	—	(236.7)
Net investment in real estate	—	—	843.6	40.2	—	883.8
Cash and cash equivalents	—	—	146.8	2.0	—	148.8
Investment in subsidiaries	795.0	—	2.1	—	(797.1)	—
Rent and other receivables	—	—	40.3	0.9	—	41.2
Intercompany receivable	508.1	—	0.2	—	(508.3)	—
Goodwill	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	85.9	—	—	85.9
Due from affiliates	—	—	0.6	—	—	0.6
Other assets	14.1	—	53.0	3.2	—	70.3
Total assets	$1,317.2	$—	$1,448.7	$46.3	$(1,305.4)	$1,506.8
Accounts payable and accrued expenses	$7.8	$—	$58.6	$0.4	$—	$66.8
Deferred revenue	—	—	55.1	0.8	—	55.9
Intercompany payable	—	—	508.1	0.2	(508.3)	—
Due to affiliates	6.8	—	1.7	—	—	8.5
Capital lease obligations	—	—	8.6	8.1	—	16.7
Long-term debt	525.0	—	—	—	—	525.0
Other financing arrangements	—	—	21.6	34.7	—	56.3
Total liabilities	539.6	—	653.7	44.2	(508.3)	729.2
Total partnership capital	777.6	—	795.0	2.1	(797.1)	777.6
Total liabilities and partnership capital	$1,317.2	$—	$1,448.7	$46.3	$(1,305.4)	$1,506.8

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Operations

(dollars in millions)	Three Months Ended March 31, 2014
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$76.2	$1.3	$—	$77.5
Costs and expenses:
Property operating expenses	—	—	27.1	0.6	—	27.7
Sales and marketing	—	—	3.0	—	—	3.0
General and administrative	—	—	7.2	0.1	—	7.3
Depreciation and amortization	—	—	26.8	0.8	—	27.6
Transaction costs	—	—	0.1	—	—	0.1
Total costs and expenses	—	—	64.2	1.5	—	65.7
Operating income (loss)	—	—	12.0	(0.2)	—	11.8
Interest expense	9.6	—	0.2	0.9	—	10.7
Income (loss) before income taxes	(9.6)	—	11.8	(1.1)	—	1.1
Income tax expense	—	—	(0.4)	—	—	(0.4)
Partnership earnings (loss) related to investment in subsidiaries	10.3	—	(1.1)	—	(9.2)	—
Net income (loss)	$0.7	$—	$10.3	$(1.1)	$(9.2)	$0.7

(dollars in millions)	Period Ended March 31, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$44.5	$0.5	$—	$45.0
Costs and expenses:
Property operating expenses	—	—	15.0	0.3	—	15.3
Sales and marketing	—	—	2.1	—	—	2.1
General and administrative	—	—	5.4	—	—	5.4
Depreciation and amortization	—	—	15.8	0.6	—	16.4
Total costs and expenses	—	—	38.3	0.9	—	39.2
Operating income (loss)	—	—	6.2	(0.4)	—	5.8
Interest expense (income)	7.2	—	0.7	0.5	—	8.4
Income (loss) before income taxes	(7.2)	—	5.5	(0.9)	—	(2.6)
Income tax expense	—	—	(0.2)	—	—	(0.2)
Partnership earnings (loss) related to investment in subsidiaries	4.4	—	(0.9)	—	(3.5)	—
Net income (loss)	$(2.8)	$—	$4.4	$(0.9)	$(3.5)	$(2.8)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	Period Ended January 23, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$14.9	$0.2	$—	$15.1
Costs and expenses:
Property operating expenses	—	—	4.8	—	—	4.8
Sales and marketing	—	—	0.7	—	—	0.7
General and administrative	—	—	1.4	0.1	—	1.5
Transaction-related compensation	—	—	20.0	—	—	20.0
Depreciation and amortization	—	—	5.2	0.1	—	5.3
Transaction costs	—	—	0.1	—	—	0.1
Total costs and expenses	—	—	32.2	0.2	—	32.4
Operating loss	—	—	(17.3)	—	—	(17.3)
Interest expense	2.3	—	0.1	0.1	—	2.5
Loss before income taxes	(2.3)	—	(17.4)	(0.1)	—	(19.8)
Income tax expense	—	—	(0.4)	—	—	(0.4)
Partnership earnings (loss) related to investment in subsidiaries	(17.9)	—	(0.1)	—	18.0	—
Net loss	$(20.2)	$—	$(17.9)	$(0.1)	$18.0	$(20.2)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Cash Flows

(dollars in millions)	Three Months Ended March 31, 2014
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$0.7	$—	$10.3	$(1.1)	$(9.2)	$0.7
Partnership (income) loss related to investment in subsidiaries	(10.3)	—	1.1	—	9.2	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	—	26.8	0.8	—	27.6
Noncash interest expense	0.9	—	—	—	—	0.9
Stock-based compensation expense	—	—	2.2	—	—	2.2
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	(6.1)	(0.6)	—	(6.7)
Accounts payable and accrued expenses	8.4	—	(4.1)	0.1	—	4.4
Deferred revenues	—	—	8.9	—	—	8.9
Due to affiliates	—	—	(0.1)	—	—	(0.1)
Net cash provided by (used in) operating activities	(0.3)	—	39.0	(0.8)	—	37.9
Cash flows from investing activities:
Capital expenditures - other	—	—	(49.6)	(0.1)	—	(49.7)
Intercompany advances, net	—	—	0.1	(0.1)	—	—
Return of investment	10.7	—	(0.3)	—	(10.4)	—
Net cash provided by (used in) investing activities	10.7	—	(49.8)	(0.2)	(10.4)	(49.7)
Cash flows from financing activities:
Dividends and distributions paid	(10.4)	—	(10.4)	—	10.4	(10.4)
Payments on capital leases and other financing arrangements	—	—	(1.4)	—	—	(1.4)
Net cash provided by (used in) financing activities	(10.4)	—	(11.8)	—	10.4	(11.8)
Net decrease in cash and cash equivalents	—	—	(22.6)	(1.0)	—	(23.6)
Cash and cash equivalents at beginning of period	—	—	146.8	2.0	—	148.8
Cash and cash equivalents at end of period	$—	$—	$124.2	$1.0	$—	$125.2

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	Period Ended March 31, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net (loss) income	$(2.8)	$—	$4.4	$(0.9)	$(3.5)	$(2.8)
Partnership (income) loss related to investment in subsidiaries	(4.4)	—	0.9	—	3.5	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	—	15.8	0.6	—	16.4
Noncash interest expense	0.4	—	(0.6)	—	—	(0.2)
Stock-based compensation expense	—	—	1.2	—	—	1.2
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	11.7	(0.5)	—	11.2
Accounts payable and accrued expenses	5.6	—	(0.6)	1.1	—	6.1
Deferred revenues	—	—	(4.3)	—	—	(4.3)
Due to affiliates	—	—	(4.7)	—	—	(4.7)
Net cash provided by operating activities	(1.2)	—	23.8	0.3	—	22.9
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	(18.2)	—	—	(18.2)
Capital expenditures - other development	—	—	(26.6)	(0.1)	—	(26.7)
Release of restricted cash	—	—	1.8	—	—	1.8
Investment in subsidiaries	(337.1)	—	—	—	337.1	—
Advances to affiliate	1.2	—	(1.2)	—	—	—
Net cash used in investing activities	(335.9)	—	(44.2)	(0.1)	337.1	(43.1)
Cash flows from financing activities:
Issuance of partnership units	337.1	—	—	—	—	337.1
Payment on capital lease obligations	—	—	(0.3)	(0.3)	—	(0.6)
Contribution from parent guarantor	—	—	337.1	—	(337.1)	—
Net cash provided by financing activities	337.1	—	336.8	(0.3)	(337.1)	336.5
Net increase in cash and cash equivalents	—	—	316.4	(0.1)	—	316.3
Cash and cash equivalents at beginning of period	0.1	—	11.2	1.0	—	12.3
Cash and cash equivalents at end of period	$0.1	$—	$327.6	$0.9	$—	$328.6

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	Period Ended January 23, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net (loss) income	$(20.2)	$—	$(17.9)	$(0.1)	$18.0	$(20.2)
Partnership loss (income) related to investment in subsidiaries	17.9	—	0.1	—	(18.0)	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	0.2	—	5.6	0.1	—	5.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	(9.6)	—	—	(9.6)
Accounts payable and accrued expenses	2.1	—	18.4	—	—	20.5
Due to affiliates	—	—	1.5	—	—	1.5
Other changes in assets and liabilities	—	—	3.8	0.1	—	3.9
Net cash provided by operating activities	—	—	1.9	0.1	—	2.0
Cash flows from investing activities:
Capital expenditures - other development	—	—	(7.7)	—	—	(7.7)
Release of restricted cash	—	—	1.9	—	—	1.9
Intercompany advances, net	0.1	—	(0.1)	—	—	—
Net cash provided by (used in) investing activities	0.1	—	(5.9)	—	—	(5.8)
Cash flows from financing activities:
Payments on capital lease obligations	—	—	(0.6)	—	—	(0.6)
Contributions from parent, net	—	—	0.2	—	—	0.2
Net cash used in financing activities	—	—	(0.4)	—	—	(0.4)
Net increase (decrease) in cash and cash equivalents	0.1	—	(4.4)	0.1	—	(4.2)
Cash and cash equivalents at beginning of period	—	—	15.6	0.9	—	16.5
Cash and cash equivalents at end of period	$0.1	$—	$11.2	$1.0	$—	$12.3

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
In particular, statements pertaining to our capital resources, portfolio performance, financial condition and results of operations contain certain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” "approximately,"“intends,” “plans” "estimates," or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) the geographic concentration of our data centers in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets; (ii) increased operating costs; (iii) difficulties in identifying properties to acquire and completing acquisitions; (iv) the significant competition in our industry and an inability to lease vacant space, renew existing leases or release space as leases expire; (v) lack of sufficient customer demand to realize expected returns on our investments to expand our property portfolio; (vi) decreased revenue from costs and disruptions associated with any failure of our physical infrastructure or services; (vii) our ability to lease available space to existing or new customers; (viii) our failure to obtain necessary outside financing; (ix) our failure to qualify as a REIT; (x) financial market fluctuations; (xi) changes in real estate and zoning laws and increases in real property tax rates; (xii) delays or disruptions in third-party network connectivity; (xiii) service failures or price increases by third party power suppliers; (xiv) inability to renew net leases on the data center properties we lease; and (xv) other factors affecting the real estate industry generally.
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the United States Securities and Exchange Commission, or SEC, pursuant to the Exchange Act. We discussed a number of material risks in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013. Those risks continue to be relevant to our performance and financial condition. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Presentation
References in this Quarterly Report to “Successor” refers to the Company on or after January 24, 2013 and “Predecessor” are the results prior to January 24, 2013. The Predecessor results have been prepared on a “carve-out” basis from CBI’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to the data center business. These allocations reflect significant assumptions, and the combined financial statements do not fully reflect what the financial position, results of operations and cash flows would have been had CyrusOne been a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of CyrusOne’s future results of operations, financial position and cash flows. The related financial statement tables will be presented showing the statements that relate to the Predecessor as well as the Successor. The results of both the Predecessor and Successor are presented separately but will be discussed on a combined basis for comparability purposes.

Overview
Our Company. We are an owner, operator and developer of enterprise-class, carrier-neutral data center properties. Enterprise-class, carrier-neutral data centers are purpose-built facilities with redundant power, cooling and access to a range of telecommunications carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology (“IT”) infrastructure for approximately 630 customers in 25 operating data centers in 10 distinct markets (8 cities in the U.S., London and Singapore).
We provide mission-critical data center facilities that protect and ensure the continued operation of IT infrastructure for our customers. Our goal is to be the preferred global data center provider to the Fortune 1000. As of March 31, 2014, our customers included nine of the Fortune 20 and 135 of the Fortune 1000 or private or foreign enterprises of equivalent size. These 135 Fortune 1000 customers provided 74% of our annualized rent as of March 31, 2014. Additionally, as of March 31, 2014, our top 10 customers represented 42% of our annualized rent.
We cultivate long-term strategic relationships with our customers and provide them with solutions for their data center facilities and IT infrastructure challenges. Our offerings provide flexibility, reliability and security delivered through a tailored, customer service focused platform that is designed to foster long-term relationships. We focus on attracting customers that have not historically outsourced their data center needs and providing them with solutions that address their current and future needs. Our facilities and construction design allow us to offer flexibility in density, power resiliency and the opportunity for expansion as our customers' needs grow. The National IX Platform delivers interconnection across states and between metro-enabled sites within the CyrusOne footprint and beyond. The platform enables high-performance, low-cost data transfer and accessibility for customers by uniting all of our data centers.
Our Portfolio. As of March 31, 2014, our property portfolio included 25 operating data centers in 10 distinct markets (8 cities in the U.S., London and Singapore) collectively providing approximately 2,060,000 net rentable square feet ("NRSF"), of which 83% was leased, and powered by approximately 169 MW of available UPS capacity. We own 14 of the buildings in which our data center facilities are located. We lease the remaining 11 buildings, which account for approximately 375,000 NRSF, or approximately 18% of our total operating NRSF. These leased buildings accounted for 24% of our total annualized rent as of March 31, 2014. We also currently have 761,000 NRSF under development, as well as 569,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 200 acres of land that are available for future data center shell development. Along with our primary product offering, leasing of colocation space, our customers are increasingly interested in ancillary office and other space. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers.  The following tables provide an overview of our operating and development properties as of March 31, 2014.

CyrusOne Inc.
Data Center Portfolio
As of March 31, 2014
(Unaudited)

			Operating Net Rentable Square Feet (NRSF)(a)							Powered Shell Available for Future Development (NRSF)(j)	Available UPS Capacity (MW)(k)
Facilities	Metro Area	Annualized Rent(b)	Colocation Space (CSF)(c)	CSF Leased(d)	CSF Utilized(e)	Office & Other(f)	Office & Other Leased (g)	Supporting Infrastructure(h)	Total(i)
Westway Park Blvd. (Houston West 1)	Houston	$51,815,783	112,133	97%	97%	10,563	98%	37,063	159,759	3,000	28
Southwest Fwy. (Galleria)	Houston	40,167,850	63,469	92%	92%	17,259	69%	23,203	103,931	—	14
S. State Hwy 121 Business (Lewisville)*	Dallas	37,927,019	108,687	97%	97%	11,279	96%	59,345	179,311	—	18
West Seventh Street (7th St.)***	Cincinnati	34,442,528	211,718	90%	91%	5,744	100%	171,561	389,023	37,000	13
Fujitec Drive (Lebanon)	Cincinnati	21,001,479	65,303	79%	79%	36,261	90%	49,159	150,723	72,000	14
Westover Hills Blvd. (San Antonio 1)	San Antonio	16,437,632	43,487	100%	100%	5,633	85%	45,939	95,058	11,000	12
W. Frankford Road (Carrollton)	Dallas	15,339,297	107,616	69%	100%	19,706	20%	53,588	180,910	345,000	9
Industrial Road (Florence)	Cincinnati	14,721,210	52,698	100%	100%	46,848	87%	40,374	139,920	—	9
Knightsbridge Drive (Hamilton)*	Cincinnati	11,275,885	46,565	89%	89%	1,077	100%	35,336	82,978	—	10
E. Ben White Blvd. (Austin 1)*	Austin	6,776,994	16,223	85%	86%	21,376	100%	7,516	45,115	—	2
Parkway Dr. (Mason)	Cincinnati	5,833,599	34,072	100%	100%	26,458	98%	17,193	77,723	—	4
Metropolis Drive (Austin 2)	Austin	5,432,430	37,780	76%	77%	4,128	17%	18,444	60,352	—	5
Midway Rd.**	Dallas	5,397,862	8,390	100%	100%	—	—	—	8,390	—	1
South Ellis Street (Phoenix 1)	Phoenix	5,207,640	77,504	88%	93%	37,040	7%	32,723	147,267	31,000	11
Westway Park Blvd. (Houston West 2)	Houston	4,544,037	79,492	36%	42%	3,112	31%	30,597	113,201	12,000	12
Kestral Way (London)**	London	3,460,588	10,000	99%	99%	—	—	—	10,000	—	1
Springer Street (Lombard)	Chicago	2,403,080	13,516	47%	50%	4,115	100%	12,230	29,861	29,000	3
Marsh Ln.**	Dallas	2,100,163	4,245	100%	100%	—	—	—	4,245	—	1
Goldcoast Drive (Goldcoast)	Cincinnati	1,463,036	2,728	100%	100%	5,280	100%	16,481	24,489	14,000	1
E. Monroe Street (Monroe St.)	South Bend	1,039,540	6,350	64%	64%	—	—	6,478	12,828	4,000	1
Bryan St.**	Dallas	976,533	3,020	57%	57%	—	—	—	3,020	—	1
North Fwy. (Greenspoint)**	Houston	837,564	13,000	100%	100%	1,449	100%	—	14,449	—	1
Crescent Circle (Blackthorn)*	South Bend	668,887	3,432	49%	49%	—	—	5,125	8,557	11,000	1
McAuley Place (Blue Ash)*	Cincinnati	620,448	6,193	39%	39%	6,950	100%	2,166	15,309	—	1
Jurong East (Singapore)**	Singapore	307,680	3,200	12%	12%	—	—	—	3,200	—	1
Total		$290,198,764	1,130,821	84%	89%	264,278	72%	664,521	2,059,619	569,000	169

*	Indicates properties in which we hold a leasehold interest in the building shell and land. All data center infrastructure has been constructed by us and owned by us.

**	Indicates properties in which we hold a leasehold interest in the building shell, land, and all data center infrastructure.

***	The information provided for the West Seventh Street (7th St.) property includes data for two facilities, one of which we lease and one of which we own.

(a)	Represents the total square feet of a building under lease or available for lease based on engineers' drawings and estimates but does not include space held for development or space used by CyrusOne.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of March 31, 2014, multiplied by 12. For the month of March 2014, our total annualized rent was $290.2 million, customer reimbursements were $30.6 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From April 1, 2012 through March 31, 2014, customer reimbursements under leases with separately metered power constituted between 8.6% and 10.6% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of March 31, 2014 was $301,286,789. Our annualized effective rent was greater than our annualized rent as of March 31, 2014 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(c)	CSF represents the NRSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.

(d)	Percent leased is determined based on CSF being billed to customers under signed leases as of March 31, 2014 divided by total CSF. Leases signed but not commenced as of March 2014 are not included.

(e)	Utilization is calculated by dividing CSF under signed leases for colocation space (whether or not the customer has occupied the space) by total CSF.

(f)	Represents the NRSF at an operating facility that is currently leased or readily available for lease as space other than CSF, which is typically office and other space.

(g)
Percent leased is determined based on Office & Other space being billed to customers under signed leases as of March 31, 2014 divided by total Office & Other space. Leases signed but not commenced as of March 2014 are not included.

(h)	Represents infrastructure support space, including mechanical, telecommunications and utility rooms, as well as building common areas.

(i)	Represents the NRSF at an operating facility that is currently leased or readily available for lease. This excludes existing vacant space held for development.

(j)	Represents space that is under roof that could be developed in the future for operating NRSF, rounded to the nearest 1,000.

(k)
UPS capacity (also referred to as critical load) represents the aggregate power available for lease and exclusive use by customers from the facility’s installed universal power supplies (UPS) expressed in terms of megawatts. The capacity reported is for non-redundant megawatts, as we can develop flexible solutions to our customers at multiple resiliency levels. Does not sum to total due to rounding.

CyrusOne Inc.
NRSF Under Development
As of March 31, 2014
(Dollars in millions)
(Unaudited)

		NRSF Under Development(a)						Under Development Costs(b)
Facilities	Metropolitan Area	Colocation Space (CSF)	Office & Other	Supporting Infrastructure	Powered Shell(c)	Total	UPS MW Capacity(d)	Actual to Date(e)	Estimated Costs to Completion	Total
W. Frankford Rd., Carrollton, TX (Carrollton)	Dallas	60,000	8,000	28,000	—	96,000	9.0	$9	$17-22	$26-31
Westover Hills Blvd., San Antonio, TX (San Antonio 2)	San Antonio	30,000	20,000	25,000	40,000	115,000	3.0	3	29-35	32-38
Westway Park Blvd., Houston, TX (Houston West 3)	Houston	—	—	—	320,000	320,000	—	1	18-24	19-25
South Ellis Street, Chandler, AZ (Phoenix 1)	Phoenix	—	—	—	—	—	5.0	3	1-3	4-6
South Ellis Street, Chandler, AZ (Phoenix 2)	Phoenix	—	—	—	110,000	110,000	—	—	14-17	14-17
Ridgetop Circle, Sterling, VA (Northern VA)	Loudon County	30,000	5,000	30,000	50,000	115,000	6.0	—	36-44	36-44
Metropolis Dr., Austin, TX (Austin 2)	Austin	5,000	—	—	—	5,000	—	—	0.5-1.0	0.5-1.0
Total		125,000	33,000	83,000	520,000	761,000	23.0	$16	$115.5-146.0	$131.5-162.0

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

(e)	Capex-to-date is the cash investment as of March 31, 2014. There may be accruals above this amount for work completed, for which cash has not yet been paid.

Our portfolio is currently leased to 630 companies, many of which are leading global companies. The following table sets forth information regarding the 20 largest customers, including their affiliates, in our portfolio based on annualized rent as of March 31, 2014:

CyrusOne Inc.
Customer Diversification(a)
As of March 31, 2014
(Unaudited)

	Principal Customer Industry	Number of Locations	Annualized Rent(b)	Percentage of Portfolio Annualized Rent(c)	Weighted Average Remaining Lease Term in Months(d)
1	Energy	2	$21,861,473	7.5%	35.7
2	Telecommunications (CBI)(e)	7	21,663,246	7.5%	27.0
3	Energy	4	14,959,172	5.2%	11.5
4	Research and Consulting Services	3	14,378,451	5.0%	28.3
5	Information Technology	3	13,758,183	4.7%	54.2
6	Telecommunication Services	1	11,796,422	4.1%	48.4
7	Information Technology	3	7,860,317	2.7%	41.8
8	Financials	1	6,000,225	2.1%	77.0
9	Telecommunication Services	5	5,045,249	1.7%	64.0
10	Information Technology	1	4,784,682	1.6%	24.0
11	Energy	2	4,756,800	1.6%	31.0
12	Consumer Staples	1	4,618,912	1.6%	100.0
13	Information Technology	1	4,517,495	1.6%	86.0
14	Energy	1	4,215,473	1.5%	15.0
15	Information Technology	2	3,861,445	1.3%	86.9
16	Energy	3	3,854,351	1.3%	11.9
17	Energy	1	3,636,639	1.3%	29.3
18	Consumer Discretionary	1	3,405,963	1.2%	10.3
19	Energy	1	3,341,994	1.2%	13.3
20	Energy	3	3,300,472	1.1%	32.9
			$161,616,964	55.8%	38.5

(a)	Includes affiliates.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of March 31, 2014, multiplied by 12. For the month of March 2014, our total annualized rent was $290.2 million, and customer reimbursements were $30.6 million annualized, consisting of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From April 1, 2012 through March 31, 2014, customer reimbursements under leases with separately metered power constituted between 8.6% and 10.6% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of March 31, 2014 was $301,286,789. Our annualized effective rent was greater than our annualized rent as of March 31, 2014 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(c)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of March 31, 2014, which was approximately $290.2 million.

(d)
Weighted average based on customer’s percentage of total annualized rent expiring and is as of March 31, 2014, assuming that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.

(e)
Includes information for both Cincinnati Bell Technology Solutions (CBTS) and Cincinnati Bell Telephone and two customers that have contracts with CBTS. We expect the contracts for these two customers to be assigned to us, but the consents for such assignments have not yet been obtained. Excluding these customers, Cincinnati Bell Inc. and subsidiaries represented 2.5% of our annualized rent as of March 31, 2014.

Lease Distribution
The following table sets forth information relating to the distribution of customer leases in the properties in our portfolio, based on NRSF under lease as of March 31, 2014:

CyrusOne Inc.
Lease Distribution
As of March 31, 2014
(Unaudited)

NRSF Under Lease(a)	Number of Customers(b)	Percentage of All Customers	Total Leased NRSF(c)	Percentage of Portfolio Leased NRSF	Annualized Rent(d)	Percentage of Annualized Rent
0-999	470	77%	91,412	5%	$36,477,636	13%
1000-2499	49	8%	79,860	5%	17,673,661	6%
2500-4999	32	5%	119,394	7%	23,640,478	8%
5000-9999	31	5%	216,802	13%	58,191,757	20%
10000+	33	5%	1,193,317	70%	154,215,232	53%
Total	615	100%	1,700,785	100%	$290,198,764	100%

(a)	Represents all leases in our portfolio, including colocation, office and other leases.

(b)
Represents the number of customers occupying data center, office and other space as of March 31, 2014. This may vary from total customer count as some customers may be under contract, but have yet to occupy space.

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

(d)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of March 31, 2014, multiplied by 12. For the month of March 2014, our total annualized rent was $290.2 million, customer reimbursements were $30.6 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From April 1, 2012 through March 31, 2014, customer reimbursements under leases with separately metered power constituted between 8.6% and 10.6% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of March 31, 2014 was $301,286,789. Our annualized effective rent was greater than our annualized rent as of March 31, 2014 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

Lease Expiration

The following table sets forth a summary schedule of the customer lease expirations for leases in place as of March 31, 2014 plus available space, for each of the 10 full calendar years and the partial year beginning April 1, 2014, at the properties in our portfolio. Customers whose leases have been auto-renewed prior to March 31, 2014 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.
CyrusOne Inc.
Lease Expirations
As of March 31, 2014
(Unaudited)

Year(a)	Number of Leases Expiring(b)	Total Operating NRSF Expiring	Percentage of Total NRSF	Annualized Rent(c)	Percentage of Annualized Rent	Annualized Rent at Expiration(d)	Percentage of Annualized Rent at Expiration
Available		358,834	17%
Month-to-Month	141	20,490	1%	$7,834,211	3%	$7,834,211	3%
Remainder of 2014	766	305,275	15%	66,708,386	23%	66,896,794	22%
2015	602	280,429	14%	47,185,635	16%	48,895,489	16%
2016	486	219,621	11%	55,025,178	19%	55,593,453	18%
2017	275	263,061	13%	33,816,366	12%	34,727,714	11%
2018	154	167,634	8%	34,794,885	12%	38,322,726	13%
2019	43	178,243	9%	12,320,980	4%	12,927,074	4%
2020	44	123,008	6%	10,829,930	4%	12,343,325	4%
2021	26	34,568	1%	10,544,639	3%	11,047,516	4%
2022	5	39,686	2%	6,285,180	2%	9,549,853	3%
2023 - Thereafter	25	68,770	3%	4,853,374	2%	5,184,573	2%
Total	2,567	2,059,619	100%	$290,198,764	100%	$303,322,728	100%

(a)
Leases that were auto-renewed prior to March 31, 2014 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.

(b)	Number of leases represents each agreement with a customer. A lease agreement could include multiple spaces and a customer could have multiple leases.

(c)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of March 31, 2014, multiplied by 12. For the month of March 2014, our total annualized rent was $290.2 million, customer reimbursements were $30.6 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From April 1, 2012 through March 31, 2014, customer reimbursements under leases with separately metered power constituted between 8.6% and 10.6% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of March 31, 2014 was $301,286,789. Our annualized effective rent was greater than our annualized rent as of March 31, 2014 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(d)	Represents the final monthly contractual rent under existing customer leases that had commenced as of March 31, 2014, multiplied by 12.

Results of Operations
Three Months Ended March 31, 2014 Compared to Periods Ended March 31, 2013 and January 23, 2013:

	Successor	Successor	Predecessor
(dollars in millions)	Three Months Ended March 31, 2014	January 24, 2013 to March 31, 2013	January 1, 2013 to January 23, 2013
Revenue	$77.5	$45.0	$15.1
Costs and expenses:
Property operating expenses	27.7	15.3	4.8
Sales and marketing	3.0	2.1	0.7
General and administrative	7.3	5.4	1.5
Transaction-related compensation	—	—	20.0
Depreciation and amortization	27.6	16.4	5.3
Transaction costs	0.1	—	0.1
Total costs and expenses	65.7	39.2	32.4
Operating income (loss)	11.8	5.8	(17.3)
Interest expense	10.7	8.4	2.5
Net income (loss) before income taxes	1.1	(2.6)	(19.8)
Income tax expense	(0.4)	(0.2)	(0.4)
Net income (loss)	0.7	(2.8)	$(20.2)
Noncontrolling interest in net income (loss)	0.5	(1.9)
Net income (loss) attributed to common shareholders	$0.2	$(0.9)
Operating margin	15.2%	12.9%	(114.6)%
Capital expenditures *:
Acquisitions of real estate	$—	$18.2	$—
Development of real estate	49.3	26.5	7.6
Recurring real estate	0.4	0.2	0.1
All other non-real estate	—	—	—
Total	$49.7	$44.9	$7.7
Metrics information:
Colocation square feet*	1,131,000	921,000	921,000
Utilization rate*	89%	81%	81%
Income (loss) per share - basic and diluted	$—	$(0.05)	$—
Dividend declared per share	$0.21	$0.16	$—

*	See “Key Operating Metrics” set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 for a definition of capital expenditures, CSF and utilization rate.

Revenue
Revenue for the three months ended March 31, 2014, was $77.5 million, an increase of $17.4 million, or 29%, compared to the three months ended March 31, 2013. This increase is primarily due to new customers and an increase in contractual monthly recurring revenue compared to the corresponding quarter in 2013. As of March 31, 2014, we had 135 Fortune 1000 customers or private or foreign enterprises of equivalent size, compared to 119 Fortune 1000 customers or private or foreign enterprises of equivalent size as of March 31, 2013.
Our capacity at March 31, 2014, was approximately 1,131,000 CSF, which is an increase of 23% from March 31, 2013. The utilization rate of our data center facilities was 89%, as of March 31, 2014, compared to 81% as of March 31, 2013.
Recurring rent churn was 1.3% for the three months ended March 31, 2014, compared to 0.4% for the three months ended March 31, 2013.
Costs and Expenses
Property operating expenses—Property operating expenses were $27.7 million for the three months ended March 31, 2014, an increase of $7.6 million, or 38%, compared to $20.1 million for the three months ended March 31, 2013. Electricity expense increased approximately $4.5 million due to power demands of an expanding customer base and rates were higher year over year as colder than expected temperatures caused supply shortages in the power market. As a result of strategic investments made over the prior year, the overall taxable asset base grew, creating an increase of approximately $1.5 million in property taxes. Additionally, to regularly maintain our data centers and all critical equipment residing at each site, we incurred $1.0 million more of maintenance related expenses. The remaining increases were due to $0.3 million of expense used towards establishing and growing connectivity services at our data centers and providing $0.2 million in additional security.
Sales and marketing expenses—Sales and marketing expenses for the three months ended March 31, 2014 were $3.0 million, an increase of $0.2 million, or 7%, compared to $2.8 million for the corresponding quarter in 2013. The increase is primarily related to an increase in payroll costs of $0.1 million and higher contract services related to marketing initiatives.
General and administrative expenses—General and administrative expenses for the three months ended March 31, 2014, were $7.3 million, an increase of $0.4 million, or 6%, compared to the same period in 2013. The increases in the general and administrative related costs are primarily the result of increased payroll costs of $1.4 million including the impact of the LTIP, offset by lower legal and consulting fees of $0.6 million.
Depreciation and amortization expense—Depreciation and amortization expense for the three months ended March 31, 2014, was $27.6 million, an increase of $5.9 million, or 27%, compared to $21.7 million for the corresponding quarter in 2013. The increase was driven by assets that were placed in service since March 31, 2013. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties and expand our existing data center facilities.
Transaction costs—For the three months ended March 31, 2014, we incurred $0.1 million of transaction formation costs, as compared to $0.1 million for the three months ended March 31, 2013.
Transaction-related compensation—We recorded compensation expense of $20.0 million for the three months ended March 31, 2013 related to CBI’s long-term incentive plan. There were no such costs incurred in other periods and these costs represent one-time compensation charges allocated to us by CBI in the period ended January 23, 2013. On April 8, 2013, CBI reimbursed the Company for $19.6 million of these costs.
Operating Income
For the three months ended March 31, 2014, operating income of $11.8 million improved $23.3 million from the first quarter of 2013, as a result of a $17.4 million increase in revenue and a $20.0 million decrease in non-recurring costs which were partially offset by increases in property operating expenses of $7.6 million, depreciation and amortization of $5.9 million, and sales, general and administrative expenses of $0.6 million.
Non-Operating Expenses
Interest expense—Interest expense for the three months ended March 31, 2014, was $10.7 million, a decrease of $0.2 million, or 2%, as compared to $10.9 million for the corresponding quarter in 2013. Interest expense decreased primarily as the result of lower amortization expense on the deferred financing costs on our 6 3/8% Senior Notes due in 2022, which are amortized using the effective interest method, as compared to the amortization expense taken in 2013.
Income tax expense—Income tax expense was $0.4 million for the three months ended March 31, 2014, as compared to an income tax expense of $0.6 million for the three months ended March 31, 2013.

Capital Expenditures
Capital expenditures for the three months ended March 31, 2014, were $49.7 million, as compared to $52.6 million for the three months ended March 31, 2013. Our capital expenditures for 2014 relate to the development of power and space primarily in our San Antonio, Carrollton, Houston West 1 and 2, 7th Street, and Phoenix data center facilities.

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
On November 20, 2012, CyrusOne LP issued $525 million of Senior Notes and entered into a $225 million Credit Agreement. The Senior Notes are scheduled to mature in 2022 and bear interest at a rate of 6.375% per annum. Borrowings under the Credit Agreement bear interest at a variable rate based on, at CyrusOne LP’s option, a rate equal to an applicable margin over either a base rate or a LIBOR rate. The Credit Agreement is scheduled to mature in 2017. We utilized approximately $480 million of net proceeds from our Senior Notes issuance to partially repay our notes due to related parties, which totaled $662.7 million at November 20, 2012. The notes payable remaining after such repayment were settled with an equity contribution to the operating partnership.
In connection with our IPO, we sold approximately 19.0 million shares of CyrusOne Inc., and the net proceeds of $337.1 million were used to purchase a 33.9% ownership or 21.9 million of operating partnership units of CyrusOne LP and CBI retained a 66.1% ownership or 42.6 million operating partnership units in CyrusOne LP. Commencing on January 17, 2014, CBI may exchange the partnership units of CyrusOne LP into cash, or shares of common stock as determined by us, on a one-for-one basis based upon the fair value of a share of our common stock. In anticipation of CBI's potential exchange of partnership units for shares, we have filed a resale registration statement on Form S-3 with the Securities Exchange Commission which allows us to register the maximum amount of shares CBI may obtain through the exchange of their partnership units. As stock is issued by CyrusOne Inc., CBI's ownership percentage will change. CyrusOne has issued shares in conjunction with the long-term incentive plan and CBI's ownership was 65.3% as of March 31, 2014.
In addition, we filed a universal shelf registration on Form S-3 with the Securities Exchange Commission that will allow us to publicly offer, from time to time, and sell debt securities, common stock, preferred stock, warrants, and rights and units. The securities will have a maximum aggregate offering price of $600 million or the equivalent thereof in foreign currencies.
As of March 31, 2014, and December 31, 2013, we had $125.2 million and $148.8 million, respectively, of cash and cash equivalents.
Short-term Liquidity
Our short-term liquidity requirements primarily consist of operating expenses and capital expenditures composed primarily of acquisition and development costs for data center properties. For the three months ended March 31, 2014, our capital expenditures were $49.7 million. We expect to fund future capital expenditures from the cash available on our balance sheet and availability under the Credit Agreement. Our capital expenditures are largely discretionary and will be applied to expand our existing data center properties, acquire or construct new facilities, or both. We intend to continue to pursue additional growth opportunities and are prepared to commit additional resources to support this growth.
Long-term Liquidity
Our long-term liquidity requirements primarily consist of distributions to stockholders and the acquisition and development of additional data center properties. We expect to meet our long-term liquidity requirements with cash flows from our operations, issuances of debt and equity securities and borrowings under our Credit Agreement.
As of March 31, 2014, our debt and other financing arrangements were $596.9 million, consisting of $525.0 million of Senior Notes due 2022, capital lease obligations of $15.5 million and other financing arrangements of $56.4 million. We have a revolving credit agreement of $225.0 million. As of March 31, 2014, we did not have any borrowings outstanding on this facility, leaving available borrowing capacity of $225.0 million.

Cash Flows
Comparison of Three Months Ended March 31, 2014 to Periods Ended March 31, 2013 and January 23, 2013
Cash provided by operations was $37.9 million for the three months ended March 31, 2014. This is an increase of $13.0 million compared to the three months ended March 31, 2013. The increase in net cash generated from operations was primarily the result of income from leasing incremental space, power, and related services compared to the three months ended March 31, 2013.
Cash used in investing activities was $49.7 million for the three months ended March 31, 2014, compared to $48.9 million for the three months ended March 31, 2013.
Cash used in financing activities was $11.8 million for the three months ended March 31, 2014 as opposed to $336.1 million provided by financing activities as of March 31, 2013. The significant change is attributed to net proceeds related to the issuance of common stock of $337.1 million which occurred in 2013, offset by dividends paid of $10.4 million.
Distribution Policy
CyrusOne Inc. is required to distribute 90% of its taxable income (excluding capital gains) on an annual basis in order to continue to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to our common shareholders from cash flow from our operating partnership’s operating activities. In addition, the Operating Partnership Agreement requires ratable distributions to partners, and therefore, similar distributions will be made to all holders of operating partnership units. All such distributions are at the discretion of our parent company’s Board of Directors. We consider market factors and our operating partnership’s performance in addition to REIT requirements in determining distribution levels. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of the Board of Directors during the year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure to interest rate risk, arising from variable-rate borrowings under our Credit Agreement. On November 20, 2012, we entered into a Credit Agreement with a syndicate of financial institutions. Borrowings on the Credit Agreement bear interest, at our option, at a rate equal to an applicable margin over either a base rate or a LIBOR rate. The initial applicable margin is 2.25% for base rate loans and 3.75% for LIBOR loans. As of March 31, 2014, we had no derivative instruments to hedge these interest rate risks or borrowings outstanding on the related Credit Agreement.
The following table sets forth the carrying value and fair value amounts, maturity dates, and average interest rates at March 31, 2014, for our fixed-rate debt, excluding capital leases and other financing arrangements:

(dollars in millions)	2014	2015	2016	2017	Thereafter	Total Carrying Value	Total Fair Value
Fixed-rate debt	$—	$—	$—	$—	$525.0	$525.0	$555.2
Average interest rate on fixed-rate debt	—	—	—	—	6.375%	6.375%	—
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a description of the Company’s market risks. There were no material changes for the period ended March 31, 2014.

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
As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Control over Financial Reporting (CyrusOne Inc.)
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Control over Financial Reporting (CyrusOne LP)
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, from time to time we are subject to claims and administrative proceedings, none which are currently outstanding which we believe would have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations, liquidity and cash flows.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 03, 2014, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2014, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the quarter ended March 31, 2014.

ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of May, 2014.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President, Chief Executive Officer, and Director

By:	/s/ Kimberly H. Sheehy
Kimberly H. Sheehy
Chief Financial and Administrative Officer

By:	/s/ Patricia M. McBratney
Patricia M. McBratney
Vice President and Controller (Chief Accounting Officer)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of May, 2014.

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