Form 10-Q
period 2014-06-30
CyrusOne Inc.; CyrusOne LP
filed 2014-08-08
CIK 1553023, 1575810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
CyrusOne Inc. Yes  ☐    No  ☒
CyrusOne LP Yes  ☐    No  ☒

CyrusOne Inc.
There were 38,660,973 shares of common stock outstanding as of August 1, 2014 with a par value of $0.01 per share.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2014 of CyrusOne Inc., a Maryland corporation, and CyrusOne LP, a Maryland limited partnership, of which CyrusOne GP, a Maryland statutory trust of which CyrusOne Inc. is the sole beneficial owner and sole trustee, is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to CyrusOne Inc. together with its consolidated subsidiaries, including CyrusOne LP. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to CyrusOne LP together with its consolidated subsidiaries.
CyrusOne Inc. is a real estate investment trust, or REIT, and the sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP. As of June 30, 2014, CyrusOne Inc., together with CyrusOne GP, owned approximately 59.2% of the operating partnership units in CyrusOne LP. The remaining approximately 40.8% of the operating partnership units in CyrusOne LP, which is reflected as a noncontrolling interest, is owned by our former parent, Cincinnati Bell Inc. (“CBI”). As the sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP, CyrusOne Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.
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

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	6

CyrusOne Inc. Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	6

CyrusOne Inc. Condensed Consolidated and Combined Statements of Operations for the Three Months Ended June 30, 2014 and 2013, the Six Months Ended June 30, 2014, the Period Ended June 30, 2013 (January 24, 2013 to June 30, 2013), and Combined Statement of Operations for the period ended January 23, 2013 (January 1, 2013 to January 23, 2013)	7

CyrusOne Inc. Condensed Consolidated Statement of Equity for the Six Months Ended June 30, 2014 and June 30, 2013	8

CyrusOne Inc. Condensed Consolidated and Combined Statements of Cash Flows for the Six Months Ended June 30, 2014, the Period Ended June 30, 2013 (January 24, 2013 to June 30, 2013), and Combined Statement of Cash Flows for the period ended January 23, 2013 (January 1, 2013 to January 23, 2013)	9

CyrusOne LP Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	11

CyrusOne LP Condensed Consolidated and Combined Statements of Operations for the Three Months Ended June 30, 2014 and 2013, the Six Months Ended June 30, 2014, the Period Ended June 30, 2013 (January 24, 2013 to June 30, 2013), and Combined Statement of Operations for the period ended January 23, 2013 (January 1, 2013 to January 23, 2013)	12

CyrusOne LP Condensed Consolidated Statement of Partnership Capital for the Six Months Ended June 30, 2014	13

CyrusOne LP Condensed Consolidated and Combined Statements of Cash Flows for the Six Months Ended June 30, 2014, the Period Ended June 30, 2013 (January 24, 2013 to June 30, 2013), and Combined Statement of Cash Flows for the period ended January 23, 2013 (January 1, 2013 to January 23, 2013)	14

Notes to CyrusOne Inc. and CyrusOne LP Condensed Consolidated and Combined Financial Statements	16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	50

Item 3. Quantitative and Qualitative Disclosures About Market Risk	62

Item 4. Controls and Procedures (CyrusOne Inc. and CyrusOne LP)	63

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	64

Item 1A. Risk Factors	64

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3. Defaults Upon Senior Securities	64

Item 4. Mine Safety Disclosures	64

Item 5. Other Information	64

Item 6. Exhibits	65

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CyrusOne Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	As of	As of
	June 30, 2014	December 31, 2013
Assets
Investment in real estate:
Land	$89.7	$89.3
Buildings and improvements	791.7	783.7
Equipment	298.8	190.2
Construction in progress	59.5	57.3
Subtotal	1,239.7	1,120.5
Accumulated depreciation	(280.6)	(236.7)
Net investment in real estate	959.1	883.8
Cash and cash equivalents	49.3	148.8
Rent and other receivables, net of allowance for doubtful accounts of $1.1 and $0.5 as of June 30, 2014, and December 31, 2013, respectively	61.5	41.2
Goodwill	276.2	276.2
Intangible assets, net of accumulated amortization of $63.6 and $55.1 as of June 30, 2014, and December 31, 2013, respectively	77.4	85.9
Due from affiliates	0.5	0.6
Other assets	82.1	70.3
Total assets	$1,506.1	$1,506.8
Liabilities and equity
Accounts payable and accrued expenses	$83.9	$66.8
Deferred revenue	66.7	55.9
Due to affiliates	7.4	8.5
Capital lease obligations	15.0	16.7
Long-term debt	525.0	525.0
Other financing arrangements	57.1	56.3
Commitment and contingencies	—	—
Total liabilities	755.1	729.2
Commitment and contingencies
Equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 38,658,249 and 21,991,669 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	0.4	0.2
Additional paid in capital	511.1	340.7
Accumulated deficit	(32.7)	(18.9)
Total shareholders’ equity	478.8	322.0
Noncontrolling interest	272.2	455.6
Total equity	751.0	777.6
Total liabilities and equity	$1,506.1	$1,506.8
The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	January 24, 2013 to June 30, 2013	January 1, 2013 to January 23, 2013
Revenue	$81.7	$63.6	$159.2	$108.6	$15.1
Costs and expenses:
Property operating expenses	31.8	24.6	59.5	39.9	4.8
Sales and marketing	3.5	2.9	6.5	5.0	0.7
General and administrative	8.4	7.1	15.7	12.5	1.5
Depreciation and amortization	29.8	23.0	57.4	39.4	5.3
Transaction costs	0.8	0.4	0.9	0.4	0.1
Transaction-related compensation	—	—	—	—	20.0
Total costs and expenses	74.3	58.0	140.0	97.2	32.4
Operating income (loss)	7.4	5.6	19.2	11.4	(17.3)
Interest expense	10.7	10.8	21.4	19.2	2.5
Loss on extinguishment of debt	—	1.3	—	1.3	—
Net loss before income taxes	(3.3)	(6.5)	(2.2)	(9.1)	(19.8)
Income tax expense	(0.3)	(0.3)	(0.7)	(0.5)	(0.4)
Net loss	(3.6)	(6.8)	(2.9)	(9.6)	$(20.2)
Noncontrolling interest in net loss	(2.5)	(4.5)	(2.0)	(6.4)
Net loss attributed to common shareholders	$(1.1)	$(2.3)	$(0.9)	$(3.2)
Basic weighted average common shares outstanding	21.7	20.9	21.3	20.9
Diluted weighted average common shares outstanding	21.7	20.9	21.3	20.9
Loss per share - basic and diluted	$(0.06)	$(0.12)	$(0.06)	$(0.17)
Dividend declared per share	$0.21	$0.16	$0.42	$0.32
The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited and in millions)

	Common Stock Issued		Additional Paid In Capital	Accumulated Deficit	Partnership Capital	Total Shareholders' Equity/ Parent’s Net Investment	Non- controlling Interest	Total Equity
	Shares	Amount
Balance at January 1, 2013	—	$—	$7.1	$—	$493.0	$500.1	$—	$500.1
Net loss—January 1, 2013 to January 23, 2013	—	—	—	—	(20.2)	(20.2)	—	(20.2)
Other contributions from Parent	—	—	—	—	1.3	1.3	—	1.3
Contributions from Parent—Transaction compensation expense reimbursement	—	—	—	—	19.6	19.6	—	19.6
Noncontrolling interest effective January 24, 2013	—	—	(7.1)	—	(493.7)	(500.8)	500.8	—
Common stock issued	19.0	0.2	336.9	—	—	337.1	—	337.1
Common stock issued to CBI in exchange for operating partnership units	1.5	—	—	—	—	—	—	—
Common stock issued to CBI in exchange for settlement of IPO costs paid by CBI	0.4	—	7.1	—	—	7.1	(7.1)	—
IPO costs	—	—	(9.5)	—	—	(9.5)	—	(9.5)
Restricted shares issued	1.2	—	—	—	—	—	—	—
Net loss—January 24, 2013 to June 30, 2013	—	—	—	(9.6)	—	(9.6)	—	(9.6)
Noncontrolling interest allocated net loss	—	—	—	6.4	—	6.4	(6.4)	—
Stock-based compensation	—	—	3.0	—	—	3.0	—	3.0
Dividends declared, $0.32 per share	—	—	—	(6.5)	—	(6.5)	(14.1)	(20.6)
Balance at June 30, 2013	22.1	$0.2	$337.5	$(9.7)	$—	$328.0	$473.2	$801.2

Balance January 1, 2014	22.0	$0.2	$340.7	$(18.9)	$—	$322.0	$455.6	$777.6
Net loss	—	—	—	(2.9)	—	(2.9)	—	(2.9)
Noncontrolling interest allocated net loss	—	—	—	2.0	—	2.0	(2.0)	—
Stock issuance costs	—	—	(1.3)	—	—	(1.3)	—	(1.3)
Restricted shares issued under long-term incentive plan	0.7	—	—	—	—	—	—	—
Stock-based compensation	—	—	5.0	—	—	5.0	—	5.0
Issuance of common stock	16.0	0.2	355.7	—	—	355.9	—	355.9
Redemption of noncontrolling interest	—	—	(189.0)	—	—	(189.0)	(166.9)	(355.9)
Dividends declared, $0.42 per share	—	—	—	(12.9)	—	(12.9)	(14.5)	(27.4)
Balance at June 30, 2014	38.7	$0.4	$511.1	$(32.7)	$—	$478.8	$272.2	$751.0
The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Successor	Successor	Predecessor
	Six Months Ended June 30, 2014	January 24, 2013 to June 30, 2013	January 1, 2013 to January 23, 2013
Cash flows from operating activities:
Net loss	$(2.9)	$(9.6)	$(20.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57.4	39.4	5.3
Noncash interest expense	1.8	1.0	0.1
Stock-based compensation expense	5.0	3.0	0.2
Provision for bad debt write off	0.6	—	—
Deferred income tax expense, including valuation allowance charge	—	—	0.3
Loss on extinguishment of debt	—	1.3	—
Change in operating assets and liabilities, net of effect of acquisitions:
Rent receivables and other assets	(31.4)	10.0	(9.6)
Accounts payable and accrued expenses	2.5	(19.1)	20.5
Deferred revenues	10.8	(3.2)	3.2
Due to affiliates	0.2	16.7	1.5
Other	—	—	0.7
Net cash provided by operating activities	44.0	39.5	2.0
Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	—	(26.6)	—
Capital expenditures – other development	(116.8)	(67.0)	(7.7)
Release of restricted cash	—	4.4	1.9
Net cash used in investing activities	(116.8)	(89.2)	(5.8)
Cash flows from financing activities:
Issuance of common stock	355.9	360.5	—
Stock issuance costs	(0.5)	—	—
IPO costs	—	(23.4)	—
Acquisition of operating partnership units	(355.9)	—	—
Dividends paid	(24.0)	(10.3)	—
Payments on capital leases and other financing arrangements	(2.2)	(2.5)	(0.6)
Payments to buyout capital leases	—	(9.6)	—
Payments to buyout other financing arrangements	—	(10.2)	—
Contributions from parent, net	—	—	0.2
Net cash (used in) provided by financing activities	(26.7)	304.5	(0.4)
Net (decrease) increase in cash and cash equivalents	(99.5)	254.8	(4.2)
Cash and cash equivalents at beginning of period	148.8	12.3	16.5
Cash and cash equivalents at end of period	$49.3	$267.1	$12.3
Supplemental disclosures
Cash paid for interest, net of amount capitalized	$20.5	$19.9	$0.3

Capitalized interest	0.9	1.1	—
Acquisition of property in accounts payable and other liabilities	45.0	29.6	15.7
Assumed liabilities in buyout of other financing obligation lease	—	0.2	—
Contribution receivable from Parent related to transaction-related compensation	—	—	19.6
Dividends payable	13.7	10.3	—
Stock issuance costs	0.8	—	—
Deferred IPO costs	—	—	1.7
Deferred IPO costs reclassified to additional paid in capital	—	9.5	—
The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions)

	As of	As of
	June 30, 2014	December 31, 2013
Assets
Investment in real estate:
Land	$89.7	$89.3
Buildings and improvements	791.7	783.7
Equipment	298.8	190.2
Construction in progress	59.5	57.3
Subtotal	1,239.7	1,120.5
Accumulated depreciation	(280.6)	(236.7)
Net investment in real estate	959.1	883.8
Cash and cash equivalents	49.3	148.8
Rent and other receivables, net of allowance for doubtful accounts of $1.1 and $0.5 as of June 30, 2014, and December 31, 2013, respectively	61.5	41.2
Goodwill	276.2	276.2
Intangible assets, net of accumulated amortization of $63.6 and $55.1 as of June 30, 2014, and December 31, 2013, respectively	77.4	85.9
Due from affiliates	0.5	0.6
Other assets	82.1	70.3
Total assets	$1,506.1	$1,506.8
Liabilities and partnership capital
Accounts payable and accrued expenses	$83.9	$66.8
Deferred revenue	66.7	55.9
Due to affiliates	7.4	8.5
Capital lease obligations	15.0	16.7
Long-term debt	525.0	525.0
Other financing arrangements	57.1	56.3
Total liabilities	755.1	729.2
Commitments and contingencies
Partnership capital	751.0	777.6
Total liabilities and partnership capital	$1,506.1	$1,506.8

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(unaudited and in millions )

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	January 24, 2013 to June 30, 2013	January 1, 2013 to January 23, 2013
Revenue	$81.7	$63.6	$159.2	$108.6	$15.1
Costs and expenses:
Property operating expenses	31.8	24.6	59.5	39.9	4.8
Sales and marketing	3.5	2.9	6.5	5.0	0.7
General and administrative	8.4	7.1	15.7	12.5	1.5
Depreciation and amortization	29.8	23.0	57.4	39.4	5.3
Transaction costs	0.8	0.4	0.9	0.4	0.1
Transaction-related compensation	—	—	—	—	20.0
Total costs and expenses	74.3	58.0	140.0	97.2	32.4
Operating income (loss)	7.4	5.6	19.2	11.4	(17.3)
Interest expense	10.7	10.8	21.4	19.2	2.5
Loss on extinguishment of debt	—	1.3	—	1.3	—
Net loss before income taxes	(3.3)	(6.5)	(2.2)	(9.1)	(19.8)
Income tax expense	(0.3)	(0.3)	(0.7)	(0.5)	(0.4)
Net loss	$(3.6)	$(6.8)	$(2.9)	$(9.6)	$(20.2)

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
(unaudited and in millions)

	Partnership Units	Partnership Capital
Balance January 1, 2014	64.6	$777.6
Net loss	—	(2.9)
Compensation expense of CyrusOne Inc. allocated to Operating Partnership	—	5.0
Partnership units issued to CyrusOne Inc.	0.7	—
Partnership units purchased by CyrusOne Inc.	16.0	355.9
Partnership units sold by CBI	(16.0)	(355.9)
Distributions to CyrusOne Inc.	—	(1.3)
Partnership distributions	—	(27.4)
Balance at June 30, 2014	65.3	$751.0

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Successor	Successor	Predecessor
	Six Months Ended June 30, 2014	January 24, 2013 to June 30, 2013	January 1, 2013 to January 23, 2013
Cash flows from operating activities:
Net loss	$(2.9)	$(9.6)	$(20.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57.4	39.4	5.3
Noncash interest expense	1.8	1.0	0.1
Stock-based compensation expense	5.0	3.0	0.2
Provision for bad debt write off	0.6	—	—
Deferred income tax expense, including valuation allowance charge	—	—	0.3
Loss on extinguishment of debt	—	1.3	—
Change in operating assets and liabilities, net of effect of acquisitions:
Rent receivables and other assets	(31.4)	10.0	(9.6)
Accounts payable and accrued expenses	2.5	(19.1)	20.5
Deferred revenues	10.8	(3.2)	3.2
Due to affiliates	0.2	16.7	1.5
Other	—	—	0.7
Net cash provided by operating activities	44.0	39.5	2.0
Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	—	(26.6)	—
Capital expenditures – other development	(116.8)	(67.0)	(7.7)
Release of restricted cash	—	4.4	1.9
Net cash used in investing activities	(116.8)	(89.2)	(5.8)
Cash flows from financing activities:
Issuance of partnership units	—	337.1	—
Distributions paid	(24.0)	(10.3)	—
Payments on capital leases and other financing arrangements	(2.2)	(2.5)	(0.6)
Payments to buyout of capital leases	—	(9.6)	—
Payments to buyout other financing arrangements	—	(10.2)	—
Distributions to CyrusOne Inc.	(0.5)	—	—
Contributions from parent, net	—	—	0.2
Net cash (used in) provided by financing activities	(26.7)	304.5	(0.4)
Net (decrease) increase in cash and cash equivalents	(99.5)	254.8	(4.2)
Cash and cash equivalents at beginning of period	148.8	12.3	16.5
Cash and cash equivalents at end of period	$49.3	$267.1	$12.3
Supplemental disclosures
Cash paid for interest, net of amount capitalized	$20.5	$19.9	$0.3
Capitalized interest	0.9	1.1	—
Acquisition of property in accounts payable and other liabilities	45.0	29.6	15.7
Assumed liabilities in buyout of other financing obligation lease	—	0.2	—

Contribution receivable from Parent related to transaction-related compensation	—	—	19.6
Distribution payable	13.7	10.3	—
Other contributions from Parent	—	1.3	1.7
Distribution payable to CyrusOne Inc.	0.8	2.4	—
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
On June 25, 2014, CyrusOne Inc. completed a public offering of 15,985,000 shares of its common stock, including 2,085,000 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $23.25 per share or $371.7 million. CyrusOne Inc. used the proceeds of $355.9 million, net of underwriting costs of $15.8 million, to acquire 15,985,000 common units of limited partnership interests in the Operating Partnership from a subsidiary of CBI.
As of June 30, 2014, the total number of outstanding partnership units was 65.3 million and CBI holds a 40.8% noncontrolling interest in the Operating Partnership. CBI effectively owns approximately 43.7% of CyrusOne through its interest in outstanding shares of common stock of CyrusOne Inc. and its interest in the Operating Partnership units of CyrusOne LP.

3. Basis of Presentation
The accompanying financial statements as of June 30, 2014 and December 31, 2013, and for the three and six months ended June 30, 2014 and for the three months ended June 30, 2013 and for the period from January 24, 2013 to June 30, 2013, are prepared on a consolidated basis and are presented as the “Successor” financial statements. The financial statements for the period from January 1, 2013 to January 23, 2013 ("Predecessor Period") were prepared on a combined basis using CBI’s historical basis in the assets and liabilities of its data center business and are presented as the “Predecessor” financial statements. The Predecessor financial statements include all revenues, costs, assets and liabilities directly attributable to the data center business. In addition, certain expenses reflected in the Predecessor financial statements include allocations of corporate expenses from CBI, which in the opinion of management are reasonable but do not necessarily reflect what CyrusOne’s financial position, results of operations and cash flows would have been had CyrusOne been a stand-alone company during these respective periods. As a result, the Predecessor financial information is not necessarily indicative of CyrusOne’s future results of operations, financial position and cash flows.
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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

It should also be noted that the results for the interim periods shown in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated and combined financial statements include all adjustments necessary to present fairly our financial position as of June 30, 2014, and our results of operations, for the three and six months ended June 30, 2014, and the three months ended June 30, 2013 and the periods ended June 30, 2013 (January 24, 2013 to June 30, 2013) and January 23, 2013 (January 1, 2013 to January 23, 2013).  These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited financial statements as of December 31, 2013.

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
Depreciation is calculated using the straight-line method over the estimated useful life of the asset. Useful lives range from nine to forty-eight years for buildings, three to twenty-five years for building improvements, and three to five years for equipment. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term, including renewal options which are reasonably assured.
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
Long-Lived and Intangible Assets—Intangible assets represent purchased assets that lack physical substance, but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged, either on its own or in combination with a related contract, asset, or liability. Intangible assets with finite lives consist of trademarks, customer relationships, and a favorable leasehold interest.
There were no impairments recognized for any of the periods presented.
Rent and Other Receivables—Receivables consist principally of trade receivables from customers and are generally unsecured and due within 30 to 120 days. Unbilled receivables arise from services rendered but not yet billed. Expected credit losses associated with trade receivables are recorded as an allowance for uncollectible accounts. The allowance for uncollectible accounts is estimated based upon historic patterns of credit losses for aged receivables as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written-off and the associated allowance for uncollectible accounts is reduced.
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
Amortization expense is recognized over the estimated useful lives of finite-lived intangibles. An accelerated method of amortization is utilized to amortize our customer relationship intangible, consistent with the benefit expected to be derived from this asset. We amortize trademarks, favorable leasehold interests, deferred leasing costs and deferred sales commissions over their estimated useful lives. The estimated useful life of trademarks and customer relationships is eight to 15 years. In addition, we have a favorable leasehold interest related to a land lease that is being amortized over the lease term of 56 years.
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
Income Taxes—CyrusOne Inc. was included in CBI’s consolidated tax returns in various jurisdictions for the Predecessor period. In the accompanying financial statements, the Predecessor period reflects income taxes as if the Company was a separate stand-alone company. The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. CyrusOne Inc. will elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), by making our REIT election upon the filing of our 2013 federal income tax return. Provided we qualify for taxation as a REIT and continue to meet the various qualification tests mandated under the Code, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our shareholders. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to federal income tax at regular corporate rates and any applicable alternative minimum tax.
While CyrusOne Inc. and the Operating Partnership do not pay federal income taxes, we are still subject to foreign, state and local income taxes in the locations in which we conduct business. Our taxable REIT subsidiaries (each a “TRS”) are also subject to federal and state income taxes to the extent they earn taxable income.
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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions.  The Company's previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires.  With a few exceptions, the Company is no longer subject to U. S. federal, state or local examinations for years prior to 2010 and we have no liabilities for uncertain tax positions as of June 30, 2014.
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
Stock-Based Compensation—In conjunction with the IPO, our Board of Directors adopted the 2012 Long-Term Incentive Plan (“LTIP”). The LTIP is administered by the Board of Directors, or the plan administrator. Awards issuable under the LTIP include common stock, restricted stock, stock options and other incentive awards. The awards under the LTIP include the following:

•
Restricted Shares - On January 24, 2013, CyrusOne Inc. issued approximately 1 million restricted shares to its employees, officers and members of the Company's Board of Directors in conjunction with CyrusOne's IPO. These restricted shares generally vest over three years. The per share grant date price was $19.00. In addition, from time to time, new employees and Board of Directors have been issued restricted shares. These restricted shares are issued at a price equal to share price on the grant date.

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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

Recently Issued Accounting Standards—In February, 2013, the Financial Accounting Standards Board ("FASB") issued amendments to provide guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The Company adopted this guidance in the first quarter of 2014 and has properly reflected the impact in the guarantor financial statements.

In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures which are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016.  We are currently evaluating the impact of the adoption of this guidance in our consolidated financial statements.

In June 2014, the FASB issued a guidance update for the presentation of stock compensation.  This guidance requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.  We are currently evaluating the impact of the adoption of this guidance in our consolidated financial statements.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

5. Investment in Real Estate
A schedule of our gross investment in real estate follows:

	June 30, 2014			December 31, 2013
(dollars in millions)	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment
West Seventh St., Cincinnati, OH (7th Street)	$0.9	$107.6	$12.1	$0.9	$107.6	$11.0
Parkway Dr., Mason, OH (Mason)	—	20.2	0.6	—	20.2	0.6
Industrial Rd., Florence, KY (Florence)	2.2	41.4	2.7	2.2	41.4	2.4
Goldcoast Dr., Cincinnati, OH (Goldcoast)	0.6	6.7	0.1	0.6	6.7	0.1
Knightsbridge Dr., Hamilton, OH (Hamilton)	—	49.2	3.6	—	49.2	3.6
E. Monroe St., South Bend, IN (Monroe St.)	—	2.5	0.1	—	2.5	—
Springer St., Lombard, IL (Lombard)	0.7	4.6	3.9	0.7	4.6	0.2
Crescent Circle, South Bend, IN (Blackthorn)	—	3.3	0.2	—	3.3	0.2
Kingsview Dr., Lebanon, OH (Lebanon)	4.0	76.8	4.5	4.0	71.7	2.2
McAuley Place, Blue Ash, OH (Blue Ash)	—	0.6	0.1	—	0.6	—
Westway Park Blvd., Houston, TX (Houston West 1)	1.4	84.4	42.8	1.4	84.4	39.4
Westway Park Blvd., Houston, TX (Houston West 2)	2.0	22.5	43.5	2.0	22.4	15.8
Westway Park Blvd., Houston, TX (Houston West 3)	18.4	—	—	18.3	—	—
Southwest Fwy., Houston, TX (Galleria)	—	68.5	14.2	—	68.4	13.3
E. Ben White Blvd., Austin, TX (Austin 1)	—	22.5	1.2	—	22.5	1.2
S. State Highway 121 Business, Lewisville, TX (Lewisville)	—	77.2	21.7	—	77.0	20.3
Marsh Lane, Carrollton, TX (Marsh Ln)	—	0.1	0.6	—	0.1	0.5
Midway Rd., Carrollton, TX (Midway)	—	2.0	0.4	—	2.0	0.4
W. Frankford Rd., Carrollton, TX (Carrollton)	16.1	43.2	77.7	16.1	42.6	34.8
Bryan St., Dallas, TX (Bryan St)	—	0.1	0.1	—	0.1	0.1
North Freeway, Houston, TX (Greenspoint)	—	1.3	0.4	—	1.3	0.4
South Ellis Street, Chandler, AZ (Phoenix 1)	15.0	56.1	32.3	15.0	55.7	11.7
South Ellis Street, Chandler, AZ (Phoenix 2)	—	0.2	—	—	—	—
Westover Hills Blvd., San Antonio, TX (San Antonio 1)	4.6	32.1	32.7	4.6	32.1	29.5
Westover Hills Blvd., San Antonio, TX (San Antonio 2)	6.9	—	—	6.7	—	—
Metropolis Dr., Austin, TX (Austin 2)	2.0	23.2	2.5	2.0	23.1	1.7
Kestral Way (London)	—	35.9	0.7	—	34.8	0.7
Jurong East (Singapore)	—	9.5	0.1	—	9.4	0.1
Ridgetop Circle, Sterling, VA (Loudon County)	7.0	—	—	6.9	—	—
Metropolis Dr., Austin, TX (Austin 3)	7.9	—	—	7.9	—	—
Total	$89.7	$791.7	$298.8	$89.3	$783.7	$190.2
Construction in progress was $59.5 million and $57.3 million as of June 30, 2014 and December 31, 2013, respectively. We continue to have high amounts of construction in progress as we continue to build data center facilities.
During 2014, we are continuing to invest in development of real estate property. Our development has included the completion of additional square footage and power in our Phoenix 1, Phoenix 2, Carrollton, and Houston West 2 data centers.
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

6. Debt and Other Financing Arrangements
The Company’s outstanding debt and other financing arrangements consists of the following:

(dollars in millions)	June 30, 2014	December 31, 2013
Revolving credit agreement	$—	$—
Capital lease obligations	15.0	16.7
6 3/8% Senior Notes due 2022	525.0	525.0
Other financing arrangements	57.1	56.3
Total	$597.1	$598.0
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
Borrowings under the Credit Agreement bear interest, at our election, at a rate per annum equal to (i) LIBOR plus the applicable margin or (ii) the base rate plus the applicable margin. The applicable margin is based on our Total Net Leverage Ratio, as defined in the Credit Agreement, and ranges between 3.25% and 3.75% for LIBOR rate advances and 2.25% and 2.75% for base rate advances. As of June 30, 2014, the applicable margin was 3.25% for LIBOR rate advances and 2.25% for base rate advances. Base rate is the higher of (i) the bank prime rate, (ii) the one-month LIBOR rate plus 1.00% and (iii) the federal funds rate plus 0.5%.
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
As of June 30, 2014, and December 31, 2013, there were no borrowings on the Credit Agreement.
We pay commitment fees for the unused amount of borrowing capacity on the Credit Agreement and letter of credit fees on any outstanding letters of credit. The commitment fees are equal to 0.50% of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. Commitment fees for the revolving credit facility for the three months ended June 30, 2014 and the period ended June 30, 2013 were $0.3 million. For the six months ended June 30, 2014 and the period ended June 30, 2013, commitment fees were $0.6 million. Commitment fees for the period ended January 23, 2013 were less than $0.1 million.
Capital Lease Obligations—We use leasing as a source of financing for certain of our data center facilities and related equipment. We currently operate three data center facilities recognized as capital leases. We have options to extend the initial lease term on all of these leases. Interest expense on capital lease obligations was $1.5 million and $3.0 million for the three and six months ended June 30, 2014, respectively. For the three months ended June 30, 2013 and the periods ended June 30, 2013 and January 23, 2013, interest expense on capital lease obligations was $1.5 million, $3.0 million and $0.3 million, respectively.
6 3/8% Senior Notes due 2022—On November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. (the “Issuers”) issued $525 million of 6 3/8% Senior Notes due 2022 (“6 3/8% Senior Notes”). The 6 3/8% Senior Notes are senior unsecured obligations of the Issuers, which rank equally in right of payment with all existing and future unsecured senior debt of the Issuers. The 6 3/8% Senior Notes are effectively subordinated to all existing and future secured indebtedness of the Issuers to the extent of the value of the assets securing such indebtedness. The 6 3/8% Senior Notes are guaranteed on a joint and several basis, fully and unconditionally, by CyrusOne Inc., CyrusOne GP, and each of CyrusOne LP’s existing and future domestic 100% owned subsidiaries, subject to certain exceptions. Each such guarantee is a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior debt of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness. The 6 3/8% Senior Notes are structurally subordinated to all liabilities (including trade payables) of each subsidiary of the Issuers that does not guarantee the Senior Notes. The 6 3/8% Senior Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2013. Interest expense on the Senior Notes was $8.3 million and $16.7 million for the three and six months ended June 30, 2014, respectively. For the three months ended June 30, 2013 and the periods ending June 30, 2013 and January 23, 2013, interest expense on the Senior Notes was $8.3 million, $14.6 million and $2.1 million, respectively.
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
Deferred Financing Costs—Deferred financing costs are costs incurred in connection with obtaining long-term financing. Deferred financing costs were incurred in connection with the issuance of the Credit Agreement and 6 3/8% Senior Notes due 2022. As of June 30, 2014, deferred financing costs totaled $12.4 million. Deferred financing costs are amortized using the effective interest method over the term of the related indebtedness. Amortization of deferred financing costs, included in interest expense in the condensed consolidated and combined statements of operations, totaled $0.9 million and $1.8 million for the three and six months ended June 30, 2014, respectively. For the three months ended June 30, 2013 and the periods ended June 30, 2013 and January 23, 2013, these costs totaled $1.7 million, $2.3 million and $0.1 million, respectively.
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
As of June 30, 2014, the Company was in compliance with all covenants.

7. Fair Value of Financial Instruments
The fair value of cash and cash equivalents, restricted cash, rent and other receivables, accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these instruments.
The carrying value and fair value of other financial instruments are as follows:

	June 30, 2014		December 31, 2013
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
6 3/8% Senior Notes due 2022	$525.0	$567.0	$525.0	$539.4
Other financing arrangements	57.1	68.5	56.3	63.8
The fair value of our 6 3/8% Senior Notes on June 30, 2014, and December 31, 2013, which are considered Level 1 of the fair value hierarchy, are based on the average trading price for these notes on or about the respective dates. The fair value of other financing arrangements at June 30, 2014 and December 31, 2013, was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration. These fair value measurements are considered Level 2 of the fair value hierarchy.

8. Noncontrolling Interest
As part of the IPO, CyrusOne Inc. together with CyrusOne GP, purchased 21.9 million (or 33.9%) of the outstanding partnership units of CyrusOne LP and CBI retained a 66.1% ownership or 42.6 million Operating Partnership units in CyrusOne LP. As of January 24, 2014, CBI had the option to exchange the partnership units of CyrusOne into cash, or shares of common stock of CyrusOne Inc. as determined by us, on a one-for-one basis based upon the fair value of a share of our common stock. We evaluated whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of these Operating Partnership units. Based on the results of this analysis, we concluded that these convertible Operating Partnership units met the criteria to be classified within equity. In addition, for each share of common stock issued by us, the Operating Partnership issues an equivalent Operating Partnership unit to the Company.
As stock is issued by CyrusOne, CBI's ownership percentage will change. CyrusOne has issued shares in conjunction with the LTIP discussed in Note 10. Furthermore, on June 25, 2014, CyrusOne Inc. completed a public offering of 15,985,000 shares of its common stock, including 2,085,000 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $23.25 per share or $371.7 million. CyrusOne Inc. used the proceeds of $355.9 million, net of underwriting costs of $15.8 million, to acquire 15,985,000 common units of limited partnership interests in the Operating Partnership from a subsidiary of CBI. As a result, the Company's noncontrolling interest decreased by $166.9 million and CBI's ownership decreased to 40.8% as of June 30, 2014. In addition, the Company's additional paid in capital decreased by $189 million which represents the difference between the proceeds and the noncontrolling interest redeemed by CBI.
The following table shows the ownership interest as of June 30, 2014 and 2013 and the portion of net income (loss) and distributions for the six months ended June 30, 2014 and period ended June 30, 2013:

(dollars in millions, except per unit amount)	June 30, 2014		June 30, 2013
	The Company	CBI	The Company	CBI
Operating partnership units	38.7	26.6	22.1	42.6
Ownership %	59.2%	40.8%	34.2%	65.8%
Portion of net loss	(0.9)	(2.0)	(3.2)	(6.4)
Distributions	(12.9)	(14.5)	(6.5)	(14.1)
The redemption value of the remaining noncontrolling interests at June 30, 2014, was approximately $662.4 million based on the closing price of our stock of $24.90 on June 30, 2014.

9. Shareholders’ Equity
On May 7, 2014, we announced a regular cash dividend of $0.21 per common share payable to shareholders of record as of June 27, 2014. In addition, holders of Operating Partnership units also received a distribution of $0.21 per unit. The dividend and distribution were paid on July 15, 2014.

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
Restricted Shares
The Company issued approximately 1 million restricted shares to its employees, officers and board of directors in conjunction with the IPO. These restricted shares generally vest over three years. The per share grant date price was $19.00. These restricted shares also earn non-forfeitable dividends throughout the vesting period. In addition, from time to time, new employees and Board of Directors have been issued restricted shares. These restricted shares are issued at a price equal to the share price on the grant date.
The Company recognized stock-based compensation expense of approximately $1.7 million and $1.5 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $3.1 million and $2.7 million for the six months ended June 30, 2014 and the period ended June 30, 2013, respectively. In addition, we had unrecognized compensation expense of approximately $9.1 million as of June 30, 2014. This expense will be recognized over the remaining vesting period, or approximately 1.6 years.
Performance Based Awards
On April 17, 2013, the Company approved grants of performance-based options and performance-based restricted stock under the LTIP. These awards generally vest over three years upon the achievement of certain performance-based objectives. These awards are expensed based on the grant date fair value if it is probable that the performance conditions will be achieved.
The Company recognized stock-based compensation expense related to the April 17 grant of approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2014, respectively, with an expense of $0.3 million for each of the three months and the period ended June 30, 2013. In addition, we had unrecognized compensation expense of approximately $1.2 million as of June 30, 2014. This expense will be recognized over the remaining vesting period, or approximately 1.7 years.
The performance criteria are based on achieving both an EBITDA and a relative stockholder return target by the end of the three-year period. We are recording a compensation charge based on achieving 67% of both targets.
On February 7, 2014, the Company approved grants of performance-based restricted stock under the LTIP. These awards generally vest over three years upon the achievement of certain performance-based objectives. These awards are expensed based on the grant date fair value if it is probable that the performance conditions will be achieved.
The Company recognized stock-based compensation expense related to the February 7 grant of approximately $0.9 million and $1.4 million for the three and six months ended June 30, 2014, respectively, with an expense of $0.3 million for the period ended June 30, 2013. In addition, we had unrecognized compensation expense of approximately $5.9 million as of June 30, 2014. This expense will be recognized over the remaining vesting period, or approximately 2.6 years.
The performance criteria is based on achieving both an EBITDA and a relative return target by the end of the three year period. We are recording a compensation charge based on achieving 101.4% of both targets.

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
The following table reflects the computation of basic and diluted net loss per share for the three and six months ended June 30, 2014 and for the three months and the period ended June 30, 2013:

	Three Months Ended		Three Months Ended		Six Months Ended		Period Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
(dollars in millions, except per share amount)	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net loss attributed to common shareholders	$(1.1)	$(1.1)	$(2.3)	$(2.3)	$(0.9)	$(0.9)	$(3.2)	$(3.2)
Less: Restricted stock dividends	(0.2)	(0.2)	(0.2)	(0.2)	(0.4)	(0.4)	(0.3)	(0.3)
Net loss available to shareholders	$(1.3)	$(1.3)	$(2.5)	$(2.5)	$(1.3)	$(1.3)	$(3.5)	$(3.5)
Denominator:
Weighted average common outstanding-basic	21.7	21.7	20.9	20.9	21.3	21.3	20.9	20.9
Performance-based restricted stock(1)(2)		—		—		—		—
Convertible securities(1)(2)		—		—		—		—
Weighted average shares outstanding-diluted		21.7		20.9		21.3		20.9
EPS:
Net loss per share-basic	$(0.06)		$(0.12)		$(0.06)		$(0.17)
Effect of dilutive shares:
Net loss per share-diluted		$(0.06)		$(0.12)		$(0.06)		$(0.17)
 (1) We have excluded 0.8 million of restricted stock, and 42.1 million of Operating Partnership units, which are securities that became convertible into common stock in January 2014, from our diluted earnings per share as of June 30, 2014, as these securities were deemed anti-dilutive.
 (2) We have excluded 0.2 million of restricted stock, and 42.6 million of Operating Partnership units, which are securities that became convertible into common stock in January 2014, from our diluted earnings per share as of June 30, 2013, as these securities were deemed anti-dilutive.

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
Revenues and expenses for the periods presented were as follows:

	Successor	Successor	Successor	Successor	Predecessor
(dollars in millions)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	January 24, 2013 to June 30, 2013	January 1, 2013 to January 23, 2013
Revenue:
Data center colocation agreement provided to CBT and CBTS	$1.5	$1.0	$3.0	$2.0	$0.3
229 West 7th Street lease provided to CBT	0.5	0.1	1.0	0.1	—
Goldcoast Drive/Parkway (Mason) lease	0.1	0.1	0.2	0.1	—
Transition services provided to CBTS (network interfaces)	0.1	0.5	0.2	0.7	0.1
Data center leases provided to CBTS	3.6	0.7	7.2	3.4	—
Total revenue	$5.8	$2.4	$11.6	$6.3	$0.4

Operating costs and expenses:
Transition services agreement by CBTS	$0.3	$—	$0.6	$—	$—
Connectivity charges provided by CBT	0.2	0.5	0.5	0.7	0.1
209 West 7th Street rent provided by CBT	0.1	—	0.1	—	—
Allocated employee benefit plans by CBI	—	—	—	—	0.2
Allocated centralized insurance costs by CBI	—	—	—	—	0.1
Total operating costs and expenses	$0.6	$0.5	$1.2	$0.7	$0.4
As of June 30, 2014 and December 31, 2013, the amounts receivable from and payable to CBI were as follows:

	As of	As of
(dollars in millions)	June 30, 2014	December 31, 2013

Accounts receivable from CBI	$0.5	$0.6

Accounts payable	$1.8	$1.7
Distributions payable	5.6	6.8
Total amounts payable to CBI	$7.4	$8.5
The distributions payable as of June 30, 2014, reflect the balance due to CBI related to the dividend declared on May 7, 2014, of $0.21 per share, related to CBI's ownership of Operating Partnership units.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

13. Income Taxes
CyrusOne Inc. will elect to be taxed as a REIT under the Code by making our REIT election upon the filing of our 2013 federal income tax return. To qualify as a REIT, we are required to distribute at least 90% of our taxable income to our stockholders and meet various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our shareholders. It is our policy and intent, subject to change, to distribute 100% of our taxable income and therefore no provision is required in the accompanying financial statements for federal income taxes with regards to activities of CyrusOne Inc. and its subsidiary pass-through entities.
We have elected to designate two subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS may perform services for our tenants that would otherwise be considered impermissible for REITs. The income generated from these services is taxed at federal and state corporate rates. While CyrusOne Inc. and the Operating Partnership do not pay federal income taxes, we are still subject to foreign, state, and local income taxes in the locations in which we conduct business. Income tax expense for the three and six months ended June 30, 2014, was $0.3 million and $0.7 million, respectively, and $0.3 million and $0.9 million for the comparable periods in 2013.
In conjunction with the Company’s tax sharing arrangement with CBI, CBI may be required to file Texas margin tax returns on a consolidated, combined or unitary basis with the Company for any given year.   If such return is prepared by CBI on a combined or consolidated basis to include the Company, the related Texas margin tax of the Company will be paid by CBI. The Company will then reimburse CBI for its portion of the related Texas margin tax. The Texas margin tax payable was $1.8 million as of June 30, 2014 and $1.4 million as of December 31, 2013. Effective June 26, 2014, CBI’s ownership percentage in the Operating Partnership was reduced to below 50 percent. As a result, the Company will file its own Texas margin tax return and therefore, reimbursements to CBI by the Company will no longer be necessary.
For certain entities we calculate deferred tax assets and liabilities for temporary differences in the basis between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Deferred tax assets (net of valuation allowance) and liabilities were accrued, as necessary, for the periods ended June 30, 2014 and December 31, 2013. As of June 30, 2014, we had a total net deferred tax asset balance of $3.7 million that was offset by a valuation allowance of $3.7 million. As of December 31, 2013, we had a total net deferred tax asset balance of $3.6 million that was offset by a valuation allowance of $3.6 million.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

14. Guarantors
CyrusOne Inc.
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the “Issuers”), had $525 million aggregate principal amount of Senior Notes outstanding at June 30, 2014. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (“Parent Guarantor”), CyrusOne GP (“General Partner”), and CyrusOne LP’s 100% owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc. and CyrusOne Foreign Holdings LLC (such subsidiaries, together the “Guarantors”). None of the subsidiaries organized outside of the United States (collectively, the “Non-Guarantors”) guarantee the Senior Notes. Subject to the provisions of the indenture governing the Senior Notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

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
The following provides information regarding the entity structure of each guarantor of the Senior Notes:
CyrusOne Inc. – CyrusOne Inc. was formed on July 31, 2012. As of January 23, 2013, CyrusOne Inc. was a wholly-owned subsidiary of CBI. Effective January 24, 2013, CyrusOne Inc. completed its IPO of common stock for net proceeds of $337.1 million, and together with the General Partner, purchased a 33.9% ownership interest in CyrusOne LP. As of June 25, 2014, CyrusOne Inc. increased its ownership in CyrusOne LP to 59.2%. CyrusOne Inc. also represents a guarantor or Parent Guarantor and became a separate registrant with the SEC upon completion of its IPO.
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
Guarantors – The guarantors include CyrusOne LLC, CyrusOne TRS Inc., and CyrusOne Foreign Holdings LLC. CyrusOne LLC accounts for all of the domestic operations of CyrusOne LP, including the businesses that composed the Predecessor operations. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly owns 100% of the Non-Guarantors. CyrusOne TRS Inc. had not incurred any obligations or recorded any material transactions for the three and six months ended June 30, 2014, the three months ended June 30, 2013 or the period ended June 30, 2013.
As of June 30, 2014, the Non-Guarantors consist of 100% owned subsidiaries which conduct operations in the United Kingdom and Singapore.
The following schedules present the balance sheets as of June 30, 2014 and December 31, 2013 for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantor. The following schedules also present the statements of operations and statements of cash flows for the three and six months ended June 30, 2014, the three months ended June 30, 2013 and the periods ended June 30, 2013 and January 23, 2013, for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Balance Sheets

(dollars in millions)	As of June 30, 2014
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Land	$—	$—	$—	$—	$89.7	$—	$—	$89.7
Buildings and improvements	—	—	—	—	746.3	45.4	—	791.7
Equipment	—	—	—	—	297.9	0.9	—	298.8
Construction in progress	—	—	—	—	59.5	—	—	59.5
Subtotal	—	—	—	—	1,193.4	46.3	—	1,239.7
Accumulated depreciation	—	—	—	—	(274.2)	(6.4)	—	(280.6)
Net investment in real estate	—	—	—	—	919.2	39.9	—	959.1
Cash and cash equivalents	—	—	—	—	44.8	4.5	—	49.3
Investment in subsidiaries	751.0	7.5	773.7	—	5.1	—	(1,537.3)	—
Rent and other receivables	—	—	—	—	59.2	2.3	—	61.5
Intercompany receivable	—	—	508.1	—	—	—	(508.1)	—
Goodwill	—	—	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	—	—	77.4	—	—	77.4
Due from affiliates	—	—	—	—	0.5	—	—	0.5
Other assets	—	—	12.4	—	66.2	3.5	—	82.1
Total assets	$751.0	$7.5	$1,294.2	$—	$1,448.6	$50.2	$(2,045.4)	$1,506.1
Accounts payable and accrued expenses	$—	$—	$12.6	$—	$70.4	$0.9	$—	$83.9
Deferred revenue	—	—	—	—	66.3	0.4	—	66.7
Intercompany payable	—	—	—	—	508.1	—	(508.1)	—
Due to affiliates	—	—	5.6	—	1.8	—	—	7.4
Capital lease obligations	—	—	—	—	7.0	8.0	—	15.0
Long-term debt	—	—	525.0	—	—	—	—	525.0
Other financing arrangements	—	—	—	—	21.3	35.8	—	57.1
Total liabilities	—	—	543.2	—	674.9	45.1	(508.1)	755.1
Total equity	751.0	7.5	751.0	—	773.7	5.1	(1,537.3)	751.0
Total liabilities and equity	$751.0	$7.5	$1,294.2	$—	$1,448.6	$50.2	$(2,045.4)	$1,506.1

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	As of December 31, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Land	$—	$—	$—	$—	$89.3	$—	$—	$89.3
Buildings and improvements	—	—	—	—	739.6	44.1	—	783.7
Equipment	—	—	—	—	189.4	0.8	—	190.2
Construction in progress	—	—	—	—	57.3	—	—	57.3
Subtotal	—	—	—	—	1,075.6	44.9	—	1,120.5
Accumulated depreciation	—	—	—	—	(232.0)	(4.7)	—	(236.7)
Net investment in real estate	—	—	—	—	843.6	40.2	—	883.8
Cash and cash equivalents	—	—	—	—	146.8	2.0	—	148.8
Investment in subsidiaries	777.6	7.8	795.0	—	2.1	—	(1,582.5)	—
Rent and other receivables	—	—	—	—	40.3	0.9	—	41.2
Intercompany receivable	—	—	508.1	—	0.2	—	(508.3)	—
Goodwill	—	—	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	—	—	85.9	—	—	85.9
Due from affiliates	—	—	—	—	0.6	—	—	0.6
Other assets	—	—	14.1	—	53.0	3.2	—	70.3
Total assets	$777.6	$7.8	$1,317.2	$—	$1,448.7	$46.3	$(2,090.8)	$1,506.8
Accounts payable and accrued expenses	$—	$—	$7.8	$—	$58.6	$0.4	$—	$66.8
Deferred revenue	—	—	—	—	55.1	0.8	—	55.9
Intercompany payable	—	—	—	—	508.1	0.2	(508.3)	—
Due to affiliates	—	—	6.8	—	1.7	—	—	8.5
Capital lease obligations	—	—	—	—	8.6	8.1	—	16.7
Long-term debt	—	—	525.0	—	—	—	—	525.0
Other financing arrangements	—	—	—	—	21.6	34.7	—	56.3
Total liabilities	—	—	539.6	—	653.7	44.2	(508.3)	729.2
Total parent’s net investment	777.6	7.8	777.6	—	795.0	2.1	(1,582.5)	777.6
Total liabilities and parent’s net investment	$777.6	$7.8	$1,317.2	$—	$1,448.7	$46.3	$(2,090.8)	$1,506.8

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Operations

(dollars in millions)	Three Months Ended June 30, 2014
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$—	$—	$80.4	$1.3	$—	$81.7
Costs and expenses:
Property operating expenses	—	—	—	—	31.2	0.6	—	31.8
Sales and marketing	—	—	—	—	3.4	0.1	—	3.5
General and administrative	—	—	—	—	8.4	—	—	8.4
Depreciation and amortization	—	—	—	—	29.1	0.7	—	29.8
Transaction costs	—	—	—	—	0.8	—	—	0.8
Total costs and expenses	—	—	—	—	72.9	1.4	—	74.3
Operating income (loss)	—	—	—	—	7.5	(0.1)	—	7.4
Interest expense	—	—	9.7	—	0.1	0.9	—	10.7
Income (loss) before income taxes	—	—	(9.7)	—	7.4	(1.0)	—	(3.3)
Income tax expense	—	—	—	—	(0.3)	—	—	(0.3)
Equity earnings (loss) related to investment in subsidiaries	(3.6)	—	6.1	—	(1.0)	—	(1.5)	—
Net income (loss)	(3.6)	—	(3.6)	—	6.1	(1.0)	(1.5)	(3.6)
Noncontrolling interest in net loss	(2.5)	—	—	—	—	—	—	(2.5)
Net income (loss) attributed to common shareholders	$(1.1)	$—	$(3.6)	$—	$6.1	$(1.0)	$(1.5)	$(1.1)

(dollars in millions)	Three Months Ended June 30, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$—	$—	$62.5	$1.1	$—	$63.6
Costs and expenses:
Property operating expenses	—	—	—	—	23.8	0.8	—	24.6
Sales and marketing	—	—	—	—	2.8	0.1	—	2.9
General and administrative	—	—	—	—	7.1	—	—	7.1
Depreciation and amortization	—	—	—	—	22.3	0.7	—	23.0
Transaction costs	—	—	—	—	0.4	—	—	0.4
Total costs and expenses	—	—	—	—	56.4	1.6	—	58.0
Operating income (loss)	—	—	—	—	6.1	(0.5)	—	5.6
Interest expense	—	—	10.1	—	0.2	0.5	—	10.8
Loss on extinguishment of debt	—	—	—	—	1.3	—	—	1.3
Income (loss) before income taxes	—	—	(10.1)	—	4.6	(1.0)	—	(6.5)
Income tax expense	—	—	—	—	(0.3)	—	—	(0.3)
Equity earnings (loss) related to investment in subsidiaries	(6.8)	(0.1)	3.3	—	(1.0)	—	4.6	—
Net income (loss)	(6.8)	(0.1)	(6.8)	—	3.3	(1.0)	4.6	(6.8)
Noncontrolling interest in net loss	(4.5)	—	—	—	—	—	—	(4.5)
Net income (loss) attributed to common shareholders	$(2.3)	$(0.1)	$(6.8)	$—	$3.3	$(1.0)	$4.6	$(2.3)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	Six Months Ended June 30, 2014
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$—	$—	$156.6	$2.6	$—	$159.2
Costs and expenses:
Property operating expenses	—	—	—	—	58.3	1.2	—	59.5
Sales and marketing	—	—	—	—	6.4	0.1	—	6.5
General and administrative	—	—	—	—	15.6	0.1	—	15.7
Depreciation and amortization	—	—	—	—	55.9	1.5	—	57.4
Transaction costs	—	—	—	—	0.9	—	—	0.9
Total costs and expenses	—	—	—	—	137.1	2.9	—	140.0
Operating income (loss)	—	—	—	—	19.5	(0.3)	—	19.2
Interest expense	—	—	19.3	—	0.3	1.8	—	21.4
Income (loss) before income taxes	—	—	(19.3)	—	19.2	(2.1)	—	(2.2)
Income tax expense	—	—	—	—	(0.7)	—	—	(0.7)
Equity earnings (loss) related to investment in subsidiaries	(2.9)	—	16.4	—	(2.1)	—	(11.4)	—
Net income (loss)	(2.9)	—	(2.9)	—	16.4	(2.1)	(11.4)	(2.9)
Noncontrolling interest in net loss	(2.0)	—	—	—	—	—	—	(2.0)
Net income (loss) attributed to common shareholders	$(0.9)	$—	$(2.9)	$—	$16.4	$(2.1)	$(11.4)	$(0.9)

(dollars in millions)	Period Ended June 30, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$—	$—	$107.0	$1.6	$—	$108.6
Costs and expenses:
Property operating expenses	—	—	—	—	38.8	1.1	—	39.9
Sales and marketing	—	—	—	—	4.9	0.1	—	5.0
General and administrative	—	—	—	—	12.5	—	—	12.5
Depreciation and amortization	—	—	—	—	38.1	1.3	—	39.4
Transaction costs	—	—	—	—	0.4	—	—	0.4
Total costs and expenses	—	—	—	—	94.7	2.5	—	97.2
Operating income (loss)	—	—	—	—	12.3	(0.9)	—	11.4
Interest expense	—	—	17.3	—	0.9	1.0	—	19.2
Loss on extinguishment of debt	—	—	—	—	1.3	—	—	1.3
Income (loss) before income taxes	—	—	(17.3)	—	10.1	(1.9)	—	(9.1)
Income tax expense	—	—	—	—	(0.5)	—	—	(0.5)
Equity earnings (loss) related to investment in subsidiaries	(9.6)	(0.1)	7.7	—	(1.9)	—	3.9	—
Net income (loss)	(9.6)	(0.1)	(9.6)	—	7.7	(1.9)	3.9	(9.6)
Noncontrolling interest in net loss	(6.4)	—	—	—	—	—	—	(6.4)
Net income (loss) attributed to common shareholders	$(3.2)	$(0.1)	$(9.6)	$—	$7.7	$(1.9)	$3.9	$(3.2)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	Period Ended January 23, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$—	$—	$14.9	$0.2	$—	$15.1
Costs and expenses:
Property operating expenses	—	—	—	—	4.8	—	—	4.8
Sales and marketing	—	—	—	—	0.7	—	—	0.7
General and administrative	—	—	—	—	1.4	0.1	—	1.5
Transaction-related compensation	—	—	—	—	20.0	—	—	20.0
Depreciation and amortization	—	—	—	—	5.2	0.1	—	5.3
Transaction costs	—	—	—	—	0.1	—	—	0.1
Total costs and expenses	—	—	—	—	32.2	0.2	—	32.4
Operating loss	—	—	—	—	(17.3)	—	—	(17.3)
Interest expense	—	—	2.3	—	0.1	0.1	—	2.5
Loss before income taxes	—	—	(2.3)	—	(17.4)	(0.1)	—	(19.8)
Income tax expense	—	—	—	—	(0.4)	—	—	(0.4)
Equity earnings (loss) related to investment in subsidiaries	—	—	(17.9)	—	(0.1)	—	18.0	—
Net loss	$—	$—	$(20.2)	$—	$(17.9)	$(0.1)	$18.0	$(20.2)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Cash Flows

(dollars in millions)	Six Months Ended June 30, 2014
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net (loss) income	$(2.9)	$—	(2.9)	$—	$16.4	$(2.1)	$(11.4)	$(2.9)
Equity (income) loss related to investment in subsidiaries	2.9	—	(16.4)	—	2.1	—	11.4	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	—	—	—	55.9	1.5	—	57.4
Noncash interest expense	—	—	1.8	—	—	—	—	1.8
Stock-based compensation expense	—	—	—	—	5.0	—	—	5.0
Provision for bad debt write off	—	—	—	—	0.6	—	—	0.6
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	(0.1)	—	(29.7)	(1.6)	—	(31.4)
Accounts payable and accrued expenses	—	—	4.8	—	(2.8)	0.5	—	2.5
Deferred revenues	—	—	—	—	11.2	(0.4)	—	10.8
Due to affiliates	—	—	—	—	0.2	—	—	0.2
Net cash provided by (used in) operating activities	—	—	(12.8)	—	58.9	(2.1)	—	44.0
Cash flows from investing activities:
Capital expenditures - other development	—	—	—	—	(116.8)	—	—	(116.8)
Intercompany advances	—	—	—	—	0.2	(0.2)	—	—
Return of investment	24.5	—	37.3	—	(13.3)	—	(48.5)	—
Net cash provided by (used in) investing activities	24.5	—	37.3	—	(129.9)	(0.2)	(48.5)	(116.8)
Cash flows from financing activities:
Issuance of common stock	355.9	—	—	—	—	—	—	355.9
Stock issuance costs	(0.5)	—	—	—	—	—	—	(0.5)
Acquisition of partnership units	(355.9)	—	—	—	—	—	—	(355.9)
Dividends paid	(24.0)	—	(24.0)	—	(24.0)	—	48.0	(24.0)
Payments on capital leases and other financing arrangements	—	—	—	—	(1.9)	(0.3)	—	(2.2)
Contributions (distributions) from parent guarantor	—	—	(0.5)	—	(5.1)	5.1	0.5	—
Net cash (used in) provided by financing activities	(24.5)	—	(24.5)	—	(31.0)	4.8	48.5	(26.7)
Net (decrease) increase in cash and cash equivalents	—	—	—	—	(102.0)	2.5	—	(99.5)
Cash and cash equivalents at beginning of period	—	—	—	—	146.8	2.0	—	148.8
Cash and cash equivalents at end of period	$—	$—	$—	$—	$44.8	$4.5	$—	$49.3

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	Period Ended June 30, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net (loss) income	$(9.6)	$(0.1)	$(9.6)	$—	$7.7	$(1.9)	$3.9	$(9.6)
Equity loss (income) related to investment in subsidiaries	9.6	0.1	(7.7)	—	1.9	—	(3.9)	—
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	—	38.1	1.3	—	39.4
Noncash interest expense	—	—	2.0	—	(1.0)	—	—	1.0
Stock-based compensation expense	—	—	—	—	3.0	—	—	3.0
Loss on extinguishment of debt	—	—	—	—	1.3	—	—	1.3
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	—	—	10.4	(0.4)	—	10.0
Accounts payable and accrued expenses	—	—	15.2	—	(34.7)	0.4	—	(19.1)
Deferred revenues	—	—	—	—	(3.1)	(0.1)	—	(3.2)
Due to affiliates	—	—	—	—	16.7	—	—	16.7
Net cash (used in) provided by operating activities	—	—	(0.1)	—	40.3	(0.7)	—	39.5
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	—	—	(26.6)	—	—	(26.6)
Capital expenditures - other development	—	—	—	—	(66.9)	(0.1)	—	(67.0)
Release of restricted cash	—	—	—	—	4.4	—	—	4.4
Investment in subsidiaries	(337.1)	—	(337.1)	—	—	—	674.2	—
Advances to affiliate	—	—	—	—	(0.1)	0.1	—	—
Net cash used in investing activities	(337.1)	—	(337.1)	—	(89.2)	—	674.2	(89.2)
Cash flows from financing activities:
Issuance of common stock/partnership units	360.5	—	337.1	—	—	—	(337.1)	360.5
IPO costs	(23.4)	—	—	—	—	—	—	(23.4)
Dividends paid	—	—	—	—	(10.3)	—	—	(10.3)
Payments on capital leases and other financing arrangements	—	—	—	—	(2.0)	(0.5)	—	(2.5)
Payments to buyout capital leases	—	—	—	—	(9.6)	—	—	(9.6)
Payments to buyout other financing arrangement	—	—	—	—	(10.2)	—	—	(10.2)
Contribution from parent guarantor	—	—	—	—	335.4	1.7	(337.1)	—
Net cash provided by financing activities	337.1	—	337.1	—	303.3	1.2	(674.2)	304.5
Net (decrease) increase in cash and cash equivalents	—	—	(0.1)	—	254.4	0.5	—	254.8
Cash and cash equivalents at beginning of period	—	—	0.1	—	11.2	1.0	—	12.3
Cash and cash equivalents at end of period	$—	$—	$—	$—	$265.6	$1.5	$—	$267.1

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	Period Ended January 23, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net (loss) income	$—	$—	$(20.2)	$—	$(17.9)	$(0.1)	$18.0	$(20.2)
Equity loss (income) related to investment in subsidiaries	—	—	17.9	—	0.1	—	(18.0)	—
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	—	—	0.2	—	5.6	0.1	—	5.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	—	—	(9.6)	—	—	(9.6)
Accounts payable and accrued expenses	—	—	2.1	—	18.4	—	—	20.5
Due to affiliates	—	—	—	—	1.5	—	—	1.5
Other changes in assets and liabilities	—	—	—	—	3.8	0.1	—	3.9
Net cash provided by operating activities	—	—	—	—	1.9	0.1	—	2.0
Cash flows from investing activities:
Capital expenditures - other development	—	—	—	—	(7.7)	—	—	(7.7)
Release of restricted cash	—	—	—	—	1.9	—	—	1.9
Intercompany advances	—	—	0.1	—	(0.1)	—	—	—
Net cash provided by (used in) investing activities	—	—	0.1	—	(5.9)	—	—	(5.8)
Cash flows from financing activities:
Payments on capital lease obligations	—	—	—	—	(0.6)	—	—	(0.6)
Contributions from parent, net	—	—	—	—	0.2	—	—	0.2
Net cash used in financing activities	—	—	—	—	(0.4)	—	—	(0.4)
Net increase (decrease) in cash and cash equivalents	—	—	0.1	—	(4.4)	0.1	—	(4.2)
Cash and cash equivalents at beginning of period	—	—	—	—	15.6	0.9	—	16.5
Cash and cash equivalents at end of period	$—	$—	$0.1	$—	$11.2	$1.0	$—	$12.3

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

CyrusOne LP
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the “Issuers”), had $525 million aggregate principal amount of Senior Notes outstanding at June 30, 2014. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (“Parent Guarantor”), CyrusOne GP (“General Partner”), and CyrusOne LP’s 100% owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc. and CyrusOne Foreign Holdings LLC (such subsidiaries, together the “Guarantors”). None of the subsidiaries organized outside of the United States (collectively, the “Non-Guarantors”) guarantee the Senior Notes. Subject to the provisions of the indenture governing the Senior Notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

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

The following provides information regarding the entity structure of each guarantor of the Senior Notes:

CyrusOne Inc. – CyrusOne Inc. was formed on July 31, 2012. As of January 23, 2013, CyrusOne Inc. was a wholly-owned subsidiary of CBI. Effective January 24, 2013, CyrusOne Inc. completed its IPO of common stock for net proceeds of $337.1 million, and together with the General Partner, purchased a 33.9% ownership interest in CyrusOne LP. As of June 25, 2014, CyrusOne Inc. increased its ownership in CyrusOne LP to 59.2%. CyrusOne Inc. also represents a guarantor or Parent Guarantor and became a separate registrant with the SEC upon completion of its IPO.

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
Guarantors – The guarantors include CyrusOne LLC, CyrusOne TRS Inc., and CyrusOne Foreign Holdings LLC. CyrusOne LLC accounts for all of the domestic operations of CyrusOne LP, including the businesses that composed the Predecessor operations. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly owns 100% of the Non-Guarantors. CyrusOne TRS Inc. had not incurred any obligations or recorded any material transactions for the three and six months ended June 30, 2014, the three months ended June 30, 2013 or the period ended June 30, 2013.
As of June 30, 2014, the Non-Guarantors consist of 100% owned subsidiaries which conduct operations in the United Kingdom and Singapore.
The following schedules present the balance sheets as of June 30, 2014 and December 31, 2013 for the LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantor. The following schedules also present the statements of operations and statements of cash flows for the three and six months ended June 30, 2014, the three months ended June 30, 2013 and the periods ended June 30, 2013 and January 23, 2013, for the LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Balance Sheets

(dollars in millions)	As of June 30, 2014
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Land	$—	$—	$89.7	$—	$—	$89.7
Buildings and improvements	—	—	746.3	45.4	—	791.7
Equipment	—	—	297.9	0.9	—	298.8
Construction in progress	—	—	59.5	—	—	59.5
Subtotal	—	—	1,193.4	46.3	—	1,239.7
Accumulated depreciation	—	—	(274.2)	(6.4)	—	(280.6)
Net investment in real estate	—	—	919.2	39.9	—	959.1
Cash and cash equivalents	—	—	44.8	4.5	—	49.3
Investment in subsidiaries	773.7	—	5.1	—	(778.8)	—
Rent and other receivables	—	—	59.2	2.3	—	61.5
Intercompany receivable	508.1	—	—	—	(508.1)	—
Goodwill	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	77.4	—	—	77.4
Due from affiliates	—	—	0.5	—	—	0.5
Other assets	12.4	—	66.2	3.5	—	82.1
Total assets	$1,294.2	$—	$1,448.6	$50.2	$(1,286.9)	$1,506.1
Accounts payable and accrued expenses	$12.6	$—	$70.4	$0.9	$—	$83.9
Deferred revenue	—	—	66.3	0.4	—	66.7
Intercompany payable	—	—	508.1	—	(508.1)	—
Due to affiliates	5.6	—	1.8	—	—	7.4
Capital lease obligations	—	—	7.0	8.0	—	15.0
Long-term debt	525.0	—	—	—	—	525.0
Other financing arrangements	—	—	21.3	35.8	—	57.1
Total liabilities	543.2	—	674.9	45.1	(508.1)	755.1
Total partnership capital	751.0	—	773.7	5.1	(778.8)	751.0
Total liabilities and partnership capital	$1,294.2	$—	$1,448.6	$50.2	$(1,286.9)	$1,506.1

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	As of December 31, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Land	$—	$—	$89.3	$—	$—	$89.3
Buildings and improvements	—	—	739.6	44.1	—	783.7
Equipment	—	—	189.4	0.8	—	190.2
Construction in progress	—	—	57.3	—	—	57.3
Subtotal	—	—	1,075.6	44.9	—	1,120.5
Accumulated depreciation	—	—	(232.0)	(4.7)	—	(236.7)
Net investment in real estate	—	—	843.6	40.2	—	883.8
Cash and cash equivalents	—	—	146.8	2.0	—	148.8
Investment in subsidiaries	795.0	—	2.1	—	(797.1)	—
Rent and other receivables	—	—	40.3	0.9	—	41.2
Intercompany receivable	508.1	—	0.2	—	(508.3)	—
Goodwill	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	85.9	—	—	85.9
Due from affiliates	—	—	0.6	—	—	0.6
Other assets	14.1	—	53.0	3.2	—	70.3
Total assets	$1,317.2	$—	$1,448.7	$46.3	$(1,305.4)	$1,506.8
Accounts payable and accrued expenses	$7.8	$—	$58.6	$0.4	$—	$66.8
Deferred revenue	—	—	55.1	0.8	—	55.9
Intercompany payable	—	—	508.1	0.2	(508.3)	—
Due to affiliates	6.8	—	1.7	—	—	8.5
Capital lease obligations	—	—	8.6	8.1	—	16.7
Long-term debt	525.0	—	—	—	—	525.0
Other financing arrangements	—	—	21.6	34.7	—	56.3
Total liabilities	539.6	—	653.7	44.2	(508.3)	729.2
Total partnership capital	777.6	—	795.0	2.1	(797.1)	777.6
Total liabilities and partnership capital	$1,317.2	$—	$1,448.7	$46.3	$(1,305.4)	$1,506.8

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Operations

(dollars in millions)	Three Months Ended June 30, 2014
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$80.4	$1.3	$—	$81.7
Costs and expenses:
Property operating expenses	—	—	31.2	0.6	—	31.8
Sales and marketing	—	—	3.4	0.1	—	3.5
General and administrative	—	—	8.4	—	—	8.4
Depreciation and amortization	—	—	29.1	0.7	—	29.8
Transaction costs	—	—	0.8	—	—	0.8
Total costs and expenses	—	—	72.9	1.4	—	74.3
Operating income (loss)	—	—	7.5	(0.1)	—	7.4
Interest expense	9.7	—	0.1	0.9	—	10.7
Income (loss) before income taxes	(9.7)	—	7.4	(1.0)	—	(3.3)
Income tax expense	—	—	(0.3)	—	—	(0.3)
Partnership earnings (loss) related to investment in subsidiaries	6.1	—	(1.0)	—	(5.1)	—
Net income (loss)	$(3.6)	$—	$6.1	$(1.0)	$(5.1)	$(3.6)

(dollars in millions)	Three Months Ended June 30, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$62.5	$1.1	$—	$63.6
Costs and expenses:
Property operating expenses	—	—	23.8	0.8	—	24.6
Sales and marketing	—	—	2.8	0.1	—	2.9
General and administrative	—	—	7.1	—	—	7.1
Depreciation and amortization	—	—	22.3	0.7	—	23.0
Transaction costs	—	—	0.4	—	—	0.4
Total costs and expenses	—	—	56.4	1.6	—	58.0
Operating income (loss)	—	—	6.1	(0.5)	—	5.6
Interest expense	10.1	—	0.2	0.5	—	10.8
Loss on extinguishment of debt	—	—	1.3	—	—	1.3
Income (loss) before income taxes	(10.1)	—	4.6	(1.0)	—	(6.5)
Income tax expense	—	—	(0.3)	—	—	(0.3)
Partnership earnings (loss) related to investment in subsidiaries	3.3	—	(1.0)	—	(2.3)	—
Net income (loss)	$(6.8)	$—	$3.3	$(1.0)	$(2.3)	$(6.8)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	Six Months Ended June 30, 2014
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$156.6	$2.6	$—	$159.2
Costs and expenses:
Property operating expenses	—	—	58.3	1.2	—	59.5
Sales and marketing	—	—	6.4	0.1	—	6.5
General and administrative	—	—	15.6	0.1	—	15.7
Depreciation and amortization	—	—	55.9	1.5	—	57.4
Transaction costs	—	—	0.9	—	—	0.9
Total costs and expenses	—	—	137.1	2.9	—	140.0
Operating income (loss)	—	—	19.5	(0.3)	—	19.2
Interest expense	19.3	—	0.3	1.8	—	21.4
Income (loss) before income taxes	(19.3)	—	19.2	(2.1)	—	(2.2)
Income tax expense	—	—	(0.7)	—	—	(0.7)
Partnership earnings (loss) related to investment in subsidiaries	16.4	—	(2.1)	—	(14.3)	—
Net income (loss)	(2.9)	—	16.4	(2.1)	(14.3)	(2.9)

(dollars in millions)	Period Ended June 30, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$107.0	$1.6	$—	$108.6
Costs and expenses:
Property operating expenses	—	—	38.8	1.1	—	39.9
Sales and marketing	—	—	4.9	0.1	—	5.0
General and administrative	—	—	12.5	—	—	12.5
Depreciation and amortization	—	—	38.1	1.3	—	39.4
Transaction costs	—	—	0.4	—	—	0.4
Total costs and expenses	—	—	94.7	2.5	—	97.2
Operating income (loss)	—	—	12.3	(0.9)	—	11.4
Interest expense	17.3	—	0.9	1.0	—	19.2
Loss on extinguishment of debt	—	—	1.3	—	—	1.3
Income (loss) before income taxes	(17.3)	—	10.1	(1.9)	—	(9.1)
Income tax expense	—	—	0.5	—	—	0.5
Partnership earnings (loss) related to investment in subsidiaries	7.7	—	(1.9)	—	(5.8)	—
Net income (loss)	$(9.6)	$—	$7.7	$(1.9)	$(5.8)	$(9.6)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	Period Ended January 23, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$14.9	$0.2	$—	$15.1
Costs and expenses:
Property operating expenses	—	—	4.8	—	—	4.8
Sales and marketing	—	—	0.7	—	—	0.7
General and administrative	—	—	1.4	0.1	—	1.5
Transaction-related compensation	—	—	20.0	—	—	20.0
Depreciation and amortization	—	—	5.2	0.1	—	5.3
Transaction costs	—	—	0.1	—	—	0.1
Total costs and expenses	—	—	32.2	0.2	—	32.4
Operating loss	—	—	(17.3)	—	—	(17.3)
Interest expense	2.3	—	0.1	0.1	—	2.5
Loss before income taxes	(2.3)	—	(17.4)	(0.1)	—	(19.8)
Income tax expense	—	—	(0.4)	—	—	(0.4)
Partnership earnings (loss) related to investment in subsidiaries	(17.9)	—	(0.1)	—	18.0	—
Net loss	$(20.2)	$—	$(17.9)	$(0.1)	$18.0	$(20.2)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Cash Flows

(dollars in millions)	Six Months Ended June 30, 2014
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net (loss) income	$(2.9)	$—	$16.4	$(2.1)	$(14.3)	$(2.9)
Partnership (income) loss related to investment in subsidiaries	(16.4)	—	2.1	—	14.3	—
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	55.9	1.5	—	57.4
Noncash interest expense	1.8	—	—	—	—	1.8
Stock-based compensation expense	—	—	5.0	—	—	5.0
Provision for bad debt write off	—	—	0.6	—	—	0.6
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	(0.1)	—	(29.7)	(1.6)	—	(31.4)
Accounts payable and accrued expenses	4.8	—	(2.8)	0.5	—	2.5
Deferred revenues	—	—	11.2	(0.4)	—	10.8
Due to affiliates	—	—	0.2	—	—	0.2
Net cash provided by (used in) operating activities	(12.8)	—	58.9	(2.1)	—	44.0
Cash flows from investing activities:
Capital expenditures - other	—	—	(116.8)	—	—	(116.8)
Intercompany advances	—	—	0.2	(0.2)	—	—
Return of investment	37.3	—	(13.3)	—	(24.0)	—
Net cash provided by (used in) investing activities	37.3	—	(129.9)	(0.2)	(24.0)	(116.8)
Cash flows from financing activities:
Distributions paid	(24.0)	—	(24.0)	—	24.0	(24.0)
Payments on capital leases and other financing arrangements	—	—	(1.9)	(0.3)	—	(2.2)
Contributions (distributions) from parent guarantor	(0.5)	—	(5.1)	5.1	—	(0.5)
Net cash provided by (used in) financing activities	(24.5)	—	(31.0)	4.8	24.0	(26.7)
Net (decrease) increase in cash and cash equivalents	—	—	(102.0)	2.5	—	(99.5)
Cash and cash equivalents at beginning of period	—	—	146.8	2.0	—	148.8
Cash and cash equivalents at end of period	$—	$—	$44.8	$4.5	$—	$49.3

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	Period Ended June 30, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net (loss) income	$(9.6)	$—	$7.7	$(1.9)	$(5.8)	$(9.6)
Partnership (income) loss related to investment in subsidiaries	(7.7)	—	1.9	—	5.8	—
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	38.1	1.3	—	39.4
Noncash interest expense	2.0	—	(1.0)	—	—	1.0
Stock-based compensation expense	—	—	3.0	—	—	3.0
Loss on extinguishment of debt	—	—	1.3	—	—	1.3
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	10.4	(0.4)	—	10.0
Accounts payable and accrued expenses	15.2	—	(34.7)	0.4	—	(19.1)
Deferred revenues	—	—	(3.1)	(0.1)	—	(3.2)
Due to affiliates	—	—	16.7	—	—	16.7
Net cash (used in) provided by operating activities	(0.1)	—	40.3	(0.7)	—	39.5
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	(26.6)	—	—	(26.6)
Capital expenditures - other development	—	—	(66.9)	(0.1)	—	(67.0)
Release of restricted cash	—	—	4.4	—	—	4.4
Investment in subsidiaries	(337.1)	—	—	—	337.1	—
Advances to affiliate	—	—	(0.1)	0.1	—	—
Net cash used in investing activities	(337.1)	—	(89.2)	—	337.1	(89.2)
Cash flows from financing activities:
Issuance of partnership units	337.1	—	—	—	—	337.1
Distributions paid	—	—	(10.3)	—	—	(10.3)
Payments on capital leases and other financing arrangements	—	—	(2.0)	(0.5)	—	(2.5)
Payments to buyout capital leases	—	—	(9.6)	—	—	(9.6)
Payments to buyout other financing arrangement	—	—	(10.2)	—	—	(10.2)
Contribution from parent guarantor	—	—	335.4	1.7	(337.1)	—
Net cash provided by financing activities	337.1	—	303.3	1.2	(337.1)	304.5
Net (decrease) increase in cash and cash equivalents	(0.1)	—	254.4	0.5	—	254.8
Cash and cash equivalents at beginning of period	0.1	—	11.2	1.0	—	12.3
Cash and cash equivalents at end of period	$—	$—	$265.6	$1.5	$—	$267.1

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	Period Ended January 23, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net (loss) income	$(20.2)	$—	$(17.9)	$(0.1)	$18.0	$(20.2)
Partnership loss (income) related to investment in subsidiaries	17.9	—	0.1	—	(18.0)	—
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	0.2	—	5.6	0.1	—	5.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	(9.6)	—	—	(9.6)
Accounts payable and accrued expenses	2.1	—	18.4	—	—	20.5
Due to affiliates	—	—	1.5	—	—	1.5
Other changes in assets and liabilities	—	—	3.8	0.1	—	3.9
Net cash provided by operating activities	—	—	1.9	0.1	—	2.0
Cash flows from investing activities:
Capital expenditures - other development	—	—	(7.7)	—	—	(7.7)
Release of restricted cash	—	—	1.9	—	—	1.9
Intercompany advances	0.1	—	(0.1)	—	—	—
Net cash provided by (used in) investing activities	0.1	—	(5.9)	—	—	(5.8)
Cash flows from financing activities:
Payments on capital lease obligations	—	—	(0.6)	—	—	(0.6)
Contributions from parent, net	—	—	0.2	—	—	0.2
Net cash used in financing activities	—	—	(0.4)	—	—	(0.4)
Net increase (decrease) in cash and cash equivalents	0.1	—	(4.4)	0.1	—	(4.2)
Cash and cash equivalents at beginning of period	—	—	15.6	0.9	—	16.5
Cash and cash equivalents at end of period	$0.1	$—	$11.2	$1.0	$—	$12.3

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

Overview
Our Company. We are an owner, operator and developer of enterprise-class, carrier-neutral data center properties. Enterprise-class, carrier-neutral data centers are purpose-built facilities with redundant power, cooling and access to a range of telecommunications carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology (“IT”) infrastructure for 648 customers in 25 operating data centers in ten distinct markets (eight cities in the U.S., London and Singapore).
We provide mission-critical data center facilities that protect and ensure the continued operation of IT infrastructure for our customers. Our goal is to be the preferred global data center provider to the Fortune 1000. As of June 30, 2014, our customers included nine of the Fortune 20 and 139 of the Fortune 1000 or private or foreign enterprises of equivalent size. These 139 Fortune 1000 customers provided 75% of our annualized rent as of June 30, 2014. Additionally, as of June 30, 2014, our top 10 customers represented 42% of our annualized rent.
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
Our Portfolio. As of June 30, 2014, our property portfolio included 25 operating data centers in ten distinct markets collectively providing approximately 2,170,000 net rentable square feet ("NRSF"), of which 84% was leased, and powered by approximately 183 MW of available UPS capacity. We own fourteen of the buildings in which our data center facilities are located. We lease the remaining eleven buildings, which account for approximately 375,000 NRSF, or approximately 17% of our total operating NRSF. These leased buildings accounted for 23% of our total annualized rent as of June 30, 2014. We also currently have 706,000 NRSF under development, as well as 551,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 200 acres of land that are available for future data center shell development. Along with our primary product offering, leasing of colocation space, our customers are increasingly interested in ancillary office and other space. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers.  The following tables provide an overview of our operating and development properties as of June 30, 2014.

CyrusOne Inc.
Data Center Portfolio
As of June 30, 2014
(Unaudited)

			Operating Net Rentable Square Feet (NRSF)(a)							Powered Shell Available for Future Development (NRSF)(j)	Available UPS Capacity (MW)(k)
Facilities	Metro Area	Annualized Rent(b)	Colocation Space (CSF)(c)	CSF Leased(d)	CSF Utilized(e)	Office & Other(f)	Office & Other Leased (g)	Supporting Infrastructure (h)	Total(i)
Westway Park Blvd. (Houston West 1)	Houston	$50,875,170	112,133	97%	97%	10,563	98%	37,063	159,759	3,000	28
S. State Hwy 121 Business (Lewisville)*	Dallas	39,772,133	108,687	97%	97%	11,279	96%	59,345	179,311	—	18
Southwest Fwy. (Galleria)	Houston	37,536,283	63,469	92%	92%	17,259	69%	23,203	103,931	—	14
West Seventh Street (7th St.)***	Cincinnati	34,540,103	211,742	90%	91%	5,744	100%	171,561	389,047	37,000	13
Fujitec Drive (Lebanon)	Cincinnati	23,046,267	65,303	81%	81%	44,886	72%	52,950	163,139	65,000	14
W. Frankford Road (Carrollton)	Dallas	20,001,025	170,531	64%	65%	13,745	70%	66,061	250,337	334,000	18
Westover Hills Blvd. (San Antonio 1)	San Antonio	17,856,512	43,843	100%	100%	5,633	85%	45,939	95,415	11,000	12
Industrial Road (Florence)	Cincinnati	14,856,505	52,698	100%	100%	46,848	87%	40,374	139,920	—	9
South Ellis Street (Phoenix 1)	Phoenix	14,531,119	77,528	97%	98%	34,471	10%	38,441	150,440	31,000	16
Knightsbridge Drive (Hamilton)*	Cincinnati	11,436,136	46,565	83%	83%	1,077	100%	35,336	82,978	—	10
Westway Park Blvd. (Houston West 2)	Houston	8,069,274	79,492	68%	68%	3,112	31%	55,642	138,246	12,000	12
Metropolis Drive (Austin 2)	Austin	8,032,540	37,780	82%	82%	4,128	17%	18,444	60,352	—	5
E. Ben White Blvd. (Austin 1)*	Austin	6,206,419	16,223	87%	87%	21,376	100%	7,516	45,115	—	2
Parkway Dr. (Mason)	Cincinnati	5,753,058	34,072	100%	100%	26,458	98%	17,193	77,723	—	4
Kestral Way (London)**	London	4,872,910	10,000	99%	99%	—	—%	—	10,000	—	1
Midway Rd.**	Dallas	4,388,742	8,390	100%	100%	—	—%	—	8,390	—	1
Springer Street (Lombard)	Chicago	2,551,385	13,516	54%	54%	4,115	100%	12,230	29,861	29,000	3
Marsh Ln.**	Dallas	2,107,312	4,245	100%	100%	—	—%	—	4,245	—	1
Goldcoast Drive (Goldcoast)	Cincinnati	1,465,776	2,728	100%	100%	5,280	100%	16,481	24,489	14,000	1
North Fwy. (Greenspoint)**	Houston	1,009,589	13,000	100%	100%	1,449	100%	—	14,449	—	1
Bryan St.**	Dallas	979,973	3,020	57%	57%	—	—%	—	3,020	—	1
E. Monroe Street (Monroe St.)	South Bend	937,505	6,350	64%	64%	—	—%	6,478	12,828	4,000	1
McAuley Place (Blue Ash)*	Cincinnati	512,213	6,193	39%	39%	6,950	100%	2,166	15,309	—	1
Crescent Circle (Blackthorn)*	South Bend	401,055	3,432	31%	31%	—	—%	5,125	8,557	11,000	1
Jurong East (Singapore)**	Singapore	311,280	3,200	19%	19%	—	—%	—	3,200	—	1
Total		$312,050,284	1,194,140	86%	86%	264,373	75%	711,548	2,170,061	551,000	183

*	Indicates properties in which we hold a leasehold interest in the building shell and land. All data center infrastructure has been constructed by us and owned by us.

**	Indicates properties in which we hold a leasehold interest in the building shell, land, and all data center infrastructure.

***	The information provided for the West Seventh Street (7th St.) property includes data for two facilities, one of which we lease and one of which we own.

(a)	Represents the total square feet of a building under lease or available for lease based on engineers' drawings and estimates but does not include space held for development or space used by CyrusOne.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of June 30, 2014, multiplied by 12. For the month of June 2014, our total annualized rent was $312.1 million, customer reimbursements were $44.2 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From July 1, 2012 through June 30, 2014, customer reimbursements under leases with separately metered power constituted between 8.9% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of June 30, 2014 was $325,483,528. Our annualized effective rent was greater than our annualized rent as of June 30, 2014 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(c)	CSF represents the NRSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.

(d)	Percent leased is determined based on CSF being billed to customers under signed leases as of June 30, 2014 divided by total CSF. Leases signed but not commenced as of June 2014 are not included.

(e)	Utilization is calculated by dividing CSF under signed leases for colocation space (whether or not the customer has occupied the space) by total CSF.

(f)	Represents the NRSF at an operating facility that is currently leased or readily available for lease as space other than CSF, which is typically office and other space.

(g)
Percent leased is determined based on Office & Other space being billed to customers under signed leases as of June 30, 2014 divided by total Office & Other space. Leases signed but not commenced as of June 2014 are not included.

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

CyrusOne Inc.
NRSF Under Development
As of June 30, 2014
(Dollars in millions)
(Unaudited)

		NRSF Under Development(a)						Under Development Costs(b)
Facilities	Metropolitan Area	Colocation Space (CSF)	Office & Other	Supporting Infrastructure	Powered Shell(c)	Total	UPS MW Capacity (d)	Actual to Date(e)	Estimated Costs to Completion	Total
W. Frankford Road (Carrollton)	Dallas	—	21,000	2,000	—	23,000	—	$1	$3-4	$3-4
Westover Hills Blvd. (San Antonio 2)	San Antonio	30,000	20,000	25,000	49,000	124,000	3.0	8	25-31	34-39
Westway Park Blvd. (Houston West 3)	Houston	—	—	—	320,000	320,000	—	5	18-22	23-27
South Ellis Street, Chandler, AZ (Phoenix 1)	Phoenix	—	—	—	—	—	11.0	2	9-10	10-12
South Ellis Street, Chandler, AZ (Phoenix 2)	Phoenix	60,000	8,000	18,000	19,000	105,000	6.0	2	36-44	38-46
Ridgetop Circle, Sterling, VA (Northern VA)	Loudon County	30,000	16,000	35,000	48,000	129,000	6.0	3	34-42	37-45
Metropolis Dr., Austin, TX (Austin 2)	Austin	5,000	—	—	—	5,000	—	—	1-2	1-2
Total		125,000	65,000	80,000	436,000	706,000	26.0	$21	$126.0-155.0	$146.0-175.0

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

(e)	Capex-to-date is the cash investment as of June 30, 2014. There may be accruals above this amount for work completed, for which cash has not yet been paid.

Our portfolio is currently leased to 648 companies, many of which are leading global companies. The following table sets forth information regarding the 20 largest customers, including their affiliates, in our portfolio based on annualized rent as of June 30, 2014:

CyrusOne Inc.
Customer Diversification(a)
As of June 30, 2014
(Unaudited)

	Principal Customer Industry	Number of Locations	Annualized Rent(b)	Percentage of Portfolio Annualized Rent(c)	Weighted Average Remaining Lease Term in Months(d)
1	Telecommunications (CBI)(e)	7	$21,611,833	6.9%	20.8
2	Energy	2	21,465,172	6.9%	29.0
3	Energy	4	14,891,031	4.8%	6.2
4	Information Technology	3	14,747,166	4.7%	48.2
5	Research and Consulting Services	3	13,771,429	4.4%	23.4
6	Telecommunication Services	2	12,463,882	4.0%	43.2
7	Information Technology	1	11,605,866	3.7%	57.0
8	Information Technology	3	8,267,703	2.6%	35.7
9	Financials	1	6,000,225	1.9%	71.0
10	Telecommunication Services	5	5,173,271	1.7%	58.0
11	Financials	1	4,983,923	1.6%	57.0
12	Consumer Staples	1	4,838,160	1.6%	94.3
13	Information Technology	1	4,757,012	1.5%	18.0
14	Energy	2	4,756,800	1.5%	25.0
15	Information Technology	1	4,565,709	1.5%	80.0
16	Energy	1	4,460,872	1.4%	10.9
17	Information Technology	1	4,061,705	1.3%	13.3
18	Information Technology	2	3,962,844	1.3%	81.8
19	Energy	3	3,879,224	1.2%	9.6
20	Energy	1	3,637,239	1.2%	23.3
			$173,901,066	55.7%	36.1

(a)	Includes affiliates.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of June 30, 2014, multiplied by 12. For the month of June 2014, our total annualized rent was $312.1 million, and customer reimbursements were $44.2 million annualized, consisting of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From July 1, 2012 through June 30, 2014, customer reimbursements under leases with separately metered power constituted between 8.9% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of June 30, 2014 was $325,483,528. Our annualized effective rent was greater than our annualized rent as of June 30, 2014 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(c)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of June 30, 2014, which was approximately $312.1 million.

(d)
Weighted average based on customer’s percentage of total annualized rent expiring and is as of June 30, 2014, assuming that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.

(e)
Includes information for both Cincinnati Bell Technology Solutions (CBTS) and Cincinnati Bell Telephone and two customers that have contracts with CBTS. We expect the contracts for these two customers to be assigned to us, but the consents for such assignments have not yet been obtained. Excluding these customers, Cincinnati Bell Inc. and subsidiaries represented 2.3% of our annualized rent as of June 30, 2014.

Lease Distribution
The following table sets forth information relating to the distribution of customer leases in the properties in our portfolio, based on NRSF under lease as of June 30, 2014:

CyrusOne Inc.
Lease Distribution
As of June 30, 2014
(Unaudited)

NRSF Under Lease(a)	Number of Customers(b)	Percentage of All Customers	Total Leased NRSF(c)	Percentage of Portfolio Leased NRSF	Annualized Rent(d)	Percentage of Annualized Rent
0-999	481	75%	95,213	5%	$36,032,974	12%
1000-2499	55	9%	86,110	5%	19,073,095	6%
2500-4999	35	5%	128,008	7%	23,004,713	7%
5000-9999	32	5%	228,966	12%	60,038,117	19%
10000+	38	6%	1,294,225	71%	173,901,385	56%
Total	641	100%	1,832,522	100%	$312,050,284	100%

(a)	Represents all leases in our portfolio, including colocation, office and other leases.

(b)
Represents the number of customers occupying data center, office and other space as of June 30, 2014. This may vary from total customer count as some customers may be under contract, but have yet to occupy space.

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

(d)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of June 30, 2014, multiplied by 12. For the month of June 2014, our total annualized rent was $312.1 million, customer reimbursements were $44.2 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From July 1, 2012 through June 30, 2014, customer reimbursements under leases with separately metered power constituted between 8.9% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of June 30, 2014 was $325,483,528. Our annualized effective rent was greater than our annualized rent as of June 30, 2014 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

Lease Expiration

The following table sets forth a summary schedule of the customer lease expirations for leases in place as of June 30, 2014 plus available space, for each of the 10 full calendar years and the partial year beginning July 1, 2014, at the properties in our portfolio. Customers whose leases have been auto-renewed prior to June 30, 2014 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.
CyrusOne Inc.
Lease Expirations
As of June 30, 2014
(Unaudited)

Year(a)	Number of Leases Expiring(b)	Total Operating NRSF Expiring	Percentage of Total NRSF	Annualized Rent(c)	Percentage of Annualized Rent	Annualized Rent at Expiration(d)	Percentage of Annualized Rent at Expiration
Available		337,540	15%
Month-to-Month	148	33,848	1%	$6,692,941	2%	$6,692,941	2%
Remainder of 2014	668	234,112	11%	56,030,189	18%	56,075,363	17%
2015	706	303,422	14%	52,364,120	17%	53,955,941	16%
2016	488	251,732	12%	58,485,756	19%	59,024,070	18%
2017	412	298,028	14%	36,798,161	12%	37,687,977	12%
2018	177	196,088	9%	39,064,165	12%	44,077,538	13%
2019	74	143,690	7%	14,806,419	5%	16,105,107	5%
2020	53	135,786	6%	11,925,624	4%	12,876,572	4%
2021	43	123,876	6%	22,695,843	7%	25,380,546	8%
2022	5	65,516	3%	5,385,127	2%	7,259,081	2%
2023 - Thereafter	43	46,423	2%	7,801,939	2%	9,330,662	3%
Total	2,817	2,170,061	100%	$312,050,284	100%	$328,465,798	100%

(a)
Leases that were auto-renewed prior to June 30, 2014 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised.

(b)	Number of leases represents each agreement with a customer. A lease agreement could include multiple spaces and a customer could have multiple leases.

(c)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of June 30, 2014, multiplied by 12. For the month of June 2014, our total annualized rent was $312.1 million, customer reimbursements were $44.2 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From July 1, 2012 through June 30, 2014, customer reimbursements under leases with separately metered power constituted between 8.9% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of June 30, 2014 was $325,483,528. Our annualized effective rent was greater than our annualized rent as of June 30, 2014 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(d)	Represents the final monthly contractual rent under existing customer leases that had commenced as of June 30, 2014, multiplied by 12.

Results of Operations
Three and Six Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013 and Periods Ended June 30, 2013 and January 23, 2013:

	Successor
	Three Months Ended June 30,				Successor	Successor	Predecessor
(dollars in millions)	2014	2013	$ Change	% Change	Six Months Ended June 30, 2014	January 24, 2013 to June 30, 2013	January 1, 2013 to January 23, 2013
Revenue	$81.7	$63.6	$18.1	28%	$159.2	$108.6	$15.1
Costs and expenses:
Property operating expenses	31.8	24.6	7.2	29%	59.5	39.9	4.8
Sales and marketing	3.5	2.9	0.6	21%	6.5	5.0	0.7
General and administrative	8.4	7.1	1.3	18%	15.7	12.5	1.5
Transaction-related compensation	—	—	—	n/m	—	—	20.0
Depreciation and amortization	29.8	23.0	6.8	30%	57.4	39.4	5.3
Transaction costs	0.8	0.4	0.4	100%	0.9	0.4	0.1
Total costs and expenses	74.3	58.0	16.3	28%	140.0	97.2	32.4
Operating income (loss)	7.4	5.6	1.8	32%	19.2	11.4	(17.3)
Interest expense	10.7	10.8	(0.1)	(1)%	21.4	19.2	2.5
Loss on extinguishment of debt	—	1.3	(1.3)	n/m		1.3	—
Net loss before income taxes	(3.3)	(6.5)	3.2	(49)%	(2.2)	(9.1)	(19.8)
Income tax expense	(0.3)	(0.3)	—	—%	(0.7)	(0.5)	(0.4)
Net loss	(3.6)	(6.8)	3.2	(47)%	(2.9)	(9.6)	$(20.2)
Noncontrolling interest in net income (loss)	(2.5)	(4.5)	2.0	(44)%	(2.0)	(6.4)
Net loss attributed to common shareholders	$(1.1)	$(2.3)	$1.2	(52)%	$(0.9)	$(3.2)
Operating margin	9.1%	8.8%			12.1%	10.5%	(114.6)%
Capital expenditures *:
Acquisitions of real estate	$—	8.4	(8.4)	n/m	—	$26.6	$—
Development of real estate	66.8	39.9	26.9	67%	116.1	66.4	7.6
Recurring real estate	0.3	0.4	(0.1)	(25)%	0.7	0.6	0.1
Total	$67.1	$48.7	$18.4	38%	$116.8	$93.6	$7.7
Metrics information:
Colocation square feet*	1,194,000	970,000	224,000	23%	1,194,000	970,000	921,000
Utilization rate*	86%	81%	5%	6%	86%	81%	81%
Loss per share - basic and diluted	$(0.06)	$(0.12)			$(0.06)	$(0.17)	$—
Dividend declared per share	$0.21	$0.16			$0.42	$0.32	$—

*	See “Key Operating Metrics” set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 for a definition of capital expenditures, CSF and utilization rate.

Revenue
Revenue for the three months ended June 30, 2014, was $81.7 million, an increase of $18.1 million, or 28%, compared to the three months ended June 30, 2013. Revenue for the six months ended June 30, 2014, was $159.2 million, an increase of $35.5 million, or 29%, compared to the six months ended June 30, 2013. These increases for both the three and six month periods are primarily due to new customers and an increase in contractual monthly recurring revenue compared to the corresponding periods in 2013. As of June 30, 2014, we had 139 Fortune 1000 customers or private or foreign enterprises of equivalent size, compared to 122 Fortune 1000 customers or private or foreign enterprises of equivalent size as of June 30, 2013.
Our capacity at June 30, 2014, was approximately 1,194,000 CSF, which is an increase of 23% from June 30, 2013. The utilization rate of our data center facilities was 86%, as of June 30, 2014, compared to 81% as of June 30, 2013.
Recurring rent churn was 1.4% and 2.8% for the three and six months ended June 30, 2014, compared to 1.2% and 1.7% for the three and six months ended June 30, 2013.
Costs and Expenses
Property operating expenses—Property operating expenses were $31.8 million for the three months ended June 30, 2014, an increase of $7.2 million, or 29%, compared to $24.6 million for the three months ended June 30, 2013. Electricity expense increased approximately $5.1 million and interconnection expense rose $0.6 million due to a rise in demand for power and connectivity services from a growing customer base. Continued investment has grown our taxable asset base and has driven an increase in our property tax expense by approximately $1.5 million compared to the prior year. For the six months ended June 30, 2014, property operating expenses were $59.5 million, an increase of $14.8 million or 33%, compared to $44.7 million for the six months ended June 30, 2013. Consistent with the three months ended June 30, 2014, increases over the past six month period were due to more demand for power and connectivity, increased property taxes, and increases in payroll as we have commissioned approximately 23% or 224,000 colocation square feet over the past year.
Sales and marketing expenses—Sales and marketing expenses for the three months ended June 30, 2014 were $3.5 million, an increase of $0.6 million, or 21%, compared to $2.9 million for the corresponding quarter in 2013. The increase is primarily related to an increase in payroll and employee related costs of $0.4 million, along with higher advertising expenses related to marketing initiatives of $0.2 million. For the six months ended June 30, 2014, sales and marketing expenses were $6.5 million, an increase of $0.8 million or 14%, compared to $5.7 million for the six months ended June 30, 2013. Consistent with the three months ended June 30, 2013, increases over the past six months were directly related to an increase in sales and marketing personnel and higher advertising costs, both of which were used to promote growth in existing and new markets.
General and administrative expenses—General and administrative expenses for the three months ended June 30, 2014, were $8.4 million, an increase of $1.3 million, or 18%, compared to the same period in 2013. The increases in the general and administrative related costs are primarily the result of increased payroll costs of $1.4 million including the impact of the LTIP, offset by lower legal and consulting fees of $0.2 million. For the six months ended June 30, 2014, general and administrative expenses were $15.7 million, an increase of $1.7 million or 12%. Similar to the three months ended June 30, 2014, there was $2.8 million in employee related expenses which were offset by $1.0 million attributed to lower consulting fees, legal fees, and reduced third party services.
Depreciation and amortization expense—Depreciation and amortization expense for the three months ended June 30, 2014, was $29.8 million, an increase of $6.8 million, or 30%, compared to $23.0 million for the corresponding quarter in 2013. For the six months ended June 30, 2014, depreciation and amortization expense was $57.4 million, an increase of $12.7 million, or 28%. The increase was driven by assets that were placed in service since June 30, 2013. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties and expand our existing data center facilities.
Transaction costs—For the three months ended June 30, 2014, we incurred $0.8 million of transaction formation costs, as compared to $0.4 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, we incurred $0.9 million of transaction costs which represent legal, accounting and professional fees, compared to $0.5 million of transaction costs incurred a year ago.
Transaction-related compensation—We recorded compensation expense of $20.0 million for the six months ended June 30, 2013, related to CBI’s long-term incentive plan. There were no such costs incurred in other periods and these costs represent one-time compensation charges allocated to us by CBI in the period ended January 23, 2013. On April 8, 2013, CBI reimbursed the Company for $19.6 million of these costs.

Operating Income
For the three months ended June 30, 2014, operating income of $7.4 million improved $1.8 million from the corresponding period in 2013, as a result of a $18.1 million increase in revenue, which was slightly offset by increases in property operating expenses of $7.2 million, depreciation and amortization of $6.8 million, and sales, general and administrative expenses of $1.3 million. For the six months ended June 30, 2014, operating income of $19.2 million improved $25.1 million from the corresponding period in 2013, as a result of a $35.5 million increase in revenue, and the impact of a $20.0 million transaction-related compensation charge from CBI in 2013, which were partially offset by increases in property operating expenses of $14.8 million, depreciation and amortization of $12.7 million, and sales, general and administrative expenses of $1.7 million.
Non-Operating Expenses
Interest expense—Interest expense for the three months ended June 30, 2014, was $10.7 million, a decrease of $0.1 million, or 1%, as compared to $10.8 million for the corresponding quarter in 2013. Interest expense for the six months ended June 30, 2014 was 21.4 million, a decrease of $0.3 million compared to the six months ended June 30, 2013. Interest expense decreased primarily as the result of lower amortization expense on the deferred financing costs on our 6 3/8% Senior Notes due in 2022, which are amortized using the effective interest method, as compared to the amortization expense taken in 2013.
Loss on extinguishment of debt— Loss on extinguishment of debt represents the financing obligation for our Metropolis Dr. (Austin 2) facility as a result of our purchasing the property from the former lessor. A loss of $1.3 million was recognized upon the termination of this obligation for each of the three and six months ended June 30, 2013. No such costs were recognized for the three and six months ended June 30, 2014.
Income tax expense—Income tax expense was $0.3 million for the three months ended June 30, 2014 and June 30, 2013. For the six months ended June 30, 2014, income tax expense was $0.7 million, as compared to $0.9 million for the six months ended June 30, 2013.
Capital Expenditures
Capital expenditures for the three months ended June 30, 2014, were $67.1 million, as compared to $48.7 million for the three months ended June 30, 2013. Our capital expenditures for 2014 relate to the development of power and space primarily in our Phoenix, Carrollton, San Antonio, and Houston West 1 and 2 data center facilities.
Capital expenditures were $116.8 million for the six months ended June 30, 2014, as compared to $101.3 million for the six months ended June 30, 2013. Our capital expenditures for 2014 relate to the continued development of power and space through expansions of our existing properties in primarily the same locations, in order to meet increased customer demands for IT infrastructure.

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
As part of the IPO, CyrusOne Inc. together with CyrusOne GP, purchased 21.9 million or (33.9%) of the outstanding partnership units of CyrusOne LP and CBI retained a 66.1% ownership or 42.6 million Operating Partnership units in CyrusOne LP. As of January 24, 2014, CBI has the option to exchange the partnership units of CyrusOne into cash, or shares of common stock as determined by us, on a one-for-one basis based upon the fair value of a share of our common stock. We evaluated whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of these Operating Partnership units. Based on the results of this analysis, we concluded that these convertible Operating Partnership units met the criteria to be classified within equity. In addition, for each share of common stock issued by us, the Operating Partnership issues an equivalent Operating Partnership unit to the Company.
To facilitate CBI's exchange of partnership units for shares, we have an effective resale registration statement on Form S-3 with the Securities Exchange Commission. As stock is issued by CyrusOne, CBI's ownership percentage will change.
On June 25, 2014, CyrusOne Inc. completed a public offering of 15,985,000 shares of its common stock, including 2,085,000 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $23.25 per share or $371.7 million. CyrusOne Inc. used the proceeds of $355.9 million, net of underwriting costs of $15.8 million, to acquire 15,985,000 common units of limited partnership interests in the Operating Partnership from a subsidiary of CBI. As a result, the Company's noncontrolling interest decreased by $166.9 million and CBI's ownership decreased to 40.8% as of June 30, 2014. In addition, the Company's additional paid in capital decreased by $189 million which represents the difference between the proceeds and the noncontrolling interest redeemed by CBI.
In addition, we filed a universal shelf registration on Form S-3 with the Securities Exchange Commission that will allow us to publicly offer, from time to time, and sell debt securities, common stock, preferred stock, warrants, and rights and units. The securities will have a maximum aggregate offering price of $600 million or the equivalent thereof in foreign currencies. As of June 30, 2014, we have not used this universal shelf registration statement.
As of June 30, 2014, and December 31, 2013, we had $49.3 million and $148.8 million, respectively, of cash and cash equivalents.
Short-term Liquidity
Our short-term liquidity requirements primarily consist of operating expenses and capital expenditures composed primarily of acquisition and development costs for data center properties. For the three and six months ended June 30, 2014, our capital expenditures were $67.1 million and $116.8 million. We expect to fund future capital expenditures from the cash available on our balance sheet and availability under the Credit Agreement of $225.0 million. As of June 30, 2014, we did not have any borrowings outstanding on this facility, leaving available borrowing capacity of $225.0 million. Our capital expenditures are largely discretionary and will be applied to expand our existing data center properties, acquire or construct new facilities, or both. We intend to continue to pursue additional growth opportunities and are prepared to commit additional resources to support this growth.
Long-term Liquidity
Our long-term liquidity requirements primarily consist of distributions to stockholders and the acquisition and development of additional data center properties. We expect to meet our long-term liquidity requirements with cash flows from our operations, issuances of debt and equity securities and borrowings under our Credit Agreement.
As of June 30, 2014, our debt and other financing arrangements were $597.1 million, consisting of $525.0 million of Senior Notes due 2022, capital lease obligations of $15.0 million and other financing arrangements of $57.1 million.
Cash Flows
Comparison of Six Months Ended June 30, 2014 to Periods Ended June 30, 2013 and January 23, 2013
Cash provided by operations was $44.0 million for the six months ended June 30, 2014, an increase of $3.3 million compared to the six months ended June 30, 2013. The increase in net cash generated from operations was primarily the result of income from leasing incremental space, power, and related services compared to the six months ended June 30, 2013.
Cash used in investing activities was $116.8 million for the six months ended June 30, 2014, compared to $95.0 million for the six months ended June 30, 2013. This increase is a result of capital expenditures for development activities.
Cash used in financing activities was $27.5 million for the six months ended June 30, 2014, compared to $304.1 million provided by financing activities for the same period in 2013. The significant change is primarily attributed to net proceeds related to the issuance of common stock of $337.1 million in January of 2013. In addition, we paid $13.7 million of dividends during the six months ended June 30, 2014 partially offset by payments of $19.8 million to buyout capital leases and other financing arrangements in the six months ended June 2013.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure to interest rate risk, arising from variable-rate borrowings under our Credit Agreement. On November 20, 2012, we entered into a Credit Agreement with a syndicate of financial institutions. Borrowings on the Credit Agreement bear interest, at our option, at a rate equal to an applicable margin over either a base rate or a LIBOR rate. The initial applicable margin is 2.25% for base rate loans and 3.75% for LIBOR loans. As of June 30, 2014, we had no derivative instruments to hedge these interest rate risks or borrowings outstanding on the related Credit Agreement.
The following table sets forth the carrying value and fair value amounts, maturity dates, and average interest rates at June 30, 2014, for our fixed-rate debt, excluding capital leases and other financing arrangements:

(dollars in millions)	2014	2015	2016	2017	Thereafter	Total Carrying Value	Total Fair Value
Fixed-rate debt	$—	$—	$—	$—	$525.0	$525.0	$567.0
Average interest rate on fixed-rate debt	—	—	—	—	6.375%	6.375%	—
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a description of the Company’s market risks. There were no material changes for the period ended June 30, 2014.

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
As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control over Financial Reporting (CyrusOne Inc.)
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control over Financial Reporting (CyrusOne LP)
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2014, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the quarter ended June 30, 2014.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 8th day of August, 2014.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President, Chief Executive Officer, and Director

By:	/s/ Kimberly H. Sheehy
Kimberly H. Sheehy
Chief Financial and Administrative Officer

By:	/s/ Patricia M. McBratney
Patricia M. McBratney
Vice President and Controller (Chief Accounting Officer)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 8th day of August, 2014.

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