Form 10-Q
period 2014-09-30
CyrusOne Inc.; CyrusOne LP
filed 2014-11-07
CIK 1553023, 1575810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
CyrusOne Inc. Yes  ☐    No  ☒
CyrusOne LP Yes  ☐    No  ☒

CyrusOne Inc.
There were 38,653,028 shares of common stock outstanding as of November 1, 2014 with a par value of $0.01 per share.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2014 of CyrusOne Inc., a Maryland corporation, and CyrusOne LP, a Maryland limited partnership, of which CyrusOne GP, a Maryland statutory trust of which CyrusOne Inc. is the sole beneficial owner and sole trustee, is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to CyrusOne Inc. together with its consolidated subsidiaries, including CyrusOne LP. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to CyrusOne LP together with its consolidated subsidiaries.
CyrusOne Inc. is a real estate investment trust, or REIT, and the sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP. As of September 30, 2014, CyrusOne Inc., together with CyrusOne GP, owned approximately 59.2% of the operating partnership units in CyrusOne LP. The remaining approximately 40.8% of the operating partnership units in CyrusOne LP, which is reflected as a noncontrolling interest, is owned by our former parent, Cincinnati Bell Inc. (“CBI”). As the sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP, CyrusOne Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.
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

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	6

CyrusOne Inc. Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	6

CyrusOne Inc. Condensed Consolidated and Combined Statements of Operations for the Three Months Ended September 30, 2014 and 2013, the Nine Months Ended September 30, 2014, the Period Ended September 30, 2013 (January 24, 2013 to September 30, 2013), and Combined Statement of Operations for the period ended January 23, 2013 (January 1, 2013 to January 23, 2013)	7

CyrusOne Inc. Condensed Consolidated Statement of Equity for the Nine Months Ended September 30, 2014 and September 30, 2013	8

CyrusOne Inc. Condensed Consolidated and Combined Statements of Cash Flows for the Nine Months Ended September 30, 2014, the Period Ended September 30, 2013 (January 24, 2013 to September 30, 2013), and Combined Statement of Cash Flows for the period ended January 23, 2013 (January 1, 2013 to January 23, 2013)	9

CyrusOne LP Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	11

CyrusOne LP Condensed Consolidated and Combined Statements of Operations for the Three Months Ended September 30, 2014 and 2013, the Nine Months Ended September 30, 2014, the Period Ended September 30, 2013 (January 24, 2013 to September 30, 2013), and Combined Statement of Operations for the period ended January 23, 2013 (January 1, 2013 to January 23, 2013)	12

CyrusOne LP Condensed Consolidated Statement of Partnership Capital for the Nine Months Ended September 30, 2014	13

CyrusOne LP Condensed Consolidated and Combined Statements of Cash Flows for the Nine Months Ended September 30, 2014, the Period Ended September 30, 2013 (January 24, 2013 to September 30, 2013), and Combined Statement of Cash Flows for the period ended January 23, 2013 (January 1, 2013 to January 23, 2013)	14

Notes to CyrusOne Inc. and CyrusOne LP Condensed Consolidated and Combined Financial Statements	16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	52

Item 3. Quantitative and Qualitative Disclosures About Market Risk	64

Item 4. Controls and Procedures (CyrusOne Inc. and CyrusOne LP)	65

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	66

Item 1A. Risk Factors	66

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3. Defaults Upon Senior Securities	66

Item 4. Mine Safety Disclosures	66

Item 5. Other Information	66

Item 6. Exhibits	67

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CyrusOne Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	As of	As of
	September 30, 2014	December 31, 2013
Assets
Investment in real estate:
Land	$89.7	$89.3
Buildings and improvements	796.6	783.7
Equipment	312.5	190.2
Construction in progress	120.9	57.3
Subtotal	1,319.7	1,120.5
Accumulated depreciation	(303.5)	(236.7)
Net investment in real estate	1,016.2	883.8
Cash and cash equivalents	30.4	148.8
Rent and other receivables, net of allowance for doubtful accounts of $1.1 and $0.5 as of September 30, 2014, and December 31, 2013, respectively	59.1	41.2
Goodwill	276.2	276.2
Intangible assets, net of accumulated amortization of $67.8 and $55.1 as of September 30, 2014, and December 31, 2013, respectively	73.2	85.9
Due from affiliates	1.3	0.6
Other assets	81.6	70.3
Total assets	$1,538.0	$1,506.8
Liabilities and equity
Accounts payable and accrued expenses	$100.2	$66.8
Deferred revenue	66.1	55.9
Due to affiliates	7.4	8.5
Capital lease obligations	14.2	16.7
Long-term debt	555.0	525.0
Other financing arrangements	55.1	56.3
Total liabilities	798.0	729.2
Commitment and contingencies
Equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 38,653,771 and 21,991,669 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	0.4	0.2
Additional paid in capital	513.7	340.7
Accumulated deficit	(40.8)	(18.9)
Total shareholders’ equity	473.3	322.0
Noncontrolling interest	266.7	455.6
Total equity	740.0	777.6
Total liabilities and equity	$1,538.0	$1,506.8
The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	January 24, 2013 to September 30, 2013	January 1, 2013 to January 23, 2013
Revenue	$84.8	$67.5	$244.0	$176.1	$15.1
Costs and expenses:
Property operating expenses	33.0	24.2	92.5	64.1	4.8
Sales and marketing	3.2	2.3	9.7	7.3	0.7
General and administrative	9.0	7.2	24.7	19.7	1.5
Depreciation and amortization	30.0	23.9	87.4	63.3	5.3
Restructuring charges	—	0.7	—	0.7	—
Transaction costs	—	0.7	0.9	1.1	0.1
Transaction-related compensation	—	—	—	—	20.0
Total costs and expenses	75.2	59.0	215.2	156.2	32.4
Operating income (loss)	9.6	8.5	28.8	19.9	(17.3)
Interest expense	9.0	10.5	30.4	29.7	2.5
Other income	—	(0.1)	—	(0.1)	—
Loss on extinguishment of debt	—	—	—	1.3	—
Net income (loss) before income taxes	0.6	(1.9)	(1.6)	(11.0)	(19.8)
Income tax expense	(0.4)	(0.3)	(1.1)	(0.8)	(0.4)
Net income (loss)	0.2	(2.2)	(2.7)	(11.8)	$(20.2)
Noncontrolling interest in net income (loss)	0.1	(1.4)	(1.9)	(7.8)
Net income (loss) attributed to common shareholders	$0.1	$(0.8)	$(0.8)	$(4.0)
Basic weighted average common shares outstanding	36.9	20.9	26.5	20.9
Diluted weighted average common shares outstanding	36.9	20.9	26.5	20.9
Income (loss) per share - basic and diluted	$—	$(0.05)	$(0.06)	$(0.22)
Dividend declared per share	$0.21	$0.16	$0.63	$0.48
The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited and in millions)

	Common Stock Issued		Additional Paid In Capital	Accumulated Deficit	Partnership Capital	Total Shareholders' Equity/ Parent’s Net Investment	Non- controlling Interest	Total Equity
	Shares	Amount
Balance at January 1, 2013	—	$—	$7.1	$—	$493.0	$500.1	$—	$500.1
Net loss—January 1, 2013 to January 23, 2013	—	—	—	—	(20.2)	(20.2)	—	(20.2)
Other contributions from Parent	—	—	—	—	1.3	1.3	—	1.3
Contributions from Parent—Transaction compensation expense reimbursement	—	—	—	—	19.6	19.6	—	19.6
Noncontrolling interest effective January 24, 2013	—	—	(7.1)	—	(493.7)	(500.8)	500.8	—
Common stock issued	19.0	0.2	336.9	—	—	337.1	—	337.1
Common stock issued to CBI in exchange for operating partnership units	1.5	—	—	—	—	—	—	—
Common stock issued to CBI in exchange for settlement of IPO costs paid by CBI	0.4	—	7.1	—	—	7.1	(7.1)	—
IPO costs	—	—	(9.5)	—	—	(9.5)	—	(9.5)
Restricted shares issued	1.2	—	—	—	—	—	—	—
Net loss—January 24, 2013 to September 30, 2013	—	—	—	(11.8)	—	(11.8)	—	(11.8)
Noncontrolling interest allocated net loss	—	—	—	7.8	—	7.8	(7.8)	—
Stock-based compensation	—	—	4.9	—	—	4.9	—	4.9
Dividends declared, $0.48 per share	—	—	—	(10.2)	—	(10.2)	(20.9)	(31.1)
Balance at September 30, 2013	22.1	$0.2	$339.4	$(14.2)	$—	$325.4	$465.0	$790.4

Balance January 1, 2014	22.0	$0.2	$340.7	$(18.9)	$—	$322.0	$455.6	$777.6
Net loss	—	—	—	(2.7)	—	(2.7)	—	(2.7)
Noncontrolling interest allocated net loss	—	—	—	1.9	—	1.9	(1.9)	—
Stock issuance costs	—	—	(1.3)	—	—	(1.3)	—	(1.3)
Restricted shares issued under long-term incentive plans	0.7	—	—	—	—	—	—	—
Stock-based compensation	—	—	7.6	—	—	7.6	—	7.6
Issuance of common stock	16.0	0.2	355.7	—	—	355.9	—	355.9
Redemption of noncontrolling interest	—	—	(189.0)	—	—	(189.0)	(166.9)	(355.9)
Dividends declared, $0.63 per share	—	—	—	(21.1)	—	(21.1)	(20.1)	(41.2)
Balance at September 30, 2014	38.7	$0.4	$513.7	$(40.8)	$—	$473.3	$266.7	$740.0
The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2014	January 24, 2013 to September 30, 2013	January 1, 2013 to January 23, 2013
Cash flows from operating activities:
Net loss	$(2.7)	$(11.8)	$(20.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	87.4	63.3	5.3
Noncash interest expense	2.7	1.2	0.1
Stock-based compensation expense	7.6	4.9	0.2
Provision for bad debt write off	0.9	0.3	—
Deferred income tax expense, including valuation allowance charge	—	—	0.3
Loss on extinguishment of debt	—	1.3	—
Change in operating assets and liabilities, net of effect of acquisitions:
Rent receivables and other assets	(31.3)	(0.9)	(9.6)
Accounts payable and accrued expenses	14.1	(11.3)	20.5
Deferred revenues	10.2	(0.9)	3.2
Due to affiliates	(0.6)	16.7	1.5
Other	—	—	0.7
Net cash provided by operating activities	88.3	62.8	2.0
Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	—	(33.3)	—
Capital expenditures – other development	(194.9)	(124.6)	(7.7)
Release of restricted cash	—	4.4	1.9
Net cash used in investing activities	(194.9)	(153.5)	(5.8)
Cash flows from financing activities:
Issuance of common stock	355.9	360.5	—
Stock issuance costs	(1.3)	—	—
IPO costs	—	(23.4)	—
Acquisition of operating partnership units	(355.9)	—	—
Dividends paid	(37.4)	(20.7)	—
Borrowings from revolving credit agreement	30.0	—	—
Payments on capital leases and other financing arrangements	(3.1)	(3.7)	(0.6)
Payments to buyout capital leases	—	(9.6)	—
Payments to buyout other financing arrangements	—	(10.2)	—
Contributions from parent, net	—	—	0.2
Debt issuance costs	—	(1.3)	—
Net cash (used in) provided by financing activities	(11.8)	291.6	(0.4)
Net (decrease) increase in cash and cash equivalents	(118.4)	200.9	(4.2)
Cash and cash equivalents at beginning of period	148.8	12.3	16.5
Cash and cash equivalents at end of period	$30.4	$213.2	$12.3

Supplemental disclosures
Cash paid for interest, net of amount capitalized	$22.4	$21.8	$0.3
Cash paid for income taxes	0.4	—	—
Capitalized interest	3.0	1.6	—
Acquisition of property in accounts payable and other liabilities	50.1	30.2	15.7
Assumed liabilities in buyout of other financing obligation lease	—	0.2	—
Contribution receivable from Parent related to transaction-related compensation	—	—	19.6
Dividends payable	14.1	10.4	—
Deferred IPO costs	—	—	1.7
Deferred IPO costs reclassified to additional paid in capital	—	9.5	—
The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions)

	As of	As of
	September 30, 2014	December 31, 2013
Assets
Investment in real estate:
Land	$89.7	$89.3
Buildings and improvements	796.6	783.7
Equipment	312.5	190.2
Construction in progress	120.9	57.3
Subtotal	1,319.7	1,120.5
Accumulated depreciation	(303.5)	(236.7)
Net investment in real estate	1,016.2	883.8
Cash and cash equivalents	30.4	148.8
Rent and other receivables, net of allowance for doubtful accounts of $1.1 and $0.5 as of September 30, 2014, and December 31, 2013, respectively	59.1	41.2
Goodwill	276.2	276.2
Intangible assets, net of accumulated amortization of $67.8 and $55.1 as of September 30, 2014, and December 31, 2013, respectively	73.2	85.9
Due from affiliates	1.3	0.6
Other assets	81.6	70.3
Total assets	$1,538.0	$1,506.8
Liabilities and partnership capital
Accounts payable and accrued expenses	$100.2	$66.8
Deferred revenue	66.1	55.9
Due to affiliates	7.4	8.5
Capital lease obligations	14.2	16.7
Long-term debt	555.0	525.0
Other financing arrangements	55.1	56.3
Total liabilities	798.0	729.2
Commitments and contingencies
Partnership capital	740.0	777.6
Total liabilities and partnership capital	$1,538.0	$1,506.8

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(unaudited and in millions )

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	January 24, 2013 to September 30, 2013	January 1, 2013 to January 23, 2013
Revenue	$84.8	$67.5	$244.0	$176.1	$15.1
Costs and expenses:
Property operating expenses	33.0	24.2	92.5	64.1	4.8
Sales and marketing	3.2	2.3	9.7	7.3	0.7
General and administrative	9.0	7.2	24.7	19.7	1.5
Depreciation and amortization	30.0	23.9	87.4	63.3	5.3
Restructuring charges	—	0.7	—	0.7	—
Transaction costs	—	0.7	0.9	1.1	0.1
Transaction-related compensation	—	—	—	—	20.0
Total costs and expenses	75.2	59.0	215.2	156.2	32.4
Operating income (loss)	9.6	8.5	28.8	19.9	(17.3)
Interest expense	9.0	10.5	30.4	29.7	2.5
Other income	—	(0.1)	—	(0.1)	—
Loss on extinguishment of debt	—	—	—	1.3	—
Net income (loss) before income taxes	0.6	(1.9)	(1.6)	(11.0)	(19.8)
Income tax expense	(0.4)	(0.3)	(1.1)	(0.8)	(0.4)
Net income (loss)	$0.2	$(2.2)	$(2.7)	$(11.8)	$(20.2)

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
(unaudited and in millions)

	Partnership Units	Partnership Capital
Balance January 1, 2014	64.6	$777.6
Net loss	—	(2.7)
Compensation expense of CyrusOne Inc. allocated to Operating Partnership	—	7.6
Partnership units issued to CyrusOne Inc.	0.7	—
Partnership units purchased by CyrusOne Inc.	16.0	355.9
Partnership units sold by CBI	(16.0)	(355.9)
Distributions to CyrusOne Inc.	—	(1.3)
Partnership distributions	—	(41.2)
Balance at September 30, 2014	65.3	$740.0

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2014	January 24, 2013 to September 30, 2013	January 1, 2013 to January 23, 2013
Cash flows from operating activities:
Net loss	$(2.7)	$(11.8)	$(20.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	87.4	63.3	5.3
Noncash interest expense	2.7	1.2	0.1
Stock-based compensation expense	7.6	4.9	0.2
Provision for bad debt write off	0.9	0.3	—
Deferred income tax expense, including valuation allowance charge	—	—	0.3
Loss on extinguishment of debt	—	1.3	—
Change in operating assets and liabilities, net of effect of acquisitions:
Rent receivables and other assets	(31.3)	(0.9)	(9.6)
Accounts payable and accrued expenses	14.1	(11.3)	20.5
Deferred revenues	10.2	(0.9)	3.2
Due to affiliates	(0.6)	16.7	1.5
Other	—	—	0.7
Net cash provided by operating activities	88.3	62.8	2.0
Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	—	(33.3)	—
Capital expenditures – other development	(194.9)	(124.6)	(7.7)
Release of restricted cash	—	4.4	1.9
Net cash used in investing activities	(194.9)	(153.5)	(5.8)
Cash flows from financing activities:
Issuance of partnership units	—	337.1	—
Distributions paid	(37.4)	(20.7)	—
Borrowings from revolving credit agreement	30.0	—	—
Payments on capital leases and other financing arrangements	(3.1)	(3.7)	(0.6)
Payments to buyout of capital leases	—	(9.6)	—
Payments to buyout other financing arrangements	—	(10.2)	—
Distributions to CyrusOne Inc.	(1.3)	—	—
Contributions from parent, net	—	—	0.2
Debt issuance costs	—	(1.3)	—
Net cash (used in) provided by financing activities	(11.8)	291.6	(0.4)
Net (decrease) increase in cash and cash equivalents	(118.4)	200.9	(4.2)
Cash and cash equivalents at beginning of period	148.8	12.3	16.5
Cash and cash equivalents at end of period	$30.4	$213.2	$12.3

Supplemental disclosures
Cash paid for interest, net of amount capitalized	$22.4	$21.8	$0.3
Cash paid for income taxes	0.4	—	—
Capitalized interest	3.0	1.6	—
Acquisition of property in accounts payable and other liabilities	50.1	30.2	15.7
Assumed liabilities in buyout of other financing obligation lease	—	0.2	—
Contribution receivable from Parent related to transaction-related compensation	—	—	19.6
Distribution payable	14.1	10.4	—
Other contributions from Parent	—	1.3	1.7
Distribution payable to CyrusOne Inc.	—	2.4	—
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
On January 24, 2013, CyrusOne Inc. completed its initial public offering (“IPO”) of common stock, issuing approximately 19.0 million shares for $337.1 million, net of underwriters' discounts. At that time the Operating Partnership executed a 2.8 to 1.0 reverse unit split, resulting in CBI owning 44.1 million Operating Partnership units. In addition, CBI exchanged approximately 1.5 million of its Operating Partnership units for 1.5 million shares of CyrusOne Inc. common stock, and CBI was issued 0.4 million shares of CyrusOne Inc. common stock in repayment for transaction costs paid by CBI. CyrusOne Inc. also issued approximately 1.0 million shares of restricted stock to its directors and employees. In addition, on January 24, 2013, CyrusOne Inc., together with CyrusOne GP, purchased approximately 21.9 million, or 33.9% of the Operating Partnership’s units for $337.1 million and through CyrusOne GP assumed the controlling interest in the Operating Partnership. CBI retained a noncontrolling interest in the Operating Partnership of 66.1%.
On June 25, 2014, CyrusOne Inc. completed a public offering of 15,985,000 shares of its common stock, including 2,085,000 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $23.25 per share, or $371.7 million. CyrusOne Inc. used the proceeds of $355.9 million, net of underwriting costs of $15.8 million, to acquire 15,985,000 common units of limited partnership interests in the Operating Partnership from a subsidiary of CBI.
As of September 30, 2014, the total number of outstanding partnership units was 65.3 million and CBI holds a 40.8% noncontrolling interest in the Operating Partnership. CBI effectively owns approximately 43.7% of CyrusOne through its interest in outstanding shares of common stock of CyrusOne Inc. and its interest in the Operating Partnership units of CyrusOne LP.

3. Basis of Presentation
The accompanying financial statements as of September 30, 2014 and December 31, 2013, and for the three and nine months ended September 30, 2014 and for the three months ended September 30, 2013 and for the period from January 24, 2013 to September 30, 2013, are prepared on a consolidated basis and are presented as the “Successor” financial statements. The financial statements for the period from January 1, 2013 to January 23, 2013 ("Predecessor Period") were prepared on a combined basis using CBI’s historical basis in the assets and liabilities of its data center business and are presented as the “Predecessor” financial statements. The Predecessor financial statements include all revenues, costs, assets and liabilities directly attributable to the data center business. In addition, certain expenses reflected in the Predecessor financial statements include allocations of corporate expenses from CBI, which in the opinion of management are reasonable but do not necessarily reflect what CyrusOne’s financial position, results of operations and cash flows would have been had CyrusOne been a stand-alone company during these respective periods. As a result, the Predecessor financial information is not necessarily indicative of CyrusOne’s future results of operations, financial position and cash flows.
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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

It should also be noted that the results for the interim periods shown in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated and combined financial statements include all adjustments necessary to present fairly our financial position as of September 30, 2014, and our results of operations, for the three and nine months ended September 30, 2014, and the three months ended September 30, 2013 and the periods ended September 30, 2013 (January 24, 2013 to September 30, 2013) and January 23, 2013 (January 1, 2013 to January 23, 2013).  These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited financial statements as of December 31, 2013.

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
Transaction Costs—Transaction costs represent legal, accounting and professional fees incurred in connection with the formation transactions, our qualification as a real estate investment trust, or REIT, and potential business combinations. Transaction costs are expensed as incurred.
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
Income Taxes—CyrusOne Inc. was included in CBI’s consolidated tax returns in various jurisdictions for the Predecessor period. In the accompanying financial statements, the Predecessor period reflects income taxes as if the Company were a separate stand-alone company. The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. CyrusOne Inc. has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our initial taxable year ending December 31, 2013. Provided we continue to meet the various qualification tests mandated under the Code, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our shareholders. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to federal income tax at regular corporate rates and any applicable alternative minimum tax.
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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions.  The Company's previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires.  With a few exceptions, the Company is no longer subject to U. S. federal, state or local examinations for years prior to 2010, and we have no liabilities for uncertain tax positions as of September 30, 2014.
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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

Recently Issued Accounting Standards—In February 2013, the Financial Accounting Standards Board ("FASB") issued amendments to provide guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The Company adopted this guidance in the first quarter of 2014 and has properly reflected the impact in the guarantor financial statements.

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

In August 2014, the FASB issued guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. This guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. We are currently evaluating the full impact of the new standard.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

5. Investment in Real Estate
A schedule of our gross investment in real estate follows:

	September 30, 2014			December 31, 2013
(dollars in millions)	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment
West Seventh St., Cincinnati, OH (7th Street)	$0.9	$110.6	$12.2	$0.9	$107.6	$11.0
Parkway Dr., Mason, OH (Mason)	—	20.2	0.6	—	20.2	0.6
Industrial Rd., Florence, KY (Florence)	2.2	41.4	2.9	2.2	41.4	2.4
Goldcoast Dr., Cincinnati, OH (Goldcoast)	0.6	6.7	0.1	0.6	6.7	0.1
Knightsbridge Dr., Hamilton, OH (Hamilton)	—	49.2	3.7	—	49.2	3.6
E. Monroe St., South Bend, IN (Monroe St.)	—	2.5	0.1	—	2.5	—
Springer St., Lombard, IL (Lombard)	0.7	4.7	3.8	0.7	4.6	0.2
Crescent Circle, South Bend, IN (Blackthorn)	—	3.3	0.2	—	3.3	0.2
Kingsview Dr., Lebanon, OH (Lebanon)	4.0	77.0	5.1	4.0	71.7	2.2
McAuley Place, Blue Ash, OH (Blue Ash)	—	0.6	0.1	—	0.6	—
Westway Park Blvd., Houston, TX (Houston West 1)	1.4	84.4	43.1	1.4	84.4	39.4
Westway Park Blvd., Houston, TX (Houston West 2)	2.0	22.5	44.0	2.0	22.4	15.8
Westway Park Blvd., Houston, TX (Houston West 3)	18.4	—	—	18.3	—	—
Southwest Fwy., Houston, TX (Galleria)	—	68.6	14.8	—	68.4	13.3
E. Ben White Blvd., Austin, TX (Austin 1)	—	22.5	1.2	—	22.5	1.2
S. State Highway 121 Business, Lewisville, TX (Lewisville)	—	77.2	22.3	—	77.0	20.3
Marsh Lane, Carrollton, TX (Marsh Ln)	—	0.1	0.5	—	0.1	0.5
Midway Rd., Carrollton, TX (Midway)	—	2.0	0.4	—	2.0	0.4
W. Frankford Rd., Carrollton, TX (Carrollton)	16.1	46.5	78.4	16.1	42.6	34.8
Bryan St., Dallas, TX (Bryan St)	—	0.1	0.1	—	0.1	0.1
North Freeway, Houston, TX (Greenspoint)	—	1.3	—	—	1.3	0.4
South Ellis Street, Chandler, AZ (Phoenix 1)	15.0	56.2	42.3	15.0	55.7	11.7
South Ellis Street, Chandler, AZ (Phoenix 2)	—	0.2	—	—	—	—
Westover Hills Blvd., San Antonio, TX (San Antonio 1)	4.6	32.1	32.3	4.6	32.1	29.5
Westover Hills Blvd., San Antonio, TX (San Antonio 2)	6.9	—	—	6.7	—	—
Metropolis Dr., Austin, TX (Austin 2)	2.0	23.2	3.5	2.0	23.1	1.7
Kestral Way (London)	—	34.2	0.7	—	34.8	0.7
Jurong East (Singapore)	—	9.3	0.1	—	9.4	0.1
Ridgetop Circle, Sterling, VA (Loudon County)	7.0	—	—	6.9	—	—
Metropolis Dr., Austin, TX (Austin 3)	7.9	—	—	7.9	—	—
Total	$89.7	$796.6	$312.5	$89.3	$783.7	$190.2
Construction in progress was $120.9 million and $57.3 million as of September 30, 2014 and December 31, 2013, respectively. We continue to have high amounts of construction in progress as we continue to build data center facilities.
During 2014, we are continuing to invest in development of real estate property. Our development has included the completion of additional square footage and power in our Phoenix 1, Carrollton, and Houston West 2 data centers.
In 2013, we made various land acquisitions. We purchased 33 acres of land in Houston (Houston West 3) for $18.2 million, 22 acres of land in San Antonio (San Antonio 2) for $6.7 million, 22 acres of land in Austin (Austin Met 3) for $7.9 million, and 14 acres of land in Virginia (Northern VA) for $6.9 million.
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

6. Debt and Other Financing Arrangements
The Company’s outstanding debt and other financing arrangements consists of the following:

(dollars in millions)	September 30, 2014	December 31, 2013
Revolving credit agreement	$30.0	$—
Capital lease obligations	14.2	16.7
6 3/8% Senior Notes due 2022	525.0	525.0
Other financing arrangements	55.1	56.3
Total	$624.3	$598.0
The following table summarizes our contractual obligations as of September 30, 2014, that did not exist at December 31, 2013.

(dollars in millions)	Total	2014	2015	2016	2017	Thereafter
Revolving credit agreement	$30.0	$—	$—	$—	$30.0	$—
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
Borrowings under the Credit Agreement bear interest, at our election, at a rate per annum equal to (i) LIBOR plus the applicable margin or (ii) the base rate plus the applicable margin. The applicable margin is based on our Total Net Leverage Ratio, as defined in the Credit Agreement, and ranges between 3.25% and 3.75% for LIBOR rate advances and 2.25% and 2.75% for base rate advances. As of September 30, 2014, the applicable margin was 3.25% for LIBOR rate advances and 2.25% for base rate advances. Base rate is the higher of (i) the bank prime rate, (ii) the one-month LIBOR rate plus 1.00% and (iii) the federal funds rate plus 0.5%.
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
As of September 30, 2014, there were $30.0 million of borrowings under the Credit Agreement and no such borrowings as of December 31, 2013.
We pay commitment fees for the unused amount of borrowing capacity on the Credit Agreement and letter of credit fees on any outstanding letters of credit. The commitment fees are equal to 0.50% of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. Commitment fees for the revolving credit facility for the three months ended September 30, 2014 and the period ended September 30, 2013 were $0.3 million. For the nine months ended September 30, 2014 and the period ended September 30, 2013, commitment fees were $0.9 million. Commitment fees for the period ended January 23, 2013 were less than $0.1 million.

On October 9, 2014, CyrusOne LP entered into a new credit agreement which provides for a $450 million senior unsecured revolving credit facility (the “New Revolving Facility”) to replace the Company’s $225 million secured credit facility, and a $150 million senior unsecured term loan (the “New Term Loan”). The New Revolving Facility is scheduled to mature in October 2018 and includes a one-year extension option, which if exercised by the Company would extend the maturity date to October 2019. The New Term Loan is scheduled to mature in October 2019. The New Revolving Facility will initially bear interest at a rate per annum equal to LIBOR plus 1.70% and the New Term Loan will initially bear interest at a rate per annum equal to LIBOR plus 1.65%. The New Term Loan may be drawn in up to three draws (including the drawing on the closing date) within six months of the closing date. The Company drew $75 million of the term loan at closing, of which $30 million was used to pay down the amount outstanding under the $225 million facility. The New Revolving Facility and the New Term Loan contain an accordion feature that allows the Company to increase the aggregate commitment by up to $300 million.
The credit agreement governing the New Revolving Facility and the New Term Loan requires us to maintain certain financial covenants including the following, in each case on a consolidated basis:

•	A minimum fixed charge ratio;

•	Maximum total and secured leverage ratios;

•	A minimum tangible net worth ratio;

•	A maximum secured recourse indebtedness ratio;

•	A minimum unencumbered debt yield ratio; and

•	A maximum ratio of unsecured indebtedness to unencumbered asset value.
Notwithstanding these limitations, we will be permitted, subject to the terms and conditions of the credit agreement, to distribute to our shareholders cash dividends in an amount not to exceed 95% of our FFO (as defined in the credit agreement) for any period. Similarly, our indenture permits dividends and distributions necessary for us to maintain our status as a REIT.
The Company’s most restrictive covenants are generally included in its credit agreement. In order to continue to have access to amounts available to it under the credit agreement, the Company must remain in compliance with all covenants.
Capital Lease Obligations—We use leasing as a source of financing for certain of our data center facilities and related equipment. We currently operate three data center facilities recognized as capital leases. We have options to extend the initial lease term on all of these leases. Interest expense on capital lease obligations was $1.6 million and $4.6 million for the three and nine months ended September 30, 2014, respectively. For the three months ended September 30, 2013 and the periods ended September 30, 2013 and January 23, 2013, interest expense on capital lease obligations was $1.6 million, $4.6 million and $0.3 million, respectively.
6 3/8% Senior Notes due 2022—On November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. (the “Issuers”) issued $525 million of 6 3/8% Senior Notes due 2022 (“6 3/8% Senior Notes”). The 6 3/8% Senior Notes are senior unsecured obligations of the Issuers, which rank equally in right of payment with all existing and future unsecured senior debt of the

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

Issuers. The 6 3/8% Senior Notes are effectively subordinated to all existing and future secured indebtedness of the Issuers to the extent of the value of the assets securing such indebtedness. The 6 3/8% Senior Notes are guaranteed on a joint and several basis, fully and unconditionally, by CyrusOne Inc., CyrusOne GP, and each of CyrusOne LP’s existing and future domestic 100% owned subsidiaries, subject to certain exceptions. Each such guarantee is a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior debt of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness. The 6 3/8% Senior Notes are structurally subordinated to all liabilities (including trade payables) of each subsidiary of the Issuers that does not guarantee the Senior Notes. The 6 3/8% Senior Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2013. Interest expense on the Senior Notes was $8.4 million and $25.1 million for the three and nine months ended September 30, 2014, respectively. For the three months ended September 30, 2013 and the periods ending September 30, 2013 and January 23, 2013, interest expense on the Senior Notes was $8.3 million, $22.9 million and $2.1 million, respectively.
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
Deferred Financing Costs—Deferred financing costs are costs incurred in connection with obtaining long-term financing. Deferred financing costs were incurred in connection with the issuance of the Credit Agreement and 6 3/8% Senior Notes due 2022. As of September 30, 2014, deferred financing costs totaled $11.5 million. Deferred financing costs are amortized using the effective interest method over the term of the related indebtedness. Amortization of deferred financing costs, included in interest expense in the condensed consolidated and combined statements of operations, totaled $0.9 million and $2.7 million for the three and nine months ended September 30, 2014, respectively. For the three months ended September 30, 2013 and the periods ended September 30, 2013 and January 23, 2013, these costs totaled $0.5 million, $2.8 million and $0.1 million, respectively.
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
As of September 30, 2014, the Company was in compliance with all covenants.

7. Fair Value of Financial Instruments
The fair value of cash and cash equivalents, restricted cash, rent and other receivables, accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these instruments.
The carrying value and fair value of other financial instruments are as follows:

	September 30, 2014		December 31, 2013
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
6 3/8% Senior Notes due 2022	$525.0	$546.0	$525.0	$539.4
Revolving Credit Agreement	30.0	30.0	—	—
Other financing arrangements	55.1	66.4	56.3	63.8
The fair value of our 6 3/8% Senior Notes on September 30, 2014, and December 31, 2013, which are considered Level 1 of the fair value hierarchy, are based on the average trading price for these notes on or about the respective dates. The fair value of the Revolving Credit Agreement at September 30, 2014, approximates its carrying value due to its short-term nature. The fair value of other financing arrangements at September 30, 2014 and December 31, 2013, was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration. These fair value measurements are considered Level 2 of the fair value hierarchy.

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
As stock is issued by CyrusOne, CBI's ownership percentage will change. CyrusOne has issued shares in conjunction with the LTIP discussed in Note 10. Furthermore, on June 25, 2014, CyrusOne Inc. completed a public offering of 15,985,000 shares of its common stock, including 2,085,000 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $23.25 per share, or $371.7 million. CyrusOne Inc. used the proceeds of $355.9 million, net of underwriting costs of $15.8 million, to acquire 15,985,000 common units of limited partnership interests in the Operating Partnership from a subsidiary of CBI. As a result, the Company's noncontrolling interest decreased by $166.9 million and CBI's ownership decreased to 40.8% as of September 30, 2014. In addition, the Company's additional paid in capital decreased by $189 million which represents the difference between the proceeds and the noncontrolling interest redeemed by CBI.
The following table shows the ownership interest as of September 30, 2014 and 2013, and the portion of net loss and distributions for the nine months ended September 30, 2014, and the period ended September 30, 2013:

(dollars in millions, except per unit amount)	September 30, 2014		September 30, 2013
	The Company	CBI	The Company	CBI
Operating partnership units	38.7	26.6	21.9	42.6
Ownership %	59.2%	40.8%	33.9%	66.1%
Portion of net loss	(0.8)	(1.9)	(4.0)	(7.8)
Distributions	(21.1)	(20.1)	(10.2)	(20.9)
The redemption value of the remaining noncontrolling interests at September 30, 2014, was approximately $639.5 million based on the closing price of our stock of $24.04 on September 30, 2014.

9. Shareholders’ Equity
On August 6, 2014, we announced a regular cash dividend of $0.21 per common share payable to shareholders of record as of September 26, 2014. In addition, holders of Operating Partnership units also received a distribution of $0.21 per unit. The dividend and distribution were paid on October 15, 2014.

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
The Company recognized stock-based compensation expense of approximately $1.6 million and $1.6 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $4.7 million and $4.3 million for the nine months ended September 30, 2014 and the period ended September 30, 2013, respectively. In addition, we had unrecognized compensation expense of approximately $7.6 million as of September 30, 2014. This expense will be recognized over the remaining vesting period, or approximately 1.3 years.
Performance Based Awards
On April 17, 2013, the Company approved grants of performance-based options and performance-based restricted stock under the LTIP. These awards generally vest over three years upon the achievement of certain performance-based objectives. These awards are expensed based on the grant date fair value if it is probable that the performance conditions will be achieved.
The Company recognized stock-based compensation expense related to the April 17 grant of approximately $0.3 million and $0.8 million for the three and nine months ended September 30, 2014, respectively, with an expense of $0.3 million for the three months ended September 30, 2013 and $0.6 million for the period ended September 30, 2013. In addition, we had unrecognized compensation expense of approximately $1.1 million as of September 30, 2014. This expense will be recognized over the remaining vesting period, or approximately 1.5 years.
The performance criteria are based on achieving both an EBITDA and a relative stockholder return target by the end of the three-year period. We are recording a compensation charge based on achieving 60% of the EBITDA target and 100% of the relative return target.
On February 7, 2014, the Company approved grants of performance-based restricted stock under the LTIP. These awards generally vest over three years upon the achievement of certain performance-based objectives. These awards are expensed based on the grant date fair value if it is probable that the performance conditions will be achieved.
The Company recognized stock-based compensation expense related to the February 7 grant of approximately $0.7 million and $2.1 million for the three and nine months ended September 30, 2014, respectively. In addition, we had unrecognized compensation expense of approximately $5.1 million as of September 30, 2014. This expense will be recognized over the remaining vesting period, or approximately 2.4 years.
The performance criteria is based on achieving both an EBITDA and a relative return target by the end of the three year period. We are recording a compensation charge based on achieving 86% of the EBITDA target and 100% of the relative return target.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

11. Income (loss) per Share
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
The following table reflects the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2014 and for the three months and the period ended September 30, 2013:

	Three Months Ended		Three Months Ended		Nine months ended		Period Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
(dollars in millions, except per share amount)	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss) attributed to common shareholders	$0.1	$0.1	$(0.8)	$(0.8)	$(0.8)	$(0.8)	$(4.0)	$(4.0)
Less: Restricted stock dividends	(0.2)	(0.2)	(0.2)	(0.2)	(0.7)	(0.6)	(0.5)	(0.5)
Net loss available to shareholders	$(0.1)	$(0.1)	$(1.0)	$(1.0)	$(1.5)	$(1.4)	$(4.5)	$(4.5)
Denominator:
Weighted average common outstanding-basic	36.9	36.9	20.9	20.9	26.5	26.5	20.9	20.9
Performance-based restricted stock(1)(2)		—		—		—		—
Convertible securities(1)(2)		—		—		—		—
Weighted average shares outstanding-diluted		36.9		20.9		26.5		20.9
EPS:
Net income (loss) per share-basic	$—		$(0.05)		$(0.06)		$(0.22)
Effect of dilutive shares:
Net loss per share-diluted		$—		$(0.05)		$(0.06)		$(0.22)
 (1) We have excluded 0.9 million of restricted stock, and 36.9 million of Operating Partnership units, which are securities that became convertible into common stock in January 2014, from our diluted earnings per share as of September 30, 2014, as these securities were deemed anti-dilutive.
 (2) We have excluded 0.2 million of restricted stock, and 42.6 million of Operating Partnership units, which are securities that became convertible into common stock in January 2014, from our diluted earnings per share as of September 30, 2013, as these securities were deemed anti-dilutive.

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
Revenues and expenses for the periods presented were as follows:

	Successor	Successor	Successor	Successor	Predecessor
(dollars in millions)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	January 24, 2013 to September 30, 2013	January 1, 2013 to January 23, 2013
Revenue:
Data center colocation agreement provided to CBT and CBTS	$1.7	$1.1	$4.7	$3.1	$0.3
229 West 7th Street lease provided to CBT	0.5	0.1	1.5	0.2	—
Goldcoast Drive/Parkway (Mason) lease	0.1	0.1	0.3	0.3	—
Transition services provided to CBTS (network interfaces)	0.1	0.7	0.3	1.4	0.1
Data center leases provided to CBTS	3.3	0.4	10.5	3.8	—
Total revenue	$5.7	$2.4	$17.3	$8.8	$0.4

Operating costs and expenses:
Transition services agreement by CBTS	$0.2	$—	$0.8	$—	$—
Connectivity charges provided by CBT	0.3	0.9	0.8	1.6	0.1
209 West 7th Street rent provided by CBT	—	—	0.1	—	—
Allocated employee benefit plans by CBI	—	—	—	—	0.2
Allocated centralized insurance costs by CBI	—	—	—	—	0.1
General and administrative services provided by CBI	$—	$—	$—	$—	$0.1
Total operating costs and expenses	$0.5	$0.9	$1.7	$1.6	$0.5
As of September 30, 2014 and December 31, 2013, the amounts receivable from and payable to CBI were as follows:

	As of	As of
(dollars in millions)	September 30, 2014	December 31, 2013

Accounts receivable from CBI	$1.3	$0.6

Accounts payable	$1.8	$1.7
Distributions payable	5.6	6.8
Total amounts payable to CBI	$7.4	$8.5
The distributions payable as of September 30, 2014, reflect the balance due to CBI related to the dividend declared on August 6, 2014, of $0.21 per share, related to CBI's ownership of Operating Partnership units.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

13. Income Taxes
CyrusOne Inc. has elected to be taxed as a REIT under the Code, commencing with our initial taxable year ending December 31, 2013. To qualify as a REIT, we are required to distribute at least 90% of our taxable income to our stockholders and meet various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our shareholders. It is our policy and intent, subject to change, to distribute 100% of our taxable income and therefore no provision is required in the accompanying financial statements for federal income taxes with regards to activities of CyrusOne Inc. and its subsidiary pass-through entities.
We have elected to designate two subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS may perform services for our tenants that would otherwise be considered impermissible for REITs. The income generated from these services is taxed at federal and state corporate rates. While CyrusOne Inc. and the Operating Partnership do not pay federal income taxes, we are still subject to foreign, state, and local income taxes in the locations in which we conduct business. Income tax expense for the three and nine months ended September 30, 2014, was $0.4 million and $1.1 million, respectively, and $0.3 million and $1.2 million for the comparable periods in 2013, respectively.
In conjunction with the Company’s tax sharing arrangement with CBI, CBI may be required to file Texas margin tax returns on a consolidated, combined or unitary basis with the Company for any given year.   If such return is prepared by CBI on a combined or consolidated basis to include the Company, the related Texas margin tax of the Company will be paid by CBI. The Company will then reimburse CBI for its portion of the related Texas margin tax. The Texas margin tax payable was $1.8 million as of September 30, 2014 and $1.4 million as of December 31, 2013. Effective June 26, 2014, CBI’s ownership percentage in the Operating Partnership was reduced to below 50 percent. As a result, the Company will file its own Texas margin tax return and therefore, reimbursements to CBI by the Company will no longer be necessary.
For certain entities we calculate deferred tax assets and liabilities for temporary differences in the basis between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Deferred tax assets (net of valuation allowance) and liabilities were accrued, as necessary, for the periods ended September 30, 2014 and December 31, 2013. As of September 30, 2014, we had a total net deferred tax asset balance of $3.6 million that was offset by a valuation allowance of $3.6 million. As of December 31, 2013, we had a total net deferred tax asset balance of $3.6 million that was offset by a valuation allowance of $3.6 million.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

14. Guarantors
CyrusOne Inc.
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the “Issuers”), had $525 million aggregate principal amount of Senior Notes outstanding at September 30, 2014. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (“Parent Guarantor”), CyrusOne GP (“General Partner”), and CyrusOne LP’s 100% owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc. and CyrusOne Foreign Holdings LLC (such subsidiaries, together the “Guarantors”). None of the subsidiaries organized outside of the United States (collectively, the “Non-Guarantors”) guarantee the Senior Notes. Subject to the provisions of the indenture governing the Senior Notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

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
On November 20, 2012, CyrusOne LP entered into a credit agreement (the “Credit Agreement”) which provided for a $225 million senior secured revolving credit facility, with a sublimit of $50 million for letters of credit and a $30 million sublimit for swingline loans. The Credit Agreement has a maturity date of November 20, 2017. As of September 30, 2014, there were $30 million of borrowings under the Credit Agreement.
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
Guarantors – The guarantors include CyrusOne LLC, CyrusOne TRS Inc., and CyrusOne Foreign Holdings LLC. CyrusOne LLC accounts for all of the domestic operations of CyrusOne LP, including the businesses that composed the Predecessor operations. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly owns 100% of the Non-Guarantors. CyrusOne TRS Inc. had not incurred any obligations or recorded any material transactions for the three and nine months ended September 30, 2014, the three months ended September 30, 2013 or the period ended September 30, 2013.
As of September 30, 2014, the Non-Guarantors consist of 100% owned subsidiaries which conduct operations in the United Kingdom and Singapore.
The following schedules present the balance sheets as of September 30, 2014 and December 31, 2013 for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantor. The following schedules also present the statements of operations and statements of cash flows for the three and nine months ended September 30, 2014, the three months ended September 30, 2013 and the periods ended September 30, 2013 and January 23, 2013, for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors.
(1) - During the third quarter of fiscal 2014, the Company revised its Guarantor Condensed Consolidating Balance Sheets, Condensed Consolidating Statements of Income and Condensed Consolidating Statement of Cash Flows to correct an immaterial error in prior periods. Previously, the Investment in Subsidiaries and Equity Loss related to Investment in

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

Subsidiaries reported by the Parent Guarantor included amounts related to noncontrolling interests. Those noncontrolling interest amounts are now reported in the Eliminations/Consolidations column. The impact of those changes was to (a) reduce the investments in subsidiaries and total equity for the Parent Guarantor by $455.6 million as of December 31, 2013; (b) reduce the equity loss related to investment in subsidiaries and noncontrolling interest in net loss for the Parent Guarantor by $1.4 million and $7.8 million for the three and nine months ended September 30, 2013, respectively, and (c) reduce the net loss and the equity loss related to investment in subsidiaries for the Parent Guarantor by $7.8 million in the statement of cash flows for the nine months ended September 30, 2013, with no effect on cash flows from operating, investing or financing activities. The error had no effect on the consolidated financials of either CyrusOne Inc. or CyrusOne LP and is not material to the consolidated financial statements taken as a whole.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Balance Sheets

(dollars in millions)	As of September 30, 2014
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$89.7	$—	$—	$89.7
Buildings and improvements	—	—	—	—	753.1	43.5	—	796.6
Equipment	—	—	—	—	311.6	0.9	—	312.5
Construction in progress	—	—	—	—	119.8	—	1.1	120.9
Subtotal	—	—	—	—	1,274.2	44.4	1.1	1,319.7
Accumulated depreciation	—	—	—	—	(296.6)	(6.9)	—	(303.5)
Net investment in real estate	—	—	—	—	977.6	37.5	1.1	1,016.2
Cash and cash equivalents	—	—	—	—	27.4	3.0	—	30.4
Investment in subsidiaries	472.2	7.4	801.1	—	4.2	—	(1,284.9)	—
Rent and other receivables	—	—	—	—	55.6	3.5	—	59.1
Intercompany receivable	—	—	508.1	—	—	—	(508.1)	—
Goodwill	—	—	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	—	—	73.2	—	—	73.2
Due from affiliates	—	—	—	—	1.3	—	—	1.3
Other assets	—	—	11.5	—	66.8	3.3	—	81.6
Total assets	$472.2	$7.4	$1,320.7	$—	$1,482.3	$47.3	$(1,791.9)	$1,538.0
Accounts payable and accrued expenses	$—	$—	$21.2	$—	$78.4	$0.6	$—	$100.2
Deferred revenue	—	—	—	—	65.4	0.7	—	66.1
Intercompany payable	—	—	—	—	508.1	—	(508.1)	—
Due to affiliates	—	—	5.6	—	1.8	—	—	7.4
Capital lease obligations	—	—	—	—	6.5	7.7	—	14.2
Long-term debt	—	—	555.0	—	—	—	—	555.0
Other financing arrangements	—	—	—	—	21.0	34.1	—	55.1
Total liabilities	—	—	581.8	—	681.2	43.1	(508.1)	798.0
Total shareholders' equity	472.2	7.4	738.9	—	801.1	4.2	(1,550.5)	473.3
Noncontrolling interest	—	—	—	—	—	—	266.7	266.7
Total equity	472.2	7.4	738.9	—	801.1	4.2	(1,283.8)	740.0
Total liabilities and equity	$472.2	$7.4	$1,320.7	$—	$1,482.3	$47.3	$(1,791.9)	$1,538.0

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	As of December 31, 2013
	Parent Guarantor (1)	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$89.3	$—	$—	$89.3
Buildings and improvements	—	—	—	—	739.6	44.1	—	783.7
Equipment	—	—	—	—	189.4	0.8	—	190.2
Construction in progress	—	—	—	—	57.3	—	—	57.3
Subtotal	—	—	—	—	1,075.6	44.9	—	1,120.5
Accumulated depreciation	—	—	—	—	(232.0)	(4.7)	—	(236.7)
Net investment in real estate	—	—	—	—	843.6	40.2	—	883.8
Cash and cash equivalents	—	—	—	—	146.8	2.0	—	148.8
Investment in subsidiaries	322.0	7.8	795.0	—	2.1	—	(1,126.9)	—
Rent and other receivables	—	—	—	—	40.3	0.9	—	41.2
Intercompany receivable	—	—	508.1	—	0.2	—	(508.3)	—
Goodwill	—	—	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	—	—	85.9	—	—	85.9
Due from affiliates	—	—	—	—	0.6	—	—	0.6
Other assets	—	—	14.1	—	53.0	3.2	—	70.3
Total assets	$322.0	$7.8	$1,317.2	$—	$1,448.7	$46.3	$(1,635.2)	$1,506.8
Accounts payable and accrued expenses	$—	$—	$7.8	$—	$58.6	$0.4	$—	$66.8
Deferred revenue	—	—	—	—	55.1	0.8	—	55.9
Intercompany payable	—	—	—	—	508.1	0.2	(508.3)	—
Due to affiliates	—	—	6.8	—	1.7	—	—	8.5
Capital lease obligations	—	—	—	—	8.6	8.1	—	16.7
Long-term debt	—	—	525.0	—	—	—	—	525.0
Other financing arrangements	—	—	—	—	21.6	34.7	—	56.3
Total liabilities	—	—	539.6	—	653.7	44.2	(508.3)	729.2
Total shareholders' equity	322.0	7.8	777.6	—	795.0	2.1	(1,582.5)	322.0
Noncontrolling interest	—	—	—	—	—	—	455.6	455.6
Total equity	322.0	7.8	777.6	—	795.0	2.1	(1,126.9)	777.6
Total liabilities and parent’s net investment	$322.0	$7.8	$1,317.2	$—	$1,448.7	$46.3	$(1,635.2)	$1,506.8

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Operations

(dollars in millions)	Three Months Ended September 30, 2014
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/ Consolidations	Total
Revenue	$—	$—	$—	$—	$83.0	$1.8	$—	$84.8
Costs and expenses:
Property operating expenses	—	—	—	—	32.2	0.8	—	33.0
Sales and marketing	—	—	—	—	3.2	—	—	3.2
General and administrative	—	—	—	—	8.9	0.1	—	9.0
Depreciation and amortization	—	—	—	—	29.2	0.8	—	30.0
Transaction costs	—	—	—	—	—	—	—	—
Total costs and expenses	—	—	—	—	73.5	1.7	—	75.2
Operating income	—	—	—	—	9.5	0.1	—	9.6
Interest expense	—	—	9.6	—	—	0.8	(1.4)	9.0
Income (loss) before income taxes	—	—	(9.6)	—	9.5	(0.7)	1.4	0.6
Income tax expense	—	—	—	—	(0.4)	—	—	(0.4)
Equity earnings (loss) related to investment in subsidiaries	(1.3)	—	8.4	—	(0.7)	—	(6.4)	—
Net income (loss)	(1.3)	—	(1.2)	—	8.4	(0.7)	(5.0)	0.2
Noncontrolling interest in net loss	—	—	—	—	—	—	0.1	0.1
Net income (loss) attributed to common shareholders	$(1.3)	$—	$(1.2)	$—	$8.4	$(0.7)	$(5.1)	$0.1

(dollars in millions)	Three Months Ended September 30, 2013
	Parent Guarantor (1)	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$66.4	$1.1	$—	$67.5
Costs and expenses:
Property operating expenses	—	—	—	—	23.7	0.5	—	24.2
Sales and marketing	—	—	—	—	2.2	0.1	—	2.3
General and administrative	—	—	—	—	7.1	0.1	—	7.2
Depreciation and amortization	—	—	—	—	23.2	0.7	—	23.9
Restructuring Charges	—	—	—	—	0.7	—	—	0.7
Transaction costs	—	—	—	—	0.7	—	—	0.7
Total costs and expenses	—	—	—	—	57.6	1.4	—	59.0
Operating income (loss)	—	—	—	—	8.8	(0.3)	—	8.5
Interest expense	—	—	9.2	—	0.4	0.9	—	10.5
Other Income	—	—	—	—	(0.1)	—	—	(0.1)
Loss on extinguishment of debt	—	—	—	—	—	—	—	—
Income (loss) before income taxes	—	—	(9.2)	—	8.5	(1.2)	—	(1.9)
Income tax expense	—	—	—	—	(0.3)	—	—	(0.3)
Equity earnings (loss) related to investment in subsidiaries	(0.8)	—	7.0	—	(1.2)	—	(5.0)	—
Net income (loss)	(0.8)	—	(2.2)	—	7.0	(1.2)	(5.0)	(2.2)
Noncontrolling interest in net loss	—	—	—	—	—	—	(1.4)	(1.4)
Net income (loss) attributed to common shareholders	$(0.8)	$—	$(2.2)	$—	$7.0	$(1.2)	$(3.6)	$(0.8)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	Nine Months Ended September 30, 2014
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$239.6	$4.4	$—	$244.0
Costs and expenses:
Property operating expenses	—	—	—	—	90.5	2.0	—	92.5
Sales and marketing	—	—	—	—	9.6	0.1	—	9.7
General and administrative	—	—	—	—	24.5	0.2	—	24.7
Depreciation and amortization	—	—	—	—	85.1	2.3	—	87.4
Transaction costs	—	—	—	—	0.9	—	—	0.9
Total costs and expenses	—	—	—	—	210.6	4.6	—	215.2
Operating income (loss)	—	—	—	—	29.0	(0.2)	—	28.8
Interest expense	—	—	28.9	—	—	2.6	(1.1)	30.4
Income (loss) before income taxes	—	—	(28.9)	—	29.0	(2.8)	1.1	(1.6)
Income tax expense	—	—	—	—	(1.1)	—	—	(1.1)
Equity earnings (loss) related to investment in subsidiaries	(1.9)	—	25.1	—	(2.8)	—	(20.4)	—
Net income (loss)	(1.9)	—	(3.8)	—	25.1	(2.8)	(19.3)	(2.7)
Noncontrolling interest in net loss	—	—	—	—	—	—	(1.9)	(1.9)
Net income (loss) attributed to common shareholders	$(1.9)	$—	$(3.8)	$—	$25.1	$(2.8)	$(17.4)	$(0.8)

(dollars in millions)	Period Ended September 30, 2013
	Parent Guarantor (1)	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$173.4	$2.7	$—	$176.1
Costs and expenses:
Property operating expenses	—	—	—	—	62.5	1.6	—	64.1
Sales and marketing	—	—	—	—	7.1	0.2	—	7.3
General and administrative	—	—	—	—	19.6	0.1	—	19.7
Depreciation and amortization	—	—	—	—	61.3	2.0	—	63.3
Restructuring Charges	—	—	—	—	0.7	—	—	0.7
Transaction costs	—	—	—	—	1.1	—	—	1.1
Total costs and expenses	—	—	—	—	152.3	3.9	—	156.2
Operating income (loss)	—	—	—	—	21.1	(1.2)	—	19.9
Interest expense	—	—	26.5	—	1.3	1.9	—	29.7
Other Income	—	—	—	—	(0.1)	—	—	(0.1)
Loss on extinguishment of debt	—	—	—	—	1.3	—	—	1.3
Income (loss) before income taxes	—	—	(26.5)	—	18.6	(3.1)	—	(11.0)
Income tax expense	—	—	—	—	(0.8)	—	—	(0.8)
Equity earnings (loss) related to investment in subsidiaries	(4.0)	(0.1)	14.7	—	(3.1)	—	(7.5)	—
Net income (loss)	(4.0)	(0.1)	(11.8)	—	14.7	(3.1)	(7.5)	(11.8)
Noncontrolling interest in net loss	—	—	—	—	—	—	(7.8)	(7.8)
Net income (loss) attributed to common shareholders	$(4.0)	$(0.1)	$(11.8)	$—	$14.7	$(3.1)	$0.3	$(4.0)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	Period Ended January 23, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$14.9	$0.2	$—	$15.1
Costs and expenses:
Property operating expenses	—	—	—	—	4.8	—	—	4.8
Sales and marketing	—	—	—	—	0.7	—	—	0.7
General and administrative	—	—	—	—	1.4	0.1	—	1.5
Transaction-related compensation	—	—	—	—	20.0	—	—	20.0
Depreciation and amortization	—	—	—	—	5.2	0.1	—	5.3
Transaction costs	—	—	—	—	0.1	—	—	0.1
Total costs and expenses	—	—	—	—	32.2	0.2	—	32.4
Operating loss	—	—	—	—	(17.3)	—	—	(17.3)
Interest expense	—	—	2.3	—	0.1	0.1	—	2.5
Loss before income taxes	—	—	(2.3)	—	(17.4)	(0.1)	—	(19.8)
Income tax expense	—	—	—	—	(0.4)	—	—	(0.4)
Equity earnings (loss) related to investment in subsidiaries	—	—	(17.9)	—	(0.1)	—	18.0	—
Net loss	$—	$—	$(20.2)	$—	$(17.9)	$(0.1)	$18.0	$(20.2)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Cash Flows

(dollars in millions)	Nine Months Ended September 30, 2014
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Cash flows from operating activities:
Net (loss) income	$(1.9)	$—	(3.8)	$—	$25.1	$(2.8)	$(19.3)	$(2.7)
Equity income (loss) related to investment in subsidiaries	1.9	—	(25.1)	—	2.8	—	20.4	—
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	—	85.1	2.3	—	87.4
Noncash interest expense	—	—	2.6	—	0.1	—	—	2.7
Stock-based compensation expense	—	—	—	—	7.6	—	—	7.6
Provision for bad debt write off	—	—	—	—	0.9	—	—	0.9
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	—	—	(28.6)	(2.7)	—	(31.3)
Accounts payable and accrued expenses	—	—	13.4	—	0.5	0.2	—	14.1
Deferred revenues	—	—	—	—	10.3	(0.1)	—	10.2
Due to affiliates	—	—	—	—	(0.6)	—	—	(0.6)
Net cash (used in) provided by operating activities	—	—	(12.9)	—	103.2	(3.1)	1.1	88.3
Cash flows from investing activities:
Capital expenditures - other development	—	—	—	—	(194.7)	(0.2)	—	(194.9)
Intercompany advances	—	—	—	—	0.2	(0.2)	—	—
Return of investment	38.7	—	49.0	—	(13.1)	—	(74.6)	—
Net cash provided by (used in) investing activities	38.7	—	49.0	—	(207.6)	(0.4)	(74.6)	(194.9)
Cash flows from financing activities:
Issuance of common stock	355.9	—	—	—	—	—	—	355.9
Stock issuance costs	(1.3)	—	—	—	—	—	—	(1.3)
Acquisition of partnership units	(355.9)	—	—	—	—	—	—	(355.9)
Dividends paid	(37.4)	—	(37.4)	—	(37.4)	—	74.8	(37.4)
Borrowings from revolving credit agreement	—	—	30.0	—	—	—	—	30.0
Payments on capital leases and other financing arrangements	—	—	—	—	(2.7)	(0.4)	—	(3.1)
Contributions (distributions) from parent guarantor	—	—	(28.7)	—	25.1	4.9	(1.3)	—
Net cash (used in) provided by financing activities	(38.7)	—	(36.1)	—	(15.0)	4.5	73.5	(11.8)
Net increase (decrease) in cash and cash equivalents	—	—	—	—	(119.4)	1.0	—	(118.4)
Cash and cash equivalents at beginning of period	—	—	—	—	146.8	2.0	—	148.8
Cash and cash equivalents at end of period	$—	$—	$—	$—	$27.4	$3.0	$—	$30.4

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	Period Ended September 30, 2013
	Parent Guarantor (1)	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Cash flows from operating activities:
Net (loss) income	$(4.0)	$(0.1)	$(11.8)	$—	$14.7	$(3.1)	$(7.5)	$(11.8)
Equity income (loss) related to investment in subsidiaries	4.0	0.1	(14.7)	—	3.1	—	7.5	—
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	—	61.3	2.0	—	63.3
Noncash interest expense	—	—	2.6	—	(1.4)	—	—	1.2
Stock-based compensation expense	—	—	—	—	4.9	—	—	4.9
Provision for bad debt write off	—	—	—	—	0.3	—	—	0.3
Loss on extinguishment of debt	—	—	—	—	1.3	—	—	1.3
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	—	—	0.5	(1.4)	—	(0.9)
Accounts payable and accrued expenses	—	—	25.1	—	(36.7)	0.3	—	(11.3)
Deferred revenues	—	—	—	—	(1.0)	0.1	—	(0.9)
Due to affiliates	—	—	—	—	16.7	—	—	16.7
Net cash provided by (used in) operating activities	—	—	1.2	—	63.7	(2.1)	—	62.8
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	—	—	(33.3)	—	—	(33.3)
Capital expenditures - other development	—	—	—	—	(124.5)	(0.1)	—	(124.6)
Release of restricted cash	—	—	—	—	4.4	—	—	4.4
Investment in subsidiaries	(337.1)	—	(337.1)	—	—	—	674.2	—
Net cash used in investing activities	(337.1)	—	(337.1)	—	(153.4)	(0.1)	674.2	(153.5)
Cash flows from financing activities:
Issuance of common stock/partnership units	360.5	—	337.1	—	—	—	(337.1)	360.5
IPO costs	(23.4)	—	—	—	—	—	—	(23.4)
Dividends paid	—	—	—	—	(20.7)	—	—	(20.7)
Payments on capital leases and other financing arrangements	—	—	—	—	(3.2)	(0.5)	—	(3.7)
Payments to buyout capital leases	—	—	—	—	(9.6)	—	—	(9.6)
Payments to buyout other financing arrangement	—	—	—	—	(10.2)	—	—	(10.2)
Contribution from parent guarantor	—	—	—	—	334.0	3.1	(337.1)	—
Debt issuance costs	—	—	(1.3)	—	—	—	—	(1.3)
Net cash provided by financing activities	337.1	—	335.8	—	290.3	2.6	(674.2)	291.6
Net (decrease) increase in cash and cash equivalents	—	—	(0.1)	—	200.6	0.4	—	200.9
Cash and cash equivalents at beginning of period	—	—	0.1	—	11.2	1.0	—	12.3
Cash and cash equivalents at end of period	$—	$—	$—	$—	$211.8	$1.4	$—	$213.2

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	Period Ended January 23, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Cash flows from operating activities:
Net (loss) income	$—	$—	$(20.2)	$—	$(17.9)	$(0.1)	$18.0	$(20.2)
Equity loss related to investment in subsidiaries	—	—	17.9	—	0.1	—	(18.0)	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	—	—	0.2	—	5.6	0.1	—	5.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	—	—	(9.6)	—	—	(9.6)
Accounts payable and accrued expenses	—	—	2.1	—	18.4	—	—	20.5
Due to affiliates	—	—	—	—	1.5	—	—	1.5
Other changes in assets and liabilities	—	—	—	—	3.8	0.1	—	3.9
Net cash provided by operating activities	—	—	—	—	1.9	0.1	—	2.0
Cash flows from investing activities:
Capital expenditures - other development	—	—	—	—	(7.7)	—	—	(7.7)
Release of restricted cash	—	—	—	—	1.9	—	—	1.9
Intercompany advances	—	—	0.1	—	(0.1)	—	—	—
Net cash provided by (used in) investing activities	—	—	0.1	—	(5.9)	—	—	(5.8)
Cash flows from financing activities:
Payments on capital lease obligations	—	—	—	—	(0.6)	—	—	(0.6)
Contributions from parent, net	—	—	—	—	0.2	—	—	0.2
Net cash used in financing activities	—	—	—	—	(0.4)	—	—	(0.4)
Net increase (decrease) in cash and cash equivalents	—	—	0.1	—	(4.4)	0.1	—	(4.2)
Cash and cash equivalents at beginning of period	—	—	—	—	15.6	0.9	—	16.5
Cash and cash equivalents at end of period	$—	$—	$0.1	$—	$11.2	$1.0	$—	$12.3

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

CyrusOne LP
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the “Issuers”), had $525 million aggregate principal amount of Senior Notes outstanding at September 30, 2014. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (“Parent Guarantor”), CyrusOne GP (“General Partner”), and CyrusOne LP’s 100% owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc. and CyrusOne Foreign Holdings LLC (such subsidiaries, together the “Guarantors”). None of the subsidiaries organized outside of the United States (collectively, the “Non-Guarantors”) guarantee the Senior Notes. Subject to the provisions of the indenture governing the Senior Notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

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
On November 20, 2012, CyrusOne LP entered into a credit agreement (the “Credit Agreement”) which provided for a $225 million senior secured revolving credit facility, with a sublimit of $50 million for letters of credit and a $30 million sublimit for swingline loans. The Credit Agreement has a maturity date of November 20, 2017. As of September 30, 2014, there were $30 million of borrowings under the Credit Agreement.

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
Guarantors – The guarantors include CyrusOne LLC, CyrusOne TRS Inc., and CyrusOne Foreign Holdings LLC. CyrusOne LLC accounts for all of the domestic operations of CyrusOne LP, including the businesses that composed the Predecessor operations. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly owns 100% of the Non-Guarantors. CyrusOne TRS Inc. had not incurred any obligations or recorded any material transactions for the three and nine months ended September 30, 2014, the three months ended September 30, 2013 or the period ended September 30, 2013.
As of September 30, 2014, the Non-Guarantors consist of 100% owned subsidiaries which conduct operations in the United Kingdom and Singapore.
The following schedules present the balance sheets as of September 30, 2014 and December 31, 2013 for the LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantor. The following schedules also present the statements of operations and statements of cash flows for the three and nine months ended September 30, 2014, the three months ended September 30, 2013 and the periods ended September 30, 2013 and January 23, 2013, for the LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Balance Sheets

(dollars in millions)	As of September 30, 2014
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$89.7	$—	$—	$89.7
Buildings and improvements	—	—	753.1	43.5	—	796.6
Equipment	—	—	311.6	0.9	—	312.5
Construction in progress	—	—	119.8	—	1.1	120.9
Subtotal	—	—	1,274.2	44.4	1.1	1,319.7
Accumulated depreciation	—	—	(296.6)	(6.9)	—	(303.5)
Net investment in real estate	—	—	977.6	37.5	1.1	1,016.2
Cash and cash equivalents	—	—	27.4	3.0	—	30.4
Investment in subsidiaries	801.1	—	4.2	—	(805.3)	—
Rent and other receivables	—	—	55.6	3.5	—	59.1
Intercompany receivable	508.1	—	—	—	(508.1)	—
Goodwill	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	73.2	—	—	73.2
Due from affiliates	—	—	1.3	—	—	1.3
Other assets	11.5	—	66.8	3.3	—	81.6
Total assets	$1,320.7	$—	$1,482.3	$47.3	$(1,312.3)	$1,538.0
Accounts payable and accrued expenses	$21.2	$—	$78.4	$0.6	$—	$100.2
Deferred revenue	—	—	65.4	0.7	—	66.1
Intercompany payable	—	—	508.1	—	(508.1)	—
Due to affiliates	5.6	—	1.8	—	—	7.4
Capital lease obligations	—	—	6.5	7.7	—	14.2
Long-term debt	555.0	—	—	—	—	555.0
Other financing arrangements	—	—	21.0	34.1	—	55.1
Total liabilities	581.8	—	681.2	43.1	(508.1)	798.0
Total partnership capital	738.9	—	801.1	4.2	(804.2)	740.0
Total liabilities and partnership capital	$1,320.7	$—	$1,482.3	$47.3	$(1,312.3)	$1,538.0

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	As of December 31, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$89.3	$—	$—	$89.3
Buildings and improvements	—	—	739.6	44.1	—	783.7
Equipment	—	—	189.4	0.8	—	190.2
Construction in progress	—	—	57.3	—	—	57.3
Subtotal	—	—	1,075.6	44.9	—	1,120.5
Accumulated depreciation	—	—	(232.0)	(4.7)	—	(236.7)
Net investment in real estate	—	—	843.6	40.2	—	883.8
Cash and cash equivalents	—	—	146.8	2.0	—	148.8
Investment in subsidiaries	795.0	—	2.1	—	(797.1)	—
Rent and other receivables	—	—	40.3	0.9	—	41.2
Intercompany receivable	508.1	—	0.2	—	(508.3)	—
Goodwill	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	85.9	—	—	85.9
Due from affiliates	—	—	0.6	—	—	0.6
Other assets	14.1	—	53.0	3.2	—	70.3
Total assets	$1,317.2	$—	$1,448.7	$46.3	$(1,305.4)	$1,506.8
Accounts payable and accrued expenses	$7.8	$—	$58.6	$0.4	$—	$66.8
Deferred revenue	—	—	55.1	0.8	—	55.9
Intercompany payable	—	—	508.1	0.2	(508.3)	—
Due to affiliates	6.8	—	1.7	—	—	8.5
Capital lease obligations	—	—	8.6	8.1	—	16.7
Long-term debt	525.0	—	—	—	—	525.0
Other financing arrangements	—	—	21.6	34.7	—	56.3
Total liabilities	539.6	—	653.7	44.2	(508.3)	729.2
Total partnership capital	777.6	—	795.0	2.1	(797.1)	777.6
Total liabilities and partnership capital	$1,317.2	$—	$1,448.7	$46.3	$(1,305.4)	$1,506.8

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Operations

(dollars in millions)	Three Months Ended September 30, 2014
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/ Consolidations	Total
Revenue	$—	$—	$83.0	$1.8	$—	$84.8
Costs and expenses:
Property operating expenses	—	—	32.2	0.8	—	33.0
Sales and marketing	—	—	3.2	—	—	3.2
General and administrative	—	—	8.9	0.1	—	9.0
Depreciation and amortization	—	—	29.2	0.8	—	30.0
Transaction costs	—	—	—	—	—	—
Total costs and expenses	—	—	73.5	1.7	—	75.2
Operating income	—	—	9.5	0.1	—	9.6
Interest expense	9.6	—	—	0.8	(1.4)	9.0
Income (loss) before income taxes	(9.6)	—	9.5	(0.7)	1.4	0.6
Income tax expense	—	—	(0.4)	—	—	(0.4)
Partnership earnings (loss) related to investment in subsidiaries	8.4	—	(0.7)	—	(7.7)	—
Net income (loss)	$(1.2)	$—	$8.4	$(0.7)	$(6.3)	$0.2

(dollars in millions)	Three Months Ended September 30, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$66.4	$1.1	$—	$67.5
Costs and expenses:
Property operating expenses	—	—	23.7	0.5	—	24.2
Sales and marketing	—	—	2.2	0.1	—	2.3
General and administrative	—	—	7.1	0.1	—	7.2
Depreciation and amortization	—	—	23.2	0.7	—	23.9
Restructuring Charges	—	—	0.7	—	—	0.7
Transaction costs	—	—	0.7	—	—	0.7
Total costs and expenses	—	—	57.6	1.4	—	59.0
Operating income (loss)	—	—	8.8	(0.3)	—	8.5
Interest expense	9.2	—	0.4	0.9	—	10.5
Other Income	—	—	(0.1)	—	—	(0.1)
Loss on extinguishment of debt	—	—	—	—	—	—
Income (loss) before income taxes	(9.2)	—	8.5	(1.2)	—	(1.9)
Income tax expense	—	—	(0.3)	—	—	(0.3)
Partnership earnings (loss) related to investment in subsidiaries	7.0	—	(1.2)	—	(5.8)	—
Net income (loss)	$(2.2)	$—	$7.0	$(1.2)	$(5.8)	$(2.2)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	Nine Months Ended September 30, 2014
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$239.6	$4.4	$—	$244.0
Costs and expenses:
Property operating expenses	—	—	90.5	2.0	—	92.5
Sales and marketing	—	—	9.6	0.1	—	9.7
General and administrative	—	—	24.5	0.2	—	24.7
Depreciation and amortization	—	—	85.1	2.3	—	87.4
Transaction costs	—	—	0.9	—	—	0.9
Total costs and expenses	—	—	210.6	4.6	—	215.2
Operating income (loss)	—	—	29.0	(0.2)	—	28.8
Interest expense	28.9	—	—	2.6	(1.1)	30.4
Income (loss) before income taxes	(28.9)	—	29.0	(2.8)	1.1	(1.6)
Income tax expense	—	—	(1.1)	—	—	(1.1)
Partnership earnings (loss) related to investment in subsidiaries	25.1	—	(2.8)	—	(22.3)	—
Net income (loss)	(3.8)	—	25.1	(2.8)	(21.2)	(2.7)

(dollars in millions)	Period Ended September 30, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$173.4	$2.7	$—	$176.1
Costs and expenses:
Property operating expenses	—	—	62.5	1.6	—	64.1
Sales and marketing	—	—	7.1	0.2	—	7.3
General and administrative	—	—	19.6	0.1	—	19.7
Depreciation and amortization	—	—	61.3	2.0	—	63.3
Restructuring Charges	—	—	0.7	—	—	0.7
Transaction costs	—	—	1.1	—	—	1.1
Total costs and expenses	—	—	152.3	3.9	—	156.2
Operating income (loss)	—	—	21.1	(1.2)	—	19.9
Interest expense	26.5	—	1.3	1.9	—	29.7
Other Income	—	—	(0.1)	—	—	(0.1)
Loss on extinguishment of debt	—	—	1.3	—	—	1.3
Income (loss) before income taxes	(26.5)	—	18.6	(3.1)	—	(11.0)
Income tax expense	—	—	(0.8)	—	—	(0.8)
Partnership earnings (loss) related to investment in subsidiaries	14.7	—	(3.1)	—	(11.6)	—
Net income (loss)	$(11.8)	$—	$14.7	$(3.1)	$(11.6)	$(11.8)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	Period Ended January 23, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$14.9	$0.2	$—	$15.1
Costs and expenses:
Property operating expenses	—	—	4.8	—	—	4.8
Sales and marketing	—	—	0.7	—	—	0.7
General and administrative	—	—	1.4	0.1	—	1.5
Transaction-related compensation	—	—	20.0	—	—	20.0
Depreciation and amortization	—	—	5.2	0.1	—	5.3
Transaction costs	—	—	0.1	—	—	0.1
Total costs and expenses	—	—	32.2	0.2	—	32.4
Operating loss	—	—	(17.3)	—	—	(17.3)
Interest expense	2.3	—	0.1	0.1	—	2.5
Loss before income taxes	(2.3)	—	(17.4)	(0.1)	—	(19.8)
Income tax expense	—	—	(0.4)	—	—	(0.4)
Partnership loss related to investment in subsidiaries	(17.9)	—	(0.1)	—	18.0	—
Net loss	$(20.2)	$—	$(17.9)	$(0.1)	$18.0	$(20.2)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Cash Flows

(dollars in millions)	Nine Months Ended September 30, 2014
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Cash flows from operating activities:
Net (loss) income	$(3.8)	$—	$25.1	$(2.8)	$(21.2)	$(2.7)
Partnership income (loss) related to investment in subsidiaries	(25.1)	—	2.8	—	22.3	—
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	85.1	2.3	—	87.4
Noncash interest expense	2.6	—	0.1	—	—	2.7
Stock-based compensation expense	—	—	7.6	—	—	7.6
Provision for bad debt write off	—	—	0.9	—	—	0.9
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	(28.6)	(2.7)	—	(31.3)
Accounts payable and accrued expenses	13.4	—	0.5	0.2	—	14.1
Deferred revenues	—	—	10.3	(0.1)	—	10.2
Due to affiliates	—	—	(0.6)	—	—	(0.6)
Net cash (used in) provided by operating activities	(12.9)	—	103.2	(3.1)	1.1	88.3
Cash flows from investing activities:
Capital expenditures - other	—	—	(194.7)	(0.2)	—	(194.9)
Intercompany advances	—	—	0.2	(0.2)	—	—
Return of investment	49.0	—	(13.1)	—	(35.9)	—
Net cash provided by (used in) investing activities	49.0	—	(207.6)	(0.4)	(35.9)	(194.9)
Cash flows from financing activities:
Distributions paid	(37.4)	—	(37.4)	—	37.4	(37.4)
Borrowing from revolving credit facility	30.0	—	—	—	—	30.0
Payments on capital leases and other financing arrangements	—	—	(2.7)	(0.4)	—	(3.1)
Contributions (distributions) from parent guarantor	(28.7)	—	25.1	4.9	(2.6)	(1.3)
Net cash (used in) provided by financing activities	(36.1)	—	(15.0)	4.5	34.8	(11.8)
Net increase (decrease) in cash and cash equivalents	—	—	(119.4)	1.0	—	(118.4)
Cash and cash equivalents at beginning of period	—	—	146.8	2.0	—	148.8
Cash and cash equivalents at end of period	$—	$—	$27.4	$3.0	$—	$30.4

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	Period Ended September 30, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Cash flows from operating activities:
Net (loss) income	$(11.8)	$—	$14.7	$(3.1)	$(11.6)	$(11.8)
Partnership income (loss) related to investment in subsidiaries	(14.7)	—	3.1	—	11.6	—
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	61.3	2.0	—	63.3
Noncash interest expense	2.6	—	(1.4)	—	—	1.2
Stock-based compensation expense	—	—	4.9	—	—	4.9
Provision for bad debt write off	—	—	0.3	—	—	0.3
Loss on extinguishment of debt	—	—	1.3	—	—	1.3
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	0.5	(1.4)	—	(0.9)
Accounts payable and accrued expenses	25.1	—	(36.7)	0.3	—	(11.3)
Deferred revenues	—	—	(1.0)	0.1	—	(0.9)
Due to affiliates	—	—	16.7	—	—	16.7
Net cash provided by (used in) operating activities	1.2	—	63.7	(2.1)	—	62.8
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	(33.3)	—	—	(33.3)
Capital expenditures - other development	—	—	(124.5)	(0.1)	—	(124.6)
Release of restricted cash	—	—	4.4	—	—	4.4
Investment in subsidiaries	(337.1)	—	—	—	337.1	—
Advances to affiliate	—	—	—	—	—	—
Net cash used in investing activities	(337.1)	—	(153.4)	(0.1)	337.1	(153.5)
Cash flows from financing activities:
Issuance of partnership units	337.1	—	—	—	—	337.1
Distributions paid	—	—	(20.7)	—	—	(20.7)
Payments on capital leases and other financing arrangements	—	—	(3.2)	(0.5)	—	(3.7)
Payments to buyout capital leases	—	—	(9.6)	—	—	(9.6)
Payments to buyout other financing arrangement	—	—	(10.2)	—	—	(10.2)
Contribution from parent guarantor	—	—	334.0	3.1	(337.1)	—
Debt issuance costs	(1.3)	—	—	—	—	(1.3)
Net cash provided by financing activities	335.8	—	290.3	2.6	(337.1)	291.6
Net (decrease) increase in cash and cash equivalents	(0.1)	—	200.6	0.4	—	200.9
Cash and cash equivalents at beginning of period	0.1	—	11.2	1.0	—	12.3
Cash and cash equivalents at end of period	$—	$—	$211.8	$1.4	$—	$213.2

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

(dollars in millions)	Period Ended January 23, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Cash flows from operating activities:
Net (loss) income	$(20.2)	$—	$(17.9)	$(0.1)	$18.0	$(20.2)
Partnership loss related to investment in subsidiaries	17.9	—	0.1	—	(18.0)	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	0.2	—	5.6	0.1	—	5.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	(9.6)	—	—	(9.6)
Accounts payable and accrued expenses	2.1	—	18.4	—	—	20.5
Due to affiliates	—	—	1.5	—	—	1.5
Other changes in assets and liabilities	—	—	3.8	0.1	—	3.9
Net cash provided by operating activities	—	—	1.9	0.1	—	2.0
Cash flows from investing activities:
Capital expenditures - other development	—	—	(7.7)	—	—	(7.7)
Release of restricted cash	—	—	1.9	—	—	1.9
Intercompany advances	0.1	—	(0.1)	—	—	—
Net cash provided by (used in) investing activities	0.1	—	(5.9)	—	—	(5.8)
Cash flows from financing activities:
Payments on capital lease obligations	—	—	(0.6)	—	—	(0.6)
Contributions from parent, net	—	—	0.2	—	—	0.2
Net cash used in financing activities	—	—	(0.4)	—	—	(0.4)
Net increase (decrease) in cash and cash equivalents	0.1	—	(4.4)	0.1	—	(4.2)
Cash and cash equivalents at beginning of period	—	—	15.6	0.9	—	16.5
Cash and cash equivalents at end of period	$0.1	$—	$11.2	$1.0	$—	$12.3

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (unaudited)

15. Subsequent Events
On October 9, 2014, CyrusOne LP entered into a new credit agreement which provides for a $450 million senior unsecured revolving credit facility (the “New Revolving Facility”) to replace the Company’s $225 million secured credit facility, and a $150 million senior unsecured term loan (the “New Term Loan”). The New Revolving Facility is scheduled to mature in October 2018 and includes a one-year extension option, which if exercised by the Company would extend the maturity date to October 2019. The New Term Loan is scheduled to mature in October 2019. The New Revolving Facility will initially bear interest at a rate per annum equal to LIBOR plus 1.70% and the New Term Loan will initially bear interest at a rate per annum equal to LIBOR plus 1.65%. The New Term Loan may be drawn in up to three draws (including the drawing on the closing date) within six months of the closing date. The Company drew $75 million of the term loan at closing, of which $30 million was used to pay down the amount outstanding under the $225 million facility. The New Revolving Facility and the New Term Loan contain an accordion feature that allows the Company to increase the aggregate commitment by up to $300 million. See Note 6 "Debt and Other Financing Arrangements".

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
In particular, statements pertaining to our capital resources, portfolio performance, financial condition and results of operations contain certain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans” "estimates," or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) the geographic concentration of our data centers in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets; (ii) increased operating costs; (iii) difficulties in identifying properties to acquire and completing acquisitions; (iv) the significant competition in our industry and an inability to lease vacant space, renew existing leases or release space as leases expire; (v) lack of sufficient customer demand to realize expected returns on our investments to expand our property portfolio; (vi) decreased revenue from costs and disruptions associated with any failure of our physical infrastructure or services; (vii) our ability to lease available space to existing or new customers; (viii) our failure to obtain necessary outside financing; (ix) our failure to qualify as a REIT; (x) financial market fluctuations; (xi) changes in real estate and zoning laws and increases in real property tax rates; (xii) delays or disruptions in third-party network connectivity; (xiii) service failures or price increases by third party power suppliers; (xiv) inability to renew net leases on the data center properties we lease; and (xv) other factors affecting the real estate industry generally.
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

Overview
Our Company. We are an owner, operator and developer of enterprise-class, carrier-neutral data center properties. Enterprise-class, carrier-neutral data centers are purpose-built facilities with redundant power, cooling and access to a range of telecommunications carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology (“IT”) infrastructure for 656 customers in 25 operating data centers in ten distinct markets (eight cities in the U.S., London and Singapore).
We provide mission-critical data center facilities that protect and ensure the continued operation of IT infrastructure for our customers. Our goal is to be the preferred global data center provider to the Fortune 1000. As of September 30, 2014, our customers included nine of the Fortune 20 and 141 of the Fortune 1000 or private or foreign enterprises of equivalent size. These 141 Fortune 1000 customers provided 74% of our annualized rent as of September 30, 2014. Additionally, as of September 30, 2014, our top 10 customers represented 42% of our annualized rent.
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
Our Portfolio. As of September 30, 2014, our property portfolio included 25 operating data centers in ten distinct markets collectively providing approximately 2,178,000 net rentable square feet ("NRSF"), of which 84% was leased, and powered by approximately 194 MW of available UPS capacity. We own fourteen of the buildings in which our data center facilities are located. We lease the remaining eleven buildings, which account for approximately 375,000 NRSF, or approximately 17% of our total operating NRSF. These leased buildings accounted for 21% of our total annualized rent as of September 30, 2014. We also currently have 712,000 NRSF under development, as well as 551,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 200 acres of land that are available for future data center shell development. Along with our primary product offering, leasing of colocation space, our customers are increasingly interested in ancillary office and other space. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers.  The following tables provide an overview of our operating and development properties as of September 30, 2014.

CyrusOne Inc.
Data Center Portfolio
As of September 30, 2014
(Unaudited)

			Operating Net Rentable Square Feet (NRSF)(a)							Powered Shell Available for Future Development (NRSF)(j)	Available UPS Capacity (MW)(k)
Facilities	Metro Area	Annualized Rent(b)	Colocation Space (CSF)(c)	CSF Leased(d)	CSF Utilized(e)	Office & Other(f)	Office & Other Leased (g)	Supporting Infrastructure (h)	Total(i)
Westway Park Blvd., Houston, TX (Houston West 1)	Houston	$52,937,485	112,133	97%	97%	10,563	98%	37,063	159,759	3,000	28
S. State Highway 121 Business Lewisville, TX (Lewisville)*	Dallas	38,681,596	108,687	97%	97%	11,279	96%	59,345	179,311	—	18
West Seventh St., Cincinnati, OH (7th Street)***	Cincinnati	34,904,962	211,742	91%	91%	5,744	100%	171,561	389,047	37,000	13
Southwest Fwy., Houston, TX (Galleria)	Houston	31,849,249	63,469	93%	93%	17,259	69%	23,203	103,931	—	14
W. Frankford, Carrollton, TX (Frankford)	Dallas	21,014,226	170,531	63%	77%	13,745	70%	66,061	250,337	334,000	18
South Ellis Street Chandler, AZ (Phoenix 1)	Phoenix	20,981,256	77,528	99%	99%	34,471	10%	38,441	150,440	31,000	27
Kingsview Dr., Lebanon, OH (Lebanon)	Cincinnati	20,445,053	65,303	81%	83%	44,886	72%	52,950	163,139	65,000	14
Westover Hills Blvd, San Antonio, TX (San Antonio 1)	San Antonio	18,964,617	43,843	100%	100%	5,633	85%	45,939	95,415	11,000	12
Industrial Rd., Florence, KY (Florence)	Cincinnati	14,911,594	52,698	100%	100%	46,848	87%	40,374	139,920	—	9
Westway Park Blvd., Houston, TX (Houston West 2)	Houston	14,091,664	79,492	72%	72%	3,112	—%	55,642	138,246	12,000	12
Knightsbridge Dr., Hamilton, OH (Hamilton)*	Cincinnati	9,454,719	46,565	75%	75%	1,077	100%	35,336	82,978	—	10
Metropolis Dr., Austin, TX (Austin 2)	Austin	9,133,505	43,772	72%	72%	1,357	67%	22,892	68,021	—	5
Parkway Dr., Mason, OH (Mason)	Cincinnati	5,870,151	34,072	100%	100%	26,458	98%	17,193	77,723	—	4
E. Ben White Blvd., Austin, TX (Austin 1)*	Austin	5,573,555	16,223	87%	87%	21,376	100%	7,516	45,115	—	2
Midway Rd., Carrollton, TX (Midway)**	Dallas	5,408,662	8,390	100%	100%	—	—%	—	8,390	—	1
Kestral Way (London)**	London	3,591,360	10,000	99%	99%	—	—%	—	10,000	—	1
Springer St., Lombard, IL (Lombard)	Chicago	2,363,030	13,516	70%	70%	4,115	100%	12,230	29,861	29,000	3
Marsh Lane, Carrollton, TX (Marsh Ln)**	Dallas	2,238,345	4,245	100%	100%	—	—%	—	4,245	—	1
Goldcoast Dr., Cincinnati, OH (Goldcoast)	Cincinnati	1,471,243	2,728	100%	100%	5,280	100%	16,481	24,489	14,000	1
Bryan St., Dallas, TX (Bryan St)**	Dallas	983,133	3,020	51%	51%	—	—%	—	3,020	—	1
E. Monroe St., South Bend, IN (Monroe St.)	South Bend	922,565	6,350	37%	37%	—	—%	6,478	12,828	4,000	1
North Freeway, Houston, TX (Greenspoint)**	Houston	744,287	13,000	100%	100%	1,449	100%	—	14,449	—	1
McAuley Place, Blue Ash, OH (Blue Ash)*	Cincinnati	532,002	6,193	39%	39%	6,950	100%	2,166	15,309	—	1
Jurong East (Singapore)**	Singapore	334,213	3,200	19%	19%	—	—%	—	3,200	—	1
Crescent Circle, South Bend, IN (Blackthorn)*	South Bend	319,790	3,432	38%	38%	—	—%	5,125	8,557	11,000	1
Total		$317,722,262	1,200,132	86%	88%	261,602	75%	715,996	2,177,730	551,000	194

*	Indicates properties in which we hold a leasehold interest in the building shell and land. All data center infrastructure has been constructed by us and owned by us.

**	Indicates properties in which we hold a leasehold interest in the building shell, land, and all data center infrastructure.

***	The information provided for the West Seventh Street (7th St.) property includes data for two facilities, one of which we lease and one of which we own.

(a)	Represents the total square feet of a building under lease or available for lease based on engineers' drawings and estimates but does not include space held for development or space used by CyrusOne.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of September 30, 2014, multiplied by 12. For the month of September 2014, our total annualized rent was $317.7 million, customer reimbursements were $42.9 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From October 1, 2012 through September 30, 2014, customer reimbursements under leases with separately metered power constituted between 8.9% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of September 30, 2014 was $326,011,822. Our annualized effective rent was greater than our annualized rent as of September 30, 2014 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(c)	CSF represents the NRSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.

(d)
Percent leased is determined based on CSF being billed to customers under signed leases as of September 30, 2014 divided by total CSF. Leases signed but not commenced as of September 2014 are not included.

(e)	Utilization is calculated by dividing CSF under signed leases for colocation space (whether or not the customer has occupied the space) by total CSF.

(f)	Represents the NRSF at an operating facility that is currently leased or readily available for lease as space other than CSF, which is typically office and other space.

(g)
Percent leased is determined based on Office & Other space being billed to customers under signed leases as of September 30, 2014 divided by total Office & Other space. Leases signed but not commenced as of September 2014 are not included.

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

CyrusOne Inc.
NRSF Under Development
As of September 30, 2014
(Dollars in millions)
(Unaudited)

		NRSF Under Development(a)						Under Development Costs(b)
Facilities	Metropolitan Area	Colocation Space (CSF)	Office & Other	Supporting Infrastructure	Powered Shell(c)	Total	UPS MW Capacity (d)	Actual to Date(e)	Estimated Costs to Completion	Total
W. Frankford Road (Carrollton)	Dallas	—	21,000	2,000	—	23,000	—	$2	$3-4	$5-6
Westover Hills Blvd. (San Antonio 2)	San Antonio	30,000	20,000	25,000	49,000	124,000	3.0	21	19-23	40-44
Westway Park Blvd. (Houston West 3)	Houston	—	—	—	329,000	329,000	—	15	17-21	32-35
South Ellis Street, Chandler, AZ (Phoenix 2)	Phoenix	30,000	8,000	18,000	51,000	107,000	6.0	15	28-35	44-50
Ridgetop Circle, Sterling, VA (Northern VA)	Loudon County	30,000	16,000	35,000	48,000	129,000	6.0	18	24-29	42-47
Total		90,000	65,000	80,000	477,000	712,000	15.0	$71	$91-112	$163-182

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

(e)	Capex-to-date is the cash investment as of September 30, 2014. There may be accruals above this amount for work completed, for which cash has not yet been paid.

Our portfolio is currently leased to 656 companies, many of which are leading global companies. The following table sets forth information regarding the 20 largest customers, including their affiliates, in our portfolio based on annualized rent as of September 30, 2014:

CyrusOne Inc.
Customer Diversification(a)
As of September 30, 2014
(Unaudited)

	Principal Customer Industry	Number of Locations	Annualized Rent(b)	Percentage of Portfolio Annualized Rent(c)	Weighted Average Remaining Lease Term in Months(d)
1	Energy	2	$22,102,774	7.0%	29.3
2	Telecommunications (CBI) (e)	8	19,676,079	6.2%	21.3
3	Information Technology	3	15,793,623	5.0%	45.2
4	Information Technology	1	15,694,569	4.9%	54.0
5	Telecommunication Services	2	14,449,470	4.5%	40.6
6	Research and Consulting Services	3	14,082,587	4.4%	20.0
7	Energy	5	13,575,586	4.3%	5.8
8	Information Technology	2	8,308,753	2.6%	33.1
9	Financials	1	6,000,225	1.9%	68.0
10	Telecommunication Services	4	5,239,512	1.6%	55.0
11	Consumer Staples	1	4,971,185	1.6%	91.3
12	Energy	2	4,944,360	1.6%	22.0
13	Energy	1	4,871,707	1.5%	12.1
14	Information Technology	1	4,795,209	1.5%	14.1
15	Information Technology	1	4,627,418	1.5%	77.0
16	Information Technology	2	4,040,559	1.3%	62.1
17	Energy	3	3,881,430	1.2%	6.5
18	Energy	1	3,637,740	1.1%	20.3
19	Energy	2	3,475,880	1.1%	26.3
20	Consumer Discretionary	1	3,418,965	1.1%	2.1
			$177,587,631	55.9%	34.0

(a)	Includes affiliates.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of September 30, 2014, multiplied by 12. For the month of September 2014, our total annualized rent was $317.7 million, and customer reimbursements were $42.9 million annualized, consisting of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From October 1, 2012 through September 30, 2014, customer reimbursements under leases with separately metered power constituted between 8.9% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of September 30, 2014 was $326,011,822. Our annualized effective rent was greater than our annualized rent as of September 30, 2014 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(c)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of September 30, 2014, which was approximately $317.7 million.

(d)
Weighted average based on customer’s percentage of total annualized rent expiring and is as of September 30, 2014, assuming that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.

(e)
Includes information for both Cincinnati Bell Technology Solutions (CBTS) and Cincinnati Bell Telephone and two customers that have contracts with CBTS. We expect the contracts for these two customers to be assigned to us, but the consents for such assignments have not yet been obtained. Excluding these customers, Cincinnati Bell Inc. and subsidiaries represented 2.3% of our annualized rent as of September 30, 2014.

Lease Distribution
The following table sets forth information relating to the distribution of customer leases in the properties in our portfolio, based on NRSF under lease as of September 30, 2014:

CyrusOne Inc.
Lease Distribution
As of September 30, 2014
(Unaudited)

NRSF Under Lease(a)	Number of Customers(b)	Percentage of All Customers	Total Leased NRSF(c)	Percentage of Portfolio Leased NRSF	Annualized Rent(d)	Percentage of Annualized Rent
0-999	488	75%	99,342	5%	$36,485,445	12%
1000-2499	58	9%	93,913	5%	20,331,043	6%
2500-4999	32	5%	119,610	7%	22,962,467	7%
5000-9999	32	5%	229,970	13%	57,640,214	18%
10000+	38	6%	1,281,708	70%	180,303,093	57%
Total	648	100%	1,824,543	100%	$317,722,262	100%

(a)	Represents all leases in our portfolio, including colocation, office and other leases.

(b)
Represents the number of customers occupying data center, office and other space as of September 30, 2014. This may vary from total customer count as some customers may be under contract, but have yet to occupy space.

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

(d)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of September 30, 2014, multiplied by 12. For the month of September 2014, our total annualized rent was $317.7 million, customer reimbursements were $42.9 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From October 1, 2012 through September 30, 2014, customer reimbursements under leases with separately metered power constituted between 8.9% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of September 30, 2014 was $326,011,822. Our annualized effective rent was greater than our annualized rent as of September 30, 2014 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

Lease Expiration

The following table sets forth a summary schedule of the customer lease expirations for leases in place as of September 30, 2014 plus available space, for the properties in our portfolio. Customers whose leases have been auto-renewed prior to September 30, 2014 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.
CyrusOne Inc.
Lease Expirations
As of September 30, 2014
(Unaudited)

Year(a)	Number of Leases Expiring(b)	Total Operating NRSF Expiring	Percentage of Total NRSF	Annualized Rent(c)	Percentage of Annualized Rent	Annualized Rent at Expiration(d)	Percentage of Annualized Rent at Expiration
Available		353,188
Month-to-Month	222	24,300	1%	$7,733,080	2%	$7,733,080	2%
Remainder of 2014	356	138,458	8%	40,118,406	13%	40,205,393	12%
2015	656	338,573	19%	55,850,353	18%	56,440,194	17%
2016	521	244,794	13%	57,565,257	18%	57,728,673	17%
2017	576	300,419	16%	40,757,474	13%	42,088,217	12%
2018	202	210,354	12%	45,749,213	14%	50,800,499	15%
2019	136	241,489	13%	31,258,728	10%	36,149,302	11%
2020	66	159,638	9%	15,607,294	5%	19,401,405	6%
2021	62	71,054	4%	13,892,146	4%	16,259,402	5%
2022	3	30,921	2%	3,493,758	1%	3,804,610	1%
2023 - Thereafter	36	64,542	3%	5,696,553	2%	8,381,426	2%
Total	2,836	2,177,730	100%	$317,722,262	100%	$338,992,201	100%

(a)
Leases that were auto-renewed prior to September 30, 2014 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised.

(b)	Number of leases represents each agreement with a customer. A lease agreement could include multiple spaces and a customer could have multiple leases.

(c)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of September 30, 2014, multiplied by 12. For the month of September 2014, our total annualized rent was $317.7 million, customer reimbursements were $42.9 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From October 1, 2012 through September 30, 2014, customer reimbursements under leases with separately metered power constituted between 8.9% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of September 30, 2014 was $326,011,822. Our annualized effective rent was greater than our annualized rent as of September 30, 2014 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(d)	Represents the final monthly contractual rent under existing customer leases that had commenced as of September 30, 2014, multiplied by 12.

Results of Operations
Three and Nine Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013 and Periods Ended September 30, 2013 and January 23, 2013:

	Successor
	Three Months Ended September 30,				Successor	Successor	Predecessor
(dollars in millions)	2014	2013	$ Change	% Change	Nine Months Ended September 30, 2014	January 24, 2013 to September 30, 2013	January 1, 2013 to January 23, 2013
Revenue	$84.8	$67.5	$17.3	26%	$244.0	$176.1	$15.1
Costs and expenses:
Property operating expenses	33.0	24.2	8.8	36%	92.5	64.1	4.8
Sales and marketing	3.2	2.3	0.9	39%	9.7	7.3	0.7
General and administrative	9.0	7.2	1.8	25%	24.7	19.7	1.5
Transaction-related compensation	—	—	—	n/m	—	—	20.0
Depreciation and amortization	30.0	23.9	6.1	26%	87.4	63.3	5.3
Restructuring charges	—	0.7	(0.7)	(100)%	—	0.7	—
Transaction costs	—	0.7	(0.7)	(100)%	0.9	1.1	0.1
Total costs and expenses	75.2	59.0	16.2	27%	215.2	156.2	32.4
Operating income (loss)	9.6	8.5	1.1	13%	28.8	19.9	(17.3)
Interest expense	9.0	10.5	(1.5)	(14)%	30.4	29.7	2.5
Other income	—	(0.1)	0.1	(100)%	—	(0.1)	—
Loss on extinguishment of debt	—	—	—	n/m	—	1.3	—
Net income (loss) before income taxes	0.6	(1.9)	2.5	(132)%	(1.6)	(11.0)	(19.8)
Income tax expense	(0.4)	(0.3)	(0.1)	33%	(1.1)	(0.8)	(0.4)
Net income (loss)	0.2	(2.2)	2.4	(109)%	(2.7)	(11.8)	$(20.2)
Noncontrolling interest in net income (loss)	0.1	(1.4)	1.5	(107)%	(1.9)	(7.8)
Net income (loss) attributed to common shareholders	$0.1	$(0.8)	$0.9	(113)%	$(0.8)	$(4.0)
Operating margin	11.3%	12.6%			11.8%	11.3%	(114.6)%
Capital expenditures *:
Acquisitions of real estate	$—	6.7	(6.7)	n/m	—	$33.3	$—
Development of real estate	75.9	56.0	19.9	36%	192.0	122.4	7.6
Recurring real estate	2.2	1.6	0.6	38%	2.9	2.2	0.1
Total	$78.1	$64.3	$13.8	21%	$194.9	$157.9	$7.7
Metrics information:
Colocation square feet*	1,200,132	992,000	208,132	21%	1,200,132	992,000	921,000
Utilization rate*	88%	85%	3%	4%	88%	85%	81%
Loss per share - basic and diluted	$—	$(0.05)			$(0.06)	$(0.22)	$—
Dividend declared per share	$0.21	$0.16			$0.63	$0.48	$—

*	See “Key Operating Metrics” set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 for a definition of capital expenditures, CSF and utilization rate.

Revenue
Revenue for the three months ended September 30, 2014 was $84.8 million, an increase of $17.3 million, or 26%, compared to the corresponding quarter in 2013. Revenue for the nine months ended September 30, 2014 was $244.0 million, an increase of $52.8 million, or 28%, compared to the corresponding period in 2013. These increases for both the three and nine month periods are primarily due to new customers and an increase in contractual monthly recurring revenue compared to the corresponding periods in 2013. As of September 30, 2014, we had 141 Fortune 1000 customers or private or foreign enterprises of equivalent size, compared to 128 Fortune 1000 customers or private or foreign enterprises of equivalent size as of September 30, 2013.
Our capacity at September 30, 2014 was 1,200,132 CSF, which is an increase of 21% from September 30, 2013. The utilization rate of our data center facilities was 88% as of September 30, 2014, compared to 85% as of September 30, 2013.
Recurring rent churn was 2.9% and 6.3% for the three and nine months ended September 30, 2014, respectively, compared to 1.0% and 2.8% for the three and nine months ended September 30, 2013, respectively.
Costs and Expenses
Property operating expenses—Property operating expenses were $33.0 million for the three months ended September 30, 2014, an increase of $8.8 million, or 36%, compared to $24.2 million for the corresponding quarter in 2013. Electricity expense increased approximately $5.6 million and interconnection expense rose $0.8 million due to a rise in demand for power and connectivity services from a growing customer base. Payroll costs increased $0.5 million due to an increase in headcount to support a 208,000 square foot increase in colocation space. Continued investment has grown our taxable asset base and has driven an increase in our property tax expense by approximately $0.3 million compared to the prior year quarter. For the nine months ended September 30, 2014, property operating expenses were $92.5 million, an increase of $23.6 million, or 34%, compared to $68.9 million for the corresponding period in 2013. Consistent with the three months ended September 30, 2014, increases over the past nine month period were due to more demand for power and connectivity of $16.9 million, increased property taxes of $3.3 million, and an increase in payroll costs of $0.6 million, all to support the 21% growth in colocation square feet capacity over the past year.
Sales and marketing expenses—Sales and marketing expenses for the three months ended September 30, 2014 were $3.2 million, an increase of $0.9 million, or 39%, compared to $2.3 million for the corresponding quarter in 2013. The increase is primarily related to an increase in payroll and employee related costs of $0.6 million, along with higher advertising expenses related to marketing initiatives of $0.3 million. For the nine months ended September 30, 2014, sales and marketing expenses were $9.7 million, an increase of $1.7 million, or 21%, compared to $8.0 million for the corresponding period in 2013. Consistent with the three months ended September 30, 2014, increases over the past nine months were directly related to an increase in sales and marketing personnel related costs of $1.1 million and higher advertising costs of $0.5 million, both of which were used to promote growth in existing and new markets.
General and administrative expenses—General and administrative expenses for the three months ended September 30, 2014 were $9.0 million, an increase of $1.8 million, or 25%, compared to $7.2 million for the corresponding quarter in 2013. The increases in the general and administrative related costs are primarily the result of increased payroll costs of $2.0 million including the impact of the LTIP of $0.7 million, partially offset by lower commercial insurance expense of $0.2 million. For the nine months ended September 30, 2014, general and administrative expenses were $24.7 million, an increase of $3.5 million, or 17%, compared to $21.2 million for the corresponding period in 2013. Consistent with the three months ended September 30, 2014, there was a $4.9 million increase in employee related expenses, including the impact of the LTIP of $1.6 million, which were partially offset by $0.8 million attributed to lower consulting fees and $0.4 million of reduced commercial insurance expense.
Depreciation and amortization expense—Depreciation and amortization expense for the three months ended September 30, 2014 was $30.0 million, an increase of $6.1 million, or 26%, compared to $23.9 million for the corresponding quarter in 2013. For the nine months ended September 30, 2014, depreciation and amortization expense was $87.4 million, an increase of $18.8 million, or 27%, compared to $68.6 million for the corresponding period in 2013. The increase was driven by assets that were placed in service since September 30, 2013. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties and expand our existing data center facilities.
Restructuring charges—For the three and nine months ended September 30, 2014, we incurred no restructuring charges. For the three and nine months ended September 30, 2013, we incurred $0.7 million of restructuring charges which were the result of moving certain administrative functions to the corporate office.

Transaction costs—For the three months ended September 30, 2014, we incurred no transaction costs, as compared to $0.7 million for the corresponding quarter in 2013. For the nine months ended September 30, 2014, we incurred $0.9 million of transaction costs which represent legal, accounting and professional fees, compared to $1.2 million of transaction costs incurred in the corresponding period in 2013.
Transaction-related compensation—We recorded compensation expense of $20.0 million for the nine months ended September 30, 2013, related to CBI’s long-term incentive plan. There were no such costs incurred in other periods and these costs represent one-time compensation charges allocated to us by CBI in the period ended January 23, 2013. On April 8, 2013, CBI reimbursed the Company for $19.6 million of these costs.
Operating Income
For the three months ended September 30, 2014, operating income of $9.6 million improved $1.1 million compared to the corresponding period in 2013. The increase was due to increased revenue of $17.3 million and a decrease in restructuring charges and transaction costs of $1.4 million, which were partially offset by increases in property operating expenses of $8.8 million, depreciation and amortization of $6.1 million, general and administrative expenses of $1.8 million and sales and marketing expenses of $0.9 million. For the nine months ended September 30, 2014, operating income of $28.8 million improved $26.2 million compared to the corresponding period in 2013. The increase was due to increased revenue of $52.8 million and the impact of a $20.0 million transaction-related compensation charge from CBI in 2013 and other restructuring charges of $1.0 million, which were partially offset by increases in property operating expenses of $23.6 million, depreciation and amortization of $18.8 million, general and administrative expenses of $3.5 million and sales and marketing expenses of $1.7 million.
Non-Operating Expenses
Interest expense—Interest expense for the three months ended September 30, 2014 was $9.0 million, a decrease of $1.5 million, or 14%, as compared to $10.5 million for the corresponding quarter in 2013. Interest expense for the nine months ended September 30, 2014 was $30.4 million, a decrease of $1.8 million, or 6%, as compared to $32.2 million for the corresponding period in 2013. Interest expense decreased primarily as a result of an increase in capitalized interest.
Loss on extinguishment of debt— Loss on extinguishment of debt represents the financing obligation for our Metropolis Dr. (Austin 2) facility as a result of our purchasing the property from the former lessor. A loss of $1.3 million was recognized upon the termination of this obligation for the nine months ended September 30, 2013. No such costs were incurred for the three and nine months ended September 30, 2014.
Income tax expense—Income tax expense was $0.4 million for the three months ended September 30, 2014 as compared to 0.3 million for the corresponding quarter in 2013. For the nine months ended September 30, 2014, income tax expense was $1.1 million, as compared to $1.2 million for the corresponding period in 2013.
Capital Expenditures
Capital expenditures for the three months ended September 30, 2014 were $78.1 million, as compared to $64.3 million for the three months ended September 30, 2013. Our capital expenditures for 2014 relate to the development of power and space primarily in our Phoenix, Carrollton, San Antonio, and Houston markets, and Northern Virginia data center facilities.
Capital expenditures were $194.9 million for the nine months ended September 30, 2014, as compared to $165.6 million for the nine months ended September 30, 2013. Our capital expenditures for 2014 relate to the continued development of power and space through expansions of our existing properties in primarily the same locations, in order to meet increased customer demands for IT infrastructure.

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
As part of the IPO, CyrusOne Inc. together with CyrusOne GP, purchased 21.9 million or (33.9%) of the outstanding partnership units of CyrusOne LP and CBI retained a 66.1% ownership, or 42.6 million Operating Partnership units in CyrusOne LP. As of January 24, 2014, CBI had the option to exchange the partnership units of CyrusOne into cash, or shares of common stock as determined by us, on a one-for-one basis based upon the fair value of a share of our common stock. We evaluated whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of these Operating Partnership units. Based on the results of this analysis, we concluded that these convertible Operating Partnership units met the criteria to be classified within equity. In addition, for each share of common stock issued by us, the Operating Partnership issued an equivalent Operating Partnership unit to the Company.
To facilitate CBI's exchange of partnership units for shares, we have an effective resale registration statement on Form S-3 with the Securities Exchange Commission. As stock is issued by CyrusOne, CBI's ownership percentage will change.
On June 25, 2014, CyrusOne Inc. completed a public offering of 15,985,000 shares of its common stock, including 2,085,000 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $23.25 per share, or $371.7 million. CyrusOne Inc. used the proceeds of $355.9 million, net of underwriting costs of $15.8 million, to acquire 15,985,000 common units of limited partnership interests in the Operating Partnership from a subsidiary of CBI. As a result, the Company's noncontrolling interest decreased by $166.9 million and CBI's ownership decreased to 40.8% as of September 30, 2014. In addition, the Company's additional paid in capital decreased by $189.0 million which represents the difference between the proceeds and the noncontrolling interest redeemed by CBI.
In addition, we filed a universal shelf registration on Form S-3 with the Securities Exchange Commission that will allow us to publicly offer, from time to time, and sell debt securities, common stock, preferred stock, warrants, and rights and units. The securities will have a maximum aggregate offering price of $600 million or the equivalent thereof in foreign currencies. As of September 30, 2014, we have not used this universal shelf registration statement.
On October 9, 2014, CyrusOne LP entered into a new credit agreement which provides for a $450 million senior unsecured revolving credit facility (the “New Revolving Facility”) to replace the Company’s $225 million secured credit facility, and a $150 million senior unsecured term loan (the “New Term Loan”). The New Revolving Facility is scheduled to mature in October 2018 and includes a one-year extension option, which if exercised by the Company would extend the maturity date to October 2019. The New Term Loan is scheduled to mature in October 2019. The New Revolving Facility will initially bear interest at a rate per annum equal to LIBOR plus 1.70% and the New Term Loan will initially bear interest at a rate per annum equal to LIBOR plus 1.65%. The New Term Loan may be drawn in up to three draws (including the drawing on the closing date) within six months of the closing date. The Company drew $75 million of the term loan at closing, of which $30 million was used to pay down the amount outstanding under the $225 million facility. The New Revolving Facility and the New Term Loan contain an accordion feature that allows the Company to increase the aggregate commitment by up to $300 million.
As of September 30, 2014, and December 31, 2013, we had $30.4 million and $148.8 million, respectively, of cash and cash equivalents.
Short-term Liquidity
Our short-term liquidity requirements primarily consist of operating expenses and capital expenditures composed primarily of acquisition and development costs for data center properties. For the three and nine months ended September 30, 2014, our capital expenditures were $78.1 million and $194.9 million. As of September 30, 2014, we had borrowings of $30.0 million related to our revolver, leaving available borrowing capacity of $195.0 million. Our capital expenditures are largely discretionary and will be applied to expand our existing data center properties, acquire or construct new facilities, or both. We intend to continue to pursue additional growth opportunities and are prepared to commit additional resources to support this growth. We expect to fund future capital expenditures from the cash available on our balance sheet, availability under the new $450.0 million revolving credit facility, and proceeds from the new $150.0 million term loan.
Long-term Liquidity
Our long-term liquidity requirements primarily consist of distributions to stockholders and the acquisition and development of additional data center properties. We expect to meet our long-term liquidity requirements with cash flows from our operations, issuances of debt and equity securities and borrowings under our new Credit Agreement.

As of September 30, 2014, our debt and other financing arrangements were $624.3 million, consisting of $525.0 million of Senior Notes due 2022, $30.0 million of revolver debt, capital lease obligations of $14.2 million and other financing arrangements of $55.1 million.
Cash Flows
Comparison of Nine Months Ended September 30, 2014 to Periods Ended September 30, 2013 and January 23, 2013
Cash provided by operations was $88.3 million for the nine months ended September 30, 2014, an increase of $23.5 million compared to the nine months ended September 30, 2013. The increase in net cash generated from operations was primarily the result of income from leasing incremental space, power, and related services as compared to the nine months ended September 30, 2013.
Cash used in investing activities was $194.9 million for the nine months ended September 30, 2014, compared to $159.3 million for the nine months ended September 30, 2013. This increase is a result of capital expenditures for development activities.
Cash used in financing activities was $11.8 million million for the nine months ended September 30, 2014, compared to $291.2 million provided by financing activities for the same period in 2013. The significant change is primarily attributed to net proceeds related to the issuance of common stock of $337.1 million in January of 2013. In addition, we paid $16.7 million more of dividends during the nine months ended September 30, 2014. These impacts are partially offset by $30.0 million in borrowings under our previous credit facility and the impact of payments of $19.8 million to buyout capital leases and other financing arrangements in the nine months ended September 2013.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure to interest rate risk, arising from variable-rate borrowings under our Credit Agreement. On November 20, 2012, we entered into a Credit Agreement with a syndicate of financial institutions. Borrowings on the Credit Agreement bear interest, at our option, at a rate equal to an applicable margin over either a base rate or a LIBOR rate. The initial applicable margin is 2.25% for base rate loans and 3.75% for LIBOR loans. As of September 30, 2014, we had no derivative instruments to hedge these interest rate risks or borrowings outstanding on the related Credit Agreement.
The following table sets forth the carrying value and fair value amounts, maturity dates, and average interest rates at September 30, 2014, for our fixed-rate and variable-rate debt, excluding capital leases and other financing arrangements:

(dollars in millions)	2014	2015	2016	2017	Thereafter	Total Carrying Value	Total Fair Value
Fixed-rate debt	$—	$—	$—	$—	$525.0	$525.0	$546.0
Average interest rate on fixed-rate debt	—	—	—	—	6.375%	6.375%	—

Variable-rate debt	$—	$—	$—	$30.0	$—	$30.0	$30.0
Average interest rate on variable-rate debt	—	—	—	—	—%	3.401%	—
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a description of the Company’s market risks. There were no material changes for the period ended September 30, 2014.

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
As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control over Financial Reporting (CyrusOne Inc.)
We continued the implementation of our information technology system in the third quarter of 2014. We believe we maintained and monitored appropriate internal controls during the period. There have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control over Financial Reporting (CyrusOne LP)
We continued the implementation of our information technology system in the third quarter of 2014. We believe we maintained and monitored appropriate internal controls during the period. There have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, from time to time we are subject to claims and administrative proceedings, none which are currently outstanding which we believe would have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations, liquidity and cash flows.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 03, 2014, which is accessible on the SEC’s website at www.sec.gov, except as noted below.
Our failure to successfully implement our new information technology system could adversely affect our business.
As part of our efforts to improve our financial reporting, we upgraded and transformed our information technology system. We may experience difficulties in transitioning to new or upgraded systems, including loss of data and decreases in productivity until personnel become familiar with the new systems. In addition, our management information systems will require modification and refinement as we grow and as our business needs change, which could prolong difficulties we experience with systems transitions, and we may not always employ the most effective systems for our purposes. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems and respond to changes in our business needs, our operating results could be harmed or we may fail to meet our reporting obligations.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2014, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the quarter ended September 30, 2014.

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

10.1
Credit Agreement, dated as of October 9, 2014, by and among CyrusOne LP, a Maryland limited partnership, the lenders party thereto and KeyBank National Association as administrative agent for the lenders. (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on October 10, 2014 (Registration No. 001-35789).)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 7th day of November, 2014.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President, Chief Executive Officer, and Director

By:	/s/ Kimberly H. Sheehy
Kimberly H. Sheehy
Chief Financial and Administrative Officer (and in her capacity as Acting Chief Accounting Officer)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 7th day of November, 2014.

CyrusOne LP

By: CyrusOne Inc., as sole trustee of CyrusOne GP, as sole general partner of CyrusOne LP

/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President, Chief Executive Officer, and Director of CyrusOne Inc.

/s/ Kimberly H. Sheehy
Kimberly H. Sheehy
Chief Financial and Administrative Officer (and in her capacity as Acting Chief Accounting Officer)