Form 10-K
period 2014-12-31
CyrusOne Inc.; CyrusOne LP
filed 2015-02-27
CIK 1553023, 1575810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
CyrusOne Inc. Yes☒   No ☐
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
CyrusOne Inc. Yes ☒   No ☐
CyrusOne LP Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
CyrusOne Inc.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
CyrusOne LP

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
CyrusOne Inc. Yes ☐   No ☒
CyrusOne LP Yes ☐    No ☒
The registrant completed the initial public offering of its Common Stock on January 24, 2013. The aggregate market value of the voting Common Stock owned by non-affiliates on June 30, 2014, was $915.5 million, computed by reference to the closing sale price of the Common Stock on the NASDAQ Global Select Market on such date.
There were 38,639,498 shares of Common Stock outstanding as of January 30, 2015.

Portions of the definitive proxy statement relating to the Company’s 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2014, of CyrusOne Inc., a Maryland corporation, and CyrusOne LP, a Maryland limited partnership, of which CyrusOne GP, a Maryland statutory trust of which CyrusOne Inc. is the sole beneficial owner and sole trustee, is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to CyrusOne Inc. together with its consolidated subsidiaries, including CyrusOne LP. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to CyrusOne LP together with its consolidated subsidiaries.
CyrusOne Inc. is a real estate investment trust, or REIT, and the sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP. As of December 31, 2014, CyrusOne Inc., together with CyrusOne GP, owned approximately 59.2% of the operating partnership units in CyrusOne LP. The remaining approximately 40.8% of the operating partnership units in CyrusOne LP, which is reflected as a noncontrolling interest, is owned by our former parent, Cincinnati Bell Inc. (“CBI”). As the sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP, CyrusOne Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.
We believe combining the annual reports of CyrusOne Inc. and CyrusOne LP into this single report on Form 10-K results in the following benefits:

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

In order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Company and the operating partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350, this report also includes separate Item 9A. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the Company and the operating partnership.
All other sections of this report, including Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk, as well as certain select footnotes to the consolidated financial statements, are presented together for CyrusOne Inc. and CyrusOne LP.
This report represents the Annual Report on Form 10-K for the year ended December 31, 2014, for CyrusOne Inc. On January 24, 2013, CyrusOne Inc. completed the initial public offering of its common stock. CyrusOne Inc. was formed on July 31, 2012, and prior to its initial public offering, it had minimal activity, consisting solely of deferred offering costs. The consolidated and combined financial statements included in this Annual Report of CyrusOne Inc., CyrusOne GP, CyrusOne LP and its subsidiaries referred to, collectively, as “CyrusOne” the “Company” “we” and “Predecessor” reflect the historical financial position, results of operations and cash flows of the data center activities and holdings of CBI for all periods presented. The Predecessor’s historical financial statements have been prepared on a “carve-out” basis from CBI’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to the data center business and include allocations of income, expenses, assets and liabilities from CBI. These allocations reflect significant assumptions, and the consolidated and combined financial statements do not fully reflect what the Predecessor’s financial position, results of operations and cash flows would have been had the Predecessor been a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of CyrusOne Inc.’s future results of operations, financial position and cash flows.

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
Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	loss of key customers;

•	economic downturn, natural disaster or oversupply of data centers in the limited geographic area that we serve;

•	risks related to the development of our properties and our ability to successfully lease those properties;

•	loss of access to key third-party service providers and suppliers;

•	inability to identify and complete acquisitions and operate acquired properties;

•	our failure to obtain necessary outside financing on favorable terms, or at all;

•	restrictions in the instruments governing our indebtedness;

•	risks related to environmental matters;

•	unknown or contingent liabilities related to our acquired properties;

•	significant competition in our industry;

•	loss of key personnel;

•	risks associated with real estate assets and the industry;

•	risks related to Cincinnati Bell Inc. (CBI”), an Ohio corporation, owning shares of our common stock and partnership units;

•	failure to maintain our status as a REIT or to comply with the highly technical and complex REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code");

•	REIT distribution requirements could adversely affect our ability to execute our business plan;

•	insufficient cash available for distribution to stockholders;

•	future offerings of debt may adversely affect the market price of our common stock;

•	increases in market interest rates may drive potential investors to seek higher dividend yields and reduce demand for our common stock; and

•	market price and volume of stock could be volatile.
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

ITEM 1.    BUSINESS
The Company
We are an owner, operator and developer of enterprise-class, carrier-neutral, multi-tenant data center properties. Our enterprise-class, carrier-neutral, multi-tenant data centers are purpose-built facilities with redundant power, cooling and access to a range of telecommunications carriers. They are not network-specific and enable customer interconnectivity to a range of telecommunication carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology (“IT”) infrastructure for approximately 670 customers in approximately 25 data centers in 11 distinct markets (9 cities in the U.S., London and Singapore). We provide twenty-four-hours-a-day, seven-days-a-week security guard monitoring with customizable security features.
Structure and Formation of Our Company
Our business is comprised of the historical data center activities and holdings of CBI. CBI operated various data centers and acquired various data center businesses prior to our formation including Cyrus Networks, LLC (“Cyrus Networks”). On various dates throughout 2012, CBI created CyrusOne Inc., CyrusOne GP and CyrusOne LP the "operating partnership" and, on November 20, 2012, certain subsidiaries of CBI contributed certain assets and operations to CyrusOne LP in exchange for the issuance of operating partnership units. We refer to these transactions as the "formation transactions."
Our Initial Public Offering
On January 24, 2013, CyrusOne Inc. completed its initial public offering (“IPO”) of common stock, issuing approximately 19.0 million shares for $337.1 million, net of underwriting discounts. At that time the operating partnership executed a 2.8 to 1.0 reverse unit split, resulting in CBI owning 44.1 million operating partnership units of CyrusOne LP.  In addition, CBI exchanged approximately 1.5 million of its operating partnership units for 1.5 million shares of CyrusOne Inc. common stock, and CBI was issued 0.4 million shares of CyrusOne Inc. common stock in repayment for transaction costs paid by CBI. In addition, on January 24, 2013, CyrusOne Inc., together with CyrusOne GP, purchased approximately 21.9 million, or 33.9% of the operating partnership’s units for $337.1 million and through CyrusOne GP assumed the controlling interest in Cyrusone LP.
Secondary Offering
On June 25, 2014, CyrusOne Inc. completed a public offering of 16.0 million shares of its common stock, including 2.1 million shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $23.25 per share, or $371.7 million. CyrusOne Inc. used the proceeds of $355.9 million, net of underwriting discounts of $15.8 million, to acquire 16.0 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI.
As of December 31, 2014, the total number of outstanding partnership units was 65.3 million and CBI holds a 40.8% noncontrolling interest in CyrusOne LP. CBI effectively owns approximately 43.7% of CyrusOne through its interest in outstanding shares of common stock of CyrusOne Inc. and its interest in the operating partnership units of CyrusOne LP.

The following diagram depicts our ownership structure as of December 31, 2014:

Public
Stockholders
95.1% Common
Stock
4.9%
Common
Stock
CBI
CyrusOne Inc.
(the REIT)
100% Beneficial
Ownership Interest
58.2%
Limited
Partnership
Interest
40.8%
Limited
Partnership
Interest
CyrusOne GP
(sole general partner)
1.0% Beneficial
Ownership
Interest
CyrusOne LP
(our operating partnership)
100%
Taxable
REIT
Subsidiaries
100%
Operating and Development Properties

Our Business

We provide mission-critical data center facilities that protect and ensure the continued operation of IT infrastructure for our customers. Our goal is to be the preferred global data center provider to the Fortune 1000. As of December 31, 2014, our customers included nine of the Fortune 20 and 144 of the Fortune 1000 or private or foreign enterprises of equivalent size. These 144 customers provided 73% of our annualized rent as of December 31, 2014.

Data centers are highly specialized and secure facilities that serve as centralized repositories of server, storage and network equipment. They are designed to provide the space, power, cooling and network connectivity necessary to efficiently operate mission-critical IT equipment. Telecommunications carriers typically provide network access into a data center through optical fiber. The demand for data center infrastructure is being driven by many factors, but most importantly by significant growth in data as well as an increased demand for outsourcing. The market for third-party data center facilities includes, among other companies, established “traditional” enterprises that are web-enabling their applications and business processes as well as cloud-centric companies with sophisticated technology requirements.

We cultivate long-term strategic relationships with our customers and provide them with solutions for their data center facilities and IT infrastructure challenges. Our offerings provide flexibility, reliability and security delivered through a tailored, customer service focused platform that is designed to foster long-term relationships. We focus on attracting customers that have not historically outsourced their data center needs and providing them with solutions that address their current and future needs. Our facilities and construction design allow us to offer flexibility in density and power resiliency, and the opportunity for expansion as our customers' needs grow. We provide twenty-four-hours-a-day, seven-days-a-week security guard monitoring with customizable security features. The CyrusOne National IX Platform (the "National IX Platform") delivers interconnection across states and between metro-enabled sites within the CyrusOne footprint and beyond. The platform enables high-performance, low-cost data transfer and accessibility for customers by uniting all of our data centers.
Our Competitive Strengths

Our ability to attract and retain the world’s largest customers is attributed to the following competitive strengths, which distinguish us from other data center operators and will enable us to continue to grow our operations.
High Quality Customer Base. The high quality of our assets combined with our reputation for serving the needs of large enterprises has enabled us to focus on the Fortune 1000 to build a quality customer base. We currently have approximately 670 customers from a broad spectrum of industries, including nine of the Fortune 20 and 144 of the Fortune 1000 or private or foreign enterprises of equivalent size. We have a particular expertise serving the energy industry given our history as a data center operator in Houston, however as our geographical footprint has expanded, we have experienced significant growth in other industries as well. Our revenue is generated by a stable enterprise customer base, as evidenced by the following as of December 31, 2014:

•	73% of our annualized rent comes from the Fortune 1000 or private or foreign enterprises of equivalent size.

•	56% of our annualized rent comes from investment grade companies or their affiliates, based on the parent company’s corporate credit rating by Standard & Poor’s Ratings Services (“S&P”).

•	37% of our annualized rent comes from the Fortune 100 or private or foreign enterprises of equivalent size.
As of December 31, 2014, no single customer represented more than 6.6% of our annualized rent, and our top 10 customers represented 42% of our annualized rent.
Strategically Located Portfolio. Our portfolio is located in several domestic and international markets possessing attractive characteristics for enterprise-focused data center operations. We have domestic properties in five of the top 10 largest U.S. cities by population (Chicago, Dallas, Houston, Phoenix and San Antonio), according to the U.S. Census Bureau, and four of the top 10 cities for Fortune 500 headquarters (Chicago, Cincinnati, Dallas and Houston), according to Forbes. We have recently expanded into Northern Virginia, which supports our strategy of growing our Fortune 1000 customer base by providing a presence on the East Coast and enhancing the geographic diversity of our portfolio. We believe cities with large populations or a large number of corporate headquarters are likely to produce incremental demand for IT infrastructure. In addition, being located close to our current and potential customers provides chief information officers (“CIOs”) with additional confidence when outsourcing their data center infrastructure to us.
Modern, High Quality, Flexible Facilities. Our portfolio includes highly efficient, reliable facilities with flexibility to customize customer solutions and accessibility to hundreds of connectivity providers. To optimize the delivery of power, our properties include modern engineering technologies designed to minimize unnecessary power usage and, in our newest facilities, we are able to provide power utilization efficiency ratios we believe to be among the best in the multi-tenant data center industry. Fortune 1000 CIOs are dividing their application stacks into groups as some applications require 100% availability while others may require significant power to support complex computing or robust connectivity. Our construction design enables us to deliver different power densities and resiliencies to the same customer footprint, allowing customers to tailor solutions to meet their application needs. In addition, the National IX Platform provides access to hundreds of telecommunication and Internet carriers.
Massively Modular® Construction Methods. Our Massively Modular® design principles allow us to efficiently stage construction on a large scale and deliver critical power and colocation square feet (“CSF”) in a timeframe that we believe is one of the best in the industry. We acquire or build a large powered shell capable of scaling with our customers’ power and colocation space needs.The powered shell can be acquired or constructed for a relatively inexpensive capital cost. Once the building shell is ready, we can build individual data center halls in portions of the building space to meet the needs of customers on a modular basis. This modular data center hall construction can be completed in 12 to 16 weeks to meet our customers’ immediate needs. This short construction timeframe ensures a very high utilization of the assets and minimizes the time between our capital investment and the receipt of customer revenue, favorably impacting our return on investment while also translating into lower costs for our customers. Our design principles also allow us to add incremental equipment to increase power densities as our customers’ power needs increase, which provides our customers with a significant amount of flexibility to manage their IT demands. We believe this Massively Modular® approach allows us to respond to rapidly evolving customer needs, to commit capital toward the highest return projects and to develop state-of-the-art data center facilities.
Significant Leasing Capability. Our focus on the customer, our ability to scale with their needs, and our operational excellence provides us with embedded future growth from our customer base. During 2014, we signed new leases representing $55.0 million in annualized revenue with previously existing customers accounting for approximately 58% of this amount. Since December 31, 2013, we have increased our operational net rentable square feet ("NRSF") by approximately 260,000 square feet or 13%, while maintaining a high percentage of NRSF leased of 85% as of December 31, 2014.
Significant, Attractive Expansion Opportunities. As of December 31, 2014, we had 489,000 NRSF of powered shell available for future development and approximately 200 acres of land that are available for future data center facility development. The powered shell available for future development allows us to nearly double our footprint in locations that are part of our domestic portfolio, and consists of approximately 329,000 NRSF in the Southwest (Texas and Phoenix) and 160,000 NRSF in the Midwest. Our current development properties and available acreage were selected based on extensive site selection criteria and the collective industry knowledge and experience of our management team with a focus on markets with a strong presence of and high demand by Fortune 1000 companies. As a result, we believe that our development portfolio contains properties that are located in markets with attractive supply and demand conditions and that possess suitable physical characteristics to support data center infrastructure.
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
Experienced Management Team. Our management team is comprised of individuals drawing on diverse knowledge and skill sets acquired through extensive experiences in the real estate, telecommunications and mission-critical infrastructure industries. In aggregate, our senior management team of 8 individuals has an average of more than 15 years of experience in the data center and communications industries.

Balance Sheet Positioned to Fund Continued Growth. As of December 31, 2014, we had $351.5 million in available liquidity, including $315.0 million in borrowing capacity under our unsecured revolving credit facility. The credit agreement governing our revolving credit facility and our term loan also includes an accordion feature that allows us to increase the aggregate commitment by up to $300 million. We believe that we are appropriately capitalized with sufficient financial flexibility and capacity to fund our anticipated growth.

Experienced Sales Force with Robust Partner Channel. We have an experienced sales force with a particular expertise in selling to large enterprises, which can require extensive consultation and drive long sales cycles as these enterprises make the initial outsourcing decision. As of December 31, 2014, we had 33 sales-related employees. We believe the depth, knowledge, and experience of our sales team differentiates us from other data center companies, and we are not as dependent on brokers to identify and acquire customers as some other companies in the industry. To complement our direct sales efforts, we have developed a robust network of more than 120 partners, including value added resellers, systems integrators and hosting providers.
Business and Growth Strategies
Our objective is to grow our revenue and earnings and maximize stockholder returns and cash flow by continuing to expand our data center infrastructure outsourcing business.
Increasing Revenue from Existing Customers and Properties. We have historically generated a significant portion of our revenue growth from our existing customers. During 2014 , we signed new leases representing $55.0 million in annualized revenue with previously existing customers accounting for approximately 58% of this amount. We will continue to target our existing customers because we believe that many have significant data center infrastructure needs that have not yet been outsourced, and many will require additional data center space and power to support their growth and their increasing reliance on technology infrastructure in their operations. To address new demand, as of December 31, 2014, we have approximately 319,000 NRSF currently available for lease. We also have approximately 708,000 NRSF under development, as well as 489,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 200 acres of land that are available for future data center shell development.
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
We acquire customers through a variety of channels. We have historically managed our sales process through a direct-to-the-customer model but are now utilizing third-party leasing agents and indirect leasing channels to expand our universe of potential new customers. Over the past few years, we have developed a robust network of more than 120 partners in our indirect leasing channels, including value added resellers, systems integrators and hosting providers. These channels, in combination with our award-winning internal marketing team, have enabled us to build both a strong brand and outreach program to new customers. Throughout the life cycle of a customer’s lease with us, we maintain a disciplined approach to monitoring their experience, with the goal of providing the highest level of customer service. This personal attention fosters a strong relationship and trust with our customers, which leads to future growth and leasing renewals.
Expanding into New Markets. Our expansion strategy focuses on developing new data centers in markets where our customers are located and in markets with a strong presence of and high demand by Fortune 1000 customers. We conduct extensive analysis to ensure an identified market displays strong data center fundamentals, independent of the demand presented by any particular customer. In addition, we consider markets where our existing customers want us to be located. We regularly meet with our customers to understand their business strategies and potential data center needs. Our strategy of broadening our geographic footprint and expanding into markets with a strong presence of and high demand by Fortune 1000 customers is what led us to our expansion into the Northern Virginia market. We believe that this approach combined with our Massively Modular® construction design reduces the risk associated with expansion into new markets because it provides strong visibility into our leasing opportunities and helps to ensure targeted returns on new developments. When considering a new market, we take a disciplined approach in evaluating potential business, property and site acquisitions, including a site’s geographic attributes, availability of telecommunications and connectivity providers, access to power, and expected costs for development.
Growing Interconnection Business. In April 2013, we launched the National IX Platform, delivering interconnection across states and between metro-enabled sites within the CyrusOne facility footprint and beyond. The platform enables high-performance, low-cost data transfer and accessibility for customers seeking to connect between CyrusOne facilities, from CyrusOne to their own private data center facility, or with one another via private peering, cross connects and/or public switching environments. Interconnection within a facility or on the National IX Platform allows our customers to share information and conduct commerce in a highly efficient manner not requiring a third-party intermediary, and at a fraction of the cost normally required to establish such a connection between two enterprises. As of December 31, 2014 approximately 60% of our annualized rent came from customers with footprints in multiple CyrusOne data centers, and the National IX Platform provides an easy and low-cost method for these customers to connect between facilities. The demand for interconnection creates additional rental and revenue growth opportunities for us, and we believe that customer interconnections increase our likelihood of customer retention by providing an environment not easily replicated by competitors. We act as a trusted neutral party that enterprises, carriers and content companies utilize to connect to each other. We believe that the reputation and industry relationships of our executive management team place us in an ongoing trusted provider role. In 2014, we became the first colocation provider in North America to receive multi-site certification from the Open-IX Association, a non-profit industry group formed to promote better standards for data center interconnection and Internet Exchanges in North America.
Our principal executive offices are located at 1649 West Frankford Road, Carrollton, TX 75007. Our telephone number is (972) 350-0060. We maintain a website, www.cyrusone.com. The information contained on, or accessible through, our website is not incorporated by reference into this Annual Report on Form 10-K.
Our Portfolio
As of December 31, 2014, our property portfolio included approximately 25 data centers in 11 distinct markets (9 cities in the U.S., London and Singapore) collectively providing approximately 2,235,000 net rentable square feet ("NRSF"), of which 85% was leased, and powered by approximately 198 MW of available UPS capacity. We own 15 of the buildings in which our data center facilities are located. We lease the remaining 10 buildings, which account for approximately 360,000 NRSF, or approximately 16% of our total operating NRSF. These leased buildings accounted for 21% of our total annualized rent as of December 31, 2014. We also currently have 708,000 NRSF under development, as well as 489,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 200 acres of land that are available for future data center shell development. Along with our primary product offering, leasing of colocation space, our customers are also interested in ancillary office and other space. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers. The following tables provide an overview of our operating and development properties as of December 31, 2014.

CyrusOne Inc.
Data Center Portfolio
As of December 31, 2014
(unaudited)

			Operating Net Rentable Square Feet (NRSF)(a)							Powered Shell Available for Future Development (NRSF)(j)	Available UPS Capacity (MW)(k)
Facilities	Metro Area	Annualized Rent(b)	Colocation Space (CSF)(c)	CSF Leased(d)	CSF Utilized (e)	Office & Other(f)	Office & Other Leased(g)	Supporting Infrastructure(h)	Total(i)
Westway Park Blvd., Houston, TX (Houston West 1)	Houston	52,457,037	112,133	97%	97%	10,563	98%	37,063	159,759	3,000	28
S. State Highway 121 Business Lewisville, TX (Lewisville)*	Dallas	38,366,836	108,687	96%	97%	11,279	96%	59,345	179,311	—	18
West Seventh St., Cincinnati, OH (7th Street)***	Cincinnati	35,253,793	212,664	92%	92%	5,744	100%	171,561	389,969	37,000	13
Southwest Fwy., Houston, TX (Galleria)	Houston	33,512,474	63,469	77%	77%	23,259	51%	24,927	111,655	—	14
W. Frankford, Carrollton, TX (Frankford)	Dallas	25,322,096	170,627	77%	78%	13,745	71%	66,020	250,392	272,000	18
South Ellis Street Chandler, AZ (Phoenix 1)	Phoenix	20,937,731	77,504	99%	100%	34,471	10%	38,441	150,416	31,000	27
Kingsview Dr., Lebanon, OH (Lebanon)	Cincinnati	20,031,449	65,303	83%	84%	44,886	72%	52,950	163,139	65,000	14
Westover Hills Blvd, San Antonio, TX (San Antonio 1)	San Antonio	18,637,788	43,843	100%	100%	5,989	89%	45,606	95,438	11,000	12
Industrial Rd., Florence, KY (Florence)	Cincinnati	16,345,633	52,698	100%	100%	46,848	87%	40,374	139,920	—	9
Westway Park Blvd., Houston, TX (Houston West 2)	Houston	12,919,914	79,492	73%	74%	3,112	59%	56,432	139,036	12,000	12
Metropolis Dr., Austin, TX (Austin 2)	Austin	9,644,277	43,772	78%	87%	912	79%	22,666	67,350	—	5
Knightsbridge Dr., Hamilton, OH (Hamilton)*	Cincinnati	9,235,796	46,565	77%	78%	1,077	100%	35,336	82,978	—	10
Parkway Dr., Mason, OH (Mason)	Cincinnati	6,022,440	34,072	100%	100%	26,458	98%	17,193	77,723	—	4
E. Ben White Blvd., Austin, TX (Austin 1)*	Austin	5,634,831	16,223	87%	87%	21,476	100%	7,517	45,216	—	2
Kestral Way (London)**	London	5,488,782	10,000	99%	99%	—	—%	—	10,000	—	1
Midway Rd., Carrollton, TX (Midway)**	Dallas	5,408,662	8,390	100%	100%	—	—%	—	8,390	—	1
South Ellis Street Chandler, AZ (Phoenix 2)	Phoenix	2,349,948	36,522	100%	100%	5,540	36%	20,784	62,846	—	6
Springer St., Lombard, IL (Lombard)	Chicago	2,229,308	13,516	73%	74%	4,115	100%	12,230	29,861	29,000	3
Marsh Lane, Carrollton, TX (Marsh Ln)**	Dallas	2,226,028	4,245	100%	100%	—	—%	—	4,245	—	1
Goldcoast Dr., Cincinnati, OH (Goldcoast)	Cincinnati	1,484,798	2,728	100%	100%	5,280	100%	16,483	24,491	14,000	1
Bryan St., Dallas, TX (Bryan St)**	Dallas	908,954	3,020	51%	51%	—	—%	—	3,020	—	1
McAuley Place, Blue Ash, OH (Blue Ash)*	Cincinnati	529,162	6,193	39%	39%	6,950	100%	2,166	15,309	—	1
E. Monroe St., South Bend, IN (Monroe St.)	South Bend	446,245	6,350	33%	33%	—	—%	6,478	12,828	4,000	1
Crescent Circle, South Bend, IN (Blackthorn)*	South Bend	361,582	3,432	43%	43%	—	—%	5,125	8,557	11,000	1
Jurong East (Singapore)**	Singapore	316,189	3,200	19%	19%	—	—%	—	3,200	—	1
Total		$326,071,753	1,224,648	88%	88%	271,704	74%	738,697	2,235,049	489,000	198

*	Indicates properties in which we hold a leasehold interest in the building shell and land. All data center infrastructure has been constructed by us and owned by us.

**	Indicates properties in which we hold a leasehold interest in the building shell, land, and all data center infrastructure.

***	The information provided for the West Seventh Street (7th St.) property includes data for two facilities, one of which we lease and one of which we own.

(a)	Represents the total square feet of a building under lease or available for lease based on engineers' drawings and estimates but does not include space held for development or space used by CyrusOne.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2014, multiplied by 12. For the month of December 2014, our total portfolio annualized rent was $326.1 million, customer reimbursements were $46.2 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From January 1, 2013 through December 31, 2014, customer reimbursements under leases with separately metered power constituted between 8.9% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2014 was $336.5 million. Our annualized effective rent was greater than our annualized rent as of December 31, 2014 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(c)	CSF represents the NRSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.

(d)
Percent leased is determined based on CSF being billed to customers under signed leases as of December 31, 2014 divided by total CSF. Leases signed but not commenced as of December 2014 are not included.

(e)	Utilization is calculated by dividing CSF under signed leases for colocation space (whether or not the customer has occupied the space) by total CSF.

(f)	Represents the NRSF at an operating facility that is currently leased or readily available for lease as space other than CSF, which is typically office and other space.

(g)
Percent leased is determined based on Office & Other space being billed to customers under signed leases as of December 31, 2014 divided by total Office & Other space. Leases signed but not commenced as of December 2014 are not included.

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

CyrusOne Inc.
NRSF Under Development
As of December 31, 2014
(Dollars in millions)
(unaudited)

		NRSF Under Development (a)						Under Development Costs(b)
Facilities	Metro Area	Colocation Space (CSF)	Office & Other	Supporting Infrastructure	Powered Shell(c)	Total	UPS MW Capacity (d)	Actual to Date(e)	Estimated Costs to Completion	Total
W. Frankford Rd. (Carrollton)	Dallas	56,000	12,000	18,000	—	86,000	3.0	$4	$16-20	$20-24
Westover Hills Blvd. (San Antonio 2)	San Antonio	30,000	20,000	25,000	49,000	124,000	3.0	26	14-17	40-43
Westway Park Blvd. (Houston West 3)	Houston	60,000	10,000	10,000	249,000	329,000	6.0	29	24-30	53-59
South Ellis Street, Chandler, AZ (Phoenix 2)	Phoenix	36,000	—	4,000	—	40,000	—	3	1-2	4-5
Ridgetop Circle, Sterling, VA (Northern VA)	Northern Virginia	30,000	16,000	35,000	48,000	129,000	6.0	39	4-5	44-45
Total		212,000	58,000	92,000	346,000	708,000	18.0	$101	$59-74	$161-176

(a)
Represents NRSF at a facility for which activities have commenced or are expected to commence in the next two quarters to prepare the space for its intended use. Estimates and timing are subject to change.

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

(e)	Capex-to-date is the cash investment as of December 31, 2014. There may be accruals above this amount for work completed, for which cash has not yet been paid.

Customer Diversification

Our portfolio is currently leased to approximately 670 customers, many of which are leading global companies. The following table sets forth information regarding the 20 largest customers, including their affiliates, in our portfolio based on annualized rent as of December 31, 2014:

CyrusOne Inc.
Customer Diversification(a)
As of December 31, 2014
(unaudited)

	Principal Customer Industry	Number of Locations	Annualized Rent(b)	Percentage of Portfolio Annualized Rent(c)	Weighted Average Remaining Lease Term in Months(d)
1	Energy	2	$21,670,137	6.6%	34.2
2	Telecommunications (CBI)(e)	8	20,188,964	6.2%	18.4
3	Information Technology	1	15,473,502	4.7%	51.0
4	Information Technology	3	15,401,712	4.7%	42.2
5	Telecommunication Services	2	15,179,310	4.7%	37.8
6	Research and Consulting Services	3	14,715,147	4.5%	16.3
7	Energy	5	13,281,282	4.1%	7.9
8	Information Technology	2	9,736,358	3.0%	30.0
9	Financials	1	6,000,225	1.8%	65.0
10	Telecommunication Services	5	5,265,673	1.6%	52.0
11	Energy	2	4,944,360	1.5%	19.0
12	Information Technology	1	4,830,477	1.5%	11.4
13	Energy	1	4,805,574	1.5%	14.7
14	Consumer Staples	1	4,788,363	1.5%	88.1
15	Information Technology	1	4,665,712	1.4%	74.0
16	Information Technology	2	4,063,820	1.2%	63.2
17	Financials	6	3,955,165	1.2%	61.1
18	Energy	4	3,942,776	1.2%	10.6
19	Energy	1	3,729,003	1.1%	17.3
20	Energy	2	3,423,904	1.1%	24.9
			$180,061,464	55.1%	33.9

(a)	Includes affiliates.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2014, multiplied by 12. For the month of December 2014, our total portfolio annualized rent was $326.1 million, and customer reimbursements were $46.2 million annualized, consisting of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From January 1, 2013, through December 31, 2014, customer reimbursements under leases with separately metered power constituted between 8.9% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2014, was $336.5 million. Our annualized effective rent was greater than our annualized rent as of December 31, 2014, because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(c)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of December 31, 2014, which was approximately $326.1 million.

(d)
Weighted average based on customer’s percentage of total annualized rent expiring and is as of December 31, 2014, assuming that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.

(e)
Includes information for both Cincinnati Bell Technology Solutions (CBTS) and Cincinnati Bell Telephone and two customers that have contracts with CBTS. We expect the contracts for these two customers to be assigned to us, but the consents for such assignments have not yet been obtained. Excluding these customers, Cincinnati Bell Inc. and subsidiaries represented 2.4% of our annualized rent as of December 31, 2014.

Lease Distribution
The following table sets forth information relating to the distribution of customer leases in the properties in our portfolio, based on NRSF under lease as of December 31, 2014:
CyrusOne Inc.
Lease Distribution
As of December 31, 2014
(unaudited)

NRSF Under Lease(a)	Number of Customers(b)	Percentage of All Customers	Total Leased NRSF(c)	Percentage of Portfolio Leased NRSF	Annualized Rent(d)	Percentage of Annualized Rent
0-999	484	73%	95,342	5%	$37,213,773	11%
1,000-2,499	66	10%	99,148	5%	20,428,533	6%
2,500-4,999	39	6%	141,283	7%	26,318,396	8%
5,000-9,999	31	5%	220,539	12%	55,091,724	17%
10,000+	40	6%	1,359,823	71%	187,019,327	58%
Total	660	100%	1,916,135	100%	$326,071,753	100%

(a)	Represents all leases in our portfolio, including colocation, office and other leases.

(b)
Represents the number of customers occupying data center, office and other space as of December 31, 2014. This may vary from total customer count as some customers may be under contract, but have yet to occupy space.

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

(d)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2014, multiplied by 12. For the month of December 2014, customer reimbursements were $46.2 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From January 1, 2013, through December 31, 2014, customer reimbursements under leases with separately metered power constituted between 8.9% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2014, was $336.5 million. Our annualized effective rent was greater than our annualized rent as of December 31, 2014, because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

Lease Expiration

The following table sets forth a summary schedule of the customer lease expirations for leases in place as of December 31, 2014, plus available space, for each of the 10 full calendar years beginning January 1, 2015, at the properties in our portfolio.
CyrusOne Inc.
Lease Expirations
As of December 31, 2014
(unaudited)

Year(a)	Number of Leases Expiring(b)	Total Operating NRSF Expiring	Percentage of Total NRSF	Annualized Rent(c)	Percentage of Annualized Rent	Annualized Rent at Expiration(d)	Percentage of Annualized Rent at Expiration
Available		318,914	14%
Month-to-Month	179	29,404	1%	$11,797,455	4%	$11,821,342	3%
2015	889	405,588	18%	72,881,716	22%	78,293,399	22%
2016	583	273,516	12%	67,050,718	21%	67,652,797	19%
2017	749	325,430	15%	50,141,151	15%	52,195,763	15%
2018	223	218,922	10%	43,240,350	13%	47,044,582	14%
2019	200	250,368	11%	35,707,357	11%	38,961,034	11%
2020	78	164,719	8%	17,718,630	5%	19,571,243	6%
2021	71	74,347	3%	14,976,412	5%	16,455,928	5%
2022	3	31,369	1%	3,267,554	1%	3,578,407	1%
2023	43	59,823	3%	6,262,053	2%	7,662,408	2%
2024 - Thereafter	10	82,649	4%	3,028,357	1%	6,958,380	2%
Total	3,028	2,235,049	100%	$326,071,753	100%	$350,195,283	100%

(a)
Leases that were auto-renewed prior to December 31, 2014 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised.

(b)	Number of leases represents each agreement with a customer. A lease agreement could include multiple spaces and a customer could have multiple leases.

(c)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2014, multiplied by 12. For the month of December 2014, customer reimbursements were $46.2 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From January 1, 2013 through December 31, 2014, customer reimbursements under leases with separately metered power constituted between 8.9% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2014, was $336.5 million. Our annualized effective rent was greater than our annualized rent as of December 31, 2014, because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(d)	Represents the final monthly contractual rent under existing customer leases that had commenced as of December 31, 2014, multiplied by 12.

Regulation
General
Properties in our markets are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties has the necessary permits and approvals for us to operate our business.
Americans With Disabilities Act
Our properties must comply with Title III of the Americans with Disabilities Act of 1990, or the ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.
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

Independent environmental consultants have conducted Phase I or similar non-intrusive environmental site assessments on recently acquired properties and if appropriate, additional environmental inquiries and assessments. Nonetheless, we may acquire or develop sites in the future with unknown environmental conditions from historical operations. Although we are not aware of any sites at which we currently have material remedial obligations, the imposition of remedial obligations as a result of spill or the discovery of contaminants in the future could result in significant additional costs to us.

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
Insurance
We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy. In the opinion of our management, our policy specifications, limits and insurance carriers are appropriate given the relative risk of loss, the cost of coverage and industry practice. We cannot provide any assurance that the business interruption or property insurance we have will cover all losses that we may experience, that the insurance carrier will be solvent, that rates will remain commercially reasonable, that insurance carriers will not cancel our policies, or that the insurance carriers will pay all claims made by us. Certain circumstances, such as acts of war, are generally uninsurable under our policies. See also “Risk Factors-Risks Related to Our Business and Operations." Any losses to our properties that are not covered by insurance, or that exceed our policy coverage limits, could adversely affect our business, financial condition and results of operations.
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
Employees
We employ approximately 300 persons. None of these employees are represented by a labor union.
Financial Information
For financial information related to our operations, please refer to the financial statements including the notes thereto, included in this Annual Report on Form 10-K.
How to Obtain Our SEC Filings

Effective January 24, 2013, we became subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and consequently we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). All reports we file with the SEC will be available free of charge via EDGAR through the SEC website at http://www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Information about the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. We make available our reports on Forms 10-K, 10-Q, and 8-K (as well as all amendments to these reports), and other information, free of charge, at the Investor Relations section of our website at http://www.cyrusone.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this report or any other document that we file with the SEC.

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
We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. Our top 20 customers collectively accounted for approximately 55% of our total annualized rent as of December 31, 2014. As a result of this customer concentration, our business, financial condition and results of operations, including the amount of cash available for distribution to our stockholders, could be adversely affected if we lose one or more of our larger customers, if such customers significantly reduce their business with us or if we choose not to enforce, or to enforce less vigorously, any rights that we may have now or in the future against these significant customers because of our desire to maintain our relationship with them.
A significant percentage of our customer base is also concentrated in industry sectors that may from time to time experience volatility, including the energy and technology sectors. Enterprises in the technology and energy industries comprised approximately 30% and 28%, respectively, of our annualized rent as of December 31, 2014. A downturn in one of these industries could negatively impact the financial condition of one or more of our energy or technology customers, including several of our larger customers. In an industry downturn, those customers could default on their obligations to us, delay the purchase of new services from us or decline to renew expiring leases, any of which could have an adverse effect on our business, financial condition and results of operations.
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
Our customers may not renew their leases following expiration. This risk is increased by the significant percentage of our customer leases that expire every year. As of December 31, 2014, leases representing 22%, 21% and 15% of the annualized rent for our portfolio will expire during 2015, 2016 and 2017, respectively, and an additional 4% of the annualized rent for our portfolio was from month-to-month leases. While historically we have retained a significant number of our customers, including those leasing from us on a month-to-month basis, upon expiration our customers may elect not to renew their leases or renew their leases at lower rates, for fewer services or for shorter terms. If we are unable to successfully renew or continue our customer leases on the same or more favorable terms or subsequently re-lease available data center space when such leases expire, our business, financial condition and results of operations could be adversely affected.
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

Our portfolio of properties consists primarily of data centers geographically concentrated in the Cincinnati, Ohio metro area and cities in Texas. These markets comprised 27% and 63%, respectively, of our annualized rent as of December 31, 2014. As such, we are susceptible to local economic conditions and the supply of, and demand for, data center space in these markets. If there is a downturn in the economy, a natural disaster or an oversupply of, or decrease in demand for, data centers in these markets, our business could be adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.
Even if we have additional space available for lease at any one of our data centers, our ability to meet existing customer requirements or lease this space to existing or new customers could be constrained by our ability to provide sufficient electrical power and cooling capacity.
Customers are increasing their deployment of high-density IT equipment in our data centers, which has significantly increased the demand for power and cooling capacity. As current and future customers increase their power footprint in our facilities over time, we may be required to upgrade or add to our existing infrastructure or add additional infrastructure to meet customer requirements. Power and cooling systems are difficult and expensive to upgrade, and such changes may be required at a time or on a timeline during which we lack the financial or operational ability to make such changes. Our failure to timely upgrade or add additional infrastructure could result in a failure to meet the requirements of our existing customers, or limit our ability to increase occupancy rates or density within our existing facilities, whether for new or existing customers. Similarly, even when successful in implementing such changes, we may not be able to pass on any additional costs to our customers.
We do not own all of the buildings in which our data centers are located. Instead, we lease or sublease certain of our data center spaces and the ability to retain these leases or subleases could be a significant risk to our ongoing operations.
We do not own 10 buildings that account for approximately 360,000 NRSF, or approximately 16% of our total operating NRSF. These leased buildings accounted for 21% of our total annualized rent as of December 31, 2014. Our business could be harmed if we are unable to renew the leases for these data centers on favorable terms or at all. Additionally, in several of our smaller facilities we sublease our space, and our rights under these subleases are dependent on our sublandlord retaining its rights under the prime lease. The weighted average remaining term for such leases and subleases is approximately seven years, or approximately 16 years after giving effect to our contractual renewal rights. When the primary terms of our existing leases expire, we generally have the right to extend the terms of our leases for one or more renewal periods, subject to, in the case of several of our subleases, our sublandlord renewing its term under the prime lease. For four of these leases and subleases, the renewal rent will be determined based on the fair market value of rental rates for the property, and the then prevailing rental rates may be higher than the current rental rates under the applicable lease. The rent for the remaining leases and subleases will be based on a fixed percentage increase over the base rent during the year immediately prior to expiration. Several of our data centers are leased or subleased from other data center companies, which may increase our risk of non-renewal or renewal on less than favorable terms. If renewal rates are less favorable than those we currently have, we may be required to increase revenues within existing data centers to offset such increase in lease payments. Failure to increase revenues to sufficiently offset these projected higher costs would adversely impact our operating income. Upon the end of our renewal options, we would have to renegotiate our lease terms with the applicable landlords.
Additionally, if we are unable to renew the lease at any of our data centers, we could lose customers due to the disruptions in their operations caused by the relocation. We could also lose those customers that choose our data centers based on their locations. In addition, it is not typical for us to relocate data center infrastructure equipment, such as generators, power distribution units and cooling units, from their initial installation. The costs of relocating such equipment to different data centers could be prohibitive and, as such, we could lose the value of this equipment. For these reasons, any lease that cannot be renewed could adversely affect our business, financial condition and results of operations.
Any losses to our properties that are not covered by insurance, or that exceed our coverage limits, could adversely affect our business, financial condition and results of operations.
The properties in our portfolio are subject to risks, including from causes related to riots, war, terrorism or acts of God. For example, our properties located in Texas are generally subject to risks related to tropical storms, tornadoes, hurricanes, floods and other severe weather or natural events and our properties located in the Midwest are generally subject to risks related to earthquakes, tornadoes and other severe weather. All our properties could have unknown title defects or encumbrances. While we carry commercial property insurance including business interruption, flood and earth movement covering all of the properties in our portfolio, and title insurance on a substantial number of our properties, the amount of insurance coverage may not be sufficient to fully cover losses we may incur.
If we experience a loss that is uninsured or exceeds our policy coverage limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties were subject to recourse indebtedness, we could continue to be liable for the indebtedness even if these properties were irreparably damaged or subject of a loss.
In addition, even if a title defect or damage to our properties is covered by insurance, a disruption of our business caused by a casualty event may result in the loss of business or customers. The business interruption insurance we carry may not fully compensate us for the loss of business or customers due to an interruption caused by a title defect or casualty event.
A failure of an insurance company to make payments to us upon an event of loss covered by an insurance policy could adversely affect our business, financial condition and results of operations. We monitor our insurance carrier's financial strength rating and financial size category by only placing insurance with carriers who have an A.M. Best Rating of A- XII or better. However, it can be difficult to evaluate the stability and net assets or capitalization of insurance companies, and any insurance company's ability to meet its claim payment obligations.
Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could reduce our revenues and harm our brand and reputation.
Our business depends on providing customers with a highly reliable data center environment. We may fail to provide such service as a result of numerous factors, including:

•	human error;

•	failure to timely deploy adequate infrastructure to meet customer requirements;

•	unexpected equipment failure;

•	power loss or telecommunications failures;

•	improper building maintenance by our landlords in the buildings that we lease;

•	physical or electronic security breaches;

•	fire, tropical storm, hurricane, tornado, flood, earthquake and other natural disasters;

•	water damage;

•	war, terrorism and any related conflicts or similar events worldwide; and

•	sabotage and vandalism.
Problems at one or more of our data centers, whether or not within our control, could result in service interruptions or equipment damage. Substantially all of our leases include terms requiring us to meet certain service level commitments primarily in terms of electrical output to, and maintenance of environmental conditions in, the data center raised floor space leased by customers. Any failure to meet these commitments or any equipment damage in our data centers, including as a result of mechanical failure, power outage, human error on our part or other reasons, could subject us to liability under our lease terms, including service level credits against customer rent payments, or, in certain cases of repeated failures, the right by the customer to terminate the lease. For example, although our data center facilities are engineered to reliably power and cool our customers’ computing equipment, it is possible that an outage could adversely affect a facility’s power and cooling capabilities. Depending on the frequency and duration of these outages, the affected customers may have the right to terminate their lease, which could have a negative impact on our business. We may also be required to expend significant financial resources to upgrade or add to existing infrastructure to meet customer requirements for power and cooling, and we may not be financially or operationally able to do so in a timely manner. We may also be required to expend significant financial resources to protect against physical or cyber security breaches that could result in the misappropriation of our proprietary information or the information of our customers. We may not be able to implement security measures in a timely manner or, if and when implemented, these measures might be circumvented. Service interruptions, equipment failures or security breaches may also expose us to additional legal liability and damage our brand and reputation, and could cause our customers to terminate or not renew their leases. In addition, we may be unable to attract new customers if we have a reputation for significant or frequent service disruptions, equipment failures or physical or cyber security breaches in our data centers. Any such failures could adversely affect our business, financial condition and results of operations.
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
We rely on third-party local utilities to provide power to our data centers. We are therefore subject to an inherent risk that such local utilities may fail to deliver such power in adequate quantities or on a consistent basis, and our recourse against the utility and ability to control such failures may be limited. If power delivered from the local utility is insufficient or interrupted, we would be required to provide power through the operation of our on-site generators, generally at a significantly higher operating cost than we would pay for an equivalent amount of power from the local utility. We may not be able to pass on the higher cost to our customers. In addition, if the generator power were to fail, we would generally be subject to paying service level credits to our customers, who may in certain instances also have the right to terminate their leases. Furthermore, any sustained loss of power could reduce the confidence of our customers in our services thereby impairing our ability to attract and retain customers, which would adversely affect both our ability to generate revenues and our results of operations.
In addition, even when power supplies are adequate, we may be subject to pricing risks and unanticipated costs associated with obtaining power from various utility companies. While we actively seek to lock-in utility rates, many factors beyond our control may increase the rate charged by the local utility. For instance, municipal utilities in areas experiencing financial distress may increase rates to compensate for financial shortfalls unrelated to either the cost of production or the demand for electricity. Utilities may be dependent on, and be sensitive to price increases for, a particular type of fuel, such as coal, oil or natural gas. In addition, the price of these fuels and the electricity generated from them could increase as a result of proposed legislative measures related to climate change or efforts to regulate carbon emissions. In any of these cases, increases in the cost of power at any of our data centers could put those locations at a competitive disadvantage relative to data centers served by utilities that can provide less expensive power. These pricing risks are particularly acute with respect to our customer leases that are structured on a full-service gross basis, where the customer pays a fixed amount for both colocation rental and power. Our business, financial condition and results of operations could be adversely affected in the event of an increase in utility rates under these leases, which, as of December 31, 2014, accounted for approximately 29% of our leased NRSF, because we may be limited in our ability to pass on such costs to these customers.
We depend on third parties to provide network connectivity to the customers in our data centers, and any delays or disruptions in connectivity may adversely affect our business, financial condition and results of operations.
Our customers require internet connectivity and connectivity to the fiber networks of multiple third-party telecommunications carriers. In order for us to attract and retain customers, our data centers need to provide sufficient access for customers to connect to those carriers. While we provide space and facilities in our data centers for carriers to locate their equipment and connect customers to their networks, any carrier may elect not to offer its services within our data centers or may elect to discontinue its service. Furthermore, carriers may periodically experience business difficulties which could affect their ability to provide telecommunications services, or the service provided by a carrier may be inadequate or of poor quality. If carriers were to terminate connectivity within our data centers or if connectivity were to be degraded or interrupted, it could put that data center at a competitive disadvantage versus a competitor’s data center that does provide adequate connectivity. A material loss of adequate third-party connectivity could have an adverse effect on the businesses of our customers and, in turn, our own results of operations and cash flow.

Furthermore, each new data center that we develop requires significant amounts of capital to be expended by third-party telecommunications carriers for the construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to our data centers is complex and involves factors outside of our control, including regulatory requirements, the availability of construction resources and the sufficiency of such third-party telecommunications carriers’ financial resources to fund the construction. Additionally, hardware or fiber failures could cause significant loss of connectivity. If we are unable to establish highly diverse network connectivity to our data centers, or if such network connectivity is materially delayed, is discontinued or is subject to failure, our ability to attract new customers or retain existing customers may be negatively affected and, as a result our results of operations and cash flows may be adversely affected.
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
We have significantly and rapidly expanded the size of our Company. For example, we increased our footprint by 13% from approximately 1,975,300 NRSF at the end of 2013 to approximately 2,235,000 NRSF by December 31, 2014. Our growth may significantly strain our management, operational and financial resources and systems. An inability to manage our growth effectively or the increased strain on our management, our resources and systems could materially adversely affect our business, financial condition and results of operations.
To fund our growth strategy and refinance our indebtedness, we depend on external sources of capital, which may not be available to us on commercially reasonable terms or at all.
In order to maintain our qualification as a REIT, we are required under the Code, among other things, to distribute at least 90% of our REIT taxable income annually, determined without regard to the dividends paid deduction and excluding any net capital gains. Even if we maintain our qualification as a REIT, we will be subject to U.S. federal income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, as well as U.S. federal income tax at regular corporate rates for income recognized by our taxable REIT subsidiaries (“TRS”). Because of these distribution requirements, we will likely not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third-party capital markets sources for debt or equity financing to fund our growth strategy. In addition, we may need third-party capital markets sources to refinance our indebtedness at maturity. Continued or increased turbulence in the U.S., European and other international financial markets and economies may adversely affect our ability to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our business, financial condition and results of operations. As such, we may not be able to obtain the financing on favorable terms or at all. Our access to third-party sources of capital also depends, in part, on:

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
As of December 31, 2014, we had a total combined indebtedness, including capital lease obligations, of approximately $673 million and other financing arrangements of $53 million. We also currently have the ability to borrow up to an additional $315 million under our revolving credit facility, subject to satisfying certain financial tests. The credit agreement governing the revolving credit facility and the term loan contains an accordion feature that allows the operating partnership to increase the aggregate commitment by up to $300 million. There are no limits on the amount of indebtedness we may incur other than limits contained in the senior notes indenture, our revolving credit facility, or future agreements that we may enter into. A substantial level of indebtedness could have adverse consequences for our business, financial condition and results of operations because it could, among other things:

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
The agreements governing our indebtedness contain covenants that place restrictions on us and our subsidiaries. These covenants restrict, among other things, our and our subsidiaries’ ability to:

•	merge, consolidate or transfer all, or substantially all, of our or our subsidiaries’ assets;

•	incur additional debt or issue preferred stock;

•	make certain investments or acquisitions;

•	create liens on our or our subsidiaries’ assets;

•	sell assets;

•	make capital expenditures;

•	make distributions on or repurchase our stock;

•	enter into transactions with affiliates;

•	issue or sell stock of our subsidiaries; and

•	change the nature of our business.
These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. In addition, our revolving credit facility requires us to maintain specified financial ratios and satisfy financial condition tests. The indenture governing our senior notes also requires our operating partnership and its subsidiaries to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants or covenants under any other agreements governing our indebtedness could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders or holders thereof could elect to declare all outstanding debt under such agreements to be immediately due and payable. If we were unable to repay or refinance the accelerated debt, the lenders or holders, as applicable, could proceed against any assets pledged to secure that debt, including foreclosing on or requiring the sale of our data centers, and our assets may not be sufficient to repay such debt in full.
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
We may incur significant costs complying with the Americans with Disabilities Act, or ADA, and similar laws, which could materially adversely affect our financial condition and operating results.

Under the ADA, all places of public accommodation must meet federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws may also require modifications to our properties.
We have not conducted an audit or investigation of all of our properties to determine our compliance with the ADA. If one of our properties is not in compliance with the ADA, we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other similar legislation, our financial condition and results of operations could be materially adversely affected.

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
We have limited operating history as a REIT. Similarly, while we formerly operated as a subsidiary of a public company, and key members of our management team have served in leadership roles of public companies, we have limited operating history as an independent public company. We cannot assure you that our past experience will be sufficient to successfully operate our company as a REIT or an independent public company. We are required to implement substantial control systems and procedures in order to maintain our qualification as a REIT, satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and NASDAQ Global Select Market listing standards. As a result, our management and other personnel need to devote a substantial amount of time to comply with these rules and regulations and establish and maintain the corporate infrastructure and controls demanded of a publicly traded REIT. These costs and time commitments could be substantially more than we currently expect. Therefore, our historical financial statements may not be indicative of our future costs and performance as a stand-alone company. If we are unable for any reason to respond adequately to the increased demands that result from being an independent public company, the quality and timeliness of our financial reporting may suffer, and we could experience significant deficiencies or material weaknesses in our disclosure controls and procedures or our internal control over financial reporting.
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
As part of our efforts to improve our financial reporting, we upgraded and transformed our information technology system. Transitioning to new or upgraded systems can create difficulties. We may experience difficulties in transitioning to new or upgraded systems, including loss of data and decreases in productivity until personnel become familiar with new systems. In addition, our management information systems will require modification and refinement as we grow and as our business needs change, which could prolong difficulties we experience with systems transitions, and we may not always employ the most effective systems for our purposes. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems and respond to changes in our business needs, our operating results could be harmed or we may fail to meet our reporting obligations.
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
The markets for the data centers we own and operate, as well as the industries in which our customers operate, are characterized by rapidly changing technology, evolving industry standards, frequent new service introductions, shifting distribution channels and changing customer demands. Our data center infrastructure may become obsolete due to the development of new systems to deliver power to or eliminate heat from the servers that we house. Additionally, our data center infrastructure could become obsolete as a result of the development of new server technology that does not require the levels of critical load and heat removal that our facilities are designed to provide and could be run less expensively on a different platform. In addition, our power and cooling systems are difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers. The obsolescence of our power and cooling systems could have a material negative impact on our business, financial condition and results of operations. Furthermore, potential future regulations that apply to industries we serve may require customers in those industries to seek specific requirements from their data centers that we are unable to provide. These may include physical security requirements applicable to the defense industry and government contractors and privacy and security regulations applicable to the financial services and health care industries. If such regulations were adopted, we could lose some customers or be unable to attract new customers in certain industries, which would have a material adverse effect on our results of operations.
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
We have deployed the National IX Platform throughout several of our properties, and expect that we will further deploy it throughout our portfolio to meet customer demand. The National IX Platform allows our customers to connect to third-party carriers and other customers. We may be required to incur substantial additional costs to operate and expand the National IX Platform. The National IX Platform is subject to failure resulting from numerous factors, including but not limited to:

•	human error;

•	equipment failure;

•	physical, electronic, and cyber-security breaches;

•	fire, earthquake, hurricane, flood, tornado and other natural disasters in our facilities;

•	failure to properly connect to third-party carriers or other customers;

•	fiber cuts;

•	power loss;

•	terrorist acts;

•	sabotage and vandalism; and

•	failure of business partners who provide components of the National IX Platform or third-party connectivity from the National IX Platform.
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
Our ability to make expected distributions to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution to our stockholders and the value of our properties. These events include:

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
Risks Related to CBI
As of December 31, 2014, CBI owned 4.9% of our outstanding shares of common stock and 40.8% of our operating partnership units and has the right to nominate a certain number of our directors. CBI’s interests may differ from or conflict with the interests of our other stockholders.
As of December 31, 2014, CBI owned 4.9% of our outstanding shares of common stock and 40.8% of our operating partnership's outstanding operating partnership units. If all of CBI's operating partnership units were exchanged for shares of our common stock, CBI would own approximately 43.7% of our common stock. The ownership of 4.9% of our outstanding shares of common stock and, if acquired, the ownership of additional shares of our common stock could permit CBI to have a significant impact on the result of any vote of our stockholders. In general, CBI’s interest in our operating partnership will entitle it to share in cash distributions from, and in the profits and losses of, our operating partnership in proportion to its percentage ownership. In addition, so long as CBI owns more than 20% of our shares (including partnership units that are convertible into shares) the operating partnership agreement of our operating partnership grants CBI the right to nominate (i) if there is an even number of directors, 20% of the number of directors minus one; or (ii) if there is an odd number of directors, 20% of the number of directors minus 0.5, but in no event less than one director.
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
As a result, CBI has the ability to exercise influence over the decisions of the Company, including with respect to decisions relating to our capital structure, issuing additional shares of our common stock or other equity securities, making distributions, incurring additional debt, making acquisitions, selling properties or other assets, merging with other companies and undertaking other extraordinary transactions. In any of these matters, the interests of CBI may differ from or conflict with the interests of our other stockholders.
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
Our charter and bylaws contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interests, including the following:

•
Our Charter Contains Restrictions on the Ownership and Transfer of Our Stock. In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elect to be taxed as a REIT. Subject to certain exceptions, our charter prohibits any stockholder from owning beneficially or constructively more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock, or 9.8% in value of the aggregate of the outstanding shares of all classes or series of our stock. We refer to these restrictions collectively as the “ownership limits.” The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding common stock or the outstanding shares of all classes or series of our stock by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Our charter also prohibits any person from owning shares of our stock that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares of our common stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. These ownership limits may prevent a third-party from acquiring control of us if our board of directors does not grant an exemption from the ownership limits, even if our stockholders believe the change in control is in their best interests. Although it is under no continuing obligation to do so, our board of directors has granted some limited exemptions from the ownership limits applicable to other holders of our common stock, including an exemption granted to CBI, subject to certain initial and ongoing conditions designed to protect our status as a REIT, including (with respect to CBI) the receipt of an Internal Revenue Service ("IRS") private letter ruling or an opinion of counsel from a nationally recognized law firm that the exercise of any such exemption should not cause any rent payable by CBI to jeopardize our REIT status.

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
As part of the formation transactions, we assumed existing liabilities of the data center business of CBI, including, but not limited to, liabilities in connection with our properties, some of which may be unknown or unquantifiable. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants, vendors or other persons dealing with the entities, tax liabilities and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. In connection with the formation transactions, the wholly-owned subsidiaries of CBI that transferred properties and other assets to us have made certain limited representations and warranties and indemnities to us regarding potential material adverse impacts on the properties and entities acquired by us in the formation transactions. However, the representations, warranties, and indemnity have significant limitations with respect to scope, thresholds, and time limitations. To the extent the indemnification has not already expired, it may not be sufficient to cover all liabilities assumed, and we are not entitled to indemnification from any other sources in connection with the formation transactions. In addition, because many liabilities, including tax liabilities, may not be identified within the periods in which we have indemnity from these CBI subsidiaries, we may have no recourse against them for these liabilities.
Risks Related to Status as a REIT
If we fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.
CyrusOne, Inc. has elected to be taxed as a REIT under the Code commencing with our initial taxable year ending December 31, 2013. We intend to continue to operate in a manner that will allow us to remain qualified as a REIT. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals.
We have received a private letter ruling from the IRS with respect to certain issues relevant to our qualification as a REIT. In general, the ruling provides, subject to the terms and conditions contained therein, that certain structural components of our properties (e.g., relating to the provision of electricity, heating, ventilation and air conditioning, regulation of humidity, security and fire protection, and telecommunications services) and intangible assets, and certain services that we or CBI may provide, directly or through subsidiaries, to our tenants, will not adversely affect our qualification as a REIT. Although we may generally rely upon the ruling, no assurance can be given that the IRS will not challenge our qualification as a REIT on the basis of other issues or facts outside the scope of the ruling.
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
Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential rates. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, in order to meet the REIT qualification requirements, we may hold some of our assets or conduct certain of our activities through one or more TRS or other subsidiary corporations that will be subject to federal, state, and local corporate-level income taxes as regular C corporations. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s length basis. Any of these taxes would decrease cash available for distribution to our stockholders.
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
As described above, as of December 31, 2014, CBI owned approximately 4.9% of our common stock and 40.8% of our operating partnership’s outstanding operating partnership units. In certain circumstances, CBI may be able to exchange those units for shares of our common stock, and any such exchange may result in CBI owning a significant percentage of our common stock. We have granted CBI a waiver of the ownership restrictions contained in our charter, subject to certain initial and ongoing conditions designed to protect our status as a REIT, including the receipt of an IRS private letter ruling or an opinion of counsel from a nationally recognized law firm that the exercise of any such exemption should not cause any rent payable by CBI to jeopardize our REIT status. Such an opinion of counsel or a private letter ruling will be based on certain facts and assumptions, which, if incorrect, could result in certain rents we receive being treated as non-qualifying income for purposes of the REIT requirements. An opinion of counsel is not binding on the IRS or a court, so there can be no certainty that the IRS will not challenge the conclusions reflected in the opinion or that a court would not sustain such a challenge. Even if we have reasonable cause for a failure to meet the REIT income tests as a result of receiving non-qualifying rental income, we would nonetheless be required to pay a penalty tax in order to retain our REIT status.
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
Prior to the completion of our initial public offering, there was not any public market for our common stock. Even with an active trading market for our common stock, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, a holder may be unable to resell shares at a profit or at all. We cannot provide any assurance that the market price of our common stock will not fluctuate or decline significantly in the future.
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
To the extent that the market value of a REIT’s equity securities is based primarily upon market perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales, acquisitions, development or refinancing and is secondarily based upon the value of the underlying assets, shares of our common stock may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes rather than distributing the cash flow to stockholders, these retained funds, while increasing the value of our underlying assets, may negatively impact the market price of our common stock. Our failure to meet market expectations with regard to future earnings and cash distributions would likely adversely affect the market price of our common stock.

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

	Market Price
	High	Low	Dividend declared
First Quarter 2013	$23.71	$20.53	$0.16
Second Quarter 2013	24.84	18.90	0.16
Third Quarter 2013	22.22	17.93	0.16
Fourth Quarter 2013	22.94	17.41	0.16
First Quarter 2014	23.44	20.21	0.21
Second Quarter 2014	25.00	19.52	0.21
Third Quarter 2014	26.88	23.64	0.21
Fourth Quarter 2014	28.37	23.59	0.21

B)	Holders
As of January 30, 2015, CyrusOne Inc. had 225 shareholders of record and 38,639,498 outstanding shares.

C)	Distribution Policy
We have made distributions in the form of dividends each quarter since the completion of our IPO as shown in the chart above. In order to comply with the REIT requirements of the Code, we plan to continue to make quarterly distributions to our shareholders of at least 90% of our taxable income. Distributions made by us will be authorized and determined by our board of directors in its sole discretion out of funds legally available therefore and will be dependent upon a number of factors, including restrictions under applicable law and other factors. If we have underestimated our cash available for distribution, we may need to increase our borrowings in order to fund our intended distributions. Notwithstanding the foregoing, our revolving credit facility and indenture restrict CyrusOne LP from making distributions to holders of its partnership units, or redeeming or otherwise repurchasing shares of its partnership units, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable CyrusOne Inc. to maintain its qualification as a REIT and to minimize the payment of income taxes.

D)	Recent Sales of Unregistered Securities
As part of the formation transactions, we issued 44.1 million of the outstanding partnership units of our operating partnership to CBI, after giving effect to an approximately 2.8-to-1 unit reverse split immediately prior to the completion of our initial public offering. In connection with the completion of our initial public offering, on January 24, 2013, we issued 0.4 million shares of our common stock to CBI in exchange for the satisfaction and discharge of intercompany indebtedness related to CBI’s incurrence of certain offering expenses on our behalf. In addition, on the same date, CBI also exchanged approximately 1.5 million partnership units for an equal number of shares of CyrusOne common stock. We have a pre-existing relationship with CBI, and the sale of our common stock and the operating partnership units was effected under an exemption from registration provided by Section 4(a)(2) of the Securities Act. In addition, we also issued approximately 1.1 million shares of our common stock to directors and employees. Vesting of those shares is contingent upon completion of service.
On January 24, 2013, we completed our initial public offering of common stock pursuant to a Registration Statement on Form S-11, as amended (Reg. No. 333-183132) that was declared effective on January 17, 2013. Under the registration statement, we registered 19.0 million shares of our common stock. All of the 19.0 million shares of common stock registered under the registration statement, which included 2.5 million shares of our common stock covered by an over-allotment option granted to the underwriters, were sold at a price to the public of $19.00 per share. Morgan Stanley & Co. LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as representatives of the underwriters. The offering commenced on January 17, 2013 and was closed on January 24, 2013. The closing of the over-allotment portion of the offering also occurred on January 24, 2013. As a result of the initial public offering, we raised a total of $360.5 million in gross proceeds, and retained approximately $337.1 million in net proceeds after deducting underwriting discounts and commissions of $23.4 million. We used the entire amount of the net proceeds from the offering to purchase approximately 19.0 million of CyrusOne LP’s operating partnership units. CyrusOne LP has used and continues to use the proceeds it received from us to fund acquisitions of real estate, development of real estate, recurring real estate expenditures and other non-real estate capital expenditures and general working capital.
On June 25, 2014, CyrusOne Inc. completed a public offering of 16.0 million shares of its common stock, including
2.1 million shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $23.25 per share, or $371.7 million. CyrusOne Inc. used the proceeds of $355.9 million, net of underwriting discounts of $15.8 million, to acquire 16.0 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI.

As of December 31, 2014, the total number of outstanding partnership units was 65.3 million and CBI holds a 40.8%
noncontrolling interest in the operating partnership. CBI effectively owns approximately 43.7% of CyrusOne through its interest in outstanding shares of common stock of CyrusOne Inc. and its interest in the operating partnership units of
CyrusOne LP.

E)	Stock Performance
The following graph compares the cumulative total stockholder return on CyrusOne Inc.’s common stock for the year ended December 31, 2014, with the cumulative total return on the S&P 500 Market Index and the MSCI US REIT Index (RMZ). The comparison assumes that $100 was invested on January 17, 2013 in CyrusOne, Inc.’s common stock and in each of these indices and assumes reinvestment of dividends, if any.

Stock Performance Chart
Index Value
160
155
150
145
140
135
130
125
120
115
110
105
100
95
90
January 17, 2013
March 31, 2013
June 30, 2013
September 30, 2013
December 31, 2013
March 31, 2014
June 30, 2014
September 30, 2014
December 31, 2014
Pricing Date
CONE
S&P 500
MSCI US REIT

Pricing Date	CONE	S&P 500	MSCI US REIT
January 17, 2013	$100.0	$100.0	$100.0
March 31, 2013	121.5	106.0	104.1
June 30, 2013	111.2	108.5	101.5
September 30, 2013	102.7	113.5	97.6
December 31, 2013	121.6	124.8	95.8
March 31, 2014	114.6	126.4	104.3
June 30, 2014	138.1	132.4	110.6
September 30, 2014	134.5	133.2	106.1
December 31, 2014	155.3	139.0	120.0

F)	Issuer Purchases of Equity Securities
None.

ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth selected financial and operating data on a consolidated and combined historical basis.

Our business is comprised of the historical data center activities and holdings of CBI. CBI operated a Cincinnati-based data center business for 10 years before acquiring Cyrus Networks LLC, a data center operator in Texas. In anticipation of our initial public offering, these businesses were combined under our operating partnership, CyrusOne LP, which was created as a Maryland limited partnership on July 31, 2012. CyrusOne Inc., a Maryland corporation, was also formed on July 31, 2012, and is the parent of the wholly-owned general partner of the operating partnership. Effective December 31, 2013, CyrusOne Inc. qualified as a real estate investment trust for federal income tax purposes. Certain activities are conducted through our taxable REIT subsidiary, CyrusOne TRS Inc., a Delaware corporation.
The financial information presented below as of December 31, 2014, and 2013, for the year ended December 31, 2014, the period ended January 23, 2013 (January 1, 2013, to January 23, 2013), and the period ended December 31, 2013 (January 24, 2013 to December 31, 2013) and the year ended December 31, 2012 has been derived from our audited consolidated and combined financial statements included elsewhere in this Form 10-K. The historical financial information as of December 31, 2012, 2011 and 2010, and for the years ended December 31, 2011 and 2010, has been derived from the Predecessor’s combined financial statements not included in this Form 10-K.
You should read the following selected financial data in conjunction with our combined historical financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K.

	Successor		Predecessor
(Amounts in millions, except per share data)	2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	2012	2011	2010 (a)
Statement of Operations Data:
Revenue	$330.9	$248.4	$15.1	$220.8	$181.7	$127.5
Costs and expenses:
Property operating expenses	124.5	88.4	4.8	76.0	58.2	43.9
Sales and marketing	12.8	9.9	0.7	9.7	9.1	6.8
General and administrative	34.6	26.5	1.5	20.7	12.5	7.0
Depreciation and amortization	118.0	89.9	5.3	73.4	55.5	36.2
Restructuring costs (b)	—	0.7	—	—	—	1.4
Transaction costs (c)	1.0	1.3	0.1	5.7	2.6	9.0
Transaction-related compensation	—	—	20.0	—	—	—
Management fees charged by CBI (d)	—	—	—	2.5	2.3	3.6
Loss on sale of receivables to affiliate (e)	—	—	—	3.2	3.5	1.8
Asset impairments (f)	—	2.8	—	13.3	—	—
Operating (loss) income	40.0	28.9	(17.3)	16.3	38.0	17.8
Interest expense	39.5	41.2	2.5	41.8	32.9	11.5
Other income	—	(0.1)	—	—	—	—
Loss on extinguishment of debt (g)	13.6	1.3	—	—	1.4	—
Income tax (expense) benefit	(1.4)	(1.9)	(0.4)	5.1	(2.2)	(2.7)
(Loss) income from continuing operations	(14.5)	(15.4)	(20.2)	(20.4)	1.5	3.6
(Loss) gain on sale of real estate improvements (h)	—	(0.2)	—	0.1	—	(0.1)
Net (loss) income from continuing operations	(14.5)	(15.6)	$(20.2)	$(20.3)	$1.5	$3.5
Noncontrolling interest in net loss	(6.7)	(10.3)
Net loss attributed to common shareholders	$(7.8)	$(5.3)
Per share data:
Basic weighted average common shares outstanding	29.2	20.9
Diluted weighted average common shares outstanding	29.2	20.9
Basic and diluted loss per common share	$(0.30)	$(0.28)
Dividends declared per share	$0.84	$0.64
Balance Sheet Data (at year end):
Investment in real estate, net	$1,051.4	$883.8		$706.9	$529.0	$403.7
Total assets	1,586.5	1,506.8		1,210.9	954.7	862.3
Debt (i)	673.2	541.7		557.2	523.1	452.0
Other financing arrangements (j)	53.4	56.3		60.8	48.2	32.5
Noncontrolling interest/Parent net investment (k)	256.3	455.6		500.1	311.5	317.8
Other Financial Data:
Capital expenditures	$284.2	$220.9	$7.7	$228.3	$117.5	$29.3

(a)	In June 2010, the Predecessor completed the acquisition of Cyrus Networks. The results of operations of this business are included in the Predecessor’s results from the acquisition date.

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

(d)
Represents management fees charged by CBI for services it provided to the Predecessor including executive management, legal, treasury, human resources, accounting, tax, internal audit and IT services. See Note 16 to our audited combined financial statements included elsewhere in this Annual Report on Form 10-K.

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

(g)
Represents a loss of $13.6 million associated with the repurchase of senior notes and the write-off of deferred financing costs in 2014. The 2013 and 2011 amounts represent the termination of the financing obligations for two of our facilities by purchasing the properties from the former lessors. Losses of $1.3 million and $1.4 million were recognized in 2013 and 2011, respectively, upon the termination of these obligations.

(h)	Represents the (loss) gain that was recognized on the sale of equipment in connection with upgrading of the equipment at various data center facilities.

(i)
As of December 31, 2014, debt includes increased borrowings of $285 million related to our new credit agreement, partially offset by the repurchase of senior notes due 2022 with an aggregate face value of $150.2 million. As of December 31, 2013 and 2012, debt consisted of our $525 million senior notes due 2022 and capital lease obligations. For prior periods, debt reflects related party notes payable and capital lease obligations.

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

(k)
Noncontrolling interest/Parent’s net investment represents CBI’s net investment in CyrusOne Inc., CyrusOne GP, CyrusOne LP and its subsidiaries. Prior to November 20, 2012, these entities were not separate legal entities.

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
Overview
Our Company. We are an owner, operator and developer of enterprise-class, carrier-neutral multi-tenant data center properties. Our enterprise-class, carrier-neutral, multi-tenant data centers are purpose-built facilities with redundant power, cooling and access to a range of telecommunications carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology (“IT”) infrastructure for approximately 670 customers in approximately 25 data centers in 11 distinct markets (9 cities in the U.S., London and Singapore). We provide twenty-four-hours-a-day, seven-days-a-week security guard monitoring with customizable security features.
We provide mission-critical data center facilities that protect and ensure the continued operation of IT infrastructure for our customers. Our goal is to be the preferred global data center provider to the Fortune 1000. As of December 31, 2014, our customers included nine of the Fortune 20 and 144 of the Fortune 1000 or private or foreign enterprises of equivalent size. These 144 Fortune 1000 customers or private or foreign enterprises of equivalent size provided 73% of our annualized rent as of December 31, 2014. Additionally, as of December 31, 2014, our top 10 customers represented 42% of our annualized rent.
We cultivate long-term strategic relationships with our customers and provide them with solutions for their data center facilities and IT infrastructure challenges. Our offerings provide flexibility, reliability and security delivered through a tailored, customer service focused platform that is designed to foster long-term relationships. We focus on attracting customers that have not historically outsourced their data center needs and providing them with solutions that address their current and future needs. Our facilities and construction design allow us to offer flexibility in density, power resiliency and the opportunity for expansion as our customers' needs grow. We provide twenty-four-hours-a-day, seven-days-a-week security guard monitoring with customizable security features. The National IX Platform delivers interconnection across states and between metro-enabled sites within the CyrusOne footprint and beyond. The platform enables high-performance, low-cost data transfer and accessibility for customers by uniting all of our data centers.
Our Portfolio. As of December 31, 2014, our property portfolio included approximately 25 data centers in 11 distinct markets (9 cities in the U.S., London and Singapore) collectively providing approximately 2,235,000 net rentable square feet ("NRSF"), of which 85% was leased, and powered by approximately 198 MW of available UPS capacity. We own 15 of the buildings in which our data center facilities are located. We lease the remaining 10 buildings, which account for approximately 360,000 NRSF, or approximately 16% of our total operating NRSF. These leased buildings accounted for 21% of our total annualized rent as of December 31, 2014. We also currently have 708,000 NRSF under development, as well as 489,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 200 acres of land that are available for future data center shell development. Along with our primary product offering, leasing of colocation space, our customers are increasingly interested in ancillary office and other space. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers.

Business Model
Revenue. As of December 31, 2014, we had approximately 670 customers, many of which have signed leases for multiple sites and multiple services, amenities and/or features. We generate recurring revenues from leasing colocation space and nonrecurring revenues from the initial installation and set-up of customer equipment. We provide customers with data center services pursuant to leases with a customary initial term of three to five years. As of December 31, 2014, the weighted average initial term of our leases was approximately 5 years and the weighted average remaining term was 2.8 years based upon annualized rent. Lease expirations through 2017, excluding month-to-month leases, represent 45% of our total NRSF, or 58% of our aggregate annualized rent as of December 31, 2014. At the end of the lease term, customers may sign a new lease or automatically renew pursuant to the terms of their lease. The automatic renewal period could be for varying lengths, depending on the terms of the contract, such as, for the original lease term, one year or month-to-month. As of December 31, 2014, 1% of the NRSF in our portfolio was subject to month-to-month leases.
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
General and administrative expenses consist of salaries and benefits of senior management and support functions, legal costs and consulting costs. These costs increased during 2014 as we augmented our team and back office infrastructure, including IT systems, to support the growth and expansion of our business. Additionally, costs rose for legal, accounting, board fees and other governance related expenses required to operate as an independent public company subject to the reporting and compliance requirements of the SEC and the Sarbanes-Oxley Act.
Depreciation and amortization expense consists of depreciation on both owned and leased property, amortization of intangible assets and amortization of deferred sales commissions. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties and expand our existing data center facilities.
Key Operating Metrics
Annualized Rent. We calculate annualized rent as monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2014, multiplied by 12. Monthly contractual rent is primarily for data center space, power and connectivity; however, it includes rent for office space and other ancillary services. For the month of December 2014, customer reimbursements were $46.2 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Other companies may not define annualized rent in the same manner. Accordingly, our annualized rent may not be comparable to others. Management believes annualized rent provides a useful measure of our currently in place lease revenue.
Colocation Square Feet (“CSF”). We calculate CSF as the NRSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and IT equipment.
Utilization Rate. We calculate utilization rate by dividing CSF under signed leases for available space (whether or not the customer has occupied the space) by total CSF. Utilization rate differs from percent leased presented elsewhere in this report because utilization rate excludes office space and supporting infrastructure NRSF and includes CSF for signed leases under which the customer has occupied the space. Management uses utilization rate as a measure of CSF leased.
Recurring Rent Churn. We calculate recurring rent churn as any reduction in recurring rent due to customer terminations, service reductions or net pricing decreases as a percentage of rent at the beginning of the period, excluding any impact from metered power reimbursements or other usage-based or variable billing.
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

Factors That May Influence Future Results of Operations
Rental Income. Our revenue growth will depend on our ability to maintain our existing revenue base and to sell new capacity that becomes available as a result of our development activities. As of December 31, 2014, we have customer leases for approximately 88% of our CSF. Our ability to grow revenue will also be affected by our ability to maintain or increase rental rates at our properties. We believe the current rates charged to our customers generally reflect appropriate market rates. This is consistent with our relatively flat historical re-leasing spreads. As such, we do not anticipate significant rate increases or decreases in the aggregate as contracts renew. However, negative trends in one or more of these factors could adversely affect our revenue in future periods. Future economic downturns, regional downturns affecting our markets or oversupply of, or decrease in demand for, data center colocation services could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, and this could adversely affect our ability to maintain or increase revenues. As of December 31, 2014, we have approximately 708,000 NRSF under development, as well as 489,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 200 acres of land that are available for future data center shell development.
Leasing Arrangements. As of December 31, 2014, 29% of our leased NRSF was to customers on a full-service gross basis. Under a full-service gross model, the customer pays a fixed monthly rent amount, and we are responsible for all data center facility electricity, maintenance and repair costs, property taxes, insurance and other utilities associated with that customer’s space. For leases under this model, fluctuations in our customers’ monthly utilization of power and the prices our utility providers charge us impact our profitability. As of December 31, 2014, 71% of our leased NRSF was to customers with separately metered power. Under the metered power model, the customer pays us a fixed monthly rent amount, plus its actual costs of sub-metered electricity used to power its data center equipment, plus an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. We are responsible for all other costs listed in the description of the full-service gross model above. Fluctuations in a customer’s utilization of power and the supplier pricing of power do not impact our profitability under the metered power model. In future periods, we expect more of our contracts to be structured to bill power on a metered power basis.
Growth and Expansion Activities. Our ability to grow our revenue and profitability will depend on our ability to acquire and develop data center space at an appropriate cost and to lease the data center space to customers on favorable terms. During the year ended December 31, 2014, we increased our operational NRSF by 260,000, primarily in Phoenix, Dallas and Houston, bringing our total operating NRSF to approximately 2,235,000 at December 31, 2014. For the year ended December 31, 2014, our average cost of development was approximately $641 per CSF. Fluctuations may occur in our average cost of development per CSF from period to period based on power density, customer requirements (such as required resiliency level) and the type of property. Our portfolio, as of December 31, 2014, also included approximately 708,000 NRSF under development, as well as 489,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 200 acres of land that are available for future data center shell development. We expect that the eventual construction of this future development space will enable us to accommodate a portion of the future demand of our existing and future customers and increase our future revenue, profitability and cash flows.
Scheduled Lease Expirations. Our ability to maintain low recurring rent churn and renew expiring customer leases on favorable terms will impact our results of operations. Our data center uncommitted capacity as of December 31, 2014, was approximately 319,000 NRSF. Excluding month-to-month leases, leases representing 18% and 12% of our total NRSF were scheduled to expire in 2015 and 2016, respectively. These leases represented approximately 22% and 21% of our annualized rent as of December 31, 2014. Month-to-month leases represented 1% of our annualized rent as of December 31, 2014. Our recurring rent churn for each quarter in 2014 ranged from 1.3% to 2.9%, in comparison to a range of 0.4% to 1.3% in 2013.
Conditions in Significant Markets. Our operating properties are located primarily in the Dallas and Houston metro areas of Texas and the Cincinnati, Ohio metro area. These markets comprised 22%, 30%, and 27%, respectively, of our annualized rent as of December 31, 2014. Positive or negative conditions in these markets could impact our overall profitability.

Related Party Transactions
The following related party transactions are based on agreements and arrangements that were in place as of December 31, 2014. See Note 16 to our audited consolidated and combined financial statements for additional information on these arrangements.

	Successor		Predecessor
(amounts in millions)	December 31, 2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	December 31, 2012
Revenue:
Data center colocation agreement provided to CBT and CBTS(a)	$6.4	$5.6	$0.3	$5.4
229 West 7th Street lease provided to CBT(b)	2.0	1.7	—	—
Goldcoast Drive/Parkway (Mason) lease(c)	0.4	0.3	—	0.3
Transition services provided to CBTS (network interfaces)(d)	0.4	0.6	0.1	0.5
Data center leases provided to CBTS(e)	13.6	13.1	—	14.3
Total revenue	$22.8	$21.3	$0.4	$20.5

Operating costs and expenses:
Transition services agreement by CBTS(f)	0.8	1.3	—	1.5
Charges for services provided by CBT (connectivity)(g)	1.0	1.0	0.1	0.7
209 West 7th Street rent provided by CBT(h)	0.2	0.1	—	0.1
Management Fees with CBI(i)	—	0.1	—	2.5
Allocated employee benefit plans by CBI(j)	—	—	0.2	3.5
Allocated centralized insurance costs by CBI(k)	—	—	0.1	0.4
Selling and marketing services provided by CBT & CBTS(l)	—	—	—	0.3
Interest expense on note with CBI(m)	—	—	—	7.0
Loss on sale of receivables(n)	—	—	—	3.2
Total operating costs and expenses	$2.0	$2.5	$0.4	$19.2
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
(d) In January 2012, we entered into a transition services agreement to provide CBTS with network interface services. In November 2012, we entered into a new transition services agreement with CBTS where we will continue to provide them with network interface services. The annual fee to be paid by CBTS for these services may decline in future periods as CBTS migrates its network interfaces onto an independent architected and managed CBTS network. These services will be provided on a month-to-month basis, until such time the services in question have been fully transitioned. As of December 31, 2014, we continue to utilize these services provided by CBTS.
(e)As of December 31, 2014, CBTS continues to be the named lessor for two data center leases. In 2012, we entered into an agreement with CBTS whereby we perform all obligations of CBTS under the lease agreements. CBTS confers the benefits received under such lease agreements to us and CBTS is granted sufficient usage rights in each of our data centers so that it remains as lessor under each such lease agreement. In addition, CBTS will continue to perform billing and collections on these accounts.
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
(g) Under the CBT services agreement, CBT provides us with connectivity services for a period of five years related to several of our data center facilities. These services are related to the use of fiber and circuit assets that are currently a part of the CBI network. The annual fee for these services is subject to reduction if we terminate certain services.
(h) In November 2012, we also entered into an agreement to lease space at CBT’s 209 West Seventh Street facility for a period of five years, with three renewal options of five years each, plus our proportionate share of building operating costs. Commencing on January 1, 2014, and on January 1 of each year thereafter, such base rent shall increase by 1% of the previous year’s base rent.
(i) Prior to November 20, 2012, CBI provided various management services, including executive management, cash management, legal, treasury, human resources, accounting, tax, internal audit and risk management services. Our allocated cost for these services was based upon specific identification of costs incurred on our behalf or a reasonable estimate of costs incurred on our behalf, such as relative revenues. Subsequent to November 20, 2012, CBI has provided us various support services and the fees for these services are based on actual hours incurred for these services at negotiated hourly rates or a negotiated set monthly fee.
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
(m) Prior to the completion of the formation transactions on November 20, 2012, the Predecessor participated in CBI’s centralized cash management program. On a periodic basis, all of our excess cash was transferred to CBI’s corporate cash accounts. Likewise, substantially all funds to finance our operations, including acquisitions and development costs, were funded by CBI. These advances and borrowings were governed by an intercompany cash management agreement. All advances and borrowings were subject to interest at the average 30-day Eurodollar rate for the calendar month plus the applicable credit spread for Eurodollar rate borrowings charged for CBI’s revolving line of credit. The average rate earned or charged was 5.0% in both 2012 and 2011. As of November 20, 2012, $80 million of these borrowings were repaid and the remaining outstanding borrowings were settled with an equity contribution to CyrusOne LP. There were no borrowings outstanding at December 31, 2012. In conjunction with the completion of the above described financing transactions, CyrusOne was released from its guarantee of CBI’s indebtedness.
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
Other Related Party Transactions
Prior to joining CyrusOne in March 2013, our internal counsel was principal in the Law Offices of Thomas W. Bosse, PLLC, (“Bosselaw”).  In 2013, amounts paid to Bosselaw for services rendered prior to his employment were $1.6 million, which included a bonus payment under CyrusOne’s Data Center Plan as a result of the successful completion of the initial public offering.
In the ordinary course of its business, CyrusOne periodically pays brokerage commissions to real estate brokerage firms in connection with property transactions and tenant leases.  In 2013, CyrusOne paid $1.5 million to one such firm, Jones Lang LaSalle.  One of our former directors is a principal with Jones Lang LaSalle.
The spouse of one of our directors is a partner with Skadden, Arps, Slate, Meagher & Flom LLP ("Skadden"). For the years ended December 31, 2014 and December 31, 2013, CyrusOne paid Skadden $1.1 million and $0.2 million, respectively, for services rendered.
Our director, Lynn A. Wentworth, is a member of the board of directors of CBI, and serves as the chair of its audit committee.
Financing and Cash Management Arrangements
On October 9, 2014, CyrusOne LP entered into a new credit agreement which provides for a $450 million senior unsecured revolving credit facility to replace CyrusOne LP's $225 million secured credit facility, and a $150 million senior unsecured term loan. The revolving facility is scheduled to mature in October 2018 and includes a one-year extension option, which if exercised by CyrusOne LP would extend the maturity date to October 2019. The term loan is scheduled to mature in October 2019. The revolving facility currently bears interest at a rate per annum equal to LIBOR plus 1.70% and the term loan currently bears interest at a rate per annum equal to LIBOR plus 1.65%. The credit agreement governing the revolving credit facility and the term loan contains an accordion feature that allows CyrusOne LP to increase the aggregate commitment by up to $300 million.
We intend to use this revolving credit facility, among other things, to finance the acquisition of properties, provide funds for customer improvements and capital expenditures and provide for working capital and for other corporate purposes. The revolving credit facility contains customary covenants for credit facilities of this type. At December 31, 2014, there was $135 million of borrowings outstanding on the revolving credit facility and $150 million outstanding on the term loan.
The credit agreement governing the revolving facility and the term loan requires CyrusOne LP to maintain certain financial covenants including the following, in each case on a consolidated basis:

•	A minimum fixed charge ratio;

•	Maximum total and secured leverage ratios;

•	A minimum tangible net worth ratio;

•	A maximum secured recourse indebtedness ratio;

•	A minimum unencumbered debt yield ratio; and

•	A maximum ratio of unsecured indebtedness to unencumbered asset value.
Notwithstanding these limitations, we will be permitted, subject to the terms and conditions of the credit agreement, to distribute to our shareholders cash dividends in an amount not to exceed 95% of our Funds From Operations (as defined in the credit agreement) for any period. Similarly, our indenture permits dividends and distributions necessary for us to maintain our status as a REIT.
Our most restrictive covenants are generally included in our credit agreement. In order to continue to have access to amounts available to us under the credit agreement, we must remain in compliance with all covenants.
At December 31, 2014, there was $135 million of borrowings outstanding on the new revolving credit facility and $150 million outstanding on the new term loan.

On June 25, 2014, CyrusOne Inc. completed a public offering of 16.0 million shares of its common stock, including 2.1 million shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $23.25 per share, or $371.7 million. CyrusOne Inc. used the proceeds of $355.9 million, net of underwriting costs of $15.8 million, to acquire 16.0 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI.
In 2013, we used our cash flow from operations and proceeds from our IPO to fund our investment in our business. On November 20, 2012, CyrusOne LP co-issued, with CyrusOne Finance Corp., $525 million of senior notes from which the net proceeds were approximately $512 million. The senior notes bear interest at a rate of 6.375% per annum and mature in 2022. A portion of the proceeds of the senior notes issuance was utilized to repay approximately $480 million of related party notes payable. In November and December of 2014, we repurchased senior notes with an aggregate face value of $150.2 million for a purchase price of $163 million, including accrued interest.

Results of Operations
Comparison of Years Ended December 31, 2014 and 2013

	Successor		Predecessor
(amounts in millions, except per share data)	December 31, 2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	$ Change 2014 vs. 2013	% Change 2014 vs. 2013
Revenue	$330.9	$248.4	$15.1	$67.4	25.6%
Costs and expenses:
Property operating expenses	124.5	88.4	4.8	31.3	33.6%
Sales and marketing	12.8	9.9	0.7	2.2	20.8%
General and administrative	34.6	26.5	1.5	6.6	23.6%
Depreciation and amortization	118.0	89.9	5.3	22.8	23.9%
Restructuring charges	—	0.7	—	(0.7)	n/m
Transaction costs	1.0	1.3	0.1	(0.4)	(28.6)%
Transaction-related compensation	—	—	20.0	(20.0)	n/m
Asset impairments	—	2.8	—	(2.8)	n/m
Total costs and expenses	290.9	219.5	32.4	39.0	15.5%
Operating income (loss)	40.0	28.9	(17.3)	28.4	244.8%
Interest expense	39.5	41.2	2.5	(4.2)	(9.6)%
Other income	—	(0.1)	—	0.1	n/m
Loss on extinguishment of debt	13.6	1.3	—	12.3	946.2%
Net loss before income taxes	(13.1)	(13.5)	(19.8)	20.2	(60.7)%
Income tax expense	(1.4)	(1.9)	(0.4)	0.9	(39.1)%
Loss on sale of real estate	—	(0.2)	—	0.2	n/m
Loss from continuing operations	$(14.5)	$(15.6)	$(20.2)	$21.3	(59.5)%
Noncontrolling interest in net loss	(6.7)	(10.3)
Net loss attributed to common stockholders	$(7.8)	$(5.3)
Operating margin	12.1%	11.6%	(114.6)%		(0.5 pts)
Capital expenditures *:
Acquisitions of real estate	$—	$48.0	$—	$(48.0)	n/m
Development of real estate	280.4	168.8	7.6	$104.0	59.0%
Recurring real estate	3.8	4.1	0.1	$(0.4)	(9.5)%
Total	$284.2	$220.9	$7.7	$55.6	24.3%
Metrics information:
Colocation square feet*	1,225,000	1,052,000	921,000	173,000	16%
Utilization rate*	88%	85%	81%		(3 pts)
Loss per share - basic and diluted	$(0.30)	$(0.28)
Dividends declared per share	$0.84	$0.64

*	See “Key Operating Metrics” for a definition of capital expenditures, CSF and utilization rate.

Revenue
Revenue for the year ended December 31, 2014, was $330.9 million, an increase of $67.4 million, or 26%, compared to $263.5 million for the year ended December 31, 2013. For the year ended December 31, 2014, we leased over 185,000 CSF. This increase is due to increased leasing from our existing customers and growing our customer base from 612 in 2013 to approximately 670 in 2014. This growth in customer base exemplifies our core strategy of being the preferred provider to Fortune 1000 companies, or private foreign enterprises of equivalent size, growing to 144 from 129 a year ago.
Our capacity at December 31, 2014, was approximately 1,225,000 CSF, which is an increase of 16% from December 31, 2013. The utilization rate of our data center facilities was 88% as of December 31, 2014, up from 85% as of December 31, 2013 as a result of leasing associated with increases in customer demand.
Recurring rent churn for each quarter in 2014 ranged from 1.3% to 2.9%, in comparison to a range of 0.4% to 1.3% in 2013.
Costs and Expenses
Property operating expenses-Property operating expenses for the year ended December 31, 2014, were $124.5 million, an increase of $31.3 million, or 34%, compared to $93.2 million for the year ended December 31, 2013. Electricity expense increased approximately $20.6 million and maintenance expense rose $2.9 million due to a rise in demand for services from a growing customer base. Payroll costs increased $1.2 million due to an increase in headcount to support the increase in colocation space during 2014. Continued investment has grown our taxable asset base and has driven an increase in our property tax expense by approximately $3.1 million compared to the prior year.
Sales and marketing expenses-Sales and marketing expenses for the year ended December 31, 2014, were $12.8 million, an increase of $2.2 million, or 21%, compared to $10.6 million for the year ended December 31, 2013. The increases over the past year were directly related to an increase in sales and marketing personnel related costs of $1.4 million and higher advertising costs of $0.5 million, both of which were used to promote growth in existing and new markets.
General and administrative expenses-General and administrative expenses for the year ended December 31, 2014, were $34.6 million, an increase of $6.6 million, or 24%, compared to $28.0 million for the year ended December 31, 2013. There was a $6.9 million increase in employee related expenses, including the impact of the equity compensation expense related to the 2012 Long-Term Incentive Plan (the "LTIP") of $2.2 million, which were partially offset by $0.5 million of reduced commercial insurance expense.
Depreciation and amortization expense-Depreciation and amortization expense for the year ended December 31, 2014, was $118.0 million, an increase of $22.8 million, or 24%, compared to $95.2 million for the year ended December 31, 2013. The increase was driven by the full year impact of assets placed in service during 2013 and the impact of additional assets placed in service in 2014. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties and expand our existing data center facilities.
Restructuring charges-For the year ended December 31, 2014, we incurred no restructuring charges. Restructuring charges for the year ended December 31, 2013, were $0.7 million, which were the result of moving certain administrative functions to the corporate office.
Transaction costs-For the year ended December 31, 2014, we incurred $1.0 million of transaction costs for legal fees related to failed property acquisitions. For the year ended December 31, 2013, we incurred $1.4 million of transaction costs to pursue property acquisition opportunities.
Transaction-related compensation-We recorded compensation expense of $20.0 million for the year ended December 31, 2013, related to CBI’s long-term incentive plan. There were no such costs incurred in other periods and these costs represent one-time compensation charges allocated to us by CBI in the period ended January 23, 2013. On April 8, 2013, CBI reimbursed us for $19.6 million of these costs.
Asset impairments-For the year ended December 31, 2014, we recognized no asset impairments. For the year ended December 31, 2013, we recognized asset impairments of $2.8 million related to real estate equipment.
Operating Income
For the year ended December 31, 2014, operating income of $40.0 million improved $28.4 million compared to $11.6 million for the year ended December 31, 2013. The increase was due to increased revenue of $67.4 million partially offset by increases in property operating expenses of $31.3 million, depreciation and amortization of $22.8 million, general and administrative expenses of $6.6 million and sales and marketing expenses of $2.2 million. Additionally, operating income for the year ended December 31, 2013 was impacted by $20.0 million of transaction-related compensation expenses and $0.7 million of restructuring charges that were non-recurring.
Non-Operating Expenses
Interest expense-Interest expense for the year ended December 31, 2014, was $39.5 million, a decrease of $4.2 million, or 10%, as compared to $43.7 million for the year ended December 31, 2013. Interest expense decreased primarily as a result of an increase in capitalized interest associated with our increasing capital expenditures and lower interest expense on our senior notes due to our bond repurchase program.
Loss on extinguishment of debt- Loss on extinguishment of debt was $13.6 million and $1.3 million for the years ended December 31, 2014 and 2013, respectively. Loss on extinguishment of debt for 2014 was related to costs associated with the repurchase of $150.2 million in aggregate face value of our senior notes for a purchase price of $163 million and the write-off of deferred financing costs. Loss on extinguishment of debt for 2013 was related to the termination of the financing obligation for our Metropolis Drive (Austin 2) facility as a result of our purchasing the property from the former lessor.
Income tax expense-Income tax expense was $1.4 million and $2.3 million for the years ended December 31, 2014 and 2013, respectively. Income tax expense decreased primarily as a result of management's decision in 2013 to begin recording a full valuation allowance against our domestic net deferred tax assets. In the year ended December 31, 2013, this resulted in the recording of an expense equal to our beginning 2013 net domestic deferred tax asset balance. No such adjustment was necessary for the year ended December 31, 2014.
Loss on sale of real estate improvements—For the year ended December 31, 2014, we recognized no loss on the sale of real estate improvements. We incurred a loss on the sale of real estate improvements of $0.2 million for the year ended December 31, 2013. A loss was realized on the sale of chillers at our Southwest Freeway (Galleria) data center facility, as we upgraded our equipment.
Capital Expenditures
Capital expenditures for the year ended December 31, 2014, were $284.2 million, as compared to $228.6 million for the year ended December 31, 2013. Other than construction related to our first facility in the Northern Virginia market, most of our capital expenditures for 2014 relate to the continued development of power and space in our existing properties in the Dallas, Houston, Phoenix, Cincinnati and San Antonio markets, in order to meet increased customer demands for IT infrastructure. For the year ended December 31, 2014 we constructed 185,000 square feet of colocation space and began development of 685,000 square feet of powered shell.

Results of Operations
Comparison of Years Ended December 31, 2013 and 2012

	Successor	Predecessor
(amounts in millions)	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	2012	$ Change 2013 vs. 2012	% Change 2013 vs. 2012
Revenue	$248.4	$15.1	$220.8	$42.7	19%
Costs and expenses:
Property operating expenses	88.4	4.8	76.0	17.2	23%
Sales and marketing	9.9	0.7	9.7	0.9	9%
General and administrative	26.5	1.5	20.7	7.3	35%
Depreciation and amortization	89.9	5.3	73.4	21.8	30%
Restructuring charges	0.7	—	—	0.7	n/m
Transaction costs	1.3	0.1	5.7	(4.3)	(75)%
Transaction-related compensation	—	20.0	—	20.0	n/m
Management fees charged by CBI	—	—	2.5	(2.5)	(100)%
Loss on sale of receivables to affiliate	—	—	3.2	(3.2)	(100)%
Asset impairments	2.8	—	13.3	(10.5)	(79)%
Total costs and expenses	219.5	32.4	204.5	47.4	23%
Operating income	28.9	(17.3)	16.3	(4.7)	(29)%
Interest expense	41.2	2.5	41.8	1.9	5%
Other income	(0.1)	—	—	(0.1)	n/m
Loss on extinguishment of debt	1.3	—	—	1.3	n/m
Loss before income taxes	(13.5)	(19.8)	(25.5)	(7.8)	31%
Income tax (expense) benefit	(1.9)	(0.4)	5.1	(7.4)	(145)%
Loss from continuing operations	(15.4)	(20.2)	(20.4)	(15.2)	75%
Gain on sale of real estate improvements	(0.2)	—	0.1	(0.3)	(300)%
Net loss	$(15.6)	$(20.2)	$(20.3)	$(15.5)	76%
Noncontrolling interest in net loss	(10.3)
Net loss attributed to common stockholders	$(5.3)
Operating margin	11.6%	(114.6)%	7.4%		(4.2 pts)
Capital expenditures *:
Acquisitions of real estate	$48.0	$—	$25.4	$22.6	89%
Development of real estate	168.8	7.6	193.3	(16.9)	(9)%
Recurring real estate	4.1	0.1	3.9	0.3	8%
All other non-real estate	—	—	5.7	(5.7)	(100)%
Total	$220.9	$7.7	$228.3	$0.3	—%
Metrics information:
Colocation square feet*	1,052,000	921,000	932,000	120,000	13%
Utilization rate*	85%	81%	78%		(7 pts)

*	See “Key Operating Metrics” for a definition of capital expenditures, CSF and utilization rate.

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
General and administrative expenses—General and administrative expenses for the year ended December 31, 2013, were $28.0 million, an increase of $7.3 million, or 35%, compared to the same period in 2012. The increase in general and administrative costs are primarily a result of the $6.2 million equity compensation expense related to the LTIP, which was adopted in 2012. Additionally, we incurred higher legal, consulting, and other public company costs related to the establishment of corporate reporting and accounting functions. A significant portion of the corporate reporting and related accounting functions were previously performed by CBI in 2012.
Transaction-related compensation—We recorded compensation expense of $20.0 million for the year ended December 31, 2013 related to CBI's long-term incentive plan tied to the completion of the IPO. There were no such costs incurred in other periods and these costs represent one-time compensation charges allocated to us by CBI in the period ended January 23, 2013. On April 8, 2013, CBI reimbursed the Company for $19.6 million of these costs.
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
Operating Income
Operating income was $11.6 million for the year ended December 31, 2013, a decrease of $4.7 million or 29% compared to the year ended December 31, 2012. The increase in revenues, was more than offset by an increase in operating costs incurred to support company growth, general and administrative expenses to establish corporate functions, a one-time transaction related compensation charge, higher depreciation and amortization expense, and restructuring charges. Excluding the one-time transaction related compensation charge, operating income for the year ended December 31, 2013, would have been $31.6 million, an increase of $15.3 million or 94% compared to the year ended December 31, 2012.
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
(Loss) gain on sale of real estate improvements—We incurred a loss on the sale of real estate improvements of $0.2 million for the year ended December 31, 2013. A loss was realized on the sale of chillers at our Southwest Freeway (Galleria) data center facility, as we upgraded our equipment. For the year ended December 31, 2012, a gain of $0.1 million was realized on the sale of generators at our Southwest Freeway (Galleria) data center facility.
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

We have an effective shelf registration statement that allows us to offer for sale unspecified amounts of various classes of equity and debt securities and warrants. As circumstances warrant, we may issue debt, equity and/or warrants from time to time on an opportunistic basis, dependent upon market conditions and available pricing.
On October 9, 2014, CyrusOne LP entered into a new credit agreement which provides for a $450 million senior unsecured revolving credit facility to replace CyrusOne LP's $225 million secured credit facility, and a $150 million senior unsecured term loan. The revolving facility is scheduled to mature in October 2018 and includes a one-year extension option, which if exercised by CyrusOne LP would extend the maturity date to October 2019. The term loan is scheduled to mature in October 2019. The revolving facility currently bears interest at a rate per annum equal to LIBOR plus 1.70% and the term loan currently bears interest at a rate per annum equal to LIBOR plus 1.65%. The credit agreement governing the revolving credit facility and the term loan contains an accordion feature that allows CyrusOne LP to increase the aggregate commitment by up to $300 million. As of December 31, 2014, we had the ability to borrow an additional $315.0 million on the revolving facility.
As of December 31, 2014 and 2013, we had $36.5 million and $148.8 million, respectively, of cash and cash equivalents.
Short-Term Liquidity
Our short-term liquidity requirements primarily consist of operating expenses and capital expenditures composed primarily of acquisition and development costs for data center properties. For 2014, our capital expenditures were $284.2 million. Other than construction related to our first facility in the Northern Virginia market, most of our capital expenditures for 2014 relate to the continued development of power and space in our existing properties in the Dallas, Houston, Phoenix, Cincinnati and San Antonio markets, in order to meet increased customer demands for IT infrastructure. For the year ended December 31, 2014 we constructed 185,000 square feet of colocation space and began development of 685,000 square feet of powered shell. Our capital expenditures are largely discretionary and will be applied to expand our existing data center properties, acquire or construct new facilities, or both. We intend to continue to pursue additional growth opportunities and are prepared to commit additional resources to support this growth. We expect to fund future capital expenditures from the cash available on our balance sheet and borrowings under our revolving facility.
Long-Term Liquidity
Our long-term liquidity requirements primarily consist of distributions to stockholders and the acquisition and development of additional data center properties. We expect to meet our long-term liquidity requirements with cash flows from our operations, issuances of debt and equity securities and borrowings under our revolving facility.
As of December 31, 2014, our debt and other financing arrangements were $726.6 million, consisting of $374.8 million of senior notes due 2022, a revolving facility outstanding of $135.0 million, a term loan outstanding of $150.0 million, capital lease obligations of $13.4 million and other financing arrangements of $53.4 million. As of December 31, 2014, we had the ability to borrow an additional $315.0 million under the revolving facility.

Material Terms of Our Indebtedness
Revolving Credit Agreement
On October 9, 2014, CyrusOne LP entered into a new credit agreement which provides for a $450 million senior unsecured revolving credit facility to replace CyrusOne LP's $225 million secured credit facility, and a $150 million senior unsecured term loan. The revolving facility is scheduled to mature in October 2018 and includes a one-year extension option, which if exercised by CyrusOne LP would extend the maturity date to October 2019. The term loan is scheduled to mature in October 2019. The revolving facility currently bears interest at a rate per annum equal to LIBOR plus 1.70% and the term loan currently bears interest at a rate per annum equal to LIBOR plus 1.65%. The credit agreement governing the revolving credit facility and the term loan contains an accordion feature that allows CyrusOne LP to increase the aggregate commitment by up to $300 million.
The credit agreement governing the revolving facility and the term loan requires us to maintain certain financial covenants including the following, in each case on a consolidated basis:

•	A minimum fixed charge ratio;

•	Maximum total and secured leverage ratios;

•	A minimum tangible net worth ratio;

•	A maximum secured recourse indebtedness ratio;

•	A minimum unencumbered debt yield ratio; and

•	A maximum ratio of unsecured indebtedness to unencumbered asset value.
Notwithstanding these limitations, we will be permitted, subject to the terms and conditions of the credit agreement, to distribute to our shareholders cash dividends in an amount not to exceed 95% of our Funds From Operations (as defined in the credit agreement) for any period. Similarly, our indenture permits dividends and distributions necessary for us to maintain our status as a REIT.
Our most restrictive covenants are generally included in our credit agreement. In order to continue to have access to amounts available to us under the credit agreement, we must remain in compliance with all covenants.
As of December 31, 2014, there were outstanding borrowings of $135.0 million on the revolving facility and borrowings of $150.0 million on the term loan.
6.375% Senior Notes due 2022
On November 20, 2012, our operating partnership and CyrusOne Finance Corp. issued $525 million in aggregate principal amount of 6.375% senior notes due 2022. The senior notes will mature on November 15, 2022. The senior notes are unconditionally guaranteed on a senior basis by CyrusOne Inc., CyrusOne GP and each of our operating partnership’s existing and future domestic wholly-owned subsidiaries, subject to certain exceptions. The indenture governing the senior notes contains affirmative and negative covenants customarily found in indebtedness of this type, including a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur secured or unsecured indebtedness; pay dividends or distributions on its equity interests, or redeem or repurchase equity interests of CyrusOne Inc. or our operating partnership; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of our operating partnership’s subsidiaries to pay dividends or make certain transfers and other payments to our operating partnership or to our other subsidiaries; sell assets; and merge, consolidate or transfer all or substantially all of our operating partnership’s assets. Notwithstanding the foregoing, our revolving credit facility and indenture restrict CyrusOne LP from making distributions to its stockholders and limit partners, or redeeming or otherwise repurchasing shares of its capital stock or partnership units, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable CyrusOne Inc. to maintain its qualification as a REIT and to minimize the payment of income tax. Our operating partnership and its subsidiaries are also required to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. If and for so long as the senior notes are rated investment grade by each of Moody’s Investors Service, Inc. and Standard and Poor’s, certain covenants will be suspended and the subsidiary guarantees will be released. As of the date hereof, the senior notes are not rated investment grade, and we are in compliance with all applicable covenants.
In November and December of 2014, we repurchased senior notes with an aggregate face value of $150.2 million for a purchase price of $163 million, including accrued interest. At December 31, 2014, our senior notes had a balance of $374.8 million.

Cash Flows
During 2014, our primary source of cash was earnings from our operations and the net proceeds from our new credit agreement. Our primary uses of cash were capital expenditures for the development of real estate, to fund our operations and to pay dividends.
The following table summarizes our cash flows for the year ended December 31, 2014, and the periods ended December 31, 2013, and January 23, 2013 and the year ended December 31, 2012:

(Amounts in millions)	Successor		Predecessor
	Year Ended December 31, 2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23 2013	Year Ended December 31, 2012
Cash provided by operations	$111.1	$77.4	$2.0	$44.5
Cash used in investing activities	(284.2)	(216.7)	(5.8)	(252.6)
Cash provided by (used in) financing activities	60.8	275.8	(0.4)	224.0
Comparison of Years Ended December 31, 2014 and 2013
As of December 31, 2014, cash and cash equivalents were $36.5 million, down from $148.8 million as of December 31, 2013, a decrease of $112.3 million.
Cash provided by operations was $111.1 million for the year ended December 31, 2014, compared to $79.4 million for the year ended December 31, 2013. The increase in net cash generated from operations was primarily due to a $28.4 million increase in operating income driven by a 26% increase in revenue.
Cash used in investing activities was $284.2 million for the year ended December 31, 2014, compared to $222.5 million for the year ended December 31, 2013. This increase is a result of capital expenditures for development activities.
Cash provided by financing activities was $60.8 million for the year ended December 31, 2014, compared to $275.4 million for the year ended December 31, 2013. The significant change is primarily attributed to net proceeds related to the issuance of common stock of $337.1 million in January of 2013, the repurchase of $150.2 million of the Company's senior notes and an increase in dividend payments of $19.9 million, partially offset by $285 million in net new borrowings. The proceeds from the issuance of stock in June 2014 were used to acquire 16 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI.
Comparison of Years Ended December 31, 2013 and 2012
As of December 31, 2013, cash and cash equivalents were $148.8 million, up from $16.5 million as of December 31, 2012, an increase of $132.3 million, as a result of raising capital from the initial public offering in January 2013.
Net cash provided by operations was $79.4 million for the year ended December 31, 2013, compared to $44.5 million for the year ended December 31, 2012. The increase in net cash generated from operations was a result of income from leasing incremental space, power, and related services, and changes in operating assets and liabilities compared to the year ended December 31, 2012.
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

Contractual Obligations
The following contractual obligations table summarizes our contractual obligations as of December 31, 2014:

(amounts in millions)	Total	< 1 Year	1-3 Years	3-5 years	Thereafter
Long-term debt (1)	$374.8	$—	$—	$—	$374.8
Revolving facility and term loan (1)	285.0	—	—	285.0	—
Capital lease obligations	13.4	2.3	3.7	2.9	4.5
Interest payments on senior notes, capital leases and other financing arrangements (2)	226.9	30.2	58.2	57.1	81.4
Non-cancellable operating leases	8.0	4.6	2.3	0.2	0.9
Purchase obligations (3)	19.9	19.0	0.9	—	—
Financing arrangements and other liabilities (4)	17.2	1.1	2.8	3.9	9.4
Total	$945.2	$57.2	$67.9	$349.1	$471.0

(1)	Represents the principal portion of the senior notes, revolving facility and term loan.

(2)	Includes contractual interest payments on the senior notes, revolving facility, term loan, capital leases and other financing arrangements assuming no early payment of debt in future periods.

(3)
CyrusOne has non-cancelable purchase commitments related to certain services and contracts related to construction of data center facilities and equipment. These agreements range from one to two years and provide for payments for early termination or require minimum payments for the remaining term. As of December 31, 2014, the minimum commitments for these arrangements were $19.9 million.

(4)	Represents other financing arrangements of $17.0 million for leased data centers where we are deemed the accounting owner, and asset retirement obligations of $0.2 million.
The contractual obligations table is presented as of December 31, 2014. The amount of these obligations can be expected to change over time as new contracts are initiated and existing contracts are completed, terminated or modified.
Contingencies
We are periodically involved in litigation, claims and disputes. Liabilities are established for these claims when losses associated with these matters are judged to be probable and the loss can be reasonably estimated. Based on information currently available, consultation with counsel and established reserves, management believes the outcome of all claims will not individually, nor in the aggregate, have a material effect on our financial position, results of operations or cash flows. For the year ended December 31, 2014, we were not involved in any material lawsuits that required us to recognize an expense.
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
Revenue Recognition—Colocation rentals are generally billed monthly in advance, and some contracts have escalating payments over the term of the contract. If rents escalate without the lessee gaining access to or control over additional leased space or power, and the lessee takes possession of, or controls the physical use of the property (including all contractually committed power) at the beginning of the lease term, the rental payments by the lessee are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional leased space or power, revenue is recognized in proportion to the additional space or power in the periods that the lessee has control over the use of the additional space or power. The excess of revenue recognized over amounts contractually due is recognized in other assets in the accompanying consolidated and combined balance sheets. As of December 31, 2014 and 2013, straight-line rents receivable was $33.7 million and $25.5 million, respectively.
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
Revenue is recognized for services or products that are deemed separate units of accounting. When a customer makes an advance payment or they are contractually obligated to pay any amounts in advance, which is not deemed a separate unit of accounting, deferred revenue is recorded. This revenue is recognized ratably over the expected term of the lease, unless the pattern of service suggests otherwise. As of December 31, 2014 and 2013, deferred revenue was $65.7 million and $55.9 million, respectively.
Certain customer contracts require specified levels of service or performance. If we fail to meet these service levels, our customers may be eligible to receive credits on their contractual billings. These credits are recognized against revenue when an event occurs that gives rise to such credits. Customer credits were immaterial for the years ended December 31, 2014 and 2013.
A provision for uncollectible accounts is recognized when the collection of contractual rent, straight-line rent or customer reimbursements are deemed to be uncollectible. The provision for uncollectible accounts was $1.0 million in 2014, $0.5 million in 2013 and $0.3 million in 2012.
Goodwill Impairment—We have the option of performing a qualitative assessment for impairment prior to performing the quantitative tests. Impairment testing of goodwill is performed on an annual basis or when events or changes in circumstances indicate that an asset may be impaired. We perform our annual impairment tests in the fourth quarter.
Management estimates the fair value of our reporting unit utilizing a combination of valuation methods, including both income-based and market-based methods. The income-based approach utilizes a discounted cash flow model using projected cash flows derived from our five-year plan, adjusted to reflect market participants’ assumptions. Expected future cash flows are discounted at the weighted average cost of capital applying a market participant approach. The market-based approach utilizes earnings multiples from comparable publicly-traded companies. Based on the Company's annual assessment of goodwill, no impairment has been recognized through December 31, 2014.

Changes in certain assumptions could have a significant impact on the impairment test for goodwill. The most critical assumptions are projected future growth rates, operating margins, capital expenditures, tax rates, terminal values and discount rates. These assumptions are subject to change as our long-term plans and strategies are updated each year.
The carrying value of our goodwill totaled $276.2 million as of December 31, 2014. As of October 1, 2014, which is the date of our most recent impairment test, the fair value of CyrusOne was in excess of its carrying value. We have not, to date, recorded any goodwill impairments.
The following table illustrates the percentages by which our aggregate fair value exceeded our carrying value as of October 1, 2014, the date of the most recent impairment test. In addition, the table includes sensitivity analyses related to changes in certain key assumptions for the Company. The impact of each assumption change within the sensitivity analyses was calculated independently and excludes the impact of the other assumed changes.

CyrusOne(2)
Fair Values in Excess of Carrying Values
Percentage by which fair value exceeds carrying value as of October 1, 2014	103.4%

Sensitivity Analysis-1% Changes in Certain Key Assumptions
Percentage by which fair value would exceed carrying value:
1% increase in discount rate (1)	63.1%
1% decrease in long-term growth assumptions	31.6%

(1)	Assumes all other inputs remain the same; the impact of each assumption change within the sensitivity analyses above was calculated independently and excludes the impact of the other assumed changes.

(2)
Total fair value of the Company was determined using an independent third-party analysis. Changes in the discount rate or growth rates would therefore not impact the total fair value of the Company in any of the sensitivity analysis presented above.

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
Accounting for Income Taxes—CyrusOne Inc. was included in CBI's consolidated tax returns in various jurisdictions for the Predecessor period and was included in the Successor period for Texas only until June 26, 2014, when CBI's ownership percentage in the operating partnerships was reduced below 50%. In the accompanying financial statements, the Predecessor period and the Successor period (for Texas only until June 26, 2014) reflect income taxes as if we were a separate stand-alone company. The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. CBI’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. With a few exceptions, CBI is no longer subject to U.S. federal, state or local examinations for years prior to 2011.
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
In addition, CBI contributed the Predecessor’s historical deferred tax assets and liabilities (excluding any deferred tax assets created by federal net operating losses) to CyrusOne LP at the contribution date of November 20, 2012. Thus, CyrusOne Inc. will have no federal or state net operating losses available to offset its future taxable income. CyrusOne retained the net operating losses related to its foreign operations. Historically, we have recorded a full valuation allowance on our net foreign deferred tax assets related to our foreign generated net operating losses due to the uncertainty of their realization. In 2013 and 2014, management determined it was necessary to record a full valuation allowance on all of our domestic and foreign net deferred tax assets due to the uncertainty of their realization. As of December 31, 2014 and 2013, the valuation allowance was $5.7 million and $3.6 million, respectively.
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

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have exposure to interest rate risk, arising from variable-rate borrowings under our revolving credit agreement and our fixed-rate long-term debt.
On October 9, 2014, CyrusOne LP entered into a new credit agreement which provides for a $450 million senior unsecured revolving credit facility to replace CyrusOne LP's $225 million secured credit facility, and a $150 million senior unsecured term loan. The revolving facility is scheduled to mature in October 2018 and includes a one-year extension option, which if exercised by CyrusOne LP would extend the maturity date to October 2019. The term loan is scheduled to mature in October 2019. The revolving facility currently bears interest at a rate per annum equal to LIBOR plus 1.70% and the term loan currently bears interest at a rate per annum equal to LIBOR plus 1.65%. The credit agreement governing the revolving credit facility and the term loan contains an accordion feature that allows CyrusOne LP to increase the aggregate commitment by up to $300 million.
On November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. issued $525 million of senior notes, which bear interest at a fixed rate of 6.375% per annum. In November and December of 2014, we repurchased senior notes with an aggregate face value of $150.2 million for a purchase price of $163 million, including accrued interest.
As of December 31, 2014, there were outstanding borrowings of $135.0 million on the revolving facility, borrowings of $150.0 million on the term loan and our senior notes had an outstanding balance of $374.8 million.
The following table sets forth the carrying value and fair value face amounts, maturity date and average interest rates at December 31, 2014, for our fixed-rate and variable-rate debt, excluding capital leases and other financing arrangements:

(amounts in millions)	2015	2016	2017	2018	2019	Thereafter	Total Carrying Value	Total Fair Value
Fixed-rate debt	—	—	—	—	—	$374.8	$374.8	$402.0
Average interest rate on fixed-rate debt	—	—	—	—	—	6.375%
Variable-rate debt (revolving facility)	—	—	—	135.0	—	$—	$135.0	$135.0
Average interest rate on variable-rate debt	—	—	—	1.900%	—	—
Variable-rate debt (term loan)	—	—	—	—	150.0	—	$—	$150.0
Average interest rate on variable-rate debt	—	—	—	—	1.880%	—

The fair value of our senior notes as of December 31, 2014 was based on the quoted market price for these notes, which is considered Level 1 of the fair value hierarchy. The fair value of the revolving facility and term loan was based on par value as of December 31, 2014.
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
As of December 31, 2014, we have entered into several contracts to purchase electricity. Specifically, we purchased 27 MW of power for our Houston data centers until April 30, 2015. The Houston data center contracts represent approximately 96% of our usage during December 2014. For our Dallas-area data centers, we have a contract to purchase 13 MW of power until April 30, 2015, and 11 MW from May 1, 2015 through March 31, 2016. These contracts represent approximately 95% of our usage during December 2014. For our Cincinnati area data centers, we have contracts to purchase 8.5 MW through May 31, 2015, and 6 MW from the period of June 1, 2015 through August 31, 2015. The Cincinnati area contracts represent approximately 94% of our usage during December 2014 in the deregulated markets where we operate in and around Cincinnati, Ohio. We intend to obtain additional fixed price contracts as our electricity usage grows.
We do not currently employ forward contracts or other financial instruments to mitigate the risk of commodity price risk other than the contracts discussed above.

ITEM 8.    CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CyrusOne Inc.
Carrollton, TX
We have audited the accompanying consolidated balance sheets of CyrusOne Inc. and subsidiaries (the "Company") as of December 31, 2014 (Successor) and 2013 (Successor), and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year ended December 31, 2014 (Successor), from January 24, 2013 to December 31, 2013 (Successor) and January 1, 2013 to January 23, 2013 (Predecessor) and for the year ended December 31, 2012 (Predecessor). Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CyrusOne Inc. and subsidiaries as of December 31, 2014 (Successor) and 2013 (Successor), and the results of their operations and their cash flows for year ended December 31, 2014 (Successor), from January 24, 2013 to December 31, 2013 (Successor) and January 1, 2013 to January 23, 2013 (Predecessor) and for the year ended December 31, 2012 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 3, the financials statements of the Company for the period from January 1, 2013 to January 23, 2013 and for the year ended December 31, 2012 include allocations of certain corporate overhead costs from Cincinnati Bell Inc. (“CBI”). These costs may not be reflective of the actual level of costs which would have been incurred had the Company operated as a separate entity apart from CBI. Also, the financial statements of the Company for the period from January 1, 2013 to January 23, 2013 and for the year ended December 31, 2012 are presented as the “Predecessor” financial statements on a combined bases and the financial statements as of December 31, 2014 and 2013 and for the year ended December 31, 2014 and the period from January 24, 2013 to December 31, 2013 are presented on a consolidated basis as the “Successor” financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CyrusOne Inc.
Carrollton, TX
We have audited the internal control over financial reporting of CyrusOne Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Partners of
CyrusOne LP
Carrollton, TX
We have audited the accompanying consolidated balance sheets of CyrusOne LP and subsidiaries (the "Partnership") as of December 31, 2014 (Successor) and 2013 (Successor), and the related consolidated statements of operations, comprehensive income, partnership capital, and cash flows for the year ended December 31, 2014 (Successor), from January 24, 2013 to December 31, 2013 (Successor) and January 1, 2013 to January 23, 2013 (Predecessor) and for the year ended December 31, 2012 (Predecessor). Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CyrusOne LP and subsidiaries as of December 31, 2014 (Successor) and 2013 (Successor), and the results of their operations and their cash flows for year ended December 31, 2014 (Successor), from January 24, 2013 to December 31, 2013 (Successor) and January 1, 2013 to January 23, 2013 (Predecessor) and for the year ended December 31, 2012 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 3, the financials statements of the Partnership for the period from January 1, 2013 to January 23, 2013 and for the year ended December 31, 2012 include allocations of certain corporate overhead costs from Cincinnati Bell Inc. (“CBI”). These costs may not be reflective of the actual level of costs which would have been incurred had the Partnership operated as a separate entity apart from CBI. Also, the financial statements of the Partnership for the period from January 1, 2013 to January 23, 2013 and for the year ended December 31, 2012 are presented as the “Predecessor” financial statements on a combined bases and the financial statements as of December 31, 2014 and 2013 and for the year ended December 31, 2014 and the period from January 24, 2013 to December 31, 2013 are presented on a consolidated basis as the “Successor” financial statements.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 27, 2015

CyrusOne Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except for shares and per share amounts)

	As of December 31, 2014	As of December 31, 2013
Assets
Investment in real estate:
Land	$89.7	$89.3
Buildings and improvements	812.6	783.7
Equipment	349.1	190.2
Construction in progress	127.0	57.3
Subtotal	1,378.4	1,120.5
Accumulated depreciation	(327.0)	(236.7)
Net investment in real estate	1,051.4	883.8
Cash and cash equivalents	36.5	148.8
Rent and other receivables, net of allowance for doubtful accounts of $1.0 and $0.5 as of December 31, 2014 and December 31, 2013, respectively	60.9	41.2
Goodwill	276.2	276.2
Intangible assets, net of accumulated amortization of $72.1 and $55.1 as of December 31, 2014 and December 31, 2013, respectively	68.9	85.9
Due from affiliates	0.8	0.6
Other assets	91.8	70.3
Total assets	$1,586.5	$1,506.8
Liabilities and equity
Accounts payable and accrued expenses	$69.9	$66.8
Deferred revenue	65.7	55.9
Due to affiliates	7.3	8.5
Capital lease obligations	13.4	16.7
Long-term debt	659.8	525.0
Other financing arrangements	53.4	56.3
Total liabilities	869.5	729.2
Commitment and contingencies
Equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 38,651,517 and 21,991,669 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	0.4	0.2
Additional paid in capital	516.5	340.7
Accumulated deficit	(55.9)	(18.9)
Accumulated other comprehensive loss	(0.3)	—
Total shareholders’ equity	460.7	322.0
Noncontrolling interest	256.3	455.6
Total equity	717.0	777.6
Total liabilities and equity	$1,586.5	$1,506.8
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne Inc.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(amounts in millions, except per share data)

	Successor		Predecessor
	Year Ended December 31, 2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	Year Ended December 31, 2012
Revenue	$330.9	$248.4	$15.1	$220.8
Costs and expenses:
Property operating expenses	124.5	88.4	4.8	76.0
Sales and marketing	12.8	9.9	0.7	9.7
General and administrative	34.6	26.5	1.5	20.7
Depreciation and amortization	118.0	89.9	5.3	73.4
Restructuring charges	—	0.7	—	—
Transaction costs	1.0	1.3	0.1	5.7
Transaction-related compensation	—	—	20.0	—
Management fees charged by CBI	—	—	—	2.5
Loss on sale of receivables to an affiliate	—	—	—	3.2
Asset impairments	—	2.8	—	13.3
Total costs and expenses	290.9	219.5	32.4	204.5
Operating income (loss)	40.0	28.9	(17.3)	16.3
Interest expense	39.5	41.2	2.5	41.8
Other income	—	(0.1)	—	—
Loss on extinguishment of debt	13.6	1.3	—	—
Net loss before income taxes	(13.1)	(13.5)	(19.8)	(25.5)
Income tax (expense) benefit	(1.4)	(1.9)	(0.4)	5.1
(Loss) gain on sale of real estate improvements	—	(0.2)	—	0.1
Net loss	(14.5)	$(15.6)	$(20.2)	$(20.3)
Noncontrolling interest in net loss	(6.7)	(10.3)
Net loss attributed to common shareholders	$(7.8)	$(5.3)
Basic weighted average common shares outstanding	29.2	20.9
Diluted weighted average common shares outstanding	29.2	20.9
Loss per share - basic and diluted	$(0.30)	$(0.28)
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne Inc.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	Successor		Predecessor
	Year Ended December 31, 2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	Year Ended December 31, 2012
Net loss	$(14.5)	$(15.6)	$(20.2)	$(20.3)
Other comprehensive loss:
Foreign currency translation adjustments	(0.3)	—	—	—
Comprehensive loss	(14.8)	(15.6)	(20.2)	(20.3)
Comprehensive loss attributable to noncontrolling interests	(0.1)	—	—	—
Comprehensive loss attributable to CyrusOne Inc.	$(14.7)	$(15.6)	$(20.2)	$(20.3)

CyrusOne Inc.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(amounts in millions)

	Common Stock Issued
	Shares	Amount	Accum Deficit	Paid-In Capital	Partnership Capital	Divisional Control	Accum Other Comprehensive Loss	Total Shareholder’s Equity/ Parent’s Net Investment	Non Controlling Interest	Total Equity
Balance as of January 1, 2012	—	$—	$—	$—	$—	$311.5	$—	$311.5	$—	$—
Divisional control transfer	—	—	—	—	311.5	(311.5)	—	—	—	—
Net loss	—	—	—	—	(20.3)	—	—	(20.3)	—	—
Issuance of common stock (100 shares at $ .01 par value)	—	—	—	—	—	—	—	—	—	—
Issuance of partnership units	—	—	—	—	—	—	—	—	—	—
Contributions from Parent related to settlement of intercompany balances	—	—	—	7.1	196.4	—	—	203.5	—	—
Other contributions from Parent, net	—	—	—	—	5.4	—	—	5.4	—	—
Balance as of December 31, 2012	—	$—	$—	$7.1	$493.0	$—	$—	$500.1	$—	$500.1
Net loss – January 1, 2013 to January 23, 2013	—	—	—	—	(20.2)	—	—	(20.2)	—	(20.2)
Other contributions from Parent	—	—	—	—	1.3	—	—	1.3	—	1.3
Contributions from Parent–transaction compensation expense reimbursement	—	—	—	—	19.6	—	—	19.6	—	19.6
Noncontrolling interest effective January 24, 2013	—	—	—	(7.1)	(493.7)	—	—	(500.8)	500.8	—
Common stock issued	19.0	0.2	—	336.9	—	—	—	337.1	—	337.1
Common stock issued to CBI in exchange for operating partnership units	1.5	—	—	—	—	—	—	—	—	—
Common stock issued to CBI in exchange for settlement of IPO costs paid by CBI	0.4	—	—	7.1	—	—	—	7.1	(7.1)	—
IPO costs	—	—	—	(9.5)	—	—	—	(9.5)	—	(9.5)
Restricted shares issued	1.1	—	—	—	—	—	—	—	—	—
Net loss – January 24, 2013 to December 31, 2013	—	—	(15.6)	—	—	—	—	(15.6)	—	(15.6)
Noncontrolling interest allocated net loss	—	—	10.3	—	—	—	—	10.3	(10.3)	—
Stock based compensation	—	—	—	6.2	—	—	—	6.2	—	6.2
Dividends declared, $0.64 per share	—	—	(13.6)	—	—	—	—	(13.6)	(27.8)	(41.4)
Balance as of December 31, 2013	22.0	$0.2	$(18.9)	$340.7	$—	$—	$—	$322.0	$455.6	$777.6
Net Loss	—	—	(14.5)	—	—	—	—	(14.5)	—	(14.5)
Noncontrolling interest allocated net loss	—	—	6.7	—	—	—	—	6.7	(6.7)	—
Stock issuance costs	—	—	—	(1.3)	—	—	—	(1.3)	—	(1.3)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Stock-based compensation	0.7	—	—	10.3	—	—	—	10.3	—	10.3
Issuance of common stock	16.0	0.2	—	355.8	—	—	—	356.0	—	356.0
Redemption of noncontrolling interest	—	—	—	(189.0)	—	—	—	(189.0)	(166.9)	(355.9)
Dividends declared, $0.84 per share	—	—	(29.2)	—	—	—	—	(29.2)	(25.7)	(54.9)
Balance as of December 31, 2014	38.7	$0.4	$(55.9)	$516.5	$—	$—	$(0.3)	$460.7	$256.3	$717.0
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne Inc.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Successor		Predecessor
	Year Ended December 31, 2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	Year Ended December 31, 2012
Cash flows from operating activities:
Net loss	$(14.5)	$(15.6)	$(20.2)	$(20.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	118.0	89.9	5.3	73.4
Loss on sale of receivables and other assets	—	—	—	3.0
Provision for bad debt write off	0.8	0.4	—	0.1
Asset impairments	—	2.8	—	13.3
Loss on extinguishment of debt	13.6	1.3	—	—
Noncash interest expense	3.4	4.0	0.1	0.3
Deferred income tax expense (benefit), including valuation allowance change	—	0.6	0.3	(4.5)
Stock-based compensation expense	10.3	6.0	0.2	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables and other assets	(37.0)	(15.7)	(9.6)	(24.0)
Increase (decrease) in accounts payable and accrued expenses	6.9	(14.6)	20.5	(0.6)
Increase (decrease) in deferred revenues	9.8	(0.1)	3.2	3.8
(Decrease) increase in payables to related parties	(0.2)	18.4	1.5	—
Other	—	—	0.7	—
Net cash provided by operating activities	111.1	77.4	2.0	44.5
Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	—	(48.0)	—	(25.4)
Capital expenditures – other	(284.2)	(172.9)	(7.7)	(202.9)
Proceeds from the sale of assets	—	—	—	0.2
Increase in restricted cash	—	—	—	(11.1)
Release of restricted cash	—	4.4	1.9	4.8
Advances to affiliates	—	—	—	(18.3)
Other	—	(0.2)	—	0.1
Net cash used in investing activities	(284.2)	(216.7)	(5.8)	(252.6)
Cash flows from financing activities:
Issuance of common stock	356.0	360.5	—	—
Stock issuance costs	(1.3)	—	—	—
IPO costs	—	(26.6)	—	—
Acquisition of operating partnership units	(355.9)	—	—	—
Dividends paid	(50.9)	(31.0)	—	—
Borrowings from revolving credit agreement	315.0	—	—	—
Borrowings from affiliates, net	—	—	—	119.8
Payments on revolving credit facility	(30.0)	—	—	—
Payments on senior notes	(150.2)	—	—	—

Repayment of related party note	—	—	—	(400.0)
Proceeds from issuance of debt	—	—	—	525.0
Payments on capital lease obligations	(3.0)	(5.3)	(0.6)	(9.0)
Payments on financing obligations	(0.9)	(0.7)	—	—
Payment to buyout capital leases	—	(9.6)	—	—
Payment to buyout other financing arrangements	—	(10.2)	—	—
Debt issuance costs	(5.2)	(1.3)	—	(17.2)
Payment of debt extinguishment costs	(12.8)	—	—	—
Contributions from/(distributions to) parent, net	—	—	0.2	5.4
Net cash provided by (used in) by financing activities	60.8	275.8	(0.4)	224.0
Net (decrease) increase in cash and cash equivalents	(112.3)	136.5	(4.2)	15.9
Cash and cash equivalents at beginning of period	148.8	12.3	16.5	0.6
Cash and cash equivalents at end of period	$36.5	$148.8	$12.3	$16.5

Supplemental disclosures
Cash paid for interest, net of amount capitalized	$41.3	$40.7	$0.3	$42.4
Cash paid for income taxes	0.4	—	—	—
Capitalized interest	4.6	1.6	—	2.7
Noncash investing and financing transactions:
Acquisition of property in accounts payable and other liabilities	26.8	35.8	15.7	7.7
Acquisition of property by assuming capital lease obligations and other financing arrangements	—	—	—	11.6
Assets transferred by parent	—	—	—	2.0
Divisional control contribution funded by settlement of intercompany balances due to Parent	—	—	—	203.5
Contribution receivable from Parent related to transaction-related compensation	—	—	19.6	—
Dividend payable	14.3	10.4	—	—
Deferred IPO costs	—	—	1.7	—
Deferred IPO costs reclassified to additional paid in capital	—	9.5	—	—
Reclass of equipment to held for sale	—	0.3	—	—
Noncash additions to fixed assets through other financing arrangements	—	4.0	—	—
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne LP
CONSOLIDATED BALANCE SHEETS
(amounts in millions)

	Successor	Successor
	As of December 31, 2014	As of December 31, 2013
Assets
Investment in real estate:
Land	$89.7	$89.3
Buildings and improvements	812.6	783.7
Equipment	349.1	190.2
Construction in progress	127.0	57.3
Subtotal	1,378.4	1,120.5
Accumulated depreciation	(327.0)	(236.7)
Net investment in real estate	1,051.4	883.8
Cash and cash equivalents	36.5	148.8
Rent and other receivables, net of allowance for doubtful accounts of $1.0 and $0.5 as of December 31, 2014 and December 31, 2013, respectively	60.9	41.2
Goodwill	276.2	276.2
Intangible assets, net of accumulated amortization of $72.1 and $55.1 as of December 31, 2014 and December 31, 2013, respectively	68.9	85.9
Due from affiliates	0.8	0.6
Other assets	91.8	70.3
Total assets	$1,586.5	$1,506.8
Liabilities and parent’s net investment
Accounts payable and accrued expenses	$69.9	$66.8
Deferred revenue	65.7	55.9
Due to affiliates	7.3	8.5
Capital lease obligations	13.4	16.7
Long-term debt	659.8	525.0
Other financing arrangements	53.4	56.3
Total liabilities	869.5	729.2
Commitment and contingencies
Parent’s net investment:
Partnership capital	717.0	777.6
Total liabilities and partnership capital	$1,586.5	$1,506.8
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne LP
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(amounts in millions)

	Successor		Predecessor
	Year Ended December 31, 2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	Year Ended December 31, 2012
Revenue	$330.9	$248.4	$15.1	$220.8
Costs and expenses:
Property operating expenses	124.5	88.4	4.8	76.0
Sales and marketing	12.8	9.9	0.7	9.7
General and administrative	34.6	26.5	1.5	20.7
Depreciation and amortization	118.0	89.9	5.3	73.4
Restructuring charges	—	0.7	—	—
Transaction costs	1.0	1.3	0.1	5.7
Transaction-related compensation	—	—	20.0	—
Management fees charged by CBI	—	—	—	2.5
Loss on sale of receivables to an affiliate	—	—	—	3.2
Asset impairments	—	2.8	—	13.3
Total costs and expenses	290.9	219.5	32.4	204.5
Operating income (loss)	40.0	28.9	(17.3)	16.3
Interest expense	39.5	41.2	2.5	41.8
Other income	—	(0.1)	—	—
Loss on extinguishment of debt	13.6	1.3	—	—
Net loss before income taxes	(13.1)	(13.5)	(19.8)	(25.5)
Income tax (expense) benefit	(1.4)	(1.9)	(0.4)	5.1
(Loss) gain on sale of real estate improvements	—	(0.2)	—	0.1
Net loss	$(14.5)	$(15.6)	$(20.2)	$(20.3)
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne LP
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	Successor		Predecessor
	Year Ended December 31, 2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	Year Ended December 31, 2012
Net loss	$(14.5)	$(15.6)	$(20.2)	$(20.3)
Other comprehensive loss:
Foreign currency translation adjustments	(0.3)	—	—	—
Comprehensive loss	$(14.8)	$(15.6)	$(20.2)	$(20.3)

CyrusOne LP
CONSOLIDATED AND COMBINED STATEMENTS OF PARTNERSHIP CAPITAL
(amounts in millions)

	Partnership Units	Partnership Capital	Divisional Control
Balance January 1, 2012	—	$—	$311.5
Divisional control transfer from CBI	—	311.5	(311.5)
Net Loss	—	(20.3)	—
Issuance of Partnership units	123.6	—	—
Contributions from CBI related to settlement of intercompany balances	—	196.4	—
Other contributions from Parent, net	—	5.4	—
Balance December 31, 2012	123.6	$493.0	$—
Net loss—January 1, 2013, to January 23, 2013	—	(20.2)	—
Contributions from Parent—transaction-compensation expense reimbursement	—	19.6	—
Other contributions from Parent	—	1.3	—
Distribution to CyrusOne Inc.	—	(2.4)	—
Partnership reverse unit split 2.8 to 1	(79.5)	—	—
Partnership units exchanged by CBI for common stock in CyrusOne Inc.	(1.5)	—	—
Partnership units issued to CyrusOne Inc.	22.0	337.1	—
Compensation expense of CyrusOne Inc. allocated to Partnership	—	6.2	—
Net loss—January 24, 2013, to December 31, 2013	—	(15.6)	—
Partnership distributions declared	—	(41.4)	—
Balance at December 31, 2013	64.6	$777.6	$—
Net loss	—	(14.5)	—
Compensation expense of CyrusOne Inc. allocated to operating partnership	—	10.3	—
Foreign currency translation adjustments	—	(0.3)	—
Partnership units issued to CyrusOne Inc.	0.7	—	—
Partnership units purchased by CyrusOne Inc.	16.0	356.0	—
Partnership units sold by CBI	(16.0)	(355.9)	—
Distributions to CyrusOne Inc.	—	(1.3)	—
Partnership distributions	—	(54.9)	—
Balance at December 31, 2014	65.3	$717.0	$—
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne LP
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Successor		Predecessor
	Year Ended December 31, 2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	Year Ended December 31, 2012
Cash flows from operating activities:
Net loss	$(14.5)	$(15.6)	$(20.2)	$(20.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	118.0	89.9	5.3	73.4
Loss on sale of receivables and other assets	—	—	—	3.0
Provision for bad debt write off	0.8	0.4	—	0.1
Asset impairments	—	2.8	—	13.3
Loss on extinguishment of debt	13.6	1.3	—	—
Noncash interest expense	3.4	4.0	0.1	0.3
Deferred income tax expense (benefit), including valuation allowance change	—	0.6	0.3	(4.5)
Stock-based compensation expense	10.3	6.0	0.2	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables and other assets	(37.0)	(15.7)	(9.6)	(16.1)
Increase (decrease) in accounts payable and accrued expenses	6.9	(14.6)	20.5	(1.4)
Increase (decrease) in deferred revenues	9.8	(0.1)	3.2	3.8
(Decrease) increase in payables to related parties	(0.2)	18.4	1.5	—
Other	—	—	0.7	—
Net cash provided by operating activities	111.1	77.4	2.0	51.6
Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	—	(48.0)	—	(25.4)
Capital expenditures – other	(284.2)	(172.9)	(7.7)	(202.9)
Proceeds from the sale of assets	—	—	—	0.2
Increase in restricted cash	—	—	—	(11.1)
Release of restricted cash	—	4.4	1.9	4.8
Advances to affiliates	—	—	—	(18.3)
Other	—	(0.2)	—	0.1
Net cash used in investing activities	(284.2)	(216.7)	(5.8)	(252.6)
Cash flows from financing activities:
Issuance of partnership units	0.1	333.9	—	—
Distributions paid	(50.9)	(31.0)	—	—
Borrowings from revolving credit agreement	315.0	—	—	—
Borrowings from affiliates, net	—	—	—	119.8
Payments on revolving credit facility	(30.0)	—	—	—
Payments on senior notes	(150.2)	—	—	—
Repayment of related party note	—	—	—	(400.0)
Proceeds from issuance of debt	—	—	—	525.0
Payments on capital lease obligations	(3.0)	(5.3)	(0.6)	(9.0)

Payments on financing obligations	(0.9)	(0.7)	—	—
Payments to buyout capital leases	—	(9.6)	—	—
Payment to buyout other financing arrangements	—	(10.2)	—	—
Debt issuance costs	(5.2)	(1.3)	—	(17.2)
Payment of debt extinguishment costs	(12.8)	—	—	—
Contributions to/(distributions from) parent, net	(1.3)	—	0.2	(1.7)
Other	—	—	—	—
Net cash provided by (used in) by financing activities	60.8	275.8	(0.4)	216.9
Net (decrease) increase in cash and cash equivalents	(112.3)	136.5	(4.2)	15.9
Cash and cash equivalents at beginning of period	148.8	12.3	16.5	0.6
Cash and cash equivalents at end of period	$36.5	$148.8	$12.3	$16.5

Supplemental disclosures
Cash paid for interest, net of amount capitalized	$41.3	$40.7	$0.3	$42.4
Cash paid for income taxes	0.4	—	—	—
Capitalized interest	4.6	1.6	—	2.7
Noncash investing and financing transactions:
Acquisition of property in accounts payable and other liabilities	26.8	35.8	15.7	7.7
Acquisitions of property by assuming capital lease obligations and other financing arrangements	—	—	—	11.6
Contribution receivable from Parent related to transaction-related compensation	—	—	19.6	—
Distribution payable	14.3	10.4	—	—
Other contributions from Parent	—	1.3	1.7	—
Non-cash distribution to CyrusOne Inc.	—	2.4	—	—
Assets transferred to Parent	—	—	—	2.0
Divisional control contribution funded by settlement of intercompany balances due to Parent	—	—	—	196.4
Reclass of equipment to held for sale	—	0.3	—	—
Noncash additions to fixed assets through other financing arrangements	—	4.0	—	—
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Description of Business
CyrusOne Inc., together with CyrusOne GP, a wholly-owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. holds a controlling interest in CyrusOne LP (the “operating partnership”) and the subsidiaries of the operating partnership (collectively, “CyrusOne”, “we”, “us”, “our”, and the “Company”) is an owner, operator and developer of enterprise-class, carrier-neutral multi-tenant data center properties. Our customers operate in a number of industries, including energy, oil and gas, mining, medical, technology, finance and consumer goods and services. We currently operate approximately 25 data centers located in the United States, United Kingdom and Singapore.
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
On November 20, 2012, the operating partnership received a contribution of interests in real estate properties and the assumption of debt and other specified liabilities from CBI in exchange for the issuance of 123.7 million operating partnership units to CBI.
On January 24, 2013, CyrusOne Inc. completed its initial public offering (“IPO”) of common stock, issuing approximately 19 million shares for $337.1 million, net of underwriting discounts. At that time the operating partnership executed a 2.8 to 1.0 reverse unit split, resulting in CBI owning 44.1 million operating partnership units. In addition, CBI exchanged approximately 1.5 million of its operating partnership units for 1.5 million shares of CyrusOne Inc. common stock, and CBI was issued 0.4 million shares of CyrusOne Inc. common stock in repayment for transaction costs paid by CBI. CyrusOne Inc. also issued approximately 1.1 million shares of restricted stock to its directors and employees. In addition, on January 24, 2013, CyrusOne Inc., together with CyrusOne GP, purchased approximately 21.9 million, or 33.9% of the operating partnership’s units for $337.1 million and through CyrusOne GP assumed the controlling interest in the operating partnership. CBI retained a noncontrolling interest in the operating partnership of 66.1%.
On June 25, 2014, CyrusOne Inc. completed a public offering of 16 million shares of its common stock, including 2.1 million shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $23.25 per share, or $371.7 million. CyrusOne Inc. used the proceeds of $355.9 million, net of underwriting discounts of $15.8 million, to acquire 16 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI.
As of December 31, 2014, the total number of outstanding partnership units was 65.3 million and CBI holds a 40.8% noncontrolling interest in the operating partnership. CBI effectively owns approximately 43.7% of CyrusOne through its interest in outstanding shares of common stock of CyrusOne Inc. and its interest in the operating partnership units of CyrusOne LP.
3. Basis of Presentation
The accompanying financial statements for the period ended January 23, 2013 and the year ended December 31, 2012, were prepared on a combined basis using CBI’s historical basis in the assets and liabilities of its data center business and are presented as the “Predecessor” financial statements. The Predecessor financial statements include all revenues, costs, assets and liabilities directly attributable to the data center business. In addition, certain expenses reflected in the Predecessor financial statements include allocations of corporate expenses from CBI, which in the opinion of management are reasonable but do not necessarily reflect what CyrusOne’s financial position, results of operations and cash flows would have been had CyrusOne been a stand-alone company during these respective periods. As a result, the Predecessor financial information is not necessarily indicative of CyrusOne’s future results of operations, financial position and cash flows. The financial statements as of December 31, 2014 and 2013 and for the period from January 24, 2013 to December 31, 2013, and the year ended December 31, 2014, are prepared on a consolidated basis and are presented as the “Successor” financial statements.

In addition, the accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All material intercompany transactions and balances have been eliminated in consolidation.
4. Significant Accounting Policies
Use of Estimates—Preparation of the consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. These estimates and assumptions are based on management’s knowledge of current events and actions that we may undertake in the future. Estimates are used in determining the fair value of leased real estate, the useful lives of real estate and other long-lived assets, future cash flows associated with goodwill and other long-lived asset impairment testing, deferred tax assets and liabilities and loss contingencies. Estimates were also utilized in the determination of historical allocations of shared employees’ payroll, benefits and incentives and management fees between CyrusOne and CBI. Actual results may differ from these estimates and assumptions.
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
Construction in progress includes direct and indirect expenditures for the construction and expansion of our data centers and is stated at its acquisition cost. Independent contractors perform substantially all of the construction and expansion efforts of our data centers. Construction in progress includes costs incurred under construction contracts including project management services, engineering and schematic design services, design development, construction services and other construction-related fees and services. Interest, property taxes and certain labor costs are also capitalized during the construction of an asset. Capitalized interest in 2014, 2013, and 2012 was $4.6 million, $1.6 million, and $2.7 million, respectively. These costs are depreciated over the estimated useful life of the related assets.
Depreciation is calculated using the straight-line method over the estimated useful life of the asset. Useful lives range from nine to forty-eight years years for buildings, three to twenty-five years for building improvements, and three to five years years or equipment. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term, including renewal options which are reasonably assured.
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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Impairment exists when the Company's net book value of real estate assets is greater than the estimated fair value. For the period ended December 31, 2013 and the year ended December 31, 2012, we recognized impairments of $2.8 million and $11.8 million, respectively. No such impairments were recognized in 2014.
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
The fair value of our reporting unit was determined using a combination of market-based valuation multiples for comparable businesses and discounted cash flow analysis based on internal financial forecasts incorporating market participant assumptions. There were no impairments recognized for the years ended December 31, 2014 or 2013.
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
For the year ended December 31, 2012, we recognized an impairment of $1.5 million related to the impairment of customer relationships. There were no impairments recognized for the years ended December 31, 2014 or 2013.
Rent and Other Receivables—Receivables consist principally of trade receivables from customers and are generally unsecured and due within 30 to 120 days. Unbilled receivables arise from services rendered but not yet billed. Expected credit losses associated with trade receivables are recorded as an allowance for uncollectible accounts. The allowance for uncollectible accounts is estimated based upon historic patterns of credit losses for aged receivables as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written-off and the associated allowance for uncollectible accounts is reduced. The Company has receivables with one customer that exceeds 10% of the Company’s outstanding accounts receivable balance at December 31, 2014 and 2013. In addition, our receivables include $8.7 million of receivables as of December 31, 2014 which has not been billed to the customer. The amount will be billed and payable in 36 monthly payments starting in April 2015 through March 2018.
As of December 31, 2014, receivables were $61.9 million, and the allowance for uncollectible accounts was $1.0 million. The December 31, 2013 receivables were $41.7 million, and the allowance for uncollectible accounts was $0.5 million.
Deferred Costs—Deferred costs include both deferred leasing costs and deferred financing costs. Deferred costs are presented with other assets in the accompanying consolidated and combined balance sheets. Leasing commissions incurred at the commencement of a new lease are capitalized and amortized to expense over the term of the customer lease. Amortization of deferred leasing costs is presented with depreciation and amortization in the accompanying consolidated and combined statements of operations. If a lease terminates prior to the expected term of the lease, the remaining unamortized cost is written off to amortization expense.
Deferred financing costs include costs incurred in connection with issuance of senior notes, term loans and revolving credit facilities. These financing costs are capitalized and amortized to expense over the term of the instrument and are included as a component of interest expense.
Other Financing Arrangements—Other financing arrangements represent leases of real estate where we are involved in the construction of structural improvements to develop buildings into data centers. When we bear substantially all the construction period risk, such as managing or funding construction, we are deemed to be the accounting owner of the leased property and, at the lease inception date, we are required to record at fair value the property and associated liability on our consolidated and combined balance sheet. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations.
Revenue Recognition—Colocation rentals are generally billed monthly in advance, and some contracts have escalating payments over the term of the contract. If rents escalate without the lessee gaining access to or control over additional leased space or power, and the lessee takes possession of, or controls the physical use of the property (including all contractually committed power) at the beginning of the lease term, the rental payments by the lessee are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional leased space or power, revenue is recognized in proportion to the additional space or power in the periods that the lessee has control over the

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

use of the additional space or power. The excess of revenue recognized over amounts contractually due is recognized in other assets in the accompanying consolidated and combined balance sheets. As of December 31, 2014 and 2013, straight-line rents receivable was $33.7 million and $25.5 million, respectively.
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
Revenue is recognized for services or products that are deemed separate units of accounting. When a customer makes an advance payment or they are contractually obligated to pay any amounts in advance, which is not deemed a separate unit of accounting, deferred revenue is recorded. This revenue is recognized ratably over the expected term of the lease, unless the pattern of service suggests otherwise. As of December 31, 2014 and 2013, deferred revenue was $65.7 million and $55.9 million, respectively.
Certain customer contracts require specified levels of service or performance. If we fail to meet these service levels, our customers may be eligible to receive credits on their contractual billings. These credits are recognized against revenue when an event occurs that gives rise to such credits. Customer credits were immaterial for the years ended December 31, 2014 and 2013.
A provision for uncollectible accounts is recognized when the collection of contractual rent, straight-line rent or customer reimbursements are deemed to be uncollectible. The provision for uncollectible accounts was $1.0 million in 2014, $0.5 million in 2013 and $0.3 million in 2012.
Sales and Marketing Expense—Sales and marketing expense is comprised of compensation and benefits associated with sales and marketing personnel as well as advertising and marketing costs. Costs related to advertising are expensed as incurred and amounted to $2.9 million for the year ended December 31, 2014, $2.1 million for the period ended December 31, 2013, $0.1 million for the period ended January 23, 2013, and $2.9 million for the year ended December 31, 2012.
Depreciation and Amortization Expense—Depreciation expense is recognized over the estimated useful lives of real estate applying the straight-line method. The useful life of leased real estate and leasehold improvements is the lesser of the economic useful life of the asset or the term of the lease, including optional renewal periods if renewal of the lease is reasonably assured. The residual value of leased real estate is estimated as the lesser of (i) the expected fair value of the asset at the end of the lease term or (ii) the expected amount of the unamortized liability at the end of the lease term. Estimated useful lives are periodically reviewed. Depreciation expense was $95.8 million for the year ended December 31, 2014, $70.3 million for the period ended December 31, 2013, $4.1 million for the period ended January 23, 2013, and $54.5 million for the year ended December 31, 2012.
Amortization expense is recognized over the estimated useful lives of finite-lived intangibles. An accelerated method of amortization is utilized to amortize our customer relationship intangible, consistent with the benefit expected to be derived from this asset. We amortize trademarks, favorable leasehold interests, deferred leasing costs and deferred sales commissions over their estimated useful lives. The estimated useful life of trademarks and customer relationships is eight to fifteen years. In addition, we have a favorable leasehold interest related to a land lease that is being amortized over the lease term of fifty-six years. Deferred leasing costs are amortized over three to five years. Amortization expense was $22.2 million for the year ended December 31, 2014, $19.6 million for the period ended December 31, 2013, $1.2 million for the period ended January 23, 2013, and $18.9 million for the year ended December 31, 2012.
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
Income Taxes—CyrusOne Inc. was included in CBI’s consolidated tax returns in various jurisdictions for the Predecessor period and was included in the Successor period for Texas only until June 26, 2014 when CBI's ownership percentage in the operating partnership was reduced below 50%. In the accompanying financial statements, the Predecessor period and the Successor period (for Texas only until June 26, 2014) reflect income taxes as if the Company were a separate stand-alone

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

company. The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. CyrusOne Inc. elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our initial taxable year ending December 31, 2013. Provided we continue to meet the various qualification tests mandated under the Code, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our shareholders. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to federal income tax at regular corporate rates and any applicable alternative minimum tax.
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions.  The Company's previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires.  With a few exceptions, the Company is no longer subject to U. S. federal, state or local examinations for years prior to 2011, and we have no liabilities for uncertain tax positions as of December 31, 2014 or 2013.
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
Comprehensive Loss—Comprehensive loss represents the change in net assets of a company from transactions and other events from non-owner sources. Comprehensive loss comprises all components of net loss and all components of other comprehensive loss. Comprehensive loss was equal to $0.3 million in 2014. Comprehensive loss was equal to our net loss in 2013 and 2012.
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
Restricted Shares - On January 24, 2013, CyrusOne Inc. issued approximately 1 million restricted shares to its employees, officers and members of the Company's board of directors in conjunction with CyrusOne's IPO. These restricted shares generally vest over three years. The per share grant date price was $19.00. In addition, from time to time, new employees and members of our board of directors have been issued restricted shares. These restricted shares are issued at a price equal to our share price on the grant date.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Performance and Market Based Awards - On April 17, 2013, and February 7, 2014, the Company issued performance and market based awards in the form of options and/or restricted stock to certain employees and officers of the Company. Fifty percent of the restricted shares and stock options will vest annually based upon achieving certain performance criteria. The other fifty percent of the restricted shares and stock options will vest at the end of three years if certain market conditions are met. The fair value of these awards were determined using the Black-Scholes or Monte-Carlo model which use assumptions such as volatility, risk-free interest rate, and expected term of the awards. See Note 15 for additional details relating to these awards.
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
5. Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued amendments to provide guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The Company adopted this guidance in the first quarter of 2014 and has properly reflected the impact in the guarantor financial statements.
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

In January 2015, the FASB issued guidance eliminating from U.S. GAAP the concept of an extraordinary item. An entity is no longer required to (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. This guidance does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

6. Investment in Real Estate
A schedule of our gross investment in real estate follows:

	December 31, 2014			December 31, 2013
(amounts in millions)	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment
West Seventh St., Cincinnati, OH (7th Street)	$0.9	$110.6	$12.7	$0.9	$107.6	$11.0
Parkway Dr., Mason, OH (Mason)	—	20.2	0.9	—	20.2	0.6
Industrial Rd., Florence, KY (Florence)	2.2	41.4	3.0	2.2	41.4	2.4
Goldcoast Dr., Cincinnati, OH (Goldcoast)	0.6	6.7	0.1	0.6	6.7	0.1
Knightsbridge Dr., Hamilton, OH (Hamilton)	—	49.2	3.7	—	49.2	3.6
E. Monroe St., South Bend, IN (Monroe St.)	—	2.5	0.1	—	2.5	—
Springer St., Lombard, IL (Lombard)	0.7	4.7	5.7	0.7	4.6	0.2
Crescent Circle, South Bend, IN (Blackthorn)	—	3.3	0.1	—	3.3	0.2
Kingsview Dr., Lebanon, OH (Lebanon)	4.0	77.0	5.5	4.0	71.7	2.2
McAuley Place, Blue Ash, OH (Blue Ash)	—	0.6	0.1	—	0.6	—
Westway Park Blvd., Houston, TX (Houston West 1)	1.4	84.4	43.8	1.4	84.4	39.4
Westway Park Blvd., Houston, TX (Houston West 2)	2.0	22.5	45.1	2.0	22.4	15.8
Westway Park Blvd., Houston, TX (Houston West 3)	18.4	—	—	18.3	—	—
Southwest Fwy., Houston, TX (Galleria)	—	68.6	15.0	—	68.4	13.3
E. Ben White Blvd., Austin, TX (Austin 1)	—	22.5	1.2	—	22.5	1.2
S. State Highway 121 Business, Lewisville, TX (Lewisville)	—	76.7	22.8	—	77.0	20.3
Marsh Lane, Carrollton, TX (Marsh Ln)	—	0.1	0.5	—	0.1	0.5
Midway Rd., Carrollton, TX (Midway)	—	2.0	0.4	—	2.0	0.4
W. Frankford Rd., Carrollton, TX (Carrollton)	16.1	51.6	85.3	16.1	42.6	34.8
Bryan St., Dallas, TX (Bryan St)	—	0.1	0.2	—	0.1	0.1
North Freeway, Houston, TX (Greenspoint)	—	1.3	—	—	1.3	0.4
South Ellis Street, Chandler, AZ (Phoenix 1)	14.8	56.4	43.9	15.0	55.7	11.7
South Ellis Street, Chandler, AZ (Phoenix 2)	—	13.2	21.8	—	—	—
Westover Hills Blvd., San Antonio, TX (San Antonio 1)	4.6	32.1	32.4	4.6	32.1	29.5
Westover Hills Blvd., San Antonio, TX (San Antonio 2)	7.0	—	—	6.7	—	—
Metropolis Dr., Austin, TX (Austin 2)	2.0	23.2	4.0	2.0	23.1	1.7
Kestral Way (London)	—	32.7	0.7	—	34.8	0.7
Jurong East (Singapore)	—	9.0	0.1	—	9.4	0.1
Ridgetop Circle, Sterling, VA (Northern VA)	7.0	—	—	6.9	—	—
Metropolis Dr., Austin, TX (Austin 3)	8.0	—	—	7.9	—	—
Total	$89.7	$812.6	$349.1	$89.3	$783.7	$190.2
Construction in progress was $127.0 million and $57.3 million as of December 31, 2014 and December 31, 2013, respectively. We have sustained high amounts of construction in progress as we continue to build data center facilities.
During 2014, we continued to invest in the development of real estate. Our development has included the completion of additional square footage and power primarily in our Phoenix 1, Phoenix 2, Carrollton, and Houston West 2 data centers.

7. Goodwill, Intangible and Other Long-Lived Assets
Goodwill and intangible assets were recognized in connection with the acquisition of Cyrus Networks as well as prior acquisitions. The carrying amount of goodwill was $276.2 million as of December 31, 2014 and 2013.
Summarized below are the carrying values for the major classes of intangible assets:

(amounts in millions)		December 31, 2014			December 31, 2013
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	15	$129.7	$(69.5)	$60.2	$129.7	$(53.1)	$76.6
Trademark	15	7.4	(2.3)	5.1	7.4	(1.8)	5.6
Favorable leasehold interest	56	3.9	(0.3)	3.6	3.9	(0.2)	3.7
Total		$141.0	$(72.1)	$68.9	$141.0	$(55.1)	$85.9
There were no intangible asset impairments for the years ended December 31, 2014 or 2013.
Amortization expense for acquired intangible assets subject to amortization was $17.0 million, $15.9 million, $1.0 million and $16.4 million for the year ended December 31, 2014, and the periods ended December 31, 2013 and January 23, 2013, and the year ended December 31, 2012, respectively.
The following table presents estimated amortization expense for each of the next five years and thereafter, commencing January 1, 2015:

(amounts in millions)
2015	$14.6
2016	11.6
2017	9.5
2018	7.6
2019	5.9
Thereafter	19.7
Total	$68.9

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

8. Debt and Other Financing Arrangements
Debt and other financing arrangements presented in the accompanying consolidated and combined financial statements consist of the following:

(amounts in millions)	December 31, 2014	December 31, 2013
Revolving facility	$135.0	$—
Term loan	150.0	—
6 3/8% senior notes due 2022	374.8	525.0
Long-term debt	659.8	525.0
Capital lease obligations	13.4	16.7
Other financing arrangements	53.4	56.3
Total	$726.6	$598.0
Revolving credit agreement—On October 9, 2014, CyrusOne LP entered into a new credit agreement which provides for a $450 million senior unsecured revolving credit facility to replace CyrusOne LP's $225 million secured credit facility, and a $150 million senior unsecured term loan. The revolving facility is scheduled to mature in October 2018 and includes a one-year extension option, which if exercised by CyrusOne LP would extend the maturity date to October 2019. The term loan is scheduled to mature in October 2019. The revolving facility currently bears interest at a rate per annum equal to LIBOR plus 1.70% and the term loan currently bears interest at a rate per annum equal to LIBOR plus 1.65%. The credit agreement governing the revolving credit facility and the term loan contains an accordion feature that allows CyrusOne LP to increase the aggregate commitment by up to $300 million.
As of December 31, 2014 there were borrowings of $135 million under the revolving facility and $150 million under the term loan. There were no borrowings under the previous credit agreement as of December 31, 2013.
We pay commitment fees for the unused amount of borrowings on the revolving facility and term loan and letter of credit fees on any outstanding letters of credit. The commitment fees are equal to 0.25% per annum of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. Commitment fees related to the credit agreement were $1.1 million for the years ended December 31, 2014 and 2013.
Capital lease obligations—We use leasing as a source of financing for certain of our data center facilities and related equipment. We currently operate four data center facilities recognized as capital leases. We have options to extend the initial lease term on all these leases and options to purchase the facility for one of these leases. Interest expense on capital lease obligations was $5.9 million, $6.3 million, $0.3 million and $7.4 million for the year ended December 31, 2014, and the periods ended December 31, 2013, and January 23, 2013, and year ended December 31, 2012, respectively.
6.375% Senior Notes due 2022—On November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. (the “Issuers”) issued $525 million of 6.375% senior notes due 2022 (“6.375% senior notes”). The 6.375% senior notes are senior unsecured obligations of the Issuers, which rank equally in right of payment with all existing and future unsecured senior debt of the Issuers. The 6.375% senior notes are effectively subordinated to all existing and future secured indebtedness of the Issuers to the extent of the value of the assets securing such indebtedness. The 6.375% senior notes are fully and unconditionally and jointly and severally guaranteed by CyrusOne Inc., CyrusOne GP, and each of CyrusOne LP’s existing and future domestic 100% owned subsidiaries, subject to certain exceptions. Each such guarantee is a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior debt of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness. The 6.375% senior notes are structurally subordinated to all liabilities (including trade payables) of each subsidiary of the Issuer that does not guarantee the senior notes. The 6.375% senior notes bear interest at a rate of 6.375% per annum, payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2013.
The indenture governing the 6.375% senior notes contains affirmative and negative covenants customarily found in indebtedness of this type, including a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur secured or unsecured indebtedness; pay dividends or distributions on its equity interests, or redeem or repurchase equity interests of the Company; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of the operating partnership’s subsidiaries to pay dividends or make certain transfers and other payments to the operating partnership or to other subsidiaries; sell assets; and merge, consolidate or transfer all or substantially all of the operating partnership’s assets. Notwithstanding the foregoing, our indenture restricts

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

CyrusOne LP from making distributions to its stockholders and limited partners, or redeeming or otherwise repurchasing shares of its capital stock or partnership units, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable CyrusOne Inc. to maintain its qualification as a REIT and to minimize the payment of income tax. The Company and its subsidiaries are also required to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis, provided that for the purposes of such calculation their revolving credit facility shall be treated as unsecured indebtedness, in each case subject to certain qualifications set forth in the indenture.
The 6.375% senior notes will mature on November 15, 2022. However, prior to November 15, 2017, the Issuers may, at their option, redeem some or all of the 6.375% senior notes at a redemption price equal to 100% of the principal amount of the 6.375% senior notes, together with accrued and unpaid interest, if any, plus a “make-whole” premium. On or after November 15, 2017, the Issuers may, at our option, redeem some or all of the 6.375% senior notes at any time at declining redemption prices equal to (i) 103.188% beginning on November 15, 2017, (ii) 102.125% beginning on November 15, 2018, (iii) 101.063% beginning on November 15, 2019 and (iv) 100.000% beginning on November 15, 2020 and thereafter, plus, in each case, accrued and unpaid interest, if any, to the applicable redemption date. In addition, before November 15, 2015, and subject to certain conditions, the Issuers may, at their option, redeem up to 35% of the aggregate principal amount of the 6.375% senior notes with the net proceeds of certain equity offerings at 106.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that (i) at least 65% of the aggregate principal amount of the 6.375% senior notes remains outstanding and (ii) the redemption occurs within 90 days of the closing of any such equity offering.
In November and December of 2014, we repurchased our 6.375% senior notes with an aggregate face value of $150.2 million for a purchase price of $163 million, including accrued interest. This resulted in a loss on extinguishment of debt of $12.8 million. As of December 31, 2014, the outstanding balance on our 6.375% senior notes was $374.8 million.
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
The following table summarizes our annual minimum payments associated with our other financing arrangements for the five years subsequent to December 31, 2014, and thereafter:

(amounts in millions)
2015	$5.6
2016	5.7
2017	5.8
2018	5.9
2019	6.0
Thereafter	21.1
Total financing arrangements	$50.1

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

The following table summarizes annual principal maturities of our revolving facility and term loan, 6 3/8% senior notes due 2022 and capital leases for the five years subsequent to December 31, 2014, and thereafter:

(amounts in millions)	Revolving Facility/Term Loan	6.375% Senior Notes	Capital Leases	Total
2015	$—	$—	$2.3	$2.3
2016	—	—	2.5	2.5
2017	—	—	1.2	1.2
2018	135.0	—	1.4	136.4
2019	150.0	—	1.5	151.5
Thereafter	—	374.8	4.5	379.3
Total debt	$285.0	$374.8	$13.4	$673.2
The payment of interest on capital leases over the next five years and thereafter will be $1.2 million, $1.0 million, $0.8 million, $0.7 million, $0.5 million and $0.8 million, respectively.
Deferred financing costs—Deferred financing costs are costs incurred in connection with obtaining long-term financing. Deferred financing costs were incurred in connection with the issuance of the revolving facility and term loan and 6.375% senior notes due 2022. As of December 31, 2014, and 2013, deferred financing costs totaled $15.5 million and $14.1 million, respectively. Deferred financing costs related to the senior notes are amortized using the effective interest method over the term of the related indebtedness. Deferred financing costs related to the revolving facility and term loan are amortized using the straight-line method. Amortization of deferred financing costs, included in interest expense in the consolidated and combined statements of operations, totaled $3.4 million, $4.0 million and $0.1 million for the year ended December 31, 2014, and the periods ended December 31, 2013, and January 23, 2013, respectively, and $0.3 million in 2012. The amortization of deferred financing costs for the year ended December 31, 2014 included $0.8 million related to the extinguishment of debt and the correction of expense recorded in prior periods.
Debt Covenants —The credit agreement governing the revolving facility and the term loan requires us to maintain certain financial covenants including the following, in each case on a consolidated basis:

•	A minimum fixed charge ratio;

•	Maximum total and secured leverage ratios;

•	A minimum tangible net worth ratio;

•	A maximum secured recourse indebtedness ratio;

•	A minimum unencumbered debt yield ratio; and

•	A maximum ratio of unsecured indebtedness to unencumbered asset value.
Notwithstanding these limitations, we will be permitted, subject to the terms and conditions of the credit agreement, to distribute to our shareholders cash dividends in an amount not to exceed 95% of our Funds From Operations ("FFO"), as defined in the credit agreement) for any period. Similarly, our indenture permits dividends and distributions necessary for us to maintain our status as a REIT.
The Company’s most restrictive covenants are generally included in its credit agreement. In order to continue to have access to amounts available to it under the credit agreement, the Company must remain in compliance with all covenants.
The indenture governing the 6.375% senior notes contains affirmative and negative covenants customarily found in indebtedness of this type, including a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur secured or unsecured indebtedness; pay dividends or distributions on its equity interests, or redeem or repurchase equity interests of the Company; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of the operating partnership’s subsidiaries to pay dividends or make certain transfers and other payments to the operating partnership or to other subsidiaries; sell assets; and merge, consolidate or transfer all or substantially all of the operating partnership’s assets. Notwithstanding the foregoing, the covenants contained in the indenture do not restrict the Company’s ability to pay dividends or distributions to shareholders to the extent (i) no default or event of default exists or is continuing under the indenture and (ii) the Company believes in good faith that we qualify as a REIT under the Code and the payment of such dividend or distribution is necessary either to maintain its status as a REIT or to enable it to avoid payment of any tax that could be avoided by reason of such dividend or distribution. The Company and its subsidiaries are also required to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

As of December 31, 2014 and 2013, we believe we were in compliance with all covenants.
9. Fair Value of Financial Instruments
The fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these instruments.
The carrying value and fair value of other financial instruments are as follows:

	December 31, 2014		December 31, 2013
(amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
6.375% senior notes due 2022	$374.8	$402.0	$525.0	$539.4
Revolving facility and term loan	285.0	285.0	—	—
Other financing arrangements	53.4	63.1	56.3	63.8
The fair value of our senior notes as of December 31, 2014 and 2013 was based on the quoted market price for these notes, which is considered Level 1 of the fair value hierarchy. The fair value of the revolving facility and term loan was based on par value as of December 31, 2014. The fair value of other financing arrangements at December 31, 2014 and December 31, 2013, was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration. These fair value measurements are considered Level 2 of the fair value hierarchy.
Non-recurring fair value measurements
Certain long-lived assets, intangibles and goodwill are required to be measured at fair value on a non-recurring basis subsequent to their initial measurement. These non-recurring fair value measurements generally occur when evidence of impairment has occurred. There were no impairment charges for the year ended December 31, 2014.
The measured fair value used in the 2013 related impairment charges is summarized below:

(amounts in millions)	December 31, 2013	Quoted prices in active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	2013 Impairment Loss
Equipment	$0.3	$—	$0.3	$—	$(2.8)
Total Impairment					$(2.8)
In the fourth quarter of 2013, we agreed to an offer to purchase equipment which had a net book value of $3.1 million for $0.3 million, resulting in a loss of $2.8 million.
10. Noncontrolling Interest - Operating Partnership
The noncontrolling interest represents the limited partnership interest in the operating partnership held by CBI.
The following table shows the ownership interests as of December 31, 2014 and 2013, and the portion of net loss and distributions for the year ended December 31, 2014, and the period ended December 31, 2013:

	December 31, 2014		December 31, 2013
(amounts in millions, except unit amount)	The Company	CBI	The Company	CBI
Operating partnership units	38.7	26.6	22.0	42.6
Ownership %	59.2%	40.8%	34.1%	65.9%
Portion of net loss	$(7.8)	$(6.7)	$(5.3)	$(10.3)
Distributions	$(29.2)	$(25.7)	$(13.6)	$(27.8)
CyrusOne LP issued 123.7 million operating partnership units to CBI on November 20, 2012 and CBI assumed certain of the Predecessor’s intercompany payables and other liabilities of $203.5 million. Subsequent to December 31, 2012, CyrusOne LP executed a 2.8 to 1.0 reverse unit split, resulting in CBI owning 44.1 million operating partnership units. On January 24, 2013, CBI exchanged 1.5 million operating partnership units for common shares of CyrusOne Inc.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

As stock is issued by CyrusOne Inc., CBI's ownership percentage will change. CyrusOne Inc. has issued shares in conjunction with the LTIP discussed in Note 15. Furthermore, on June 25, 2014, CyrusOne Inc. completed a public offering of 16 million shares of its common stock, including 2.1 million shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $23.25 per share, or $371.7 million. CyrusOne Inc. used the proceeds of $355.9 million, net of underwriting discounts of $15.8 million, to acquire 16 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI. As a result, the Company's noncontrolling interest decreased by $166.9 million and CBI's ownership decreased to 40.8% as of December 31, 2014. In addition, the Company's additional paid in capital decreased by $189 million which represents the difference between the proceeds and the noncontrolling interest redeemed by CBI.
11. Dividends
We have declared cash dividends on common shares and distributions on operating partnership units for the years ended December 31, 2014 and 2013 as presented in the table below:

Record date	Payment date	Cash dividend per share or operating partnership unit
March 29, 2013	April 15, 2013	$0.16
June 28, 2013	July 15, 2013	$0.16
September 27, 2013	October 15, 2013	$0.16
December 27, 2013	January 10, 2014	$0.16
March 28, 2014	April 15, 2014	$0.21
June 27, 2014	July 15, 2014	$0.21
September 26, 2014	October 15, 2014	$0.21
December 26, 2014	January 9, 2015	$0.21

As of December 31, 2014 and 2013 we had a dividend payable of $14.3 million and $10.4 million, respectively. On February 18, 2015, we announced a regular cash dividend of $0.315 per common share payable to shareholders of record as of March 27, 2015. In addition, holders of operating partnership units will also receive a distribution of $0.315 per unit. The dividend and distribution will be paid on April 15, 2015.
12. Customer Leases
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
The future minimum lease payments to be received under non-cancelable operating leases, excluding month-to-month arrangements and submetered power, for the next five years are shown below:

(amounts in millions)
2015	$240.8
2016	176.2
2017	126.8
2018	87.0
2019	47.3
13. Employee Benefit Plans
Currently, our employees participate in health care plans sponsored by CyrusOne, which provide medical, dental, vision and prescription benefits. We incurred $2.1 million of expenses related to these plans for the year ended December 31, 2014. For the periods ended December 31, 2013 and January 23, 2013, we incurred $1.6 million and $0.1 million, respectively, of expenses related to these plans. Effective with the completion of the IPO on January 24, 2013, we no longer receive an allocated charge from CBI or participate in CBI's sponsored health care plans.

CyrusOne offers a retirement savings plan to its employees. CyrusOne's matching contribution to its retirement savings plan was $0.8 million for the year ended December 31, 2014, less than $0.5 million for the period ended December 31, 2013, and less than $0.1 million for the period ended January 23, 2013.
Prior to the IPO, some of our shared employees and retirees participated in CBI’s pension and other benefit plans. CBI managed these plans on a combined basis for all its affiliates and funded all plan contributions. Our employees were also eligible to participate in one of two sponsored defined contribution plans. One of these plans was sponsored by CyrusOne and the other by CBI. Employee contributions to these plans were matched by the sponsoring employer. Our direct and allocated contributions to these plans were $0.4 million for the year ended December 31, 2012.
In addition, prior to the IPO, some of our shared employees participated in CBI's sponsored health care plans. We were unable to estimate our share of CBI’s liability for claims incurred but not reported or reported but not paid. Our allocated costs of these plans for the year ended December 31, 2012 were $0.1 million.
14. Loss Per Share
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
The following table reflects a reconciliation of the shares used in the basic and diluted net loss per share computation for the period ended December 31, 2014:

	Year Ended		Period Ended
	December 31, 2014		December 31, 2013
(dollars and shares in millions, except per share amounts)	Basic	Diluted	Basic	Diluted
Numerator:
Net loss attributed to common shareholders	$(7.8)	$(7.8)	$(5.3)	$(5.3)
Less: Restricted stock dividends	(0.8)	(0.8)	(0.6)	(0.6)
Net loss available to shareholders	$(8.6)	$(8.6)	$(5.9)	$(5.9)
Denominator:
Weighted average common outstanding-basic	29.2	29.2	20.9	20.9
Performance-based restricted stock(1)(2)		—		—
Convertible securities(1)(2)		—		—
Weighted average shares outstanding-diluted		29.2		20.9
EPS:
Net loss per share-basic	$(0.30)		$(0.28)
Effect of dilutive shares				—
Net loss per share-diluted		$(0.30)		$(0.28)
 (1) We have excluded 0.8 million shares of restricted stock, and 34.3 million of operating partnership units which are securities convertible into common stock effective January 2014, from our diluted earnings per share as of December 31, 2014. These amounts were deemed anti-dilutive.
(2) We have excluded 0.2 million shares of restricted stock, and 42.6 million of operating partnership units which are securities convertible into common stock in January 2014, from our diluted earnings per share as of December 31, 2013. These amounts were deemed anti-dilutive.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

15. Stock-Based Compensation Plans
In conjunction with the CyrusOne Inc. IPO, the board of directors of CyrusOne Inc. adopted the LTIP. The LTIP is administered by the board of directors. Awards issuable under the LTIP include common stock, restricted stock, stock options and other incentive awards. CyrusOne Inc. has reserved a total of 4 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. The related stock compensation expense incurred by CyrusOne Inc. will be allocated to the operating partnership. Shares available under the LTIP at December 31, 2014, were approximately 2 million.
Restricted Stock
Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2012	—	$—
Granted	1,024,064	19.01
Vested	—	—
Forfeited	(119,712)	19.00
Unvested balance at December 31, 2013	904,352	19.01
Granted	46,313	20.73
Vested	(47,845)	19.17
Forfeited	(25,948)	19.00
Unvested balance at December 31, 2014	876,872	$19.09

During the years ended December 31, 2014 and 2013, we issued 46,313 and 1,024,064 shares of restricted stock, which had an aggregate value of $1.0 million and $19.5 million, respectively, on the grant dates. This amount will be amortized to expense over the respective vesting periods, which are typically three years. Also during the year ended December 31, 2014, 47,845 shares of restricted stock vested at a value of $0.9 million on the respective vesting date.

As of December 31, 2014, total unearned compensation on restricted stock was $6.0 million and the weighted average vesting period was 1.1 years.
Performance and Market Based Awards
In 2014 and 2013, the Company approved grants of performance and market based restricted stock under the LTIP. The performance based restricted stock will vest annually based upon achieving certain predetermined EBITDA thresholds over a three-year cumulative performance period. The performance based awards will vest based on the following scale:
- Below 90% of EBITDA target = 0%
- At 90% of EBITDA target = 50%
- At 100% of EBITDA target = 100%
- At or above 115% of EBITDA target = 200%
The market based restricted stock vest at the end of three years if the total stockholder return during the three-year measurement period following the grant date meets or exceeds the return of the MSCI US REIT Index (the "Index") over the same period. The market based awards will vest based on the following scale:
- If CyrusOne's total stockholder return is less than the return of the Index = 0%
- If CyrusOne's total stockholder return is equal to or greater than the return of the Index = 100%, up to 200% if CyrusOne's total stockholder return exceeds the return of the Index by 2%

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

- If CyrusOne's total stockholder return exceeds the return of the Index, but is negative, any calculated vesting amount will be reduced by 50%
These awards are expensed based on the grant date fair value based on the performance that is probable to be achieved or based on the performance that is expected to be achieved. The forfeiture rate for these awards was approximately 2.2% and 11.6% during the years ended December 31, 2014 and 2013, respectively.
The following table sets forth the number of unvested shares of performance and market based awards and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2012	—	$—
Granted	250,565	23.58
Vested	—	—
Forfeited	(28,248)	23.58
Unvested balance at December 31, 2013	222,317	23.58
Granted	672,158	20.65
Vested	(18,484)	23.55
Forfeited	(13,221)	21.26
Unvested balance at December 31, 2014	862,770	$21.33
During the years ended December 31, 2014 and 2013, we issued 672,158 and 250,565 shares of restricted stock, which had an aggregate value of $13.9 million and $5.9 million, respectively, on the grant dates. This amount will be amortized to expense over the respective vesting periods, which are typically three years. Also during the year ended December 31, 2014, 18,484 shares of restricted stock vested at a value of $0.4 million on the respective vesting date.

As of December 31, 2014, total unearned compensation on these performance and market based restricted stock was $4.7 million and the weighted average vesting period was 1.8 years.
Stock Options
The Company awarded stock options to various executives in 2013. These awards are expensed based on the grant date fair value based on the performance that is probable to be achieved or based on the performance that is expected to be achieved. The fair value of each stock option is estimated using the Black-Scholes option-pricing model. Significant assumptions used in the Black-Scholes model were the following:

Number of options granted	190,432
Exercise price	$23.58
Expected term (in years)	6
Expected volatility	35%
Expected annual dividend	3.4%
Risk-free rate	0.92%
Fair value at date of grant	$1.4	million
As of December 31, 2014, we have unrecognized compensation expense of approximately $0.2 million. This expense will be recognized over the remaining vesting period, or approximately 1.2 years. The exercise price for these options is $23.58.
The following table sets forth the number of unvested options as of December 31, 2014 and 2013 and the weighted average fair value of these options at the grant date:

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

	Shares of Restricted Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2012	—	$—
Granted	190,432	7.46
Vested	—	—
Forfeited	(21,469)	7.46
Unvested balance at December 31, 2013	168,963	7.46
Granted	—	—
Vested	—	—
Forfeited	(2,091)	7.46
Unvested balance at December 31, 2014	166,872	$7.46
The following tables set forth the number of exercisable options as of December 31, 2014 and the weighted average fair value and exercise price of these options at the grant date:

	Shares of Restricted Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2013	—	$—
Vested	13,915	7.46
Exercised	—	—
Options Exercisable at December 31, 2014	13,915	$7.46

	Exercisable Options	Fair Value at Date of Grant		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of December 31, 2014	13,915	$0.1	million	$23.58	8.3 years

The following table sets forth compensation expense for the year ended December 31, 2014 and the period ended December 31, 2013:

	Year Ended	Period Ended
	December 31, 2014	December 31, 2013
Restricted Stock	$6.4	$5.3
Performance and market based awards	3.7	0.8
Stock options	0.2	0.1
Total compensation expense	$10.3	$6.2

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

16. Related Party Transactions
Prior to November 20, 2012, CyrusOne Inc., CyrusOne GP, CyrusOne LP and its subsidiaries were operated by CBI during the periods presented. The consolidated and combined financial statements have been prepared from the records maintained by CBI and may not necessarily be indicative of the conditions that would have existed or the results of operations that would have occurred if the business had been operated as an unaffiliated company. The consolidated and combined financial statements reflect the following transactions with CBI and its affiliated entities, including Cincinnati Bell Telephone (“CBT”) and Cincinnati Bell Technology Solutions (“CBTS”):
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
The following related party transactions are based on agreements and arrangements that were in place during the respective periods. Revenues and expenses for the periods presented were as follows:

	Successor		Predecessor
(amounts in millions)	December 31, 2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	December 31, 2012
Revenue:
Data center colocation agreement provided to CBT and CBTS	$6.4	$5.6	$0.3	$5.4
229 West 7th Street lease provided to CBT	2.0	1.7	—	—
Goldcoast Drive/Parkway (Mason) lease	0.4	0.3	—	0.3
Transition services provided to CBTS (network interfaces)	0.4	0.6	0.1	0.5
Data center leases provided to CBTS	13.6	13.1	—	14.3
Total revenue	$22.8	$21.3	$0.4	$20.5

Operating costs and expenses:
Transition services agreement by CBTS	$0.8	$1.3	$—	$1.5
Charges for services provided by CBT (connectivity)	1.0	1.0	0.1	0.7
209 West 7th Street rent provided by CBT	0.2	0.1	—	0.1
Management fees with CBI	—	0.1	—	2.5
Allocated employee benefit plans by CBI	—	—	0.2	3.5
Allocated centralized insurance costs by CBI	—	—	0.1	0.4
Selling and marketing services provided by CBT & CBTS	—	—	—	0.3
Interest expense on note with CBI	—	—	—	7.0
Loss on sale of receivables	—	—	—	3.2
Total operating costs and expenses	$2.0	$2.5	$0.4	$19.2

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

As of December 31, 2014 and 2013, the amounts receivable and payable to CBI were as follows:

	Successor	Successor
	As of	As of
(amounts in millions)	December 31, 2014	December 31, 2013

Accounts receivable from CBI	$0.8	$0.6

Accounts payable	$1.7	$1.7
Dividends payable	5.6	6.8
Accounts payable to CBI	$7.3	$8.5
The dividends payable as of December 31, 2014 reflect the balance due to CBI related to the dividend declared on November 4, 2014, of $0.21 per common share equivalent payable on their limited partnership units.
Other Related Party Transactions
Prior to joining CyrusOne in March 2013, our internal counsel was principal in the Law Offices of Thomas W. Bosse, PLLC, (“Bosselaw”).  In 2013, amounts paid to Bosselaw for services rendered prior to his employment were $1.6 million, which included a bonus payment under CyrusOne’s Data Center Plan as a result of the successful completion of the initial public offering.
In the ordinary course of its business, CyrusOne periodically pays brokerage commissions to real estate brokerage firms in connection with property transactions and tenant leases.  In 2013, CyrusOne paid $1.5 million to one such firm, Jones Lang LaSalle.  One of our former directors is a principal with Jones Lang LaSalle.
The spouse of one of our directors is a partner with Skadden, Arps, Slate, Meagher & Flom LLP ("Skadden"). For the years ended December 31, 2014 and December 31, 2013, CyrusOne paid Skadden $1.1 million and $0.2 million, respectively, for services rendered.
Our director, Lynn A. Wentworth, is a member of the board of directors of CBI, and serves as the chair of its audit committee.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

17. Restructuring Charges
For the years ended December 31, 2014 and 2012, we incurred no restructuring charges. For the period ended December 31, 2013, we incurred restructuring charges of $0.7 million that were a result of moving certain administrative functions to the corporate office. All restructuring charges have been settled by December 31, 2014.
18. Income Taxes
CyrusOne Inc., elected to be taxed as a REIT under the Code, as amended, commencing with our taxable year ended December 31, 2013. To remain qualified as a REIT, we are required to distribute at least 90% of our taxable income to our stockholders and meet various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the taxable income distributed currently to our shareholders. It is our policy and intent, subject to change, to distribute 100% of our taxable income and therefore no provision is required in the accompanying financial statements for federal income taxes with regards to activities of the CyrusOne Inc. and its subsidiary pass-through entities.
We have elected to designate two subsidiaries as TRSs. A TRS may perform services for our tenants that would otherwise be considered impermissible for REITs. The income generated from these services is taxed at regular federal and state corporate rates. Income tax expense for the year ended December 31, 2014 and the periods ended December 31, 2013 and January 23, 2013 was $1.4 million, $1.9 million and $0.4 million, respectively. For the year ended December 31, 2012, we recognized income tax benefit of $5.1 million.
In conjunction with the Company’s tax sharing arrangement with CBI, CBI may be required to file Texas margin tax returns on a consolidated, combined or unitary basis with the Company for any given year.   If such return is prepared by CBI on a combined or consolidated basis to include the Company, the related Texas margin tax of the Company will be paid by CBI. The Company will then reimburse CBI for its portion of the related Texas margin tax.  As of December 31, 2014, our total Texas margin tax payable was $1.7 million.
For certain entities we calculate deferred tax assets and liabilities for temporary differences in the basis between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Deferred tax assets (net of valuation allowance) and liabilities were accrued, as necessary, for the periods ended December 31, 2014, and December 31, 2013. Historically, we have recorded a full valuation allowance on our foreign net deferred tax assets related to our foreign generated net operating losses due to the uncertainty of their realization. In 2013 and 2014, management determined it was necessary to record a full valuation allowance on all of our domestic and foreign net deferred tax assets due to the uncertainty of their realization. Accordingly, at December 31, 2014 and at December 31, 2013, the net domestic and foreign deferred tax assets were zero.
In 2014 and 2013, we paid all our dividends in cash. The following table summarizes the taxability of our common stock dividends per share for the year ended December 31, 2014 and the period ended December 31, 2013:

	Year Ended	Period Ended
	December 31, 2014	December 31, 2013
Common Stock dividend per share:
Ordinary income	$0.45	$0.23
Capital gains	—	—
Return of capital	0.34	0.25
Total dividend	$0.79	$0.48

Common stock dividends are characterized for federal income tax purposes as ordinary income, qualified dividend, capital gains, non-taxable return of capital or a combination of the four. Common stock dividends that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and generally reduce the stockholder's basis in the common stock. To the extent that a dividend exceeds both current and accumulated earnings and profits and the stockholder's basis in the common stock, it will generally be treated as a gain from the sale or exchange of that stockholder's common stock. At the beginning of each year, we notify our stockholders of the taxability of the common stock dividends paid during the preceding year.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

19. Commitments and Contingencies
Operating Leases
We lease certain data center facilities and equipment from third parties. Operating lease expense was $6.7 million, $6.5 million, $0.2 million and $5.9 million for the year ended December 31, 2014, and the periods ended December 31, 2013 and January 23, 2013, and the year ended December 31, 2012, respectively. Certain of these leases provide for renewal options with fixed rent escalations beyond the initial lease term.
At December 31, 2014, future minimum lease payments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year are as follows:

(amounts in millions)
2015	$4.6
2016	1.4
2017	0.9
2018	0.2
2019	—
Thereafter	0.9
Total	$8.0
Performance Guarantees
Customer contracts generally require specified levels of performance related to uninterrupted service and cooling temperatures. If these performance standards are not met, we could be obligated to issue billing credits to the customer. Management assesses the probability that a performance standard will not be achieved. As of December 31, 2014 and 2013, no accruals for performance guarantees were required.
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
Purchase Commitments
CyrusOne has non-cancelable purchase commitments related to certain services and contracts related to construction of data center facilities and equipment. These agreements range from one to two years and provide for payments for early termination or require minimum payments for the remaining term. As of December 31, 2014, the minimum commitments for these arrangements were $19.9 million.
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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

20. Guarantors
CyrusOne Inc.
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the “Issuers”), had $374.8 million aggregate principal amount of senior notes outstanding at December 31, 2014 and $525 million as of December 31, 2013. The senior notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (“Parent Guarantor”), CyrusOne GP (“General Partner”), and CyrusOne LP’s 100% owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc. and CyrusOne Foreign Holdings LLC (such subsidiaries, together the “Guarantors”). None of the subsidiaries organized outside of the United States (collectively, the “Non-Guarantors”) guarantee the senior notes. Subject to the provisions of the indenture governing the senior notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

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
Guarantors – The guarantors include CyrusOne LLC, CyrusOne TRS Inc., and CyrusOne Foreign Holdings LLC. CyrusOne LLC accounts for all of the domestic operations of CyrusOne LP, including the businesses that composed the Predecessor operations. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly owns 100% of the Non-Guarantors. As of December 31, 2014, CyrusOne TRS Inc. had not incurred any obligations or recorded any material transactions for the period ended December 31, 2014, and January 23, 2013.
As of December 31, 2014, the Non-Guarantors consist of 100% owned subsidiaries, which conduct operations in the United Kingdom and Singapore.
The following schedules present the financial information for the year ended December 31, 2014, periods ended December 31, 2013 and January 23, 2013, and the year ended December 31, 2012, for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors. The financial statements for the period ended January 23, 2013, present the financial information prior to the effective date of the IPO, and the financial statements for the period ended December 31, 2013, present the financial information after the effective date of the IPO. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.

(1) - During 2014, the Company revised its Guarantor Condensed Consolidated Balance Sheets, Condensed Consolidating Statements of Income, and Condensed Consolidating Statement of Cash Flows to correct an immaterial error in the prior periods. Previously, the Investment in Subsidiaries and Equity Loss related to Investment in Subsidiaries reported by the Parent Guarantors included amounts related to noncontrolling interests. Those noncontrolling interest amounts are now reported in the Eliminations/Consolidations column. The impact of those changes was to (a) reduce the investments in subsidiaries and total equity for the Parent Guarantor by $455.6 million as of December 31, 2013; (b) reduce the equity loss related to investment in subsidiaries and noncontrolling interest in net loss for the Parent Guarantor by $10.3 million for the

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

period ended December 31, 2013; (c) reduce the net loss and the equity loss related to investment in subsidiaries for the Parent Guarantor by $10.3 million in the statement of cash flows for the period ended December 31, 2013; and (d) reduce the dividends paid by the Parent Guarantor by $20.4 million in the statement of cash flows for the period ended December 31, 2013. These errors had no effect on the consolidated financials of either CyrusOne Inc. or CyrusOne LP and is not material to the consolidated financial statements taken as a whole.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Consolidating Balance Sheets

	As of December 31, 2014
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$89.7	$—	$—	$89.7
Buildings and improvements	—	—	—	—	770.9	41.7	—	812.6
Equipment	—	—	—	—	348.3	0.8	—	349.1
Construction in progress	—	—	—	—	124.8	—	2.2	127.0
Subtotal	—	—	—	—	1,333.7	42.5	2.2	1,378.4
Accumulated depreciation	—	—	—	—	(319.7)	(7.3)	—	(327.0)
Net investment in real estate	—	—	—	—	1,014.0	35.2	2.2	1,051.4
Cash and cash equivalents	—	—	—	—	33.5	3.0	—	36.5
Investment in subsidiaries	458.5	7.1	734.3	—	3.6	—	(1,203.5)	—
Rent and other receivables	—	—	—	—	57.9	3.0	—	60.9
Intercompany receivable	—	—	642.9	—	—	—	(642.9)	—
Goodwill	—	—	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	—	—	68.9	—	—	68.9
Due from affiliates	—	—	—	—	0.8	—	—	0.8
Other assets	—	—	15.5	—	73.1	3.2	—	91.8
Total assets	$458.5	$7.1	$1,392.7	$—	$1,528.0	$44.4	$(1,844.2)	$1,586.5
Accounts payable and accrued expenses	$—	$—	$12.5	$—	$56.9	$0.5	$—	$69.9
Deferred revenue	—	—	—	—	65.1	0.6	—	65.7
Intercompany payable	—	—	—	—	642.9	—	(642.9)	—
Due to affiliates	—	—	5.6	—	1.7	—	—	7.3
Capital lease obligations	—	—	—	—	6.2	7.2	—	13.4
Long-term debt	—	—	659.8	—	—	—	—	659.8
Other financing arrangements	—	—	—	—	20.9	32.5	—	53.4
Total liabilities	—	—	677.9	—	793.7	40.8	(642.9)	869.5
Total shareholders' equity	458.5	7.1	714.8	—	734.3	3.6	(1,457.6)	460.7
Noncontrolling interest	—	—	—	—	—	—	256.3	256.3
Total equity	458.5	7.1	714.8	—	734.3	3.6	(1,201.3)	717.0
Total liabilities and equity	$458.5	$7.1	$1,392.7	$—	$1,528.0	$44.4	$(1,844.2)	$1,586.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

	As of December 31, 2013
(amounts in millions)	Parent Guarantor(1)	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$89.3	$—	$—	$89.3
Buildings and improvements	—	—	—	—	739.6	44.1	—	783.7
Equipment	—	—	—	—	189.4	0.8	—	190.2
Construction in progress	—	—	—	—	57.3	—	—	57.3
Subtotal	—	—	—	—	1,075.6	44.9	—	1,120.5
Accumulated depreciation	—	—	—	—	(232.0)	(4.7)	—	(236.7)
Net investment in real estate	—	—	—	—	843.6	40.2	—	883.8
Cash and cash equivalents	—	—	—	—	146.8	2.0	—	148.8
Investment in subsidiaries	322.0	7.8	795.0	—	2.1	—	(1,126.9)	—
Rent and other receivables	—	—	—	—	40.3	0.9	—	41.2
Intercompany receivable	—	—	508.1	—	0.2	—	(508.3)	—
Goodwill	—	—	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	—	—	85.9	—	—	85.9
Due from affiliates	—	—	—	—	0.6	—	—	0.6
Other assets	—	—	14.1	—	53.0	3.2	—	70.3
Total assets	$322.0	$7.8	$1,317.2	$—	$1,448.7	$46.3	$(1,635.2)	$1,506.8
Accounts payable and accrued expenses	$—	$—	$7.8	$—	$58.6	$0.4	$—	$66.8
Deferred revenue	—	—	—	—	55.1	0.8	—	55.9
Intercompany payable	—	—	—	—	508.1	0.2	(508.3)	—
Due to affiliates	—	—	6.8	—	1.7	—	—	8.5
Capital lease obligations	—	—	—	—	8.6	8.1	—	16.7
Long-term debt	—	—	525.0	—	—	—	—	525.0
Other financing arrangements	—	—	—	—	21.6	34.7	—	56.3
Total liabilities	—	—	539.6	—	653.7	44.2	(508.3)	729.2
Total shareholders' equity	322.0	7.8	777.6	—	795.0	2.1	(1,582.5)	322.0
Noncontrolling interest	—	—	—	—	—	—	455.6	455.6
Total equity	322.0	7.8	777.6	—	795.0	2.1	(1,126.9)	777.6
Total liabilities and equity	$322.0	$7.8	$1,317.2	$—	$1,448.7	$46.3	$(1,635.2)	$1,506.8

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Consolidating Statements of Operations

	Year Ended December 31, 2014
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$325.1	$5.8	$—	$330.9
Costs and expenses:
Property operating expenses	—	—	—	—	121.9	2.6	—	124.5
Sales and marketing	—	—	—	—	12.6	0.2	—	12.8
General and administrative	—	—	—	—	34.2	0.4	—	34.6
Depreciation and amortization	—	—	—	—	115.0	3.0	—	118.0
Transaction costs	—	—	—	—	1.0	—	—	1.0
Total costs and expenses	—	—	—	—	284.7	6.2	—	290.9
Operating income (loss)	—	—	—	—	40.4	(0.4)	—	40.0
Interest expense	—	—	38.2	—	—	3.5	(2.2)	39.5
Loss on extinguishment of debt	—	—	13.6	—	—	—	—	13.6
(Loss) income before income taxes	—	—	(51.8)	—	40.4	(3.9)	2.2	(13.1)
Income tax expense	—	—	—	—	(1.4)	—	—	(1.4)
Equity (loss) earnings related to investment in subsidiaries	(10.0)	(0.2)	35.1	—	(3.9)	—	(21.0)	—
Net loss	(10.0)	(0.2)	(16.7)	—	35.1	(3.9)	(18.8)	(14.5)
Noncontrolling interest in net loss	—	—	—	—	—	—	(6.7)	(6.7)
Net (loss) income attributed to common shareholders	$(10.0)	$(0.2)	$(16.7)	$—	$35.1	$(3.9)	$(12.1)	$(7.8)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

	Period Ended December 31, 2013
(amounts in millions)	Parent Guarantor(1)	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$244.3	$4.1	$—	$248.4
Costs and expenses:
Property operating expenses	—	—	—	—	85.9	2.5	—	88.4
Sales and marketing	—	—	—	—	9.7	0.2	—	9.9
General and administrative	—	—	—	—	26.3	0.2	—	26.5
Depreciation and amortization	—	—	—	—	87.1	2.8	—	89.9
Restructuring charges	—	—	—	—	0.7	—	—	0.7
Transaction costs	—	—	—	—	1.3	—	—	1.3
Asset impairment	—	—	—	—	2.8	—	—	2.8
Total costs and expenses	—	—	—	—	213.8	5.7	—	219.5
Operating income (loss)	—	—	—	—	30.5	(1.6)	—	28.9
Interest expense	—	—	36.5	—	1.8	2.9	—	41.2
Other income	—	—	—	—	(0.1)	—	—	(0.1)
Loss on extinguishment of debt	—	—	—	—	1.3	—	—	1.3
(Loss) income before income taxes	—	—	(36.5)	—	27.5	(4.5)	—	(13.5)
Income tax expense	—	—	—	—	(1.9)	—	—	(1.9)
Equity (loss) earnings related to investment in subsidiaries	(5.3)	(0.2)	20.9	—	(4.5)	—	(10.9)	—
Loss on sale of real estate improvements	—	—	—	—	(0.2)	—	—	(0.2)
Net loss	(5.3)	(0.2)	(15.6)	—	20.9	(4.5)	(10.9)	(15.6)
Noncontrolling interest in net loss	—	—	—	—	—	—	(10.3)	(10.3)
Net (loss) income attributed to common shareholders	$(5.3)	$(0.2)	$(15.6)	$—	$20.9	$(4.5)	$(0.6)	$(5.3)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

	Period Ended January 23, 2013
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$14.9	$0.2	$—	$15.1
Costs and expenses:
Property operating expenses	—	—	—	—	4.8	—	—	4.8
Sales and marketing	—	—	—	—	0.7	—	—	0.7
General and administrative	—	—	—	—	1.4	0.1	—	1.5
Transaction-related compensation	—	—	—	—	20.0	—	—	20.0
Depreciation and amortization	—	—	—	—	5.2	0.1	—	5.3
Transaction costs	—	—	—	—	0.1	—	—	0.1
Total costs and expenses	—	—	—	—	32.2	0.2	—	32.4
Operating loss	—	—	—	—	(17.3)	—	—	(17.3)
Interest expense	—	—	2.3	—	0.1	0.1	—	2.5
Loss before income taxes	—	—	(2.3)	—	(17.4)	(0.1)	—	(19.8)
Income tax expense	—	—	—	—	(0.4)	—	—	(0.4)
Equity loss related to investment in subsidiaries	—	—	(17.9)	—	(0.1)	—	18.0	—
Net loss	$—	$—	$(20.2)	$—	$(17.9)	$(0.1)	$18.0	$(20.2)

	Year Ended December 31, 2012
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$219.4	$1.4	$—	$220.8
Costs and expenses:
Property operating expenses	—	—	—	—	74.1	1.9	—	76.0
Sales and marketing	—	—	—	—	9.5	0.2	—	9.7
General and administrative	—	—	—	—	20.6	0.1	—	20.7
Depreciation and amortization	—	—	—	—	71.9	1.5	—	73.4
Transaction costs	—	—	5.7	—	—	—	—	5.7
Management fees charged by CBI	—	—	—	—	2.5	—	—	2.5
Loss on sale of receivables to an affiliate	—	—	—	—	3.2	—	—	3.2
Asset impairment	—	—	—	—	13.3	—	—	13.3
Total costs and expenses	—	—	5.7	—	195.1	3.7	—	204.5
Operating (loss) income	—	—	(5.7)	—	24.3	(2.3)	—	16.3
Interest expense	—	—	4.2	—	35.0	2.6	—	41.8
Loss before income taxes	—	—	(9.9)	—	(10.7)	(4.9)	—	(25.5)
Income tax benefit	—	—	—	—	5.1	—	—	5.1
Equity loss related to investment in subsidiaries	—	—	(10.4)	—	(4.9)	—	15.3	—
Gain on sale of real estate improvements	—	—	—	—	0.1	—	—	0.1
Net loss	$—	$—	$(20.3)	$—	$(10.4)	$(4.9)	$15.3	$(20.3)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Consolidating Statements of Cash Flows

	Year Ended December 31, 2014
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Net (loss) income	$(10.0)	(0.2)	$(16.7)	$—	35.1	$(3.9)	$(18.8)	$(14.5)
Equity earnings (loss) related to investment in subsidiaries	10.0	0.2	(35.1)	—	3.9	—	21.0	—
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	—	115.0	3.0	—	118.0
Stock-based compensation expense	—	—	—	—	10.3	—	—	10.3
Noncash interest expense	—	—	3.4	—	—	—	—	3.4
Provision for bad debt write off	—	—	—	—	0.8	—	—	0.8
Loss on extinguishment of debt	—	—	13.6	—	—	—	—	13.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	0.4	—	(35.3)	(2.1)	—	(37.0)
Accounts payable and accrued expenses	—	—	4.7	—	2.1	0.1	—	6.9
Payables to related parties	—	—	—	—	(0.2)	—	—	(0.2)
Deferred revenue	—	—	—	—	10.0	(0.2)	—	9.8
Net cash (used in) provided by operating activities	—	—	(29.7)	—	141.7	(3.1)	2.2	111.1
Cash flows from investing activities:
Capital expenditures - other	—	—	—	—	(283.9)	(0.3)	—	(284.2)
Return of investment	25.2	—	97.3	—	(45.4)	—	(77.1)	—
Intercompany receipts	—	—	180.2	—	—	—	(180.2)	—
Intercompany distributions	—	—	(315.0)	—	—	—	315.0	—
Net cash provided by (used in) investing activities	25.2	—	(37.5)	—	(329.3)	(0.3)	57.7	(284.2)
Cash flows from financing activities:
Issuance of common stock	356.0	—	—	—	—	—	—	356.0
Stock issuance costs	(1.3)	—	—	—	—	—	—	(1.3)
Acquisition of operating partnership units	(355.9)	—	—	—	—	—	—	(355.9)
Dividends paid	(24.0)	—	(50.9)	—	(50.9)	—	74.9	(50.9)
Intercompany borrowings	—	—	—	—	315.0	—	(315.0)	—
Intercompany payments	—	—	—	—	(180.2)	—	180.2	—
Borrowings from revolving credit agreement	—	—	315.0	—	—	—	—	315.0
Payments on revolving credit facility	—	—	(30.0)	—	—	—	—	(30.0)
Payments on senior notes	—	—	(150.2)	—	—	—	—	(150.2)
Payments on capital lease obligations	—	—	—	—	(2.4)	(0.6)	—	(3.0)
Payments on financing obligations	—	—	—	—	(0.7)	(0.2)	—	(0.9)
Payment of debt extinguishment costs	—	—	(12.8)	—	—	—	—	(12.8)
Contributions from/(distributions to) parent, net	—	—	1.3	—	(6.5)	5.2	—	—
Debt issuance costs	—	—	(5.2)	—	—	—	—	(5.2)
Net cash (used in) provided by financing activities	(25.2)	—	67.2	—	74.3	4.4	(59.9)	60.8
Net (decrease) increase in cash and cash equivalents	—	—	—	—	(113.3)	1.0	—	(112.3)
Cash and cash equivalents at beginning of period	—	—	—	—	146.8	2.0	—	148.8
Cash and cash equivalents at end of period	$—	$—	$—	$—	$33.5	$3.0	$—	$36.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

	Period Ended December 31, 2013
(amounts in millions)	Parent Guarantor(1)	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Net (loss) income	$(5.3)	(0.2)	$(15.6)	$—	20.9	$(4.5)	$(10.9)	$(15.6)
Equity earnings (loss) related to investment in subsidiaries	5.3	0.2	(20.9)	—	4.5	—	10.9	—
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	—	87.1	2.8	—	89.9
Stock-based compensation expense	—	—	—	—	6.0	—	—	6.0
Noncash interest expense	—	—	4.0	—	—	—	—	4.0
Provision for bad debt write off	—	—	—	—	0.4	—	—	0.4
Loss on extinguishment of debt	—	—	—	—	1.3	—	—	1.3
Asset impairments	—	—	—	—	2.8	—	—	2.8
Deferred income tax expense	—	—	—	—	0.6	—	—	0.6
Other, net	(7.1)	—	(13.4)	—	(16.2)	—	36.7	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	9.4	—	—	—	(9.9)	(3.0)	(12.2)	(15.7)
Accounts payable and accrued expenses	(2.3)	—	4.8	—	0.2	0.3	(17.6)	(14.6)
Payables to related parties	—	—	6.8	—	18.4	—	(6.8)	18.4
Deferred revenue	—	—	—	—	(0.3)	0.2	—	(0.1)
Net cash provided by (used in) operating activities	—	—	(34.3)	—	115.8	(4.2)	0.1	77.4
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	—	—	(48.0)	—	—	(48.0)
Capital expenditures - other	—	—	—	—	(172.9)	—	—	(172.9)
Investment in subsidiaries	(337.1)	—	(337.1)	—	—	—	674.2	—
Release of restricted cash	—	—	—	—	4.4	—	—	4.4
Return of investment	10.6	—	66.5	—	—	—	(77.1)	—
Other, net	—	—	—	—	(0.2)	—	—	(0.2)
Net cash (used in) provided by investing activities	(326.5)	—	(270.6)	—	(216.7)	—	597.1	(216.7)
Cash flows from financing activities:
Issuance of common stock/partnership units	360.5	—	337.1	—	—	—	(337.1)	360.5
IPO costs	(23.4)	—	—	—	(3.2)	—	—	(26.6)
Dividends paid	(10.6)	—	(31.0)	—	(31.0)	—	41.6	(31.0)
Payments on capital leases	—	—	—	—	(4.4)	(0.9)	—	(5.3)
Other financing arrangements	—	—	—	—	(0.5)	(0.2)	—	(0.7)
Payments to buyout capital leases	—	—	—	—	(9.6)	—	—	(9.6)
Payment to buyout other financing arrangement	—	—	—	—	(10.2)	—	—	(10.2)
Contributions from parent guarantor	—	—	—	—	295.4	6.3	(301.7)	—
Debt issuance costs	—	—	(1.3)	—	—	—	—	(1.3)
Net cash provided by (used in) financing activities	326.5	—	304.8	—	236.5	5.2	(597.2)	275.8
Net (decrease) increase in cash and cash equivalents	—	—	(0.1)	—	135.6	1.0	—	136.5
Cash and cash equivalents at beginning of period	—	—	0.1	—	11.2	1.0	—	12.3
Cash and cash equivalents at end of period	$—	$—	$—	$—	$146.8	$2.0	$—	$148.8

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

	Period Ended January 23, 2013
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Net (loss) income	$—	—	$(20.2)	—	$(17.9)	(0.1)	$18.0	$(20.2)
Equity loss related to investment in subsidiaries	—	—	17.9	—	0.1	—	(18.0)	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	—	—	0.2	—	5.6	0.1	—	5.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	—	—	(9.6)	—	—	(9.6)
Accounts payable and accrued expenses	—	—	2.1	—	18.4	—	—	20.5
Payables to related parties	—	—	—	—	1.5	—	—	1.5
Other changes in assets and liabilities	—	—	—	—	3.8	0.1	—	3.9
Net cash provided by operating activities	—	—	—	—	1.9	0.1	—	2.0
Cash flows from investing activities:
Capital expenditures - other	—	—	—	—	(7.7)	—	—	(7.7)
Release of restricted cash	—	—	—	—	1.9	—	—	1.9
Intercompany advances, net	—	—	0.1	—	(0.1)	—	—	—
Net cash provided by (used in) investing activities	—	—	0.1	—	(5.9)	—	—	(5.8)
Cash flows from financing activities:
Payments on capital lease obligations	—	—	—	—	(0.6)	—	—	(0.6)
Contributions from parent, net	—	—	—	—	0.2	—	—	0.2
Net cash used in financing activities	—	—	—	—	(0.4)	—	—	(0.4)
Net increase (decrease) in cash and cash equivalents	—	—	0.1	—	(4.4)	0.1	—	(4.2)
Cash and cash equivalents at beginning of period	—	—	—	—	15.6	0.9	—	16.5
Cash and cash equivalents at end of period	$—	$—	$0.1	$—	$11.2	$1.0	$—	$12.3

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

	Year Ended December 31, 2012
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Net (loss) income	$—	$—	$(20.3)	$—	$(10.4)	$(4.9)	$15.3	$(20.3)
Equity loss related to investment in subsidiaries	—	—	10.4	—	4.9	—	(15.3)	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	—	—	0.2	—	83.9	1.5	—	85.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	(7.9)	—	—	—	(15.5)	(0.6)	—	(24.0)
Accounts payable and accrued expenses	0.8	—	4.4	—	(5.5)	(0.3)	—	(0.6)
Increase in deferred revenues	—	—	—	—	3.3	0.5	—	3.8
Net cash ( used in) provided by operating activities	(7.1)	—	(5.3)	—	60.7	(3.8)	—	44.5
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	—	—	(25.1)	(0.3)	—	(25.4)
Capital expenditures - other	—	—	—	—	(202.9)	—	—	(202.9)
Proceeds from sale of assets	—	—	—	—	0.2	—	—	0.2
Increase in restricted cash	—	—	—	—	(11.1)	—	—	(11.1)
Release of restricted cash	—	—	—	—	4.8	—	—	4.8
Advances to affiliate	—	—	—	—	(18.3)	—	—	(18.3)
Intercompany advances, net	—	—	(508.2)	—	508.1	0.1	—	—
Other, net	—	—	—	—	0.1	—	—	0.1
Net cash (used in) provided by investing activities	—	—	(508.2)	—	255.8	(0.2)	—	(252.6)
Cash flows from financing activities:
Borrowings from affiliates, net	—	—	—	—	119.8	—	—	119.8
Repayment of related party note	—	—	—	—	(400.0)	—	—	(400.0)
Proceeds from issuance of debt	—	—	525.0	—	—	—	—	525.0
Payment on capital lease obligations	—	—	—	—	(8.4)	(0.6)	—	(9.0)
Debt issuance costs	—	—	(17.2)	—	—	—	—	(17.2)
Contributions from (distribution to) parent, net	7.1	—	5.7	—	(12.7)	5.3	—	5.4
Net cash provided by (used in) financing activities	7.1	—	513.5	—	(301.3)	4.7	—	224.0
Net increase in cash and cash equivalents	—	—	—	—	15.2	0.7	—	15.9
Cash and cash equivalents at beginning of period	—	—	—	—	0.4	0.2	—	0.6
Cash and cash equivalents at end of period	$—	$—	$—	$—	$15.6	$0.9	$—	$16.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

CyrusOne LP
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the “Issuers”), had $374.8 million aggregate principal amount of senior notes outstanding at December 31, 2014 and $525.0 million as of December 31, 2013. The senior notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (“Parent Guarantor”), CyrusOne GP (“General Partner”), and CyrusOne LP’s 100% owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc. and CyrusOne Foreign Holdings LLC (such subsidiaries, together the “Guarantors”). None of the subsidiaries organized outside of the United States (collectively, the “Non-Guarantors”) guarantee the senior notes. Subject to the provisions of the indenture governing the senior notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

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
 The following schedules present the financial information for the periods ended December 31, 2014, and January 23, 2013, and the years ended December 31, 2012 and December 31, 2011, for the LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors. The financial statements for the period ended January 23, 2013, present the financial information prior to the effective date of the IPO, and the financial statements for the period ended December 31, 2013, present the financial information after the effective date of the IPO. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Consolidating Balance Sheets

	As of December 31, 2014
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$89.7	$—	$—	$89.7
Buildings and improvements	—	—	770.9	41.7	—	812.6
Equipment	—	—	348.3	0.8	—	349.1
Construction in progress	—	—	124.8	—	2.2	127.0
Subtotal	—	—	1,333.7	42.5	2.2	1,378.4
Accumulated depreciation	—	—	(319.7)	(7.3)	—	(327.0)
Net investment in real estate	—	—	1,014.0	35.2	2.2	1,051.4
Cash and cash equivalents	—	—	33.5	3.0	—	36.5
Investment in subsidiaries	734.3	—	3.6	—	(737.9)	—
Rent and other receivables	—	—	57.9	3.0	—	60.9
Intercompany receivable	642.9	—	—	—	(642.9)	—
Goodwill	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	68.9	—	—	68.9
Due from affiliates	—	—	0.8	—	—	0.8
Other assets	15.5	—	73.1	3.2	—	91.8
Total assets	$1,392.7	$—	$1,528.0	$44.4	$(1,378.6)	$1,586.5
Accounts payable and accrued expenses	$12.5	$—	$56.9	$0.5	$—	$69.9
Deferred revenue	—	—	65.1	0.6	—	65.7
Intercompany payable	—	—	642.9	—	(642.9)	—
Due to affiliates	5.6	—	1.7	—	—	7.3
Capital lease obligations	—	—	6.2	7.2	—	13.4
Long-term debt	659.8	—	—	—	—	659.8
Other financing arrangements	—	—	20.9	32.5	—	53.4
Total liabilities	677.9	—	793.7	40.8	(642.9)	869.5
Total partnership capital	714.8	—	734.3	3.6	(735.7)	717.0
Total liabilities and parent’s net investment	$1,392.7	$—	$1,528.0	$44.4	$(1,378.6)	$1,586.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

	As of December 31, 2013
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$89.3	$—	$—	$89.3
Buildings and improvements	—	—	739.6	44.1	—	783.7
Equipment	—	—	189.4	0.8	—	190.2
Construction in progress	—	—	57.3	—	—	57.3
Subtotal	—	—	1,075.6	44.9	—	1,120.5
Accumulated depreciation	—	—	(232.0)	(4.7)	—	(236.7)
Net investment in real estate	—	—	843.6	40.2	—	883.8
Cash and cash equivalents	—	—	146.8	2.0	—	148.8
Investment in subsidiaries	795.0	—	2.1	—	(797.1)	—
Rent and other receivables	—	—	40.3	0.9	—	41.2
Intercompany receivable	508.1	—	0.2	—	(508.3)	—
Goodwill	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	85.9	—	—	85.9
Due from affiliates	—	—	0.6	—	—	0.6
Other assets	14.1	—	53.0	3.2	—	70.3
Total assets	$1,317.2	$—	$1,448.7	$46.3	$(1,305.4)	$1,506.8
Accounts payable and accrued expenses	$7.8	$—	$58.6	$0.4	$—	$66.8
Deferred revenue	—	—	55.1	0.8	—	55.9
Intercompany payable	—	—	508.1	0.2	(508.3)	—
Due to affiliates	6.8	—	1.7	—	—	8.5
Capital lease obligations	—	—	8.6	8.1	—	16.7
Long-term debt	525.0	—	—	—	—	525.0
Other financing arrangements	—	—	21.6	34.7	—	56.3
Total liabilities	539.6	—	653.7	44.2	(508.3)	729.2
Partnership capital	777.6	—	795.0	2.1	(797.1)	777.6
Total liabilities and partnership capital	$1,317.2	$—	$1,448.7	$46.3	$(1,305.4)	$1,506.8

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Consolidating Statements of Operations

	Year Ended December 31, 2014
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$325.1	$5.8	$—	$330.9
Costs and expenses:
Property operating expenses	—	—	121.9	2.6	—	124.5
Sales and marketing	—	—	12.6	0.2	—	12.8
General and administrative	—	—	34.2	0.4	—	34.6
Depreciation and amortization	—	—	115.0	3.0	—	118.0
Transaction costs	—	—	1.0	—	—	1.0
Total costs and expenses	—	—	284.7	6.2	—	290.9
Operating income (loss)	—	—	40.4	(0.4)	—	40.0
Interest expense (income)	38.2	—	—	3.5	(2.2)	39.5
Loss on extinguishment of debt	13.6	—	—	—	—	13.6
(Loss) income before income taxes	(51.8)	—	40.4	(3.9)	2.2	(13.1)
Income tax expense	—	—	(1.4)	—	—	(1.4)
Equity earnings (loss) related to investment in subsidiaries	35.1	—	(3.9)	—	(31.2)	—
Net (loss) income	$(16.7)	$—	$35.1	$(3.9)	$(29.0)	$(14.5)

	Period Ended December 31, 2013
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$244.3	$4.1	$—	$248.4
Costs and expenses:
Property operating expenses	—	—	85.9	2.5	—	88.4
Sales and marketing	—	—	9.7	0.2	—	9.9
General and administrative	—	—	26.3	0.2	—	26.5
Depreciation and amortization	—	—	87.1	2.8	—	89.9
Restructuring charges	—	—	1.3	—	—	1.3
Transaction costs	—	—	0.7	—	—	0.7
Asset impairment	—	—	2.8	—	—	2.8
Total costs and expenses	—	—	213.8	5.7	—	219.5
Operating income (loss)	—	—	30.5	(1.6)	—	28.9
Interest expense	36.5	—	1.8	2.9	—	41.2
Other income	—	—	(0.1)	—	—	(0.1)
Loss on extinguishment of debt	—	—	1.3	—	—	1.3
(Loss) income before income taxes	(36.5)	—	27.5	(4.5)	—	(13.5)
Income tax expense	—	—	(1.9)	—	—	(1.9)
Equity earnings (loss) related to investment in subsidiaries	20.9	—	(4.5)	—	(16.4)	—
(Loss) income from continuing operations	(15.6)	—	21.1	(4.5)	(16.4)	(15.4)
Loss on sale of real estate improvements	—	—	(0.2)	—	—	(0.2)
Net (loss) income	$(15.6)	$—	$20.9	$(4.5)	$(16.4)	$(15.6)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

	Period Ended January 23, 2013
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$14.9	$0.2	$—	$15.1
Costs and expenses:
Property operating expenses	—	—	4.8	—	—	4.8
Sales and marketing	—	—	0.7	—	—	0.7
General and administrative	—	—	1.4	0.1	—	1.5
Transaction-related compensation	—	—	20.0	—	—	20.0
Depreciation and amortization	—	—	5.2	0.1	—	5.3
Transaction costs	—	—	0.1	—	—	0.1
Total costs and expenses	—	—	32.2	0.2	—	32.4
Operating loss	—	—	(17.3)	—	—	(17.3)
Interest expense	2.3	—	0.1	0.1	—	2.5
Loss before income taxes	(2.3)	—	(17.4)	(0.1)	—	(19.8)
Income tax expense	—	—	(0.4)	—	—	(0.4)
Equity loss related to investment in subsidiaries	(17.9)	—	(0.1)	—	18.0	—
Net loss	$(20.2)	$—	$(17.9)	$(0.1)	$18.0	$(20.2)

	Year Ended December 31, 2012
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$219.4	$1.4	$—	$220.8
Costs and expenses:
Property operating expenses	—	—	74.1	1.9	—	76.0
Sales and marketing	—	—	9.5	0.2	—	9.7
General and administrative	—	—	20.6	0.1	—	20.7
Depreciation and amortization	—	—	71.9	1.5	—	73.4
Transaction costs	5.7	—	—	—	—	5.7
Management fees charged by CBI	—	—	2.5	—	—	2.5
Loss on sale of receivables to an affiliate	—	—	3.2	—	—	3.2
Asset impairments	—	—	13.3	—	—	13.3
Total costs and expenses	5.7	—	195.1	3.7	—	204.5
Operating (loss) income	(5.7)	—	24.3	(2.3)	—	16.3
Interest expense	4.2	—	35.0	2.6	—	41.8
Loss before income taxes	(9.9)	—	(10.7)	(4.9)	—	(25.5)
Income tax benefit	—	—	5.1	—	—	5.1
Equity loss related to investment in subsidiaries	(10.4)	—	(4.9)	—	15.3	—
Loss from continuing operations	(20.3)	—	(10.5)	(4.9)	15.3	(20.4)
Gain on sale of real estate improvements	—	—	0.1	—	—	0.1
Net loss	$(20.3)	$—	$(10.4)	$(4.9)	$15.3	$(20.3)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Consolidating Statements of Cash Flows

	Year Ended December 31, 2014
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Net (loss) income	$(16.7)	$—	35.1	$(3.9)	$(29.0)	$(14.5)
Equity earnings (loss) related to investment in subsidiaries	(35.1)	—	3.9	—	31.2	—
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	115.0	3.0	—	118.0
Stock-based compensation expense	—	—	10.3	—	—	10.3
Noncash interest expense	3.4	—	—	—	—	3.4
Provision for bad debt write off	—	—	0.8	—	—	0.8
Loss on extinguishment of debt	13.6	—	—	—	—	13.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	0.4	—	(35.3)	(2.1)	—	(37.0)
Accounts payable and accrued expenses	4.7	—	2.1	0.1	—	6.9
Payables to related parties	—	—	(0.2)	—	—	(0.2)
Deferred revenue	—	—	10.0	(0.2)	—	9.8
Net cash (used in) provided by operating activities	(29.7)	—	141.7	(3.1)	2.2	111.1
Cash flows from investing activities:
Capital expenditures - other	—	—	(283.9)	(0.3)	—	(284.2)
Return of investment	97.3	—	(45.4)	—	(51.9)	—
Intercompany receipts	180.2	—	—	—	(180.2)	—
Intercompany distributions	(315.0)	—	—	—	315.0	—
Net cash provided by (used in) investing activities	(37.5)	—	(329.3)	(0.3)	82.9	(284.2)
Cash flows from financing activities:
Issuance of partnership units	0.1	—	—	—	—	0.1
Dividends paid	(50.9)	—	(50.9)	—	50.9	(50.9)
Intercompany borrowings	—	—	315.0	—	(315.0)	—
Intercompany payments	—	—	(180.2)	—	180.2	—
Borrowings from revolving credit agreement	315.0	—	—	—	—	315.0
Payments on revolving credit facility	(30.0)	—	—	—	—	(30.0)
Payments on senior notes	(150.2)	—	—	—	—	(150.2)
Payments on capital leases	—	—	(2.4)	(0.6)	—	(3.0)
Other financing arrangements	—	—	(0.7)	(0.2)	—	(0.9)
Debt extinguishment costs	(12.8)	—	—	—	—	(12.8)
Contributions (distributions) from parent guarantor	1.2	—	(6.5)	5.2	(1.2)	(1.3)
Debt issuance costs	(5.2)	—	—	—	—	(5.2)
Net cash provided by (used in) financing activities	67.2	—	74.3	4.4	(85.1)	60.8
Net (decrease) increase in cash and cash equivalents	—	—	(113.3)	1.0	—	(112.3)
Cash and cash equivalents at beginning of period	—	—	146.8	2.0	—	148.8
Cash and cash equivalents at end of period	$—	$—	$33.5	$3.0	$—	$36.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

	Period Ended December 31, 2013
(amounts in millions)	LP (1) Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Net (loss) income	$(15.6)	$—	$20.9	$(4.5)	$(16.4)	$(15.6)
Equity earnings (loss) related to investment in subsidiaries	(20.9)	—	4.5	—	16.4	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	—	87.1	2.8	—	89.9
Stock-based compensation expense	—	—	6.0	—	—	6.0
Noncash interest expense	4.0	—	—	—	—	4.0
Provision for bad debt write off	—	—	0.4	—	—	0.4
Loss on extinguishment of debt	—	—	1.3	—	—	1.3
Asset impairments	—	—	2.8	—	—	2.8
Deferred income tax expense	—	—	0.6	—	—	0.6
Other, net	(13.4)	—	(16.2)	—	29.6	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	(9.9)	(3.0)	(2.8)	(15.7)
Accounts payable and accrued expenses	4.8	—	0.2	0.3	(19.9)	(14.6)
Payables to related parties	6.8	—	18.4	—	(6.8)	18.4
Deferred revenue	—	—	(0.3)	0.2	—	(0.1)
Net cash provided by (used in) operating activities	(34.3)	—	115.8	(4.2)	0.1	77.4
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	(48.0)	—	—	(48.0)
Capital expenditures - other	—	—	(172.9)	—	—	(172.9)
Investment in subsidiaries	(337.1)	—	—	—	337.1	—
Return of investment	66.5	—	—	—	(66.5)	—
Release of restricted cash	—	—	4.4	—	—	4.4
Intercompany advances, net	—	—	—	—	—	—
Other, net	—	—	(0.2)	—	—	(0.2)
Net cash provided by (used in) investing activities	(270.6)	—	(216.7)	—	270.6	(216.7)
Cash flows from financing activities:
Issuance of partnership units	337.1	—	(3.2)	—	—	333.9
Distributions paid	(31.0)	—	(31.0)	—	31.0	(31.0)
Payments on capital leases	—	—	(4.4)	(0.9)	—	(5.3)
Other financing arrangements	—	—	(0.5)	(0.2)	—	(0.7)
Payments to buyout capital leases	—	—	(9.6)	—	—	(9.6)
Payment to buyout other financing arrangement	—	—	(10.2)	—	—	(10.2)
Contribution from parent, net	—	—	295.4	6.3	(301.7)	—
Debt issuance costs	(1.3)	—	—	—	—	(1.3)
Net cash provided by (used in) financing activities	304.8	—	236.5	5.2	(270.7)	275.8
Net increase (decrease) in cash and cash equivalents	(0.1)	—	135.6	1.0	—	136.5
Cash and cash equivalents at beginning of period	0.1	—	11.2	1.0	—	12.3
Cash and cash equivalents at end of period	$—	$—	$146.8	$2.0	$—	$148.8

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

	Period Ended January 23, 2013
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Net (loss) income	$(20.2)	$—	$(17.9)	$(0.1)	$18.0	$(20.2)
Equity loss related to investment in subsidiaries	17.9	—	0.1	—	(18.0)	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	0.2	—	5.6	0.1	—	5.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	(9.6)	—	—	(9.6)
Accounts payable and accrued expenses	2.1	—	18.4	—	—	20.5
Payables to related parties	—	—	1.5	—	—	1.5
Other changes in assets and liabilities	—	—	3.8	0.1	—	3.9
Net cash provided by operating activities	—	—	1.9	0.1	—	2.0
Cash flows from investing activities:
Capital expenditures - other	—	—	(7.7)	—	—	(7.7)
Release of restricted cash	—	—	1.9	—	—	1.9
Intercompany advances, net	0.1	—	(0.1)	—	—	—
Net cash provided by (used in) investing activities	0.1	—	(5.9)	—	—	(5.8)
Cash flows from financing activities:						—
Payments on capital lease obligations	—	—	(0.6)	—	—	(0.6)
Contributions from parent, net	—	—	0.2	—	—	0.2
Net cash used in financing activities	—	—	(0.4)	—	—	(0.4)
Net increase (decrease) in cash and cash equivalents	0.1	—	(4.4)	0.1	—	(4.2)
Cash and cash equivalents at beginning of period	—	—	15.6	0.9	—	16.5
Cash and cash equivalents at end of period	$0.1	$—	$11.2	$1.0	$—	$12.3

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

	Year Ended December 31, 2012
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Net (loss) income	$(20.3)	$—	$(10.4)	$(4.9)	$15.3	$(20.3)
Equity loss related to investment in subsidiaries	10.4	—	4.9	—	(15.3)	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	0.2	—	83.9	1.5	—	85.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	(15.5)	(0.6)	—	(16.1)
Accounts payable and accrued expenses	4.4	—	(5.5)	(0.3)	—	(1.4)
Payables to related parties	—	—	3.3	0.5	—	3.8
Net cash (used in) provided by operating activities	(5.3)	—	60.7	(3.8)	—	51.6
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	(25.1)	(0.3)	—	(25.4)
Capital expenditures - other	—	—	(202.9)	—	—	(202.9)
Proceeds from sale of assets	—	—	0.2	—	—	0.2
Increase in restricted cash	—	—	(11.1)	—	—	(11.1)
Release of restricted cash	—	—	4.8	—	—	4.8
Advances to affiliate	—	—	(18.3)	—	—	(18.3)
Intercompany advances, net	(508.2)	—	508.1	0.1	—	—
Other, net	—	—	0.1	—	—	0.1
Net cash (used in) provided by investing activities	(508.2)	—	255.8	(0.2)	—	(252.6)
Cash flows from financing activities:
Borrowings from affiliates, net	—	—	119.8	—	—	119.8
Repayment of related party note	—	—	(400.0)	—	—	(400.0)
Proceeds from issuance of debt	525.0	—	—	—	—	525.0
Payment on capital lease obligations	—	—	(8.4)	(0.6)	—	(9.0)
Debt issuance costs	(17.2)	—	—	—	—	(17.2)
Contributions from (distributions to) parent, net	5.7	—	(12.7)	5.3	—	(1.7)
Net cash provided by (used in) financing activities	513.5	—	(301.3)	4.7	—	216.9
Net increase in cash and cash equivalents	—	—	15.2	0.7	—	15.9
Cash and cash equivalents at beginning of period	—	—	0.4	0.2	—	0.6
Cash and cash equivalents at end of period	$—	$—	$15.6	$0.9	$—	$16.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

21. Quarterly Financial Information (Unaudited)
The table below reflects the unaudited selected quarterly information for the years ended December 31, 2014 and 2013:

(dollars in millions, except per share amounts)
		2014
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue		$77.5	$81.7	$84.8	$86.9	$330.9
Operating income		11.8	7.4	9.6	11.2	40.0
Net income (loss)		0.7	(3.6)	0.2	(11.8)	(14.5)
Net income (loss) attributed to common shareholders		0.2	(1.1)	0.1	(7.0)	(7.8)
Basic and diluted loss per share(a)		—	(0.06)	—	(0.19)	(0.25)

	2013
	January 1, 2013 to January 23, 2013	January 24, 2013 to March 31, 2013	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$15.1	$45.0	$63.6	$67.5	$72.3	$263.5
Operating (loss) income	(17.3)	5.8	5.6	8.5	9.0	11.6
Net loss	(20.2)	(2.8)	(6.8)	(2.2)	(3.8)	(35.8)
Net loss attributed to common shareholders	—	(0.9)	(2.3)	(0.8)	(1.3)	(5.3)
Basic and diluted loss per share	—	(0.05)	(0.12)	(0.05)	(0.06)	(0.28)
(a) The basic and diluted income (loss) per share for 2014 was $(0.30) compared to $(0.25) due to the impact of the 16 million shares of common stock issued during the secondary offering in June 2014.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

22. Subsequent Event
On February 19, 2015, CyrusOne LLC entered into an agreement with Met Center Partners to purchase Austin Met 2 for $17.3 million. The purchase was funded with proceeds from the credit agreement.

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
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of our management , including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting. In making its assessment of internal controls over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework (2013).  Based on the evaluation, our management concluded that our internal controls over financial reporting are effective as of December 31, 2014.
Management’s annual report on internal control over financial reporting (CyrusOne LP)
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of our management , including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting. In making its assessment of internal controls over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework (2013).  Based on the evaluation, our management concluded that our internal controls over financial reporting are effective as of December 31, 2014.
ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Cyrusone Inc.)
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting (CyrusOne Inc.)
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Changes in Internal Control over Financial Reporting (CyrusOne LP)
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item can be found in the Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
Items 11. Executive Compensation
The information required by this item can be found in the Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
Items 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item can be found in the Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item can be found in the Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item can be found in the Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
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
Schedule II—Valuation and Qualifying Accounts
Schedule III—Consolidated Real Estate and Accumulated Depreciation. The response to this portion of Item 15 is required to be filed by Item 8 of this Annual Report on Form 10-K.
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

Schedule II.
Valuation and Qualifying Accounts

	Beginning	Charge	Deductions/	End
(dollars in millions)	of Period	to Expenses	(Additions)	of Period
Allowance for Doubtful Accounts
2014	$0.5	$0.8	$0.3	$1.0
2013	0.3	0.4	0.2	0.5
2012	—	0.1	(0.2)	0.3
Deferred Tax Valuation Allowance
2014	$3.6	$2.1	$—	$5.7
2013	1.9	1.7	—	3.6
2012	0.3	1.6	—	1.9
Prior to October 1, 2012, CyrusOne sold most of its receivables to an affiliated entity at a discount of 2.5% of the face value. Proceeds from the sale of these assets were settled through CBI’s centralized cash management system. Effective October 1, 2012, we terminated our participation in this program.

Schedule III.
Real Estate Properties and Accumulated Depreciation

CyrusOne Inc.
	As of December 31, 2014
(dollars in millions)	Initial Costs			Cost Capitalized Subsequent to Acquisition			Gross Carrying Amount
Description	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Accumulated Depreciation	Acquisition
West Seventh St., Cincinnati, OH (7th Street)	$0.9	$42.2	$—	$—	$68.4	$12.7	$0.9	$110.6	$12.7	$69.5	1999
Parkway Dr., Mason, OH (Mason)	—	—	—	—	20.2	0.9	—	20.2	0.9	10.8	2004
Industrial Rd., Florence, KY (Florence)	2.2	7.7	—	—	33.7	3.0	2.2	41.4	3.0	18.6	2005
Goldcoast Dr., Cincinnati, OH (Goldcoast)	0.6	—	—	—	6.7	0.1	0.6	6.7	0.1	2.2	2007
Knightsbridge Dr., Hamilton, OH (Hamilton)	—	9.5	—	—	39.7	3.7	—	49.2	3.7	20.3	2007
E. Monroe St., South Bend, IN (Monroe St.)	—	—	—	—	2.5	0.1	—	2.5	0.1	1.1	2007
Springer St., Lombard, IL (Lombard)	0.7	3.2	—	—	1.5	5.7	0.7	4.7	5.7	1.3	2008
Crescent Circle, South Bend, IN (Blackthorn)	—	1.1	—	—	2.2	0.1	—	3.3	0.1	1.3	2008
Kingsview Dr., Lebanon, OH (Lebanon)	4.0	12.3	—	—	64.7	5.5	4.0	77.0	5.5	21.4	2008
McAuley Place, Blue Ash, OH (Blue Ash)	—	2.6	—	—	(2.0)	0.1	—	0.6	0.1	0.2	2009
Westway Park Blvd., Houston, TX (Houston West 1)	1.4	21.4	0.1	—	63.0	43.7	1.4	84.4	43.8	39.6	2010
Westway Park Blvd., Houston, TX (Houston West 2)	2.0	—	—	—	22.5	45.1	2.0	22.5	45.1	8.0	2013
Westway Park Blvd., Houston, TX (Houston West 3)	18.3	—	—	0.1	—	—	18.4	—	—	—	2013
Southwest Fwy., Houston, TX (Galleria)	—	56.0	2.0	—	12.6	13.0	—	68.6	15.0	29.4	2010
E. Ben White Blvd., Austin, TX (Austin 1)	—	11.9	0.2	—	10.6	1.0	—	22.5	1.2	8.2	2010
S. State Highway 121 Business, Lewisville, TX (Lewisville)	—	46.2	2.2	—	30.5	20.6	—	76.7	22.8	37.5	2010
Marsh Lane, Carrollton, TX (Marsh Ln)	—	—	—	—	0.1	0.5	—	0.1	0.5	0.3	2010
Midway Rd., Carrollton, TX (Midway)	—	1.8	—	—	0.2	0.4	—	2.0	0.4	2.2	2010
W. Frankford Rd., Carrollton, TX (Carrollton)	16.1	—	—	—	51.6	85.3	16.1	51.6	85.3	17.4	2012
Bryan St., Dallas, TX (Bryan St)	—	0.1	—	—	—	0.2	—	0.1	0.2	0.1	2010
North Freeway, Houston, TX (Greenspoint)	—	—	—	—	1.3	—	—	1.3	—	1.3	2010
South Ellis Street, Chandler, AZ (Phoenix 1)	15.0	—	—	—	56.4	43.9	14.8	56.4	43.9	11.0	2011
South Ellis Street, Chandler, AZ (Phoenix 2)	—	—	—	—	13.2	21.8	—	13.2	21.8	0.7	2014
Westover Hills Blvd., San Antonio, TX (San Antonio 1)	4.6	3.0	—	—	29.1	32.4	4.6	32.1	32.4	10.0	2011
Westover Hills Blvd., San Antonio, TX (San Antonio 2)	6.7	—	—	0.3	—	—	7.0	—	—	—	2013
Metropolis Dr., Austin, TX (Austin 2)	2.0	—	—	—	23.2	4.0	2.0	23.2	4.0	7.2	2011
Kestral Way (London)	—	16.5	—	—	16.2	0.7	—	32.7	0.7	4.4	2011
Jurong East (Singapore)	—	9.0	—	—	—	0.1	—	9.0	0.1	3.0	2011
Ridgetop Circle, Sterling, VA (Northern VA)	6.9	—	—	0.1	—	—	7.0	—	—	—	2013
Metropolis Dr., Austin, TX (Austin 3)	7.9	—	—	0.1	—	—	8.0	—	—	—	2013
	$89.3	$244.5	$4.5	$0.6	$568.1	$344.6	$89.7	$812.6	$349.1	$327.0

The aggregate cost of the total properties for federal income tax purposes was $1,725.0 million at December 31, 2014.

Historical Cost and Accumulated Depreciation and Amortization
The following table reconciles the historical cost and accumulated depreciation for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
(amounts in millions)	2014	2013	2012
Property
Balance—beginning of period	$1,120.5	$883.6	$660.2
Disposals	(0.1)	(8.5)	(1.2)
Impairments	—	(4.0)	(17.1)
Additions (acquisitions and improvements)	258.0	249.4	241.7
Balance, end of period	$1,378.4	$1,120.5	$883.6
Accumulated Depreciation
Balance—beginning of period	$236.7	$176.7	$131.2
Disposals	—	(9.3)	(1.2)
Impairments	—	(0.9)	(5.3)
Additions (depreciation and amortization expense)	90.3	70.2	52.0
Balance, end of period	$327.0	$236.7	$176.7

The exhibits required by Item 601 of Regulation S-K are listed below:

Exhibit No.	Exhibit Description

3.1	Articles of Amendment and Restatement of CyrusOne Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed by the Registrant on January 25, 2013 (Registration No. 001-35789)).

3.2	Amended and Restated Bylaws of CyrusOne Inc. (Incorporated by reference to Exhibit 3.2 of Form 8-K, filed by the Registrant on January 25, 2013 (Registration No. 001-35789)).

3.3	Amended and Restated Agreement of Limited Partnership of CyrusOne LP. (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on January 25, 2013 (Registration No. 001-35789)).

4.1
Registration Rights Agreement, dated January 24, 2013, by and among CyrusOne Inc., CyrusOne GP, CyrusOne LP and Data Center Investments Holdco LLC and Data Centers South Holdings LLC. (Incorporated by reference to Exhibit 1.2 of Form 8-K, filed by the Registrant on January 25, 2013 (Registration No. 001-35789)).

4.2
Indenture, dated as of November 20, 2012, by and among CyrusOne LP and CyrusOne Finance Corp., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee, relating to CyrusOne Inc.’s 6.375% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 26, 2012 (Registration No. 333-183132)).

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

10.3
Credit Agreement dated as of October 9, 2014, by and among CyrusOne LP, as borrower, KeyBank National Association, as administrative agent, the Lenders party thereto JP Morgan Chase Bank N.A., as syndication agent, KeyBanc Capital Markets Inc., J.P. Morgan Securities LLC, TD Securities (USA) LLC, Barclays Bank plc and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and SunTrust Bank and Citizens Bank, N.A., as co-documentation agents. (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on October 9, 2014 (Registration No. 001-35789)).

10.4
Form of Indemnification Agreement between CyrusOne Inc. and its directors and officers. (Incorporated by reference to Exhibit 10.5 of Amendment No. 5 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on December 13, 2012 (Registration No. 333-183132)).

10.5†
CyrusOne 2012 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.7 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 16, 2012 (Registration No. 333-183132)).

10.6†
Form of Director Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of Form S-8, filed by the Registrant on January 24, 2013 (Registration No. 333-186186)) (Founder's Grant).

10.7†
Form of Executive Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of Form S-8, filed by the Registrant on January 24, 2013 (Registration No. 333-186186)).

10.8†
Form of Employee Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of Form S-8, filed by the Registrant on January 24, 2013 (Registration No. 333-186186)).

10.9†
CyrusOne 2013 Short Term Incentive Plan (Incorporated by reference to Exhibit 10.8 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 16, 2012 (Registration No. 333-183132)).

10.10†
Employment Agreement, dated as of January 24, 2013, by and between CyrusOne LLC and Gary J. Wojtaszek (Incorporated by reference to Exhibit 10.5 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789)).

10.11†
Employment Agreement, dated as of January 24, 2013, by and between CyrusOne LLC and Kimberly H. Sheehy (Incorporated by reference to Exhibit 10.6 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789)).

10.12†
Employment Agreement, dated as of January 24, 2013, by and between CyrusOne LLC and Kevin L. Timmons (Incorporated by reference to Exhibit 10.8 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789)).

10.13†
Employment Agreement, dated as of January 24, 2013, by and between CyrusOne LLC and Venkatesh S. Durvasula (Incorporated by reference to Exhibit 10.18 of Form 10-K, filed by the Registrant on March 29, 2013 (Registration No. 001-35789)).

10.14†
Employment Agreement dated as of March 18, 2013, by and between CyrusOne LLC and Thomas W. Bosse (Incorporated by reference to Exhibit 10.19 of Form 10-K, filed by the Registrant on March 29, 2013 (Registration No. 001-35789)).

10.15†
Form of Executive Non-Statutory Performance Stock Option Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on April 22, 2013 (Registration No. 001-35789)).

10.16†
Form of Employee Non-Statutory Performance Stock Option Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed by the Registrant on April 22, 2013 (Registration No. 001-35789)).

10.17†
Form of Executive Performance Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of Form 8-K, filed by the Registrant on April 22, 2013 (Registration No. 001-35789)).

10.18†
Form of Employee Performance Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of Form 8-K, filed by the Registrant on April 22, 2013 (Registration No. 001-35789)).

10.19+†	Form of Director Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan. (Annual Grant)

12.1+	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

14+	Code of Ethics for Senior Financial Officers as adopted Pursuant to Section 406

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Deloitte & Touche LLP.

23.2+	Consent of Deloitte & Touche LLP.

24.1+	Powers of Attorney (CyrusOne Inc.)

24.2+	Powers of Attorney (CyrusOne LP)

31.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (CyrusOne Inc.)

31.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (CyrusOne Inc.)

31.3+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (CyrusOne LP)

31.4+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (CyrusOne LP)

32.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (CyrusOne Inc.)

32.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (CyrusOne Inc.)

32.3+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (CyrusOne LP)

32.4+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (CyrusOne LP)

(101.INS)*	XBRL Instance Document.

(101.SCH)*	XBRL Taxonomy Extension Schema Document.

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Submitted electronically with this report.
†	This exhibit is a management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 27th day of February, 2015.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President, Chief Executive Officer, and Director

By:	/s/ Kimberly H. Sheehy
Kimberly H. Sheehy
Chief Financial Officer and Administrative Officer

By:	/s/ Patricia M. McBratney
Patricia M. McBratney
Vice President and Controller (Chief Accounting Officer)
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 27th day of February, 2015.

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

Signature	Title	Date

/s/ Gary J. Wojtaszek	President, Chief Executive Officer	February 27, 2015
Gary J. Wojtaszek	and Director

Alex Shumate*	Chairman of the Board of Directors	February 27, 2015
Alex Shumate

William E. Sullivan*	Director	February 27, 2015
William E. Sullivan

John Gamble*	Director	February 27, 2015
John Gamble

T. Tod Nielsen*	Director	February 27, 2015
T. Tod Nielsen

Melissa E. Hathaway*	Director	February 27, 2015
Melissa E. Hathaway

David H. Ferdman*	Director	February 27, 2015
David H. Ferdman

Lynn Wentworth*	Director	February 27, 2015
Lynn Wentworth

*By: /s/ Gary J. Wojtaszek		February 27, 2015
Gary J. Wojtaszek as attorney-in-fact and on his behalf as President, Chief Executive Officer, and Director