Form 10-Q
period 2015-03-31
CyrusOne Inc.
filed 2015-05-08
CIK 1553023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
CyrusOne Inc. Yes  ☐    No  ☒
CyrusOne LP Yes  ☐    No  ☒

CyrusOne Inc.
There were 53,298,200 shares of common stock outstanding as of April 30, 2015 with a par value of $0.01 per share.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2015 of CyrusOne Inc., a Maryland corporation, and CyrusOne LP, a Maryland limited partnership, of which CyrusOne GP, a Maryland statutory trust of which CyrusOne Inc. is the sole beneficial owner and sole trustee, is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to CyrusOne Inc. together with its consolidated subsidiaries, including CyrusOne LP. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to CyrusOne LP together with its consolidated subsidiaries.
CyrusOne Inc. is a real estate investment trust, or REIT, and the sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP. As of March 31, 2015, CyrusOne Inc., together with CyrusOne GP, owned approximately 59.5% of the operating partnership units in CyrusOne LP. The remaining approximately 40.5% of the operating partnership units in CyrusOne LP, which is reflected as a noncontrolling interest, was owned by our former parent, Cincinnati Bell Inc. (“CBI”). Following the completion of CyrusOne Inc.'s public offering of common stock in April 2015 and the application of the proceeds from such offering to acquire common units of limited partnership interests in CyrusOne LP from CBI, CyrusOne Inc., together with CyrusOne GP, owned approximately 81.2% of the operating partnership units in CyrusOne LP and CBI owned approximately 18.8% of the units. As the sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP, CyrusOne Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.
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
All other sections of this report, including select footnotes to the consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk, are presented together for CyrusOne Inc. and CyrusOne LP.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CyrusOne Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and amounts in millions, except for shares and per share amounts)

	As of	As of
	March 31, 2015	December 31, 2014
Assets
Investment in real estate:
Land	$93.0	$89.7
Buildings and improvements	820.8	812.6
Equipment	382.7	349.1
Construction in progress	121.0	127.0
Subtotal	1,417.5	1,378.4
Accumulated depreciation	(350.1)	(327.0)
Net investment in real estate	1,067.4	1,051.4
Cash and cash equivalents	26.0	36.5
Rent and other receivables, net of allowance for doubtful accounts of $1.0 as of March 31, 2015 and December 31, 2014	53.9	60.9
Goodwill	276.2	276.2
Intangible assets, net of accumulated amortization of $75.7 and $72.1 as of March 31, 2015 and December 31, 2014, respectively	65.3	68.9
Due from affiliates	1.4	0.8
Other assets	86.4	91.8
Total assets	$1,576.6	$1,586.5
Liabilities and equity
Accounts payable and accrued expenses	$67.1	$69.9
Deferred revenue	65.5	65.7
Due to affiliates	9.1	7.3
Capital lease obligations	12.6	13.4
Long-term debt	679.8	659.8
Other financing arrangements	51.3	53.4
Total liabilities	885.4	869.5
Commitment and contingencies
Equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 39,058,786 and 38,651,517 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	0.4	0.4
Additional paid in capital	518.9	516.5
Accumulated deficit	(72.5)	(55.9)
Accumulated other comprehensive loss	(0.6)	(0.3)
Total shareholders’ equity	446.2	460.7
Noncontrolling interest	245.0	256.3
Total equity	691.2	717.0
Total liabilities and equity	$1,576.6	$1,586.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and amounts in millions, except per share data)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenue	$85.7	$77.5
Costs and expenses:
Property operating expenses	32.3	27.7
Sales and marketing	2.9	3.0
General and administrative	9.1	7.3
Depreciation and amortization	31.1	27.6
Transaction costs	0.1	0.1
Asset impairments	8.6	—
Total costs and expenses	84.1	65.7
Operating income	1.6	11.8
Interest expense	8.4	10.7
Net (loss) income before income taxes	(6.8)	1.1
Income tax expense	(0.4)	(0.4)
Net (loss) income	(7.2)	0.7
Noncontrolling interest in net (loss) income	(2.9)	0.5
Net (loss) income attributed to common shareholders	$(4.3)	$0.2
Basic weighted average common shares outstanding	36.9	20.9
Diluted weighted average common shares outstanding	36.9	20.9
Loss per share - basic and diluted	$(0.12)	$0.00
Dividend declared per share	$0.315	$0.210
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited and amounts in millions)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net (loss) income	$(7.2)	$0.7
Other comprehensive loss:
Foreign currency translation adjustments	(0.3)	—
Comprehensive (loss) income	(7.5)	0.7
Comprehensive loss attributable to noncontrolling interests	3.0	(0.5)
Comprehensive (loss) income attributable to CyrusOne Inc.	$(4.5)	$0.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited and amounts in millions)

	Common Stock Issued		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity/ Parent’s Net Investment	Non- controlling Interest	Total Equity
	Shares	Amount
Balance January 1, 2014	22.0	$0.2	$340.7	$(18.9)	$—	$322.0	$455.6	$777.6
Net income	—	—	—	0.7	—	0.7	—	0.7
Noncontrolling interest allocated net income	—	—	—	(0.5)	—	(0.5)	0.5	—
Restricted shares issued under long-term incentive plan	0.7	—	—	—	—	—	—	—
Stock based compensation	—	—	2.2	—	—	2.2	—	2.2
Dividends and distributions, $0.21 per share	—	—	—	(4.8)	—	(4.8)	(8.9)	(13.7)
Balance at March 31, 2014	22.7	$0.2	$342.9	$(23.5)	$—	$319.6	$447.2	$766.8

Balance January 1, 2015	38.7	$0.4	$516.5	$(55.9)	$(0.3)	$460.7	$256.3	$717.0
Net loss	—	—	—	(7.2)	—	(7.2)	—	(7.2)
Noncontrolling interest allocated net loss	—	—	—	2.9	—	2.9	(2.9)	—
Restricted shares issued under long-term incentive plan		—	—	—	—	—	—	—
Stock based compensation	0.4	—	3.0	—	—	3.0	—	3.0
Common stock repurchases	—	—	(0.6)	—	—	(0.6)	—	(0.6)
Foreign currency translation adjustments	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Dividends and distributions, $0.315 per share	—	—	—	(12.3)	—	(12.3)	(8.4)	(20.7)
Balance at March 31, 2015	39.1	$0.4	$518.9	$(72.5)	$(0.6)	$446.2	$245.0	$691.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and amounts in millions)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash flows from operating activities:
Net (loss) income	$(7.2)	$0.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	31.1	27.6
Noncash interest expense	0.7	0.9
Stock-based compensation expense	3.0	2.2
Asset impairments	8.6	—
Change in operating assets and liabilities:
Rent receivables and other assets	1.8	(6.7)
Accounts payable and accrued expenses	(2.9)	4.4
Deferred revenues	(0.2)	8.9
Due to affiliates	(1.6)	(0.1)
Net cash provided by operating activities	33.3	37.9
Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	(17.3)	—
Capital expenditures – other development	(31.9)	(49.7)
Net cash used in investing activities	(49.2)	(49.7)
Cash flows from financing activities:
Dividends paid	(13.5)	(10.4)
Borrowings from revolving credit agreement	20.0	—
Payments on capital leases and other financing arrangements	(1.1)	(1.4)
Net cash provided by (used in) financing activities	5.4	(11.8)
Net decrease in cash and cash equivalents	(10.5)	(23.6)
Cash and cash equivalents at beginning of period	36.5	148.8
Cash and cash equivalents at end of period	$26.0	$125.2

Supplemental disclosures
Cash paid for interest	$2.8	$1.6
Cash paid for income taxes	1.1	—
Capitalized interest	1.3	0.5
Acquisition of property in accounts payable and other liabilities	21.5	52.2
Dividends payable	21.5	13.7
Taxes on vesting of shares	0.6	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and amounts in millions)

	As of	As of
	March 31, 2015	December 31, 2014
Assets
Investment in real estate:
Land	$93.0	$89.7
Buildings and improvements	820.8	812.6
Equipment	382.7	349.1
Construction in progress	121.0	127.0
Subtotal	1,417.5	1,378.4
Accumulated depreciation	(350.1)	(327.0)
Net investment in real estate	1,067.4	1,051.4
Cash and cash equivalents	26.0	36.5
Rent and other receivables, net of allowance for doubtful accounts of $1.0 as of March 31, 2015 and December 31, 2014	53.9	60.9
Goodwill	276.2	276.2
Intangible assets, net of accumulated amortization of $75.7 and $72.1 as of March 31, 2015 and December 31, 2014, respectively	65.3	68.9
Due from affiliates	1.4	0.8
Other assets	86.4	91.8
Total assets	$1,576.6	$1,586.5
Liabilities and parent's net investment
Accounts payable and accrued expenses	$67.1	$69.9
Deferred revenue	65.5	65.7
Due to affiliates	9.1	7.3
Capital lease obligations	12.6	13.4
Long-term debt	679.8	659.8
Other financing arrangements	51.3	53.4
Total liabilities	885.4	869.5
Commitments and contingencies
Parent's net investment:
Partnership capital	691.2	717.0
Total liabilities and partnership capital	$1,576.6	$1,586.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and amounts in millions )

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenue	$85.7	$77.5
Costs and expenses:
Property operating expenses	32.3	27.7
Sales and marketing	2.9	3.0
General and administrative	9.1	7.3
Depreciation and amortization	31.1	27.6
Transaction costs	0.1	0.1
Asset impairments	8.6	—
Total costs and expenses	84.1	65.7
Operating income	1.6	11.8
Interest expense	8.4	10.7
Net (loss) income before income taxes	(6.8)	1.1
Income tax expense	(0.4)	(0.4)
Net (loss) income	$(7.2)	$0.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited and amounts in millions)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net (loss) income	$(7.2)	$0.7
Other comprehensive loss:
Foreign currency translation adjustments	(0.3)	—
Comprehensive (loss) income attributable to CyrusOne LP	$(7.5)	$0.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERSHIP CAPITAL
(unaudited and amounts in millions)

	Partnership Units	Partnership Capital
Balance January 1, 2014	64.6	$777.6
Net income - January 1, 2014 to March 31, 2014	—	$0.7
Compensation expense of CyrusOne Inc. allocated to operating partnership	—	$2.2
Distributions to CyrusOne Inc.	—	$(13.7)
Partnership units issued to CyrusOne Inc.	0.7	$—
Balance at March 31, 2014	65.3	$766.8

Balance January 1, 2015	65.3	$717.0
Net loss	—	(7.2)
Compensation expense of CyrusOne Inc. allocated to operating partnership	—	2.4
Foreign currency translation adjustments	—	(0.3)
Distributions to CyrusOne Inc.	—	(20.7)
Partnership units issued to CyrusOne Inc.	0.4	—
Balance at March 31, 2015	65.7	$691.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and amounts in millions)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash flows from operating activities:
Net (loss) income	$(7.2)	$0.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	31.1	27.6
Noncash interest expense	0.7	0.9
Stock-based compensation expense	3.0	2.2
Asset impairments	8.6	—
Change in operating assets and liabilities:
Rent receivables and other assets	1.8	(6.7)
Accounts payable and accrued expenses	(2.9)	4.4
Deferred revenues	(0.2)	8.9
Due to affiliates	(1.6)	(0.1)
Net cash provided by operating activities	33.3	37.9
Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	(17.3)	—
Capital expenditures – other development	(31.9)	(49.7)
Net cash used in investing activities	(49.2)	(49.7)
Cash flows from financing activities:
Distributions paid	(13.5)	(10.4)
Borrowings from revolving credit agreement	20.0	—
Payments on capital leases and other financing arrangements	(1.1)	(1.4)
Net cash provided by (used in) financing activities	5.4	(11.8)
Net decrease in cash and cash equivalents	(10.5)	(23.6)
Cash and cash equivalents at beginning of period	36.5	148.8
Cash and cash equivalents at end of period	$26.0	$125.2
Supplemental disclosures
Cash paid for interest	$2.8	$1.6
Cash paid for income taxes	1.1	—
Capitalized interest	1.3	0.5
Acquisition of property in accounts payable and other liabilities	21.5	52.2
Distribution payable	21.5	13.7
Taxes on vesting of shares	0.6	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

1. Description of Business
CyrusOne Inc., together with CyrusOne GP, a wholly-owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. holds a controlling interest in CyrusOne LP (the “operating partnership”) and the subsidiaries of the operating partnership (collectively, “CyrusOne”, “we”, “us”, “our”, and the “Company”) is an owner, operator and developer of enterprise-class, carrier-neutral multi-tenant data center properties. Our customers operate in a number of industries, including energy, oil and gas, mining, medical, technology, finance and consumer goods and services. We currently operate 27 data centers located in the United States, United Kingdom and Singapore.

2. Formation
Prior to November 20, 2012, CyrusOne was not an operative legal entity or a combination of legal entities.
On November 20, 2012, the operating partnership received a contribution of interests in real estate properties and the assumption of debt and other specified liabilities from CBI ("Predecessor") in exchange for the issuance of 123.7 million operating partnership units to CBI.
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
As of March 31, 2015, the total number of outstanding partnership units was 65.7 million and CBI held a 40.5% noncontrolling interest in the operating partnership. As of March 31, 2015, CBI effectively owned approximately 43.4% of CyrusOne through its interest in outstanding shares of common stock of CyrusOne Inc. and its interest in the operating partnership units of CyrusOne LP.
On April 4, 2015, CyrusOne Inc. completed a public offering of 14.3 million shares of its common stock, including 1.9 million shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $31.12 per share, or $443.8 million. CyrusOne Inc. used the proceeds of $426.0 million, net of underwriting costs of $17.8 million, to acquire 14.3 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI. Following the completion of the public offering, CBI owned approximately 21.7% of CyrusOne through its 2.9% interest in the outstanding shares of common stock of Cyrusone Inc. and its 18.8% interest in the common units of the limited partnership interest of CyrusOne LP.
On April 28, 2015, CyrusOne LP entered into an Agreement and Plan of Merger (the “Merger Agreement”) that provides for the acquisition of Cervalis by the operating partnership. Upon completion of the Merger, Cervalis will be an indirect, wholly-owned subsidiary of the Company. As a result of the Merger, the Company will acquire four data center facilities and two work area recovery facilities serving the New York metropolitan area. CyrusOne Inc. will acquire Cervalis for approximately $400 million, excluding transaction-related expenses, in an all cash transaction. Simultaneously, CyrusOne Inc. has obtained financing commitments from KeyBank and intends to finance the acquisition in a manner that takes into consideration balance sheet flexibility, credit ratings impact and accretion to shareholders. The transaction is expected to close in the next 45 to 60 days, subject to the fulfillment of customary closing conditions.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

3. Basis of Presentation
The accompanying financial statements as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and March 31, 2014, are prepared on a consolidated basis.
In addition, the accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.
It should also be noted that the results for the interim periods shown in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of March 31, 2015, and our results of operations for the three months ended March 31, 2015 and 2014. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited financial statements as of December 31, 2014.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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
Impairment exists when the Company's net book value of real estate assets is greater than the estimated fair value. For the three months ended March 31, 2015, we recognized impairments of $8.6 million. There were no impairments recognized for the three months ended March 31, 2014.
Cash and Cash Equivalents—Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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

Rent and Other Receivables—Receivables consist principally of trade receivables from customers and are generally unsecured and due within 30 to 120 days. Unbilled receivables arise from services rendered but not yet billed. Expected credit losses associated with trade receivables are recorded as an allowance for uncollectible accounts. The allowance for uncollectible accounts is estimated based upon historic patterns of credit losses for aged receivables as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written-off and the associated allowance for uncollectible accounts is reduced. The Company has receivables with one customer that exceeds 10% of the Company’s outstanding accounts receivable balance at March 31,
2015 and December 31, 2014. In addition, our receivables include $8.7 million of receivables as of March 31, 2015 which has not been billed to the customer. The amount will be billed and payable in 36 monthly payments starting in April 2015 through March 2018. As of March 31, 2015, receivables were $54.9 million, and the allowance for uncollectible accounts was $1.0 million. The December 31, 2014 receivables were $61.9 million, and the allowance for uncollectible accounts was $1.0 million.
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
Some of our leases are structured on a full-service gross basis in which the customer pays a fixed amount for both colocation rent and power. Other leases provide that the customer will be billed for power based upon actual usage which is separately metered. In both cases, this revenue is presented as revenue in the accompanying condensed consolidated statements of operations. Power is generally billed one month in arrears, and an estimate of this revenue is accrued in the month that the associated costs are incurred. We generally are not entitled to reimbursements for real estate taxes, insurance or other operating expenses.
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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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
Income Taxes—CyrusOne Inc. was included in the Predecessor consolidated tax returns in various jurisdictions for the Predecessor period. In the accompanying financial statements, the Predecessor period reflects income taxes as if the Company were a separate stand-alone company. The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. CyrusOne Inc. has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our initial taxable year ending December 31, 2013. Provided we continue to meet the various qualification tests mandated under the Code, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our shareholders. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to federal income tax at regular corporate rates and any applicable alternative minimum tax.
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions.  The Company's previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires.  With a few exceptions, the Company is no longer subject to U. S. federal, state or local examinations for years prior to 2010, and we have no liabilities for uncertain tax positions as of March 31, 2015.
Comprehensive Income (Loss)—Comprehensive income (loss) represents the change in net assets of a company from transactions and other events from non-owner sources. Comprehensive income (loss) comprises all components of net income and all components of other comprehensive income.
Earnings Per Share—Basic EPS includes only the weighted average number of common shares outstanding during the period. Diluted EPS includes the weighted average number of common shares and the dilutive effect of stock options, restricted stock and share unit awards and convertible subordinated notes outstanding during the period, when such instruments are dilutive.
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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

•
Performance and Market Based Awards - On April 17, 2013, and February 7, 2014, the Company issued performance and market based awards in the form of options and/or restricted stock to certain employees and officers of the Company. Fifty percent of the restricted shares and stock options will vest annually based upon achieving certain performance criteria. The other fifty percent of the restricted shares and stock options will vest at the end of three years if certain market conditions are met. The fair value of these awards was determined using the Black-Scholes or Monte-Carlo model which use assumptions such as volatility, risk-free interest rate, and expected term of the awards.

•
Time-Based, Performance and Market Based Awards - On February 10, 2015, the Company issued awards in the form of options and/or restricted stock to certain employees and officers of the Company. The stock options are time-based and vest annually on a pro-rata basis over a three-year time period. The restricted stock is split between time-based and performance-based vesting. The time-based restricted stock will vest pro-rata annually over three years. The performance-based restricted stock will vest annually based upon the achievement of certain criteria for each year of a three-year measurement period. The first two years are capped at 100% of the target with a cumulative true-up in year three. The fair value of these awards was determined using the Black-Scholes or Monte-Carlo model which use assumptions such as volatility, risk-free interest rate, and expected term of the awards.

•	Compensation expense for these awards is recognized over the vesting periods. See Note 10 for additional details relating to these awards.
Business Segments—Business segments are components of an enterprise for which separate financial information is available and regularly viewed by the chief operating decision maker to assess performance and allocate resources. Our chief operating decision maker, the Company's Chief Executive Officer, reviews our financial information on an aggregate basis. Furthermore, our data centers have similar economic characteristics and customers across all geographic locations, and our service offerings have similar production processes, deliver services in a similar manner and use the same types of facilities and similar technologies. As a result, we have concluded that we have one reportable business segment.

Recently Issued Accounting Standards—In April 2014, the FASB issued guidance which amended the definition of a discontinued operation and required entities to provided additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The FASB's guidance made it more difficult for a disposal transaction to qualify as a discontinued operation. The new guidance requires discontinued operations treatment for disposals of a component or group of components that represent a strategic shift that has or will have a major impact on an entity's operations or financial results. This guidance is effective for the first interim or annual period beginning on or after December 15, 2014. Upon our adoption of this guidance on January 1, 2015, sales of our individual operating properties generally no longer qualify as discontinued operations.

In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures which are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. The FASB has proposed delaying this standard by one year. If the proposal is approved, early adoption would be permitted as of the original effective date. This guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under the old standards. We are currently evaluating the impact of the adoption of this guidance in our consolidated financial statements.

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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. This guidance does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently.
In February 2015, the FASB issued guidance which amended the consolidation requirements in ASC 810 and significantly changed the consolidation analysis required under U.S. GAAP. The amendments include (1) limited partnerships will be variable interest entities; (2) changes the effect that fees paid to a decision maker or service provider have on the consolidation analysis; (3) amends how variable interests held by a reporting entity's related parties or de facto agents affect its consolidation conclusion; (4) clarifies how to determine whether the equity holders have power over the entity, and (5) the deferral of ASU 2009-17 for investments in certain investment funds has been eliminated. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. We are currently evaluating the full impact of the new standard.
In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. The amendments would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by this guidance. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We are currently evaluating the full impact of the new standard.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

5. Investment in Real Estate
A schedule of our gross investment in real estate follows:

	March 31, 2015			December 31, 2014
(amounts in millions)	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment
West Seventh St., Cincinnati, OH (7th Street)	$0.9	$110.5	$13.9	$0.9	$110.6	$12.7
Parkway Dr., Mason, OH (Mason)	—	20.3	0.9	—	20.2	0.9
Industrial Rd., Florence, KY (Florence)	2.2	41.4	3.0	2.2	41.4	3.0
Goldcoast Dr., Cincinnati, OH (Goldcoast)	0.6	6.7	0.1	0.6	6.7	0.1
Knightsbridge Dr., Hamilton, OH (Hamilton)	—	49.2	3.8	—	49.2	3.7
E. Monroe St., South Bend, IN (Monroe St.)	—	2.5	0.1	—	2.5	0.1
Springer St., Lombard, IL (Lombard)	0.7	4.7	6.8	0.7	4.7	5.7
Crescent Circle, South Bend, IN (Blackthorn)	—	3.3	0.1	—	3.3	0.1
Kingsview Dr., Lebanon, OH (Lebanon)	4.0	77.2	5.4	4.0	77.0	5.5
McAuley Place, Blue Ash, OH (Blue Ash)	—	0.6	0.1	—	0.6	0.1
Westway Park Blvd., Houston, TX (Houston West 1)	1.4	84.7	44.0	1.4	84.4	43.8
Westway Park Blvd., Houston, TX (Houston West 2)	2.0	22.5	45.3	2.0	22.5	45.1
Westway Park Blvd., Houston, TX (Houston West 3)	18.4	4.2	0.6	18.4	—	—
Southwest Fwy., Houston, TX (Galleria)	—	68.6	15.2	—	68.6	15.0
E. Ben White Blvd., Austin, TX (Austin 1)	—	14.3	1.0	—	22.5	1.2
S. State Highway 121 Business, Lewisville, TX (Lewisville)	—	76.6	23.1	—	76.7	22.8
Marsh Lane, Carrollton, TX (Marsh Ln)	—	0.1	0.5	—	0.1	0.5
Midway Rd., Carrollton, TX (Midway)	—	2.0	0.4	—	2.0	0.4
W. Frankford Rd., Carrollton, TX (Carrollton)	16.1	52.0	87.1	16.1	51.6	85.3
Bryan St., Dallas, TX (Bryan St)	—	0.1	0.2	—	0.1	0.2
North Freeway, Houston, TX (Greenspoint)	—	—	—	—	1.3	—
South Ellis Street, Chandler, AZ (Phoenix 1)	14.8	56.6	44.2	14.8	56.4	43.9
South Ellis Street, Chandler, AZ (Phoenix 2)	—	16.2	21.6	—	13.2	21.8
Westover Hills Blvd., San Antonio, TX (San Antonio 1)	4.6	32.1	32.4	4.6	32.1	32.4
Westover Hills Blvd., San Antonio, TX (San Antonio 2)	7.0	—	—	7.0	—	—
Metropolis Dr., Austin, TX (Austin 2)	2.0	23.2	4.1	2.0	23.2	4.0
Kestral Way (London)	—	31.3	0.7	—	32.7	0.7
Jurong East (Singapore)	—	8.6	0.1	—	9.0	0.1
Ridgetop Circle, Sterling, VA (Northern Virginia)	7.0	11.3	28.0	7.0	—	—
Metropolis Dr., Austin, TX (Austin 3)	8.0	—	—	8.0	—	—
Metropolis Dr. Austin, TX (Austin 4)	3.3	—	—	—	—	—
Total	$93.0	$820.8	$382.7	$89.7	$812.6	$349.1
Construction in progress was $121.0 million and $127.0 million as of March 31, 2015 and December 31, 2014, respectively. We continue to have high amounts of construction in progress as we continue to build data center facilities.
During 2015, we are continuing to invest in the development of real estate property. Our development has included the completion of additional square footage and power in our Phoenix 2, Houston West 3, and Northern Virginia data centers, and the purchase of Austin 4 in February of 2015. The total purchase price of the Austin 4 facility was $17.3 million, of which $3.3 million was allocated to land and the remaining amount remains in construction in process as of March 31, 2015.
Impairment is recorded when the Company's net book value of real estate assets is greater than the estimated fair value. For the quarter ended March 31, 2015, we recognized an impairment of $8.6 million related to the exit of Austin 1, which is a leased facility. The effective date of our lease termination is March 31, 2016. The decrease in fair value results from the various assets that we will no longer be able to use once we exit this facility.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

6. Debt and Other Financing Arrangements
Debt and other financing arrangements presented in the accompanying consolidated financial statements consist of the following:

(amounts in millions)	March 31, 2015	December 31, 2014
Revolving credit facility	$155.0	$135.0
Term loan	150.0	150.0
6.375% senior notes due 2022	374.8	374.8
Long-term debt	679.8	659.8
Capital lease obligations	12.6	13.4
Other financing arrangements	51.3	53.4
Total	$743.7	$726.6
Revolving credit agreement—On October 9, 2014, CyrusOne LP entered into a new credit agreement which provides for a $450 million senior unsecured revolving credit facility to replace CyrusOne LP's former $225 million secured credit facility, and a $150 million senior unsecured term loan. The revolving credit facility is scheduled to mature in October 2018 and includes a one-year extension option, which if exercised by CyrusOne LP would extend the maturity date to October 2019. The term loan is scheduled to mature in October 2019. The revolving credit facility currently bears interest at a rate per annum equal to LIBOR plus 1.70% and the term loan currently bears interest at a rate per annum equal to LIBOR plus 1.65%. The credit agreement governing the revolving credit facility and the term loan contains an accordion feature that allows CyrusOne LP to increase the aggregate commitment by up to $300 million.
As of March 31, 2015 there were borrowings of $155 million under the revolving credit facility and $150 million under the term loan. As of December 31, 2014 there were borrowings of $135 million under the revolving credit facility and $150 million under the term loan.
We pay commitment fees for the unused amount of borrowings on the revolving credit facility and term loan and letter of credit fees on any outstanding letters of credit. The commitment fees are equal to 0.25% per annum of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. Commitment fees related to the credit agreement were $0.2 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.
Capital lease obligations—We use leasing as a source of financing for certain of our data center facilities and related equipment. We currently operate four data center facilities recognized as capital leases. We have options to extend the initial lease term on all these leases and options to purchase the facility for one of these leases. Interest expense on capital lease obligations was $1.4 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively.
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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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
In November and December of 2014, we repurchased a portion of our 6.375% senior notes with an aggregate face value of $150.2 million for a purchase price of $163 million, including accrued interest. This resulted in a loss on extinguishment of debt of $12.8 million. As of March 31, 2015, the outstanding balance on our 6.375% senior notes was $374.8 million.
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
Deferred financing costs—Deferred financing costs are costs incurred in connection with obtaining long-term financing. Deferred financing costs were incurred in connection with the issuance of the revolving credit facility and term loan and 6.375% senior notes due 2022. As of March 31, 2015 and 2014, deferred financing costs totaled $14.8 million and $13.2 million, respectively. Deferred financing costs related to the senior notes are amortized using the effective interest method over the term of the related indebtedness. Deferred financing costs related to the revolving credit facility and term loan are amortized using the straight-line method. Amortization of deferred financing costs, included in interest expense in the consolidated statements of operations totaled $0.7 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively.
Debt Covenants —The credit agreement governing the revolving credit facility and the term loan requires us to maintain certain financial covenants including the following, in each case on a consolidated basis:

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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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
As of March 31, 2015, we believe we were in compliance with all covenants.
7. Fair Value of Financial Instruments
Fair value measurements are utilized in accounting for business combinations and testing of goodwill and other long-lived assets for impairment and disclosures. Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:
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
The carrying value and fair value of other financial instruments are as follows:

	March 31, 2015		December 31, 2014
(amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
6.375% senior notes due 2022	$374.8	$398.2	$374.8	$402.0
Revolving credit facility and term loan	305.0	305.0	285.0	285.0
Other financing arrangements	51.3	60.8	53.4	63.1
The fair value of our senior notes as of March 31, 2015 and December 31, 2014 was based on the quoted market price for these notes, which is considered Level 1 of the fair value hierarchy. The fair value of the revolving credit facility and term loan was based on par value as of March 31, 2015. The fair value of other financing arrangements at March 31, 2015 and December 31, 2014, was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration. These fair value measurements are considered Level 2 of the fair value hierarchy.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

8. Noncontrolling Interest - Operating Partnership
The noncontrolling interest represents the limited partnership interest in the operating partnership held by CBI.
The following table shows the ownership interests as of March 31, 2015 and 2014, and the portion of net (loss) income and distributions for the three months ended March 31, 2015 and 2014:

(amounts in millions, except per unit amount)	March 31, 2015		March 31, 2014
	The Company	CBI	The Company	CBI
Operating partnership units	39.1	26.6	22.7	42.6
Ownership %	59.5%	40.5%	34.7%	65.3%
Portion of net (loss) income	(4.3)	(2.9)	0.2	0.5
Distributions	(12.3)	(8.4)	(4.8)	(8.9)
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
As stock is issued by CyrusOne Inc., CBI's ownership percentage will change. CyrusOne Inc. has issued shares in conjunction with the LTIP discussed in Note 10. Furthermore, on June 25, 2014, CyrusOne Inc. completed a public offering of 16 million shares of its common stock, including 2.1 million shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $23.25 per share, or $371.7 million. CyrusOne Inc. used the proceeds of $355.9 million, net of underwriting discounts of $15.8 million, to acquire 16 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI. As a result, the Company's noncontrolling interest decreased by $166.9 million and CBI's ownership decreased to 40.5% as of March 31, 2015. In addition, the Company's additional paid in capital decreased by $189 million which represents the difference between the proceeds and the noncontrolling interest redeemed by CBI.
The redemption value of the remaining noncontrolling interests at March 31, 2015, was approximately $827.8 million based on the closing price of our stock of $31.12 on March 31, 2015.
Subsequent to March 31, 2015, the Company completed a public offering of 14.3 million shares and the proceeds of such offering were used to reduce CBI's ownership to 21.7%, which is discussed in Note 15 below.
9. Dividends
On February 18, 2015, we announced a regular cash dividend of $0.315 per common share payable to shareholders of record at the close of business on March 27, 2015. In addition, holders of operating partnership units also received a distribution of $0.315 per unit. The dividends and distributions were paid on April 15, 2015.
10. Equity Incentive Plan
In conjunction with the IPO, our board of directors adopted the LTIP. The LTIP is administered by the board of directors, or the plan administrator. Awards issuable under the LTIP may include common stock, restricted stock, stock options and other incentive awards. We have reserved a total of 4 million shares of our common stock for issuance pursuant to the LTIP, which may be adjusted for changes in our capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. The related stock compensation expense incurred by CyrusOne Inc. will be allocated to the operating partnership.
Time-Based Awards
The Company issued approximately 1 million time-based restricted shares to its employees, officers and board of directors in conjunction with the IPO. These restricted shares generally vest over three years. The per share grant date price was $19.00. These restricted shares also earn non-forfeitable dividends throughout the vesting period. In addition, from time to time, new employees and directors have been issued restricted shares. These restricted shares are issued at a price equal to the share price on the grant date. The board also issued new time-based options and time-based restricted stock in February 2015.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

The Company recognized stock-based compensation expense of approximately $1.6 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively. In addition, we had unrecognized compensation expense of approximately $7.9 million as of March 31, 2015. This expense will be recognized over the remaining vesting period, or approximately 1.3 years.
Performance-Based Awards
On April 17, 2013, the Company approved grants of performance-based options and performance-based restricted stock under the LTIP. These awards generally vest over three years upon the achievement of certain performance-based objectives. These awards are expensed based on the grant date fair value if it is probable that the performance conditions will be achieved.
The Company recognized stock-based compensation expense related to the April 2013 grant of approximately $0.2 million for the three months ended March 31, 2015, with an expense of $0.3 million for the three months ended March 31, 2014. In addition, we had unrecognized compensation expense of approximately $0.6 million as of March 31, 2015. This expense will be recognized over the remaining vesting period, or approximately 0.5 years.
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
The Company recognized stock-based compensation expense related to the February 2014 grant of approximately $0.6 million for the three months ended March 31, 2015. In addition, we had unrecognized compensation expense of approximately $3.3 million as of March 31, 2015. This expense will be recognized over the remaining vesting period, or approximately 1.6 years.
The performance criteria is based on achieving both an EBITDA and a relative return target by the end of the three year period. We are recording a compensation charge based on achieving 86% of the EBITDA target and 100% of the relative return target.
On February 10, 2015, the Company approved grants of performance-based restricted stock under the LTIP. These performance-based awards are in the form of shares and up to 200% of the grants targeted can be achieved. The performance-based restricted shares will vest annually based upon the achievement of certain criteria for each year of a three-year measurement period. The performance measurement criteria are achieving a targeted Return on Assets and achieving total stockholder return on CyrusOne common stock on a cumulative basis that meets or exceeds the return of the MSCI REIT Index. The first two years are capped at 100% of the target with a cumulative true-up in year three. These awards are expensed based on the grant date fair value if it is probable that the performance conditions will be achieved.
The Company recognized stock-based compensation expense related to the February 2015 grant of approximately $0.4 million for the three months ended March 31, 2015. In addition, we had unrecognized compensation expense of approximately $5.2 million as of March 31, 2015. This expense will be recognized over the remaining vesting period, or approximately 1.9 years.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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
The following table reflects the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
(amounts and shares in millions, except per share amount)	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss) attributed to common shareholders	$(4.3)	$(4.3)	$0.2	$0.2
Less: Restricted stock dividends	(0.3)	(0.3)	(0.2)	(0.2)
Net loss available to shareholders	$(4.6)	$(4.6)	$—	$—
Denominator:
Weighted average common outstanding-basic	36.9	36.9	20.9	20.9
Performance-based restricted stock(1)(2)		—		—
Convertible securities(1)(2)		—		—
Weighted average shares outstanding-diluted		36.9		20.9
EPS:
Net income (loss) per share-basic	$(0.12)		$—
Effect of dilutive shares:
Net loss per share-diluted		$(0.12)		$—
 (1) We have excluded 1.1 million shares of restricted stock, and 26.6 million of operating partnership units which are securities that are convertible into our common stock, from our diluted earnings per share as of March 31, 2015, as these securities were deemed anti-dilutive.
 (2) We have excluded 0.6 million shares of restricted stock, and 42.6 million of operating partnership units which are securities that are convertible into our common stock, from our diluted earnings per share as of March 31, 2014, as these securities were deemed anti-dilutive.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

12. Related Party Transactions
The condensed consolidated financial statements reflect the following transactions with CBI and its affiliated entities, including Cincinnati Bell Telephone (“CBT”) and Cincinnati Bell Technology Solutions (“CBTS”):
Revenue—The Company records revenues from CBI under contractual service arrangements. These services include leasing of data center space, power and cooling in certain areas of our data center facilities, network interface services and office space.
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
The following related party transactions are based on agreements and arrangements that were in place during the respective periods. Revenues and expenses for the periods presented were as follows:

(amounts in millions)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenue:
Data center colocation agreement provided to CBT and CBTS	$1.8	$1.5
229 West 7th Street lease provided to CBT	0.5	0.5
Goldcoast Drive/Parkway (Mason) lease	0.1	0.1
Transition services provided to CBTS (network interfaces)	0.1	0.1
Data center leases provided to CBTS	3.2	3.6
Total revenue	$5.7	$5.8

Operating costs and expenses:
Transition services agreement by CBTS	$0.2	$0.3
Charges for services provided by CBT (connectivity)	0.2	0.3
209 West 7th Street rent provided by CBT	0.1	—
Total operating costs and expenses	$0.5	$0.6
As of March 31, 2015 and December 31, 2014, the amounts receivable from and payable to CBI were as follows:

	As of	As of
(amounts in millions)	March 31, 2015	December 31, 2014

Accounts receivable from CBI	$1.4	$0.8

Accounts payable	$0.7	$1.7
Dividends/distributions payable	8.4	5.6
Accounts payable to CBI	$9.1	$7.3
The dividends/distributions payable as of March 31, 2015, reflect the balance due to CBI related to the dividend and distribution announced on February 18, 2015, of $0.315 per share and operating partnership unit, based on CBI's ownership of common shares of CyrusOne Inc. and operating partnership units of CyrusOne LP as of the Record Date of March 27, 2015.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

13. Income Taxes
CyrusOne Inc. has elected to be taxed as a REIT under the Code, commencing with our initial taxable year ended December 31, 2013. To qualify as a REIT, we are required to distribute at least 90% of our taxable income to our stockholders and meet various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our shareholders. It is our policy and intent, subject to change, to distribute 100% of our taxable income and therefore no provision is required in the accompanying financial statements for federal income taxes with regards to activities of CyrusOne Inc. and its subsidiary pass-through entities.
We have elected to designate two subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS may perform services for our tenants that would otherwise be considered impermissible for REITs. The income generated from these services is taxed at federal and state corporate rates. While CyrusOne Inc. and the operating partnership do not pay federal income taxes, we are still subject to foreign, state, and local income taxes in the locations in which we conduct business. Income tax expense was immaterial for the three months ended March 31, 2015 and 2014.
In conjunction with the Company’s tax sharing arrangement with CBI, CBI may be required to file Texas margin tax returns on a consolidated, combined or unitary basis with the Company for any given year.   If such return is prepared by CBI on a combined or consolidated basis to include the Company, the related Texas margin tax of the Company will be paid by CBI. The Company will then reimburse CBI for its portion of the related Texas margin tax. The Texas margin tax payable was $0.7 million as of March 31, 2015 and $1.7 million as of December 31, 2014. Effective June 26, 2014, CBI’s ownership percentage in the operating partnership was reduced to below 50 percent. As a result, the Company will file its own Texas margin tax return and therefore, reimbursements to CBI by the Company will no longer be necessary.
For certain entities we calculate deferred tax assets and liabilities for temporary differences in the basis between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Deferred tax assets (net of valuation allowance) and liabilities were accrued, as necessary, for the periods ended March 31, 2015 and December 31, 2014. As of March 31, 2015 and December 31, 2014, the net domestic and foreign deferred tax assets were zero.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

14. Guarantors
CyrusOne Inc.
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the “Issuers”), had $374.8 million aggregate principal amount of senior notes outstanding at March 31, 2015. The senior notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (“Parent Guarantor”), CyrusOne GP (“General Partner”), and CyrusOne LP’s 100% owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc. and CyrusOne Foreign Holdings LLC (such subsidiaries, together the “Guarantors”). None of the subsidiaries organized outside of the United States (collectively, the “Non-Guarantors”) guarantee the senior notes. Subject to the provisions of the indenture governing the senior notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

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
The following provides information regarding the entity structure of each guarantor of the senior notes:
CyrusOne Inc. – CyrusOne Inc. was formed on July 31, 2012. As of January 23, 2013, CyrusOne Inc. was a wholly-owned subsidiary of CBI. Effective January 24, 2013, CyrusOne Inc. completed its IPO of common stock for net proceeds of $337.1 million, and together with the General Partner, purchased a 33.9% ownership interest in CyrusOne LP. CyrusOne Inc. is a guarantor or Parent Guarantor and became a separate registrant with the SEC upon completion of its IPO.
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
Guarantors – The guarantors include CyrusOne LLC, CyrusOne TRS Inc., and CyrusOne Foreign Holdings LLC. CyrusOne LLC accounts for all of the domestic operations of CyrusOne LP, including the businesses that composed the Predecessor operations. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly owns 100% of the Non-Guarantors. As of March 31, 2015, CyrusOne TRS Inc. had not incurred any obligations or recorded any material transactions for the three months ended March 31, 2015 and 2014.
As of March 31, 2015, the Non-Guarantors consist of 100% owned subsidiaries, which conduct operations in the United Kingdom and Singapore.
The following schedules present the balance sheets as of March 31, 2015 and December 31, 2014, and the statements of operations and the statements of cash flows for the three months ended March 31, 2015 and March 31, 2014 for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors.
(1) - For the three months ended March 31, 2014, the Company revised its Guarantor Condensed Consolidated Balance Sheets, Condensed Consolidating Statements of Income, and Condensed Consolidating Statements of Cash Flows to correct an immaterial error in the prior periods. Previously, the Investment in Subsidiaries and Equity Loss related to Investment in Subsidiaries reported by the Parent Guarantors included amounts related to noncontrolling interests. Those noncontrolling interest amounts are now reported in the Eliminations/Consolidations column. The impact of those changes was to (a) reduce the equity loss related to investment in subsidiaries and noncontrolling interest in net loss for the Parent Guarantor by $0.5 million for the period ended March 31, 2014; and (b) reduce the dividends paid by the Parent Guarantor by $6.8 million in the Statement of Cash Flows for the period ended March 31, 2014. These errors had no effect on the consolidated financials of either CyrusOne Inc. or CyrusOne LP and is not material to the consolidated financial statements taken as a whole.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Balance Sheets

	As of March 31, 2015
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$93.0	$—	$—	$93.0
Buildings and improvements	—	—	—	—	780.9	39.9	—	820.8
Equipment	—	—	—	—	379.7	0.8	2.2	382.7
Construction in progress	—	—	—	—	120.3	—	0.7	121.0
Subtotal	—	—	—	—	1,373.9	40.7	2.9	1,417.5
Accumulated depreciation	—	—	—	—	(342.4)	(7.7)	—	(350.1)
Net investment in real estate	—	—	—	—	1,031.5	33.0	2.9	1,067.4
Cash and cash equivalents	—	—	—	—	22.0	4.0	—	26.0
Investment in subsidiaries	443.3	6.9	721.7	—	2.6	—	(1,174.5)	—
Rent and other receivables	—	—	—	—	52.5	1.4	—	53.9
Intercompany receivable	—	—	662.9	—	—	—	(662.9)	—
Goodwill	—	—	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	—	—	65.3	—	—	65.3
Due from affiliates	—	—	—	—	1.4	—	—	1.4
Other assets	—	—	14.8	—	68.5	3.1	—	86.4
Total assets	$443.3	$6.9	$1,399.4	$—	$1,520.0	$41.5	$(1,834.5)	$1,576.6
Accounts payable and accrued expenses	$—	$—	$22.9	$—	$43.7	$0.5	$—	$67.1
Deferred revenue	—	—	—	—	64.9	0.6	—	65.5
Intercompany payable	—	—	—	—	662.9	—	(662.9)	—
Due to affiliates	—	—	8.4	—	0.7	—	—	9.1
Capital lease obligations	—	—	—	—	5.8	6.8	—	12.6
Long-term debt	—	—	679.8	—	—	—	—	679.8
Other financing arrangements	—	—	—	—	20.3	31.0	—	51.3
Total liabilities	—	—	711.1	—	798.3	38.9	(662.9)	885.4
Total shareholders' equity	443.3	6.9	688.3	—	721.7	2.6	(1,416.6)	446.2
Noncontrolling interest	—	—	—	—	—	—	245.0	245.0
Total equity	443.3	6.9	688.3	—	721.7	2.6	(1,171.6)	691.2
Total liabilities and equity	$443.3	$6.9	$1,399.4	$—	$1,520.0	$41.5	$(1,834.5)	$1,576.6

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

	As of December 31, 2014
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$89.7	$—	$—	$89.7
Buildings and improvements	—	—	—	—	770.9	41.7	—	812.6
Equipment	—	—	—	—	348.3	0.8	—	349.1
Construction in progress	—	—	—	—	124.8	—	2.2	127.0
Subtotal	—	—	—	—	1,333.7	42.5	2.2	1,378.4
Accumulated depreciation	—	—	—	—	(319.7)	(7.3)	—	(327.0)
Net investment in real estate	—	—	—	—	1,014.0	35.2	2.2	1,051.4
Cash and cash equivalents	—	—	—	—	33.5	3.0	—	36.5
Investment in subsidiaries	458.5	7.1	734.3	—	3.6	—	(1,203.5)	—
Rent and other receivables	—	—	—	—	57.9	3.0	—	60.9
Intercompany receivable	—	—	642.9	—	—	—	(642.9)	—
Goodwill	—	—	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	—	—	68.9	—	—	68.9
Due from affiliates	—	—	—	—	0.8	—	—	0.8
Other assets	—	—	15.5	—	73.1	3.2	—	91.8
Total assets	$458.5	$7.1	$1,392.7	$—	$1,528.0	$44.4	$(1,844.2)	$1,586.5
Accounts payable and accrued expenses	$—	$—	$12.5	$—	$56.9	$0.5	$—	$69.9
Deferred revenue	—	—	—	—	65.1	0.6	—	65.7
Intercompany payable	—	—	—	—	642.9	—	(642.9)	—
Due to affiliates	—	—	5.6	—	1.7	—	—	7.3
Capital lease obligations	—	—	—	—	6.2	7.2	—	13.4
Long-term debt	—	—	659.8	—	—	—	—	659.8
Other financing arrangements	—	—	—	—	20.9	32.5	—	53.4
Total liabilities	—	—	677.9	—	793.7	40.8	(642.9)	869.5
Total shareholders' equity	458.5	7.1	714.8	—	734.3	3.6	(1,457.6)	460.7
Noncontrolling interest	—	—	—	—	—	—	256.3	256.3
Total equity	458.5	7.1	714.8	—	734.3	3.6	(1,201.3)	717.0
Total liabilities and equity	$458.5	$7.1	$1,392.7	$—	$1,528.0	$44.4	$(1,844.2)	$1,586.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2015
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/ Consolidations	Total
Revenue	$—	$—	$—	$—	$84.4	$1.3	$—	$85.7
Costs and expenses:
Property operating expenses	—	—	—	—	31.7	0.6	—	32.3
Sales and marketing	—	—	—	—	2.9	—	—	2.9
General and administrative	—	—	—	—	9.0	0.1	—	9.1
Depreciation and amortization	—	—	—	—	30.5	0.6	—	31.1
Transaction costs	—	—	—	—	0.1	—	—	0.1
Asset impairments	—	—	—	—	8.6	—	—	8.6
Total costs and expenses	—	—	—	—	82.8	1.3	—	84.1
Operating income	—	—	—	—	1.6	—	—	1.6
Interest expense	—	—	8.3	—	—	0.8	(0.7)	8.4
Income (loss) before income taxes	—	—	(8.3)	—	1.6	(0.8)	0.7	(6.8)
Income tax expense	—	—	—	—	(0.4)	—	—	(0.4)
Equity earnings (loss) related to investment in subsidiaries	(5.0)	(0.1)	0.4	—	(0.8)	—	5.5	—
Net income (loss)	(5.0)	(0.1)	(7.9)	—	0.4	(0.8)	6.2	(7.2)
Noncontrolling interest in net loss	—	—	—	—	—	—	(2.9)	(2.9)
Net income (loss) attributed to common shareholders	$(5.0)	$(0.1)	$(7.9)	$—	$0.4	$(0.8)	$9.1	$(4.3)

	Three Months Ended March 31, 2014
(amounts in millions)	Parent Guarantor (1)	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations(1)	Total
Revenue	$—	$—	$—	$—	$76.2	$1.3	$—	$77.5
Costs and expenses:
Property operating expenses	—	—	—	—	27.1	0.6	—	27.7
Sales and marketing	—	—	—	—	3.0	—	—	3.0
General and administrative	—	—	—	—	7.2	0.1	—	7.3
Depreciation and amortization	—	—	—	—	26.8	0.8	—	27.6
Transaction costs	—	—	—	—	0.1	—	—	0.1
Total costs and expenses	—	—	—	—	64.2	1.5	—	65.7
Operating income (loss)	—	—	—	—	12.0	(0.2)	—	11.8
Interest expense	—	—	9.6	—	0.2	0.9	—	10.7
Income (loss) before income taxes	—	—	(9.6)	—	11.8	(1.1)	—	1.1
Income tax expense	—	—	—	—	(0.4)	—	—	(0.4)
Equity earnings (loss) related to investment in subsidiaries	0.2	—	10.3	—	(1.1)	—	(9.4)	—
Net income (loss)	0.2	—	0.7	—	10.3	(1.1)	(9.4)	0.7
Noncontrolling interest in net income	—	—	—	—	—	—	0.5	0.5
Net income (loss) attributed to common shareholders	$0.2	$—	$0.7	$—	$10.3	$(1.1)	$(9.9)	$0.2

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2015
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Cash flows from operating activities:
Net (loss) income	$(5.0)	$(0.1)	(7.9)	$—	$0.4	$(0.8)	$6.2	$(7.2)
Equity income (loss) related to investment in subsidiaries	5.0	0.1	(0.4)	—	0.8	—	(5.5)	—
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	—	30.5	0.6	—	31.1
Noncash interest expense	—	—	0.7	—	—	—	—	0.7
Stock-based compensation expense	—	—	—	—	3.0	—	—	3.0
Asset impairments	—	—	—	—	8.6	—	—	8.6
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	—	—	0.1	1.7	—	1.8
Accounts payable and accrued expenses	—	—	10.4	—	(13.3)	—	—	(2.9)
Deferred revenues	—	—	—	—	(0.2)	—	—	(0.2)
Due to affiliates	—	—	—	—	(1.6)	—	—	(1.6)
Net cash (used in) provided by operating activities	—	—	2.8	—	28.3	1.5	0.7	33.3
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	—	—	(17.3)	—	—	(17.3)
Capital expenditures - other development	—	—	—	—	(31.8)	(0.1)	—	(31.9)
Intercompany advances	—	—	—	—	—	—	—	—
Intercompany borrowings	—	—	(20.0)	—	—	—	20.0	—
Return of investment	7.9	—	10.7	—	3.7	(0.2)	(22.1)	—
Net cash provided by (used in) investing activities	7.9	—	(9.3)	—	(45.4)	(0.3)	(2.1)	(49.2)
Cash flows from financing activities:
Dividends paid	(7.9)	—	(13.5)	—	(13.5)	—	21.4	(13.5)
Intercompany borrowings	—	—	—	—	20.0	—	(20.0)	—
Borrowings from revolving credit agreement	—	—	20.0	—	—	—	—	20.0
Payments on capital leases and other financing arrangements	—	—	—	—	(0.9)	(0.2)	—	(1.1)
Net cash (used in) provided by financing activities	(7.9)	—	6.5	—	5.6	(0.2)	1.4	5.4
Net increase (decrease) in cash and cash equivalents	—	—	—	—	(11.5)	1.0	—	(10.5)
Cash and cash equivalents at beginning of period	—	—	—	—	33.5	3.0	—	36.5
Cash and cash equivalents at end of period	$—	$—	$—	$—	$22.0	$4.0	$—	$26.0

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

	Three Months Ended March 31, 2014
(amounts in millions)	Parent Guarantor (1)	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations(1)	Total
Cash flows from operating activities:
Net (loss) income	$0.2	$—	$0.7	$—	$10.3	$(1.1)	$(9.4)	$0.7
Equity income (loss) related to investment in subsidiaries	(0.2)	—	(10.3)	—	1.1	—	9.4	—
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	—	26.8	0.8	—	27.6
Noncash interest expense	—	—	0.9	—	—	—	—	0.9
Stock-based compensation expense	—	—	—	—	2.2	—	—	2.2
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	—	—	(6.1)	(0.6)	—	(6.7)
Accounts payable and accrued expenses	—	—	8.4	—	(4.1)	0.1	—	4.4
Deferred revenues	—	—	—	—	8.9	—	—	8.9
Due to affiliates	—	—	—	—	(0.1)	—	—	(0.1)
Net cash provided by (used in) operating activities	—	—	(0.3)	—	39.0	(0.8)	—	37.9
Cash flows from investing activities:
Capital expenditures - other development	—	—	—	—	(49.6)	(0.1)	—	(49.7)
Intercompany advances, net	—	—	—	—	0.1	(0.1)	—	—
Return of investment	3.6	—	10.7	—	(0.3)	—	(14.0)	—
Net cash used in investing activities	3.6	—	10.7	—	(49.8)	(0.2)	(14.0)	(49.7)
Cash flows from financing activities:
Dividends paid	(3.6)	—	(10.4)	—	(10.4)	—	14.0	(10.4)
Payments on capital leases and other financing arrangements	—	—	—	—	(1.4)	—	—	(1.4)
Net cash provided by financing activities	(3.6)	—	(10.4)	—	(11.8)	—	14.0	(11.8)
Net (decrease) increase in cash and cash equivalents	—	—	—	—	(22.6)	(1.0)	—	(23.6)
Cash and cash equivalents at beginning of period	—	—	—	—	146.8	2.0	—	148.8
Cash and cash equivalents at end of period	$—	$—	$—	$—	$124.2	$1.0	$—	$125.2

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

CyrusOne LP
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the “Issuers”), had $374.8 million aggregate principal amount of senior notes outstanding at March 31, 2015. The senior notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (“Parent Guarantor”), CyrusOne GP (“General Partner”), and CyrusOne LP’s 100% owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc. and CyrusOne Foreign Holdings LLC (such subsidiaries, together the “Guarantors”). None of the subsidiaries organized outside of the United States (collectively, the “Non-Guarantors”) guarantee the senior notes. Subject to the provisions of the indenture governing the senior notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

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

The following provides information regarding the entity structure of each guarantor of the senior notes:
CyrusOne Inc. – CyrusOne Inc. was formed on July 31, 2012. As of January 23, 2013, CyrusOne Inc. was a wholly-owned subsidiary of CBI. Effective January 24, 2013, CyrusOne Inc. completed its IPO of common stock for net proceeds of $337.1 million, and together with the General Partner, purchased a 33.9% ownership interest in CyrusOne LP. CyrusOne Inc. is a guarantor or Parent Guarantor and became a separate registrant with the SEC upon completion of its IPO.
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
Guarantors – The guarantors include CyrusOne LLC, CyrusOne TRS Inc., and CyrusOne Foreign Holdings LLC. CyrusOne LLC accounts for all of the domestic operations of CyrusOne LP, including the businesses that composed the Predecessor operations. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly owns 100% of the Non-Guarantors. As of March 31, 2015, CyrusOne TRS Inc. had not incurred any obligations or recorded any material transactions for the three months ended March 31, 2015 and 2014.
As of March 31, 2015, the Non-Guarantors consist of 100% owned subsidiaries, which conduct operations in the United Kingdom and Singapore.
The following schedules present the balance sheets as of March 31, 2015 and December 31, 2014, and the statements of operations and the statements of cash flows for the three months ended March 31, 2015 and March 31, 2014 for the LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Balance Sheets

	As of March 31, 2015
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$93.0	$—	$—	$93.0
Buildings and improvements	—	—	780.9	39.9	—	820.8
Equipment	—	—	379.7	0.8	2.2	382.7
Construction in progress	—	—	120.3	—	0.7	121.0
Subtotal	—	—	1,373.9	40.7	2.9	1,417.5
Accumulated depreciation	—	—	(342.4)	(7.7)	—	(350.1)
Net investment in real estate	—	—	1,031.5	33.0	2.9	1,067.4
Cash and cash equivalents	—	—	22.0	4.0	—	26.0
Investment in subsidiaries	721.7	—	2.6	—	(724.3)	—
Rent and other receivables	—	—	52.5	1.4	—	53.9
Intercompany receivable	662.9	—	—	—	(662.9)	—
Goodwill	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	65.3	—	—	65.3
Due from affiliates	—	—	1.4	—	—	1.4
Other assets	14.8	—	68.5	3.1	—	86.4
Total assets	$1,399.4	$—	$1,520.0	$41.5	$(1,384.3)	$1,576.6
Accounts payable and accrued expenses	$22.9	$—	$43.7	$0.5	$—	$67.1
Deferred revenue	—	—	64.9	0.6	—	65.5
Intercompany payable	—	—	662.9	—	(662.9)	—
Due to affiliates	8.4	—	0.7	—	—	9.1
Capital lease obligations	—	—	5.8	6.8	—	12.6
Long-term debt	679.8	—	—	—	—	679.8
Other financing arrangements	—	—	20.3	31.0	—	51.3
Total liabilities	711.1	—	798.3	38.9	(662.9)	885.4
Total partnership capital	688.3	—	721.7	2.6	(721.4)	691.2
Total liabilities and partnership capital	$1,399.4	$—	$1,520.0	$41.5	$(1,384.3)	$1,576.6

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

	As of December 31, 2014
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$89.7	$—	$—	$89.7
Buildings and improvements	—	—	770.9	41.7	—	812.6
Equipment	—	—	348.3	0.8	—	349.1
Construction in progress	—	—	124.8	—	2.2	127.0
Subtotal	—	—	1,333.7	42.5	2.2	1,378.4
Accumulated depreciation	—	—	(319.7)	(7.3)	—	(327.0)
Net investment in real estate	—	—	1,014.0	35.2	2.2	1,051.4
Cash and cash equivalents	—	—	33.5	3.0	—	36.5
Investment in subsidiaries	734.3	—	3.6	—	(737.9)	—
Rent and other receivables	—	—	57.9	3.0	—	60.9
Intercompany receivable	642.9	—	—	—	(642.9)	—
Goodwill	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	68.9	—	—	68.9
Due from affiliates	—	—	0.8	—	—	0.8
Other assets	15.5	—	73.1	3.2	—	91.8
Total assets	$1,392.7	$—	$1,528.0	$44.4	$(1,378.6)	$1,586.5
Accounts payable and accrued expenses	$12.5	$—	$56.9	$0.5	$—	$69.9
Deferred revenue	—	—	65.1	0.6	—	65.7
Intercompany payable	—	—	642.9	—	(642.9)	—
Due to affiliates	5.6	—	1.7	—	—	7.3
Capital lease obligations	—	—	6.2	7.2	—	13.4
Long-term debt	659.8	—	—	—	—	659.8
Other financing arrangements	—	—	20.9	32.5	—	53.4
Total liabilities	677.9	—	793.7	40.8	(642.9)	869.5
Total partnership capital	714.8	—	734.3	3.6	(735.7)	717.0
Total liabilities and partnership capital	$1,392.7	$—	$1,528.0	$44.4	$(1,378.6)	$1,586.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2015
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/ Consolidations	Total
Revenue	$—	$—	$84.4	$1.3	$—	$85.7
Costs and expenses:
Property operating expenses	—	—	31.7	0.6	—	32.3
Sales and marketing	—	—	2.9	—	—	2.9
General and administrative	—	—	9.0	0.1	—	9.1
Depreciation and amortization	—	—	30.5	0.6	—	31.1
Transaction costs	—	—	0.1	—	—	0.1
Asset impairments	—	—	8.6	—	—	8.6
Total costs and expenses	—	—	82.8	1.3	—	84.1
Operating income	—	—	1.6	—	—	1.6
Interest expense	8.3	—	—	0.8	(0.7)	8.4
Income (loss) before income taxes	(8.3)	—	1.6	(0.8)	0.7	(6.8)
Income tax expense	—	—	(0.4)	—	—	(0.4)
Partnership earnings (loss) related to investment in subsidiaries	0.4	—	(0.8)	—	0.4	—
Net income (loss)	$(7.9)	$—	$0.4	$(0.8)	$1.1	$(7.2)

	Three Months Ended March 31, 2014
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations(1)	Total
Revenue	$—	$—	$76.2	$1.3	$—	$77.5
Costs and expenses:
Property operating expenses	—	—	27.1	0.6	—	27.7
Sales and marketing	—	—	3.0	—	—	3.0
General and administrative	—	—	7.2	0.1	—	7.3
Depreciation and amortization	—	—	26.8	0.8	—	27.6
Transaction costs	—	—	0.1	—	—	0.1
Total costs and expenses	—	—	64.2	1.5	—	65.7
Operating income (loss)	—	—	12.0	(0.2)	—	11.8
Interest expense	9.6	—	0.2	0.9	—	10.7
Income (loss) before income taxes	(9.6)	—	11.8	(1.1)	—	1.1
Income tax expense	—	—	(0.4)	—	—	(0.4)
Partnership earnings (loss) related to investment in subsidiaries	10.3	—	(1.1)	—	(9.2)	—
Net income (loss)	$0.7	$—	$10.3	$(1.1)	$(9.2)	$0.7

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2015
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Cash flows from operating activities:
Net (loss) income	$(7.9)	$—	$0.4	$(0.8)	$1.1	$(7.2)
Partnership income (loss) related to investment in subsidiaries	(0.4)	—	0.8	—	(0.4)	—
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	30.5	0.6	—	31.1
Noncash interest expense	0.7	—	—	—	—	0.7
Stock-based compensation expense	—	—	3.0	—	—	3.0
Asset impairment	—	—	8.6	—	—	8.6
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	0.1	1.7	—	1.8
Accounts payable and accrued expenses	10.4	—	(13.3)	—	—	(2.9)
Deferred revenues	—	—	(0.2)	—	—	(0.2)
Due to affiliates	—	—	(1.6)	—	—	(1.6)
Net cash (used in) provided by operating activities	2.8	—	28.3	1.5	0.7	33.3
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	(17.3)	—	—	(17.3)
Capital expenditures - other development	—	—	(31.8)	(0.1)	—	(31.9)
Intercompany advances	(20.0)	—	—	—	20.0	—
Return of investment	10.7	—	3.7	(0.2)	(14.2)	—
Net cash provided by (used in) investing activities	(9.3)	—	(45.4)	(0.3)	5.8	(49.2)
Cash flows from financing activities:
Distributions paid	(13.5)	—	(13.5)	—	13.5	(13.5)
Intercompany borrowings	—	—	20.0	—	(20.0)	—
Intercompany borrowings	20.0	—	—	—	—	20.0
Payments on capital leases and other financing arrangements	—	—	(0.9)	(0.2)	—	(1.1)
Cash to cover taxes on vesting of shares	—	—	—	—	—	—
Net cash (used in) provided by financing activities	6.5	—	5.6	(0.2)	(6.5)	5.4
Net increase (decrease) in cash and cash equivalents	—	—	(11.5)	1.0	—	(10.5)
Cash and cash equivalents at beginning of period	—	—	33.5	3.0	—	36.5
Cash and cash equivalents at end of period	$—	$—	$22.0	$4.0	$—	$26.0

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

	Three Months Ended March 31, 2014
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations(1)	Total
Cash flows from operating activities:
Net (loss) income	$0.7	$—	$10.3	$(1.1)	$(9.2)	$0.7
Partnership income (loss) related to investment in subsidiaries	(10.3)	—	1.1	—	9.2	—
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	26.8	0.8	—	27.6
Noncash interest expense	0.9	—	—	—	—	0.9
Stock-based compensation expense	—	—	2.2	—	—	2.2
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	(6.1)	(0.6)	—	(6.7)
Accounts payable and accrued expenses	8.4	—	(4.1)	0.1	—	4.4
Deferred revenues	—	—	8.9	—	—	8.9
Due to affiliates	—	—	(0.1)	—	—	(0.1)
Net cash provided by (used in) operating activities	(0.3)	—	39.0	(0.8)	—	37.9
Cash flows from investing activities:
Capital expenditures - other development	—	—	(49.6)	(0.1)	—	(49.7)
Intercompany advances, net	—	—	0.1	(0.1)	—	—
Return of investment	10.7	—	(0.3)	—	(10.4)	—
Net cash used in investing activities	10.7	—	(49.8)	(0.2)	(10.4)	(49.7)
Cash flows from financing activities:
Distributions paid	(10.4)	—	(10.4)	—	10.4	(10.4)
Payments on capital leases and other financing arrangements	—	—	(1.4)	—	—	(1.4)
Net cash provided by financing activities	(10.4)	—	(11.8)	—	10.4	(11.8)
Net (decrease) increase in cash and cash equivalents	—	—	(22.6)	(1.0)	—	(23.6)
Cash and cash equivalents at beginning of period	—	—	146.8	2.0	—	148.8
Cash and cash equivalents at end of period	$—	$—	$124.2	$1.0	$—	$125.2

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

15. Subsequent Events
On April 4, 2015, CyrusOne Inc. completed a public offering of 14.3 million shares of its common stock, including 1.9 million shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $31.12 per share, or $443.8 million. CyrusOne Inc. used the proceeds of $426.0 million, net of underwriting costs of $17.8 million, to acquire 14.3 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI. Following the completion of the public offering, CBI owned approximately 21.7% of CyrusOne through its 2.9% interest in the outstanding shares of common stock of Cyrusone Inc. and its 18.8% interest in the common units of the limited partnership interest of CyrusOne LP.
On April 28, 2015, CyrusOne LP entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the operating partnership, Jupiter Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the operating partnership (“Merger Sub”), Cervalis Holdings LLC, a Delaware limited liability company (the “Cervalis”), and LDG Holdings LLC as representative for the sellers. The Merger Agreement provides for the acquisition of Cervalis by the Operating Partnership pursuant to the merger of Merger Sub with and into Cervalis, with Cervalis as the surviving corporation (the “Merger”). Upon completion of the Merger, Cervalis will be an indirect, wholly-owned subsidiary of the Company. As a result of the Merger, the Company will acquire four data center facilities and two work area recovery facilities serving the New York metropolitan area. CyrusOne Inc. will acquire Cervalis for approximately $400 million, excluding transaction-related expenses, in an all cash transaction. Simultaneously, CyrusOne Inc. has obtained financing commitments from KeyBank and intends to finance the acquisition in a manner that takes into consideration balance sheet flexibility, credit ratings impact and accretion to shareholders. The transaction is expected to close in the next 45 to 60 days, subject to the fulfillment of customary closing conditions.

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
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the United States Securities and Exchange Commission, or SEC, pursuant to the Exchange Act. We discussed a number of material risks in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014. Those risks continue to be relevant to our performance and financial condition. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview
Our Company. We are an owner, operator and developer of enterprise-class, carrier-neutral multi-tenant data center properties. Our enterprise-class, carrier-neutral, multi-tenant data centers are purpose-built facilities with redundant power, cooling and access to a range of telecommunications carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology (“IT”) infrastructure for 679 customers in 27 data centers in 11 distinct markets (9 cities in the U.S., London and Singapore). We provide twenty-four hours-a-day, seven-days-a-week security guard monitoring with customizable security features.
We provide mission-critical data center facilities that protect and ensure the continued operation of IT infrastructure for our customers. Our goal is to be the preferred global data center provider to the Fortune 1000. As of March 31, 2015, our customers included nine of the Fortune 20 and 146 of the Fortune 1000 or private or foreign enterprises of equivalent size. These 146 Fortune 1000 customers or private or foreign enterprises of equivalent size provided 74% of our annualized rent as of March 31, 2015. Additionally, as of March 31, 2015, our top 10 customers represented 40% of our annualized rent.
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
Our Portfolio. As of March 31, 2015, our property portfolio included 27 data centers in 11 distinct markets (9 cities in the U.S., London and Singapore) collectively providing approximately 2,340,000 net rentable square feet ("NRSF"), of which 85% was leased, and powered by approximately 204 MW of available UPS capacity. We own 17 of the buildings in which our data center facilities are located. We lease the remaining 10 buildings, which account for approximately 360,000 NRSF, or approximately 15% of our total operating NRSF. These leased buildings accounted for 20% of our total annualized rent as of March 31, 2015. We also currently have 904,000 NRSF under development, as well as 499,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 195 acres of land that are available for future data center shell development. Along with our primary product offering, leasing of colocation space, our customers are increasingly interested in ancillary office and other space. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers.  The following tables provide an overview of our operating and development properties as of March 31, 2015.

CyrusOne Inc.
Data Center Portfolio
As of March 31, 2015
(Unaudited)

			Operating Net Rentable Square Feet (NRSF)(a)							Powered Shell Available for Future Development (NRSF)(j)	Available UPS Capacity (MW)(k)
Facilities	Metro Area	Annualized Rent(b)	Colocation Space (CSF)(c)	CSF Leased(d)	CSF Utilized(e)	Office & Other(f)	Office & Other Leased (g)	Supporting Infrastructure (h)	Total(i)
Westway Park Blvd., Houston, TX (Houston West 1)	Houston	$56,452,442	112,133	96%	96%	10,563	98%	36,756	159,452	3,000	28
West Seventh St., Cincinnati, OH (7th Street)***	Cincinnati	38,151,863	212,664	93%	94%	5,744	100%	171,561	389,969	37,000	13
S. State Highway 121 Business Lewisville, TX (Lewisville)*	Dallas	34,874,104	108,687	96%	96%	11,374	97%	59,345	179,406	—	18
W. Frankford, Carrollton, TX (Frankford)	Dallas	27,115,401	170,627	84%	86%	25,435	84%	69,464	265,526	272,000	18
Southwest Fwy., Houston, TX (Galleria)	Houston	26,676,013	63,469	76%	76%	23,259	51%	24,927	111,655	—	14
Kingsview Dr., Lebanon, OH (Lebanon)	Cincinnati	19,865,984	65,303	76%	87%	44,886	72%	52,950	163,139	65,000	14
South Ellis Street Chandler, AZ (Phoenix 1)	Phoenix	19,751,706	77,504	96%	97%	34,501	11%	39,129	151,134	31,000	27
Westover Hills Blvd, San Antonio, TX (San Antonio 1)	San Antonio	18,401,018	43,843	100%	100%	5,989	83%	45,606	95,438	11,000	12
Industrial Rd., Florence, KY (Florence)	Cincinnati	14,958,513	52,698	100%	100%	46,848	87%	40,374	139,920	—	9
Westway Park Blvd., Houston, TX (Houston West 2)	Houston	13,286,621	79,492	70%	79%	3,355	62%	55,018	137,865	12,000	12
Metropolis Dr., Austin, TX (Austin 2)	Austin	11,144,269	43,772	88%	91%	708	100%	22,867	67,347	—	5
Knightsbridge Dr., Hamilton, OH (Hamilton)*	Cincinnati	9,722,776	46,565	77%	78%	1,077	100%	35,336	82,978	—	10
South Ellis Street Chandler, AZ (Phoenix 2)	Phoenix	6,005,806	36,522	100%	100%	5,540	36%	20,784	62,846	4,000	6
Parkway Dr., Mason, OH (Mason)	Cincinnati	5,983,589	34,072	100%	100%	26,458	98%	17,193	77,723	—	4
E. Ben White Blvd., Austin, TX (Austin 1)****	Austin	5,851,932	16,223	87%	87%	21,476	100%	7,517	45,216	—	2
Midway Rd., Carrollton, TX (Midway)**	Dallas	5,408,662	8,390	100%	100%	—	—%	—	8,390	—	1
Kestral Way (London)**	London	4,698,021	10,000	99%	99%	—	—%	—	10,000	—	1
Springer St., Lombard, IL (Lombard)	Chicago	2,266,276	13,516	70%	70%	4,115	100%	12,230	29,861	29,000	3
Marsh Lane, Carrollton, TX (Marsh Ln)**	Dallas	2,247,795	4,245	100%	100%	—	—%	—	4,245	—	1
Goldcoast Dr., Cincinnati, OH (Goldcoast)	Cincinnati	1,480,977	2,728	100%	100%	5,280	100%	16,481	24,489	14,000	1
Bryan St., Dallas, TX (Bryan St)**	Dallas	863,855	3,020	51%	51%	—	—%	—	3,020	—	1
Westway Park Blvd., Houston, TX (Houston West 3)	Houston	835,008	—	—%	—%	8,564	100%	5,304	13,868	—	—
McAuley Place, Blue Ash, OH (Blue Ash)*	Cincinnati	494,852	6,193	39%	39%	6,950	100%	2,166	15,309	—	1
E. Monroe St., South Bend, IN (Monroe St.)	South Bend	425,827	6,350	24%	24%	—	—%	6,478	12,828	4,000	1
Crescent Circle, South Bend, IN (Blackthorn)*	South Bend	404,465	3,432	32%	32%	—	—%	5,125	8,557	11,000	1
Jurong East (Singapore)**	Singapore	295,479	3,200	19%	19%	—	—%	—	3,200	—	1
Ridgetop Circle, Sterling, VA (Northern Virginia)	Sterling	4,955	37,461	48%	71%	1,160	100%	38,047	76,668	6,000	6
Total		$327,668,209	1,262,109	87%	89%	293,282	76%	784,658	2,340,049	499,000	204

*	Indicates properties in which we hold a leasehold interest in the building shell and land. All data center infrastructure has been constructed by us and owned by us.

**	Indicates properties in which we hold a leasehold interest in the building shell, land, and all data center infrastructure.

***	The information provided for the West Seventh Street (7th St.) property includes data for two facilities, one of which we lease and one of which we own.

****	We recognized an impairment of $8.6 million related to the exit of Austin 1, which is a leased facility. The effective date of our lease termination is March 31, 2016.

(a)	Represents the total square feet of a building under lease or available for lease based on engineers' drawings and estimates but does not include space held for development or space used by CyrusOne.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of March 31, 2015, multiplied by 12. For the month of March 2015, customer reimbursements were $38.4 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From April 1, 2013 through March 31, 2015, customer reimbursements under leases with separately metered power constituted between 8.9% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of March 31, 2015 was $339.3 million. Our annualized effective rent was greater than our annualized rent as of March 31, 2015 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(c)	CSF represents the NRSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.

(d)
Percent leased is determined based on CSF being billed to customers under signed leases as of March 31, 2015 divided by total CSF. Leases signed but not commenced as of March 31, 2015 are not included.

(e)	Utilization is calculated by dividing CSF under signed leases for colocation space (whether or not the customer has occupied the space) by total CSF.

(f)	Represents the NRSF at an operating facility that is currently leased or readily available for lease as space other than CSF, which is typically office and other space.

(g)
Percent leased is determined based on Office & Other space being billed to customers under signed leases as of March 31, 2015 divided by total Office & Other space. Leases signed but not commenced as of March 31, 2015 are not included.

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

CyrusOne Inc.
NRSF Under Development
As of March 31, 2015
(Dollars in millions)
(Unaudited)

		NRSF Under Development(a)						Under Development Costs(b)
Facilities	Metropolitan Area	Colocation Space (CSF)	Office & Other	Supporting Infrastructure	Powered Shell(c)	Total	UPS MW Capacity (d)	Actual to Date(e)	Estimated Costs to Completion	Total
W. Frankford Road (Carrollton)	Dallas	56,000	—	18,000	—	74,000	3.0	$4	$14-18	$18-22
Westover Hills Blvd. (San Antonio 2)	San Antonio	30,000	20,000	25,000	49,000	124,000	3.0	27	13-16	40-43
Westway Park Blvd. (Houston West 3)	Houston	53,000	—	32,000	213,000	298,000	6.0	28	23-28	51-56
South Ellis Street, Chandler, AZ (Phoenix 2)	Phoenix	36,000	—	4,000	—	40,000	6.0	8	9-12	17-20
Phoenix 3	Phoenix	—	—	—	150,000	150,000	—	—	11-13	11-13
Metropolis Drive (Austin 3)	Austin	62,000	15,000	22,000	67,000	166,000	6.0	18	28-34	46-52
Ridgetop Circle (Sterling)	Northern Virginia	37,000	—	15,000	—	52,000	—	1	11-14	12-15
Total		274,000	35,000	116,000	479,000	904,000	24.0	$86	$109-135	$195-221

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

(e)	Capex-to-date is the cash investment as of March 31, 2015. There may be accruals above this amount for work completed, for which cash has not yet been paid.

Our portfolio is currently leased to 679 companies, many of which are leading global companies. The following table sets forth information regarding the 20 largest customers, including their affiliates, in our portfolio based on annualized rent as of March 31, 2015:

CyrusOne Inc.
Customer Diversification(a)
As of March 31, 2015
(Unaudited)

	Principal Customer Industry	Number of Locations	Annualized Rent(b)	Percentage of Portfolio Annualized Rent(c)	Weighted Average Remaining Lease Term in Months(d)
1	Telecommunications (CBI)(e)	8	$21,048,372	6.4%	22.4
2	Energy	1	20,799,601	6.3%	38.0
3	Telecommunication Services	2	15,429,296	4.7%	35.1
4	Information Technology	3	15,093,621	4.6%	39.2
5	Research and Consulting Services	3	14,066,854	4.3%	13.6
6	Energy	5	13,279,273	4.1%	5.0
7	Information Technology	1	11,326,320	3.5%	48.0
8	Information Technology	2	7,722,300	2.4%	27.4
9	Financials	6	7,325,238	2.2%	48.8
10	Financials	1	6,600,225	2.0%	62.0
11	Information Technology	1	6,355,511	1.9%	8.8
12	Information Technology	1	6,005,806	1.8%	116.0
13	Consumer Staples	1	5,444,645	1.7%	78.8
14	Energy	3	5,437,816	1.7%	15.9
15	Telecommunication Services	5	5,291,594	1.6%	49.0
16	Energy	1	4,847,630	1.5%	11.6
17	Information Technology	1	4,642,007	1.4%	71.0
18	Information Technology	3	4,003,252	1.2%	59.9
19	Energy	1	3,643,239	1.1%	14.3
20	Consumer Staples	1	3,491,218	1.1%	20.2
			$181,853,818	55.5%	35.5

(a)	Includes affiliates.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of March 31, 2015, multiplied by 12. For the month of March 2015, our total annualized rent was $327.7 million, and customer reimbursements were $38.4 million annualized, consisting of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From April 1, 2013 through March 31, 2015, customer reimbursements under leases with separately metered power constituted between 8.9% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of March 31, 2015 was $339.3 million. Our annualized effective rent was greater than our annualized rent as of March 31, 2015 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(c)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of March 31, 2015, which was approximately $327.7 million.

(d)
Weighted average based on customer’s percentage of total annualized rent expiring and is as of March 31, 2015, assuming that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.

(e)
Includes information for both Cincinnati Bell Technology Solutions (CBTS) and Cincinnati Bell Telephone and two customers that have contracts with CBTS. We expect the contracts for these two customers to be assigned to us, but the consents for such assignments have not yet been obtained. Excluding these customers, Cincinnati Bell Inc. and subsidiaries represented 2.4% of our annualized rent as of March 31, 2015.

Lease Distribution
The following table sets forth information relating to the distribution of customer leases in the properties in our portfolio, based on NRSF under lease as of March 31, 2015:

CyrusOne Inc.
Lease Distribution
As of March 31, 2015
(Unaudited)

NRSF Under Lease(a)	Number of Customers(b)	Percentage of All Customers	Total Leased NRSF(c)	Percentage of Portfolio Leased NRSF	Annualized Rent(d)	Percentage of Annualized Rent
0-999	494	74%	102,692	5%	$38,308,202	12%
1000-2499	63	9%	97,769	5%	20,957,374	6%
2500-4999	38	6%	137,832	7%	26,078,972	8%
5000-9999	25	4%	178,618	9%	49,151,326	15%
10000+	46	7%	1,465,288	74%	193,172,335	59%
Total	666	100%	1,982,199	100%	$327,668,209	100%

(a)	Represents all leases in our portfolio, including colocation, office and other leases.

(b)
Represents the number of customers occupying data center, office and other space as of March 31, 2015. This may vary from total customer count as some customers may be under contract, but have yet to occupy space.

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

(d)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of March 31, 2015, multiplied by 12. For the month of March 2015, our total annualized rent was $327.7 million, customer reimbursements were $38.4 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From April 1, 2013 through March 31, 2015, customer reimbursements under leases with separately metered power constituted between 8.9% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of March 31, 2015 was $339.3 million. Our annualized effective rent was greater than our annualized rent as of March 31, 2015 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

Lease Expiration

The following table sets forth a summary schedule of the customer lease expirations for leases in place as of March 31, 2015 plus available space, for the properties in our portfolio. Customers whose leases have been auto-renewed prior to March 31, 2015 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.
CyrusOne Inc.
Lease Expirations
As of March 31, 2015
(Unaudited)

Year(a)	Number of Leases Expiring(b)	Total Operating NRSF Expiring	Percentage of Total NRSF	Annualized Rent(c)	Percentage of Annualized Rent	Annualized Rent at Expiration(d)	Percentage of Annualized Rent at Expiration
Available		357,851	15%
Month-to-Month	254	45,355	2%	$6,518,452	2%	$6,580,707	2%
2015	568	290,600	12%	50,157,364	15%	50,242,161	14%
2016	676	290,720	13%	70,217,854	21%	71,393,797	21%
2017	788	331,224	14%	58,599,072	18%	59,843,206	17%
2018	359	268,948	12%	55,946,315	17%	59,566,902	17%
2019	193	262,752	11%	33,817,474	10%	38,906,417	11%
2020	99	221,361	10%	21,137,379	7%	25,463,320	7%
2021	114	77,377	3%	14,857,492	5%	16,519,056	5%
2022	6	33,286	1%	3,233,736	1%	3,509,436	1%
2023	45	59,279	3%	6,296,496	2%	8,257,455	2%
2024 - Thereafter	17	101,296	4%	6,886,575	2%	9,158,461	3%
Total	3,119	2,340,049	100%	$327,668,209	100%	$349,440,918	100%

(a)
Leases that were auto-renewed prior to March 31, 2015 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised.

(b)	Number of leases represents each agreement with a customer. A lease agreement could include multiple spaces and a customer could have multiple leases.

(c)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of March 31, 2015, multiplied by 12. For the month of March 2015, our total annualized rent was $327.7 million, customer reimbursements were $38.4 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From April 1, 2013 through March 31, 2015, customer reimbursements under leases with separately metered power constituted between 8.9% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of March 31, 2015 was $339.3 million. Our annualized effective rent was greater than our annualized rent as of March 31, 2015 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(d)	Represents the final monthly contractual rent under existing customer leases that had commenced as of March 31, 2015, multiplied by 12.

Results of Operations
Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014 :

	Three Months Ended March 31,
(amounts in millions, except per share data)	2015	2014	$ Change	% Change
Revenue	$85.7	$77.5	$8.2	11%
Costs and expenses:
Property operating expenses	32.3	27.7	4.6	17%
Sales and marketing	2.9	3.0	(0.1)	(3)%
General and administrative	9.1	7.3	1.8	25%
Depreciation and amortization	31.1	27.6	3.5	13%
Transaction costs	0.1	0.1	—	—%
Asset impairments	8.6	—	8.6	n/m
Total costs and expenses	84.1	65.7	18.4	28%
Operating income (loss)	1.6	11.8	(10.2)	(86)%
Interest expense	8.4	10.7	(2.3)	(21)%
Net (loss) income before income taxes	(6.8)	1.1	(7.9)	(718)%
Income tax expense	(0.4)	(0.4)	—	—%
Net (loss) income	(7.2)	0.7	(7.9)	(1,129)%
Noncontrolling interest in net (loss) income	(2.9)	0.5	(3.4)	(680)%
Net (loss) income attributed to common shareholders	$(4.3)	$0.2	$(4.5)	(2,250)%
Operating margin	1.9%	15.2%
Capital expenditures*:
Acquisitions of real estate	$17.3	—	17.3	n/m
Development of real estate	31.9	49.3	(17.4)	(35)%
Recurring real estate	—	0.4	(0.4)	(100)%
Total	$49.2	$49.7	$(0.5)	(1)%
Metrics information:
Colocation square feet*	1,262,000	1,131,000	131,000	12%
Utilization rate*	89%	89%	—%	—%
Loss per share - basic and diluted	$(0.12)	$—
Dividend declared per share	$0.315	$0.210

*	See “Key Operating Metrics” set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 for a definition of capital expenditures, CSF and utilization rate.

Revenue
Revenue for the three months ended March 31, 2015 was $85.7 million, an increase of $8.2 million, or 11%, compared to $77.5 million for the corresponding quarter in 2014. The increase for the three month period is primarily due to new customers and an increase in contractual monthly recurring revenue compared to the corresponding period in 2014. As of March 31, 2015, we had 146 Fortune 1000 customers or private or foreign enterprises of equivalent size, compared to 135 Fortune 1000 customers or private or foreign enterprises of equivalent size as of March 31, 2014. As of March 31, 2015, we had a total of 679 customers as compared to approximately 630 customers as of March 31, 2014.
Our capacity at March 31, 2015 was approximately 1,262,000 CSF, which is an increase of 12% from March 31, 2014. The utilization rate of our data center facilities was 89%, flat compared to the same period in 2014.
Recurring rent churn was 3.1% for the three months ended March 31, 2015, compared to 1.3% for the three months ended March 31, 2014.
Costs and Expenses
Property operating expenses—Property operating expenses for the three months ended March 31, 2015 were $32.3 million, an increase of $4.6 million, or 17%, compared to $27.7 million for the corresponding quarter in 2014. Electricity expense increased approximately $1.8 million due to an increase in demand for power from a growing customer base. In addition, we incurred lease exit costs of $0.8 million related to the termination of our Austin 1 facility. Interconnection costs increased $0.8 million driven by an increase in demand for this product and direct facility maintenance and repair costs increased $0.6 million as a result of a larger portfolio. Property taxes increased $0.3 million due to growth in our taxable asset base as a result of development activities.
Sales and marketing expenses—Sales and marketing expenses for the three months ended March 31, 2015 and March 31, 2014 were $2.9 million and $3.0 million, respectively.
General and administrative expenses—General and administrative expenses for the three months ended March 31, 2015 were $9.1 million, an increase of $1.8 million, or 25%, compared to $7.3 million for the corresponding quarter in 2014. The increase is primarily driven by an increase in payroll and employee related costs of $1.1 million, including $0.4 million attributable to the long-term incentive plan (LTIP), an increase in accounting and legal fees of $0.4 million and an increase in IT license support of $0.2 million.
Depreciation and amortization expense—Depreciation and amortization expense for the three months ended March 31, 2015 was $31.1 million, an increase of $3.5 million, or 13%, compared to $27.6 million for the corresponding quarter in 2014. The increase was driven by assets that were placed in service since March 31, 2014. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties and expand our existing data center facilities.
Asset impairments—For the three months ended March 31, 2015, we recognized an impairment of $8.6 million related to the exit of Austin 1, which is a leased facility. The effective date of our lease termination is March 31, 2016. There are various assets which we will no longer be able to use once we move out of the facility and contribute to the impairment taken as of March 31, 2015. There were no comparable expenses for the corresponding quarter in 2014.
Operating Income
For the three months ended March 31, 2015 operating income was $1.6 million, a decrease of $10.2 million, or 86%, compared to $11.8 million for the corresponding quarter in 2014. The decrease was driven by an $8.6 million impairment charge related to the planned exit of our Austin 1 facility lease and increases in property operating expenses of $4.6 million, depreciation and amortization of $3.5 million and general and administrative expenses of $1.8 million. Partially offsetting these higher costs was an increase in revenue of $8.2 million.
Non-Operating Expenses
Interest expense—Interest expense for the three months ended March 31, 2015 was $8.4 million, a decrease of $2.3 million, or 21%, as compared to $10.7 million for the corresponding quarter in 2014. Interest expense decreased as a result of a reduction in interest expense due to our bond repurchase program and an increase in capitalized interest, partially offset by the impact of borrowings under our revolving credit facility to fund development activities.
Income tax expense—Income tax expense was $0.4 million for the three months ended March 31, 2015 and 2014.
Capital Expenditures

Capital expenditures for the three months ended March 31, 2015 were $49.2 million, as compared to $49.7 million for the three months ended March 31, 2014. Our capital expenditures for 2015 relate primarily to the completion of additional square footage and power in our Phoenix 2, Houston West 3, and Northern Virginia data centers and the purchase of an additional powered shell in Austin's Met Center in February of 2015 of 166,000 square feet of shell.

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
On October 9, 2014, CyrusOne LP entered into a new credit agreement which provides for a $450 million senior unsecured revolving credit facility to replace CyrusOne LP's former $225 million secured credit facility, and a $150 million senior unsecured term loan. The revolving credit facility is scheduled to mature in October 2018 and includes a one-year extension option, which if exercised by CyrusOne LP would extend the maturity date to October 2019. The term loan is scheduled to mature in October 2019. The revolving credit facility currently bears interest at a rate per annum equal to LIBOR plus 1.70% and the term loan currently bears interest at a rate per annum equal to LIBOR plus 1.65%. The credit agreement governing the revolving credit facility and the term loan contains an accordion feature that allows CyrusOne LP to increase the aggregate commitment by up to $300 million. As of March 31, 2015, we had the ability to borrow an additional $295.0 million on the revolving credit facility.
As of March 31, 2015, and December 31, 2014, we had $26.0 million and $36.5 million, respectively, of cash and cash equivalents.
On April 4, 2015, CyrusOne Inc. completed a public offering of 14.3 million shares of its common stock, including 1.9 million shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $31.12 per share, or $443.8 million. CyrusOne Inc. used the proceeds of $426.0 million, net of underwriting costs of $17.8 million, to acquire 14.3 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI.
Short-term Liquidity
Our short-term liquidity requirements primarily consist of operating expenses, dividend payments and capital expenditures composed primarily of acquisition and development costs for data center properties. For the three months ended March 31, 2015, our capital expenditures were $49.2 million. Our capital expenditures are largely discretionary and will be applied to expand our existing data center properties, acquire or construct new facilities, or both. We intend to continue to pursue additional growth opportunities and are prepared to commit additional resources to support this growth. We expect to fund future capital expenditures from the cash available on our balance sheet and borrowings under our revolving credit facility. Our total estimated capital expenditures for 2015 will be between $215 million and $240 million.
Long-term Liquidity
Our long-term liquidity requirements primarily consist of operating expenses, distributions to stockholders and the acquisition and development of additional data center properties. We expect to meet our long-term liquidity requirements with cash flows from our operations, issuances of debt and equity securities and borrowings under our revolving credit facility.
As of March 31, 2015, our debt and other financing arrangements were $743.7 million, consisting of $374.8 million of senior notes due 2022, a revolving credit facility outstanding of $155.0 million, a term loan outstanding of $150.0 million, capital lease obligations of $12.6 million and other financing arrangements of $51.3 million. As of March 31, 2015, we had the ability to borrow an additional $295.0 million under the revolving credit facility.
Cash Flows

Comparison of Three Months Ended March 31, 2015 and March 31, 2014
Cash provided by operations was $33.3 million for the three months ended March 31, 2015, compared to $37.9 million for the three months ended March 31, 2014. The decrease in net cash generated from operations was primarily the result of a net decrease in amounts due to/from affiliates and reduced growth in deferred revenue as the March 2014 balances included the signing of a large contract during that quarter.
Cash used in investing activities was $49.2 million for the three months ended March 31, 2015, compared to $49.7 million for the three months ended March 31, 2014. Capital expenditures for 2015 includes the completion of additional square footage and power in our Phoenix 2, Houston West 3, and Northern Virginia data centers and the purchase of Austin 4 in February 2015.
Cash provided by financing activities was $5.4 million for the three months ended March 31, 2015, compared to cash used in financing activities of $11.8 million for the three months ended March 31, 2014. The change is primarily attributed to borrowings of $20.0 million during the three months ended March 31, 2015, partially offset by an increase in dividends paid of $3.1 million as the Company has increased its quarterly dividend payment rate.
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
The following table sets forth the carrying value and fair value face amounts, maturity dates, and average interest rates at March 31, 2015, for our fixed-rate and variable-rate debt, excluding capital leases and other financing arrangements:

(amounts in millions)	2015	2016	2017	2018	2019	Thereafter	Total Carrying Value	Total Fair Value
Fixed-rate debt	$—	$—	$—	$—	$—	$374.8	$374.8	$398.2
Average interest rate on fixed-rate debt	—	—	—	—	—	6.375%	6.375%	—
Variable-rate debt (revolving credit facility)	—	—	—	155.0	—	—	155.0	155.0
Average interest rate on variable-rate debt (revolving credit facility)	—	—	—	1.958%	—	—	1.958%	1.958%
Variable-rate debt (term loan)	—	—	—	—	150.0	—	150.0	150.0
Average interest rate on variable-rate debt (term loan)	—	—	—	—	1.909%	—	1.909%	1.909%
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a description of the Company’s market risks. There were no material changes for the period ended March 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of the Effectiveness of Disclosure Controls and Procedures (CyrusOne Inc.)
As of March 31, 2015, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting (CyrusOne Inc.)
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of the Effectiveness of Disclosure Controls and Procedures (CyrusOne LP)
As of March 31, 2015, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting (CyrusOne LP)
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, from time to time we are subject to claims and administrative proceedings. We do not believe any currently outstanding matters would have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations, liquidity and cash flows.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015, which is accessible on the SEC’s website at www.sec.gov.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2015, the Company had no unregistered sales of equity securities or purchases of its common stock.

ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibit No.	Exhibit Description

2.1
Agreement and Plan of Merger, dated April 28, 2015 by and among CyrusOne LP, Jupiter Merger Sub, LLC, Cervalis Holdings LLC, and LDG Holdings LLC as the sellers' representative. (Incorporated by reference to Exhibit 2.1 of Form 8-K, filed by the Registrant on April 28, 2015 (Registration No. 001-35789).)

3.1	Articles of Amendment and Restatement of CyrusOne Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed by the Registrant on January 25, 2013 (Registration No. 001-35789).)

3.2	Amended and Restated Bylaws of CyrusOne Inc. (Incorporated by reference to Exhibit 3.2 of Form 8-K, filed by the Registrant on January 25, 2013 (Registration No. 001-35789).)

3.3	Amended and Restated Agreement of Limited Partnership of CyrusOne LP. (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on January 25, 2013 (Registration No. 001-35789).)

10.1	Commitment Letter with KeyBank National Association. Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on April 28, 2015 (Registration No. 001-35789).)

31.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (CyrusOne Inc.)

31.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (CyrusOne Inc.)

31.3+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (CyrusOne LP)

31.4+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (CyrusOne LP)

32.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (CyrusOne Inc.)

32.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (CyrusOne Inc.)

32.3+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (CyrusOne LP)

32.4+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (CyrusOne LP)

(101.INS)*	XBRL Instance Document.

(101.SCH)*	XBRL Taxonomy Extension Schema Document.

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Submitted electronically with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 8th day of May, 2015.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President, Chief Executive Officer, and Director

By:	/s/ Kimberly H. Sheehy
Kimberly H. Sheehy
Chief Financial and Administrative Officer

By:	/s/ Patricia M. McBratney
Patricia M. McBratney
Vice President and Controller (Chief Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 8th day of May, 2015.

CyrusOne LP

By: CyrusOne Inc., as sole trustee of CyrusOne GP, sole general partner of CyrusOne LP

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President, Chief Executive Officer, and Director of CyrusOne Inc.

By:	/s/ Kimberly H. Sheehy
Kimberly H. Sheehy
Chief Financial and Administrative Officer of CyrusOne Inc.

By:	/s/ Patricia M. McBratney
Patricia M. McBratney
Vice President and Controller (Chief Accounting Officer) of CyrusOne Inc.