Form 10-Q
period 2015-09-30
CyrusOne Inc.; CyrusOne LP
filed 2015-11-06
CIK 1553023, 1575810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
CyrusOne Inc. Yes  ☐    No  ☒
CyrusOne LP Yes  ☐    No  ☒

CyrusOne Inc.
There were 66,245,906 shares of common stock outstanding as of September 30, 2015 with a par value of $0.01 per share.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2015 of CyrusOne Inc., a Maryland corporation, and CyrusOne LP, a Maryland limited partnership, of which CyrusOne GP, a Maryland statutory trust of which CyrusOne Inc. is the sole beneficial owner and sole trustee, is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to CyrusOne Inc. together with its consolidated subsidiaries, including CyrusOne LP. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to CyrusOne LP together with its consolidated subsidiaries.
CyrusOne Inc. is a real estate investment trust, or REIT, and the sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP. As of September 30, 2015, the total number of outstanding shares of common stock and operating partnership units was 72.6 million. As of September 30, 2015, our former parent, Cincinnati Bell Inc. ("CBI") owned approximately 11.3% of CyrusOne through its 2.6% interest in the outstanding shares of common stock of CyrusOne Inc. and its 8.7% noncontrolling interest in the common units of the limited partnership interest of CyrusOne LP that may be exchanged by CBI for common stock. As the sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP, CyrusOne Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CyrusOne Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and amounts in millions, except for shares and per share amounts)

	As of	As of
	September 30, 2015	December 31, 2014
Assets
Investment in real estate:
Land	$93.0	$89.7
Buildings and improvements	897.7	812.6
Equipment	555.6	349.1
Construction in progress	187.1	127.0
Subtotal	1,733.4	1,378.4
Accumulated depreciation	(404.4)	(327.0)
Net investment in real estate	1,329.0	1,051.4
Cash and cash equivalents	39.8	36.5
Rent and other receivables, net of allowance for doubtful accounts of $0.7 and $1.0 as of September 30, 2015 and December 31, 2014, respectively	74.5	60.9
Restricted cash	7.1	—
Goodwill	453.4	276.2
Intangible assets, net of accumulated amortization of $83.1 and $72.1 as of September 30, 2015 and December 31, 2014, respectively	175.7	68.9
Due from affiliates	1.3	0.8
Other assets	100.8	91.8
Total assets	$2,181.6	$1,586.5
Liabilities and equity
Accounts payable and accrued expenses	$116.3	$69.9
Deferred revenue	74.1	65.7
Due to affiliates	2.7	7.3
Capital lease obligations	12.8	13.4
Long-term debt	982.7	659.8
Other financing arrangements	151.9	53.4
Total liabilities	1,340.5	869.5
Commitment and contingencies
Equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 66,245,906 and 38,651,517 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	0.6	0.4
Additional paid in capital	912.3	516.5
Accumulated deficit	(124.3)	(55.9)
Accumulated other comprehensive loss	(0.7)	(0.3)
Total shareholders’ equity	787.9	460.7
Noncontrolling interest	53.2	256.3
Total equity	841.1	717.0
Total liabilities and equity	$2,181.6	$1,586.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and amounts in millions, except per share data)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Revenue	$111.2	$84.8	$286.0	$244.0
Costs and expenses:
Property operating expenses	42.2	33.0	107.3	92.5
Sales and marketing	3.2	3.2	8.9	9.7
General and administrative	12.5	9.0	31.5	24.7
Depreciation and amortization	39.1	30.0	101.6	87.4
Transaction and acquisition integration costs	1.8	—	11.5	0.9
Asset impairments and loss on disposal	4.9	—	13.5	—
Total costs and expenses	103.7	75.2	274.3	215.2
Operating income	7.5	9.6	11.7	28.8
Interest expense	12.1	9.0	29.2	30.4
Net income (loss) before income taxes	(4.6)	0.6	(17.5)	(1.6)
Income tax expense	(0.7)	(0.4)	(1.5)	(1.1)
Net income (loss)	(5.3)	0.2	(19.0)	(2.7)
Noncontrolling interest in net income (loss)	(0.7)	0.1	(4.6)	(1.9)
Net income (loss) attributed to common shareholders	$(4.6)	$0.1	$(14.4)	$(0.8)
Basic weighted average common shares outstanding	64.3	36.9	50.6	26.5
Diluted weighted average common shares outstanding	64.3	36.9	50.6	26.5
Loss per share - basic and diluted	$(0.08)	—	(0.30)	(0.06)
Dividends declared per share	$0.315	$0.210	$0.945	$0.630
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and amounts in millions)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net income (loss)	$(5.3)	$0.2	$(19.0)	$(2.7)
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.4)	—	(0.4)	—
Comprehensive income (loss)	(5.7)	0.2	(19.4)	(2.7)
Comprehensive income (loss) attributable to noncontrolling interests	(0.7)	0.1	(4.6)	(1.9)
Comprehensive income (loss) attributable to CyrusOne Inc.	$(5.0)	$0.1	$(14.8)	$(0.8)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited and amounts in millions)

	Common Stock Issued		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity/ Parent’s Net Investment	Non- controlling Interest	Total Equity
	Shares	Amount
Balance January 1, 2014	22.0	$0.2	$340.7	$(18.9)	$—	$322.0	$455.6	$777.6
Net loss	—	—	—	(2.7)	—	(2.7)	—	(2.7)
Noncontrolling interest allocated net loss	—	—	—	1.9	—	1.9	(1.9)	—
Stock issuance costs	—	—	(1.3)	—	—	(1.3)	—	(1.3)
Stock based compensation	0.7	—	7.6	—	—	7.6	—	7.6
Issuance of common stock	16.0	0.2	355.7	—	—	355.9	—	355.9
Redemption of noncontrolling interest	—	—	(189.0)	—	—	(189.0)	(166.9)	(355.9)
Dividends and distributions, $0.63 per share	—	—	—	(21.1)	—	(21.1)	(20.1)	(41.2)
Balance at September 30, 2014	38.7	$0.4	$513.7	$(40.8)	$—	$473.3	$266.7	$740.0

Balance January 1, 2015	38.7	$0.4	$516.5	$(55.9)	$(0.3)	$460.7	$256.3	$717.0
Net loss	—	—	—	(19.0)	—	(19.0)	—	(19.0)
Noncontrolling interest allocated net loss	—	—	—	4.6	—	4.6	(4.6)	—
Stock issuance costs	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Stock based compensation	0.3	—	10.5	—	—	10.5	—	10.5
Common stock repurchases	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Issuance of common stock	27.3	0.2	799.1	—	—	799.3	—	799.3
Redemption of noncontrolling interest	—	—	(412.2)	—	—	(412.2)	(184.2)	(596.4)
Foreign currency translation adjustment	—	—	—	—	(0.4)	(0.4)	—	(0.4)
Dividends and distributions, $0.945 per share	—	—	—	(54.0)	—	(54.0)	(14.3)	(68.3)
Balance at September 30, 2015	66.3	$0.6	$912.3	$(124.3)	$(0.7)	$787.9	$53.2	$841.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and amounts in millions)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cash flows from operating activities:
Net loss	$(19.0)	$(2.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	101.6	87.4
Non-cash interest expense	2.3	2.7
Stock-based compensation expense	10.5	7.6
Provision for bad debt write off	0.3	0.9
Asset impairments and loss on disposal	13.5	—
Change in operating assets and liabilities:
Rent receivables and other assets	(16.9)	(31.3)
Accounts payable and accrued expenses	9.9	14.1
Deferred revenues	0.8	10.2
Due to affiliates	(1.5)	(0.6)
Net cash provided by operating activities	101.5	88.3
Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	(17.3)	—
Capital expenditures – other development	(140.9)	(194.9)
Business acquisition, net of cash acquired	(398.4)	—
Net cash used in investing activities	(556.6)	(194.9)
Cash flows from financing activities:
Issuance of common stock	799.3	355.9
Stock issuance costs	(0.8)	(1.3)
Acquisition of operating partnership units	(596.4)	(355.9)
Dividends paid	(58.3)	(37.4)
Borrowings from credit facility	220.0	30.0
Proceeds from issuance of debt	103.8	—
Payments on capital leases and other financing arrangements	(3.8)	(3.1)
Debt issuance costs	(5.4)	—
Net cash provided by (used in) financing activities	458.4	(11.8)
Net increase (decrease) in cash and cash equivalents	3.3	(118.4)
Cash and cash equivalents at beginning of period	36.5	148.8
Cash and cash equivalents at end of period	$39.8	$30.4
Supplemental disclosures of cash flow information
Cash paid for interest	$21.4	$22.4
Cash paid for income taxes	2.5	0.4
Supplemental disclosures of non-cash investing and financing activities
Capitalized interest	$4.2	$3.0
Acquisition of property in accounts payable and other liabilities	37.9	50.1
Dividends declared	23.5	14.1
Debt issuance costs	0.3	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and amounts in millions)

	As of	As of
	September 30, 2015	December 31, 2014
Assets
Investment in real estate:
Land	$93.0	$89.7
Buildings and improvements	897.7	812.6
Equipment	555.6	349.1
Construction in progress	187.1	127.0
Subtotal	1,733.4	1,378.4
Accumulated depreciation	(404.4)	(327.0)
Net investment in real estate	1,329.0	1,051.4
Cash and cash equivalents	38.1	36.5
Rent and other receivables, net of allowance for doubtful accounts of $0.7 and $1.0 as of September 30, 2015 and December 31, 2014, respectively	74.5	60.9
Restricted cash	7.1	—
Goodwill	453.4	276.2
Intangible assets, net of accumulated amortization of $83.1 and $72.1 as of September 30, 2015 and December 31, 2014, respectively	175.7	68.9
Due from affiliates and parent	3.0	0.8
Other assets	100.8	91.8
Total assets	$2,181.6	$1,586.5
Liabilities and parent's net investment
Accounts payable and accrued expenses	$116.3	$69.9
Deferred revenue	74.1	65.7
Due to affiliates	2.7	7.3
Capital lease obligations	12.8	13.4
Long-term debt	982.7	659.8
Other financing arrangements	151.9	53.4
Total liabilities	1,340.5	869.5
Commitments and contingencies
Parent's net investment:
Partnership capital	841.1	717.0
Total liabilities and partnership capital	$2,181.6	$1,586.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and amounts in millions)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Revenue	$111.2	$84.8	$286.0	$244.0
Costs and expenses:
Property operating expenses	42.2	33.0	107.3	92.5
Sales and marketing	3.2	3.2	8.9	9.7
General and administrative	12.5	9.0	31.5	24.7
Depreciation and amortization	39.1	30.0	101.6	87.4
Transaction and acquisition integration costs	1.8	—	11.5	0.9
Asset impairments and loss on disposal	4.9	—	13.5	—
Total costs and expenses	103.7	75.2	274.3	215.2
Operating income	7.5	9.6	11.7	28.8
Interest expense	12.1	9.0	29.2	30.4
Net (loss) income before income taxes	(4.6)	0.6	(17.5)	(1.6)
Income tax expense	(0.7)	(0.4)	(1.5)	(1.1)
Net (loss) income	$(5.3)	$0.2	$(19.0)	$(2.7)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and amounts in millions)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net (loss) income	$(5.3)	$0.2	$(19.0)	$(2.7)
Other comprehensive loss:
Foreign currency translation adjustments	(0.4)	—	(0.4)	—
Comprehensive income (loss) attributable to CyrusOne LP	$(5.7)	$0.2	$(19.4)	$(2.7)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERSHIP CAPITAL
(unaudited and amounts in millions)

	Partnership Units	Partnership Capital
Balance January 1, 2014	64.6	$777.6
Net loss	—	(2.7)
Compensation expense of CyrusOne Inc. allocated to operating partnership	—	7.6
Distributions to CyrusOne Inc.	—	(1.3)
Net partnership units issued to CyrusOne Inc.	0.7	—
Partnership units purchased by CyrusOne Inc.	16.0	355.9
Partnership units sold by CBI	(16.0)	(355.9)
Partnership distributions	—	(41.2)
Balance at September 30, 2014	65.3	$740.0

Balance January 1, 2015	65.3	$717.0
Net loss	—	(19.0)
Compensation expense of CyrusOne Inc. allocated to operating partnership	—	10.5
Distributions to CyrusOne, Inc.	—	(0.8)
Net partnership units issued to CyrusOne Inc.	0.3	—
Partnership units purchased by CyrusOne Inc.	27.3	798.5
Partnership units sold by CBI	(20.3)	(596.4)
Partnership distributions	—	(68.3)
Foreign currency translation adjustments	—	(0.4)
Balance at September 30, 2015	72.6	$841.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and amounts in millions)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cash flows from operating activities:
Net loss	$(19.0)	$(2.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	101.6	87.4
Non-cash interest expense	2.3	2.7
Stock-based compensation expense	10.5	7.6
Provision for bad debt write off	0.3	0.9
Asset impairments and loss on disposal	13.5	—
Change in operating assets and liabilities:
Rent receivables and other assets	(16.9)	(31.3)
Accounts payable and accrued expenses	9.9	14.1
Deferred revenues	0.8	10.2
Due to affiliates and parent	(3.2)	(0.6)
Net cash provided by operating activities	99.8	88.3
Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	(17.3)	—
Capital expenditures – other development	(140.9)	(194.9)
Business acquisition, net of cash acquired	(398.4)	—
Net cash used in investing activities	(556.6)	(194.9)
Cash flows from financing activities:
Issuance of partnership units	202.9	—
Distributions to CyrusOne Inc.	(0.8)	(1.3)
Distributions paid	(58.3)	(37.4)
Borrowings from credit facility	220.0	30.0
Proceeds from issuance of debt	103.8	—
Payments on capital leases and other financing arrangements	(3.8)	(3.1)
Debt issuance costs	(5.4)	—
Net cash provided by (used in) financing activities	458.4	(11.8)
Net increase (decrease) in cash and cash equivalents	1.6	(118.4)
Cash and cash equivalents at beginning of period	36.5	148.8
Cash and cash equivalents at end of period	$38.1	$30.4
Supplemental disclosures of cash flow information
Cash paid for interest	$21.4	$22.4
Cash paid for income taxes	2.5	0.4
Supplemental disclosures of non-cash investing and financing activities
Capitalized interest	$4.2	$3.0
Acquisition of property in accounts payable and other liabilities	37.9	50.1
Distribution declared	23.5	14.1
Debt issuance costs	0.3	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

1. Description of Business
CyrusOne Inc., together with CyrusOne GP, a wholly-owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. holds a controlling interest in CyrusOne LP (the “operating partnership”) and the subsidiaries of the operating partnership (collectively, “CyrusOne”, “we”, “us”, “our”, and the “Company”) is an owner, operator and developer of enterprise-class, carrier-neutral, multi-tenant data center properties. Our customers operate in a number of industries, including energy, oil and gas, mining, medical, technology, finance and consumer goods and services. We currently operate 31 data centers and 2 recovery centers located in the United States, United Kingdom and Singapore.

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
On June 26, 2015, CyrusOne Inc. completed a public offering of approximately 13.0 million shares of its common stock, including 1.7 million shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $30.00 per share, or $389.9 million. CyrusOne Inc. used $203 million of the total proceeds of $373.3 million, net of underwriting costs of $16.6 million, to finance CyrusOne LP's acquisition of Cervalis Holdings LLC ("Cervalis"), to pay fees and expenses related to the Cervalis acquisition and for general corporate purposes. The balance of the purchase price was funded with proceeds from CyrusOne LP and CyrusOne Finance Corp.'s offering of 6.375% senior notes due 2022 in July 2015 and borrowings under its amended credit facility. See Note 7 below. In addition, CyrusOne used the remaining $170.3 million of the net proceeds from the offering to acquire approximately 6.0 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI. The purchase of the partnership interests was completed on July 1, 2015. See Note 9 below.
On July 1, 2015, CyrusOne LP acquired four data center facilities and two work area recovery facilities serving the New York metropolitan area through the acquisition of Cervalis for approximately $400 million, excluding transaction related expenses.
As of September 30, 2015, the total number of outstanding shares of common stock and operating partnership units was 72.6 million. As of September 30, 2015, CBI owned approximately 11.3% of CyrusOne through its 2.6% interest in the outstanding shares of common stock of CyrusOne Inc. and its 8.7% noncontrolling interest in the common units of the limited partnership interest of CyrusOne LP that may be exchanged by CBI for common stock.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

3. Basis of Presentation
The accompanying financial statements as of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and September 30, 2014, are prepared on a consolidated basis.
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
It should also be noted that the results for the interim periods shown in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of September 30, 2015, and our results of operations for the three and nine months ended September 30, 2015 and 2014. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited financial statements as of December 31, 2014.

4. Significant Accounting Policies
Use of Estimates—Preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates and assumptions are based on management’s knowledge of current events and actions that we may undertake in the future. Estimates are used in determining the fair value of leased real estate, including purchase price allocations for business combinations, the useful lives of real estate and other long-lived assets, future cash flows associated with goodwill and other long-lived asset impairment testing, deferred tax assets and liabilities and loss contingencies. Estimates were also utilized in the determination of historical allocations of shared employees’ payroll, benefits and incentives and management fees. Actual results may differ from these estimates and assumptions.
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
When we are involved in the construction of structural improvements to leased property, we are deemed the accounting owner of the leased real estate. In these instances, we bear substantially all the construction period risk, including managing or funding construction. As we have substantially all of the construction risks, we are deemed the “owner” of the asset under construction for accounting purposes during the construction period, and are therefore required to capitalize the construction costs on the accompanying condensed consolidated balance sheets. At inception, the fair value of the building (excluding land) is recorded as an asset and the construction and modification costs to the building, which are not funded by us, would be recorded as a liability. As construction progresses, the value of the asset and obligation increases by the fair value of the structural improvements. At completion of the construction, Sales-Leaseback Accounting under ASC 840-40-25 is also evaluated. Due to our continuing involvement with the lessor, Sales-Leaseback Accounting is precluded and the liability is not derecognized. When the asset is placed in service, depreciation commences, and the leased real estate is depreciated to the lesser of (i) its estimated fair value at the end of the term or (ii) the expected amount of the unamortized obligation at the end of the term. The associated obligation is presented as other financing arrangements in the accompanying condensed consolidated balance sheets.
When we are not deemed the accounting owner of leased real estate, we further evaluate the lease to determine whether it should be classified as a capital or operating lease. One of the following four characteristics must be present to classify a lease as a capital lease: (i) the lease transfers ownership of the property to the lessee by the end of the lease term, (ii) the lease contains a bargain purchase option, (iii) the lease term is equal to 75% or more of the estimated economic life of the leased property or (iv) the net present value of the lease payments are at least 90% of the fair value of the leased property.
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
Impairment exists when the Company's net book value of real estate assets is greater than the estimated fair value. For the nine months ended September 30, 2015, we recognized impairments of $9.2 million related to the Austin 1 lease termination. There were no impairments recognized for the nine months ended September 30, 2014.
Business Combinations—The Company applies the purchase method for business combinations, where all tangible and identifiable intangible assets acquired and all liabilities assumed are recorded at fair value. Any excess purchase price is recorded as goodwill. Transaction costs associated with business combinations are expensed as incurred. Revenues and the results of operations of the acquired business are included in the accompanying Consolidated Financial Statements commencing on the date of acquisition.
Cash and Cash Equivalents—Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.
Restricted Cash—Restricted cash includes cash equivalents held to collateralize standby letters of credit and/or deposited in escrow to fund construction or pending potential acquisition transactions. In addition, we may have other cash that is not immediately available for use in current operations.

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

Rent and Other Receivables—Receivables consist principally of trade receivables from customers and are generally unsecured and due within 30 to 120 days. Unbilled receivables arise from services rendered but not yet billed. Expected credit losses associated with trade receivables are recorded as an allowance for uncollectible accounts. The allowance for uncollectible accounts is estimated based upon historic patterns of credit losses for aged receivables as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written-off and the associated allowance for uncollectible accounts is reduced. The Company has receivables with one customer that exceeds 10% of the Company’s outstanding accounts receivable balance at September 30, 2015 and December 31, 2014. In addition, our receivables include $7.2 million of receivables as of September 30, 2015 which has not been billed to the customer. The amount is billed and payable in 36 monthly payments which started in April 2015 through March 2018. As of September 30, 2015, receivables were $75.2 million, and the allowance for uncollectible accounts was $0.7 million. The December 31, 2014 receivables were $61.9 million, and the allowance for uncollectible accounts was $1.0 million.
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
Transaction and Acquisition Integration Costs—Transaction costs represent incremental legal, accounting and professional fees incurred in connection with the formation transactions, our qualification as a real estate investment trust, or REIT, and potential business combinations. Transaction costs are expensed as incurred and do not include any recurring costs from our ongoing operations. Integration costs represent incremental costs to integrate a consummated acquisition.
Income Taxes—The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. CyrusOne Inc. has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our initial taxable year ending December 31, 2013. Provided we continue to meet the various qualification tests mandated under the Code, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our shareholders. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to federal income tax at regular corporate rates and any applicable alternative minimum tax.
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions.  The Company's previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires.  With a few exceptions, the Company is no longer subject to U. S. federal, state or local examinations for years prior to 2010, and we have no liabilities for uncertain tax positions as of September 30, 2015.
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

•	Compensation expense for these awards is recognized over the vesting periods. See Note 11 for additional details relating to these awards.

•	The board grants equity-based awards from time to time to new members of the management team.
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
In August 2015, the FASB issued ASU 2015-15 to clarify the SEC staff's position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would not object to an entity deferring issuance costs ratably over the term of the line-of-credit arrangement.
In September 2015, the FASB issued ASU 2015-16 to simplify the accounting for measurement-period adjustments. Under the ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires acquirers to present separately on the face on the income statement, or disclose in the notes, the portion of the amount recorded in the current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

recognized as of the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We are currently evaluating the full impact of the new standard.
5. Acquisitions

On July 1, 2015, CyrusOne LP acquired 100% of Cervalis, a privately-held owner and operator of data centers for approximately $400 million, excluding transaction-related expenses, in an all cash transaction. Cervalis has four data center facilities and two work recovery facilities serving the New York metropolitan area. CyrusOne LP financed the acquisition with proceeds of CyrusOne Inc's June 2015 common stock offering and CyrusOne LP and CyrusOne Finance Corp.'s July 2015 senior notes offering as well as drawing under CyrusOne Inc's senior unsecured credit facility. The acquisition of Cervalis enhances the geographic diversification of CyrusOne, provides access to a high quality enterprise customer base and strengthens our product portfolio. The goodwill recorded for this acquisition relates to the incremental value that Cervalis brings to the existing CyrusOne operations. The customer relationships intangible is expected to be amortized over fifteen years. For the three and nine months ended September 30, 2015, transaction and integration costs related to the Cervalis acquisition were $1.8 million and $11.5 million, respectively.

The Consolidated Financial Statements include the operating results of Cervalis from the date of acquisition. The following table summarizes the estimated fair values of all assets acquired and liabilities assumed at the date of acquisition:

Cash	$1.1
Rent and other receivables	9.6
Restricted cash	7.1
Net investment in real estate	198.4
Goodwill	177.2
Customer relationships	117.4
Trade name	2.3
Other long-term assets	6.7
Total assets acquired	519.8
Current liabilities	17.2
Capital lease obligations	1.7
Other financing arrangements	101.4
Total liabilities	120.3
Net assets acquired attributable to CyrusOne Inc.	399.5
Cash acquired	(1.1)
Net cash paid at acquisition	398.4

The Cervalis acquisition was consummated in the third quarter of 2015, and therefore, the amounts recorded for the acquisition of Cervalis are provisional as CyrusOne is in the process of finalizing the amounts recorded for assets and liabilities. The acquisition of Cervalis in July 2015 resulted in an increase in revenue of $18.3 million for the three and the nine months ended September 30, 2015.

The unaudited pro forma combined historical results of CyrusOne, as if Cervalis had been acquired and the financing transactions had been consummated as of January 1, 2014 are:

	Nine months ended September 30,
	2015	2014
Revenue	325.3	295.2
Net loss	(20.4)	(6.3)
Loss per share - basic and diluted	(0.40)	(0.24)

These amounts have been calculated after applying CyrusOne's policies and adjusting the results to reflect changes to depreciation and amortization to property and equipment, amongst others, and amortizing intangible assets had been recorded as of January 1, 2014. These pro forma combined results of operation is presented for informative purposes only and they do

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

not purport to be indicative of the results of operation that actually would have resulted had the acquisition occurred on the date indicated, or that may result in the future.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

6. Investment in Real Estate
A schedule of our gross investment in real estate follows:

	September 30, 2015			December 31, 2014
(amounts in millions)	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment
West Seventh St., Cincinnati, OH (7th Street)	$0.9	$110.6	$19.1	$0.9	$110.6	$12.7
Parkway Dr., Mason, OH (Mason)	—	20.2	0.9	—	20.2	0.9
Industrial Rd., Florence, KY (Florence)	2.2	41.5	3.2	2.2	41.4	3.0
Goldcoast Dr., Cincinnati, OH (Goldcoast)	0.6	6.7	0.1	0.6	6.7	0.1
Knightsbridge Dr., Hamilton, OH (Hamilton)	—	49.2	4.4	—	49.2	3.7
E. Monroe St., South Bend, IN (Monroe St.)	—	2.5	0.1	—	2.5	0.1
Springer St., Lombard, IL (Lombard)	0.7	4.7	7.4	0.7	4.7	5.7
Crescent Circle, South Bend, IN (Blackthorn)	—	3.3	0.1	—	3.3	0.1
Kingsview Dr., Lebanon, OH (Lebanon)	4.0	77.3	6.1	4.0	77.0	5.5
McAuley Place, Blue Ash, OH (Blue Ash)	—	0.6	0.1	—	0.6	0.1
Westway Park Blvd., Houston, TX (Houston West 1)	1.4	84.8	45.2	1.4	84.4	43.8
Westway Park Blvd., Houston, TX (Houston West 2)	2.0	22.6	46.8	2.0	22.5	45.1
Westway Park Blvd., Houston, TX (Houston West 3)	18.4	3.9	0.9	18.4	—	—
Southwest Fwy., Houston, TX (Galleria)	—	68.6	15.6	—	68.6	15.0
E. Ben White Blvd., Austin, TX (Austin 1)	—	13.6	1.2	—	22.5	1.2
S. State Highway 121 Business, Lewisville, TX (Lewisville)	—	76.6	23.4	—	76.7	22.8
Marsh Lane, Carrollton, TX (Marsh Ln)	—	0.1	0.6	—	0.1	0.5
Midway Rd., Carrollton, TX (Midway)	—	2.0	0.4	—	2.0	0.4
W. Frankford Rd., Carrollton, TX (Carrollton)	16.1	52.5	110.9	16.1	51.6	85.3
Bryan St., Dallas, TX (Bryan St)	—	0.1	0.2	—	0.1	0.2
North Freeway, Houston, TX (Greenspoint)	—	—	—	—	1.3	—
South Ellis Street, Chandler, AZ (Phoenix 1)	14.8	56.7	39.6	14.8	56.4	43.9
South Ellis Street, Chandler, AZ (Phoenix 2)	—	16.8	39.7	—	13.2	21.8
Westover Hills Blvd., San Antonio, TX (San Antonio 1)	4.6	32.1	32.7	4.6	32.1	32.4
Westover Hills Blvd., San Antonio, TX (San Antonio 2)	7.0	—	—	7.0	—	—
Metropolis Dr., Austin, TX (Austin 2)	2.0	23.2	5.0	2.0	23.2	4.0
Myer Conners Rd (Wappinger Falls)	—	9.9	13.4	—	—	—
Madison Road (Totowa)	—	28.3	48.9	—	—	—
Commerce Road (Totowa)	—	4.1	0.8	—	—	—
Norden Place (Norwalk)	—	18.3	25.3	—	—	—
Riverbend Drive South (Stamford)	—	4.3	13.2	—	—	—
Omega Drive (Stamford)	—	3.2	1.5	—	—	—
Kestral Way (London)	—	32.0	0.8	—	32.7	0.7
Jurong East (Singapore)	—	8.3	0.1	—	9.0	0.1
Ridgetop Circle, Sterling, VA (Northern Virginia)	7.0	19.1	47.9	7.0	—	—
Metropolis Dr., Austin, TX (Austin 3)	8.0	—	—	8.0	—	—
Metropolis Dr. Austin, TX (Austin 4)	3.3	—	—	—	—	—
Total	$93.0	$897.7	$555.6	$89.7	$812.6	$349.1
Construction in progress was $187.1 million and $127.0 million as of September 30, 2015 and December 31, 2014, respectively. We continue to have high amounts of construction in progress as we continue to build data center facilities.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

During 2015, we are continuing to invest in the development of real estate property. Our capital expenditures have included the development of additional square footage and power in our Phoenix 2, Houston West 3, Carrollton and Northern Virginia data centers, and the purchase of Austin 4 in February of 2015. The total purchase price of the Austin 4 facility was $17.3 million, of which $3.3 million was allocated to land and the remaining amount remains in construction in process as of September 30, 2015.
Impairment is recorded when the Company's net book value of real estate assets is greater than the estimated fair value. For the period ended September 30, 2015, we recognized an impairment of $9.2 million related to the exit of Austin 1, which is a leased facility. The effective date of our lease termination is March 31, 2016.

7. Debt and Other Financing Arrangements
Debt and other financing arrangements presented in the accompanying consolidated financial statements consist of the following:

(amounts in millions)	September 30, 2015	December 31, 2014
Revolving credit facility	$205.0	$135.0
Term loan	300.0	150.0
6.375% senior notes due 2022, including bond premium	477.7	374.8
Long-term debt	982.7	659.8
Capital lease obligations	12.8	13.4
Other financing arrangements	151.9	53.4
Total	$1,147.4	$726.6
Credit Facility— On October 9, 2014, CyrusOne LP entered into a new Credit Agreement which originally provided for a $450 million senior unsecured revolving credit facility to replace CyrusOne LP's former $225 million secured credit facility, and a $150 million senior unsecured term loan.
On June 22, 2015, CyrusOne entered into an amendment to the Credit Agreement and other loan documents governing its revolving credit facility and term loan facility. The amendment increased the size of the Credit Agreement's accordion feature, which gave the operating partnership the ability to request an increase in the total commitment under the Credit Agreement, from $300 million to $600 million. Immediately after entering into the amendment, the operating partnership exercised $350 million of this accordion feature and obtained commitments to increase the total commitment under the Credit Agreement from $600 million to $950 million, comprised of $650 million of commitments under the revolving credit facility and $300 million under the term loan.
On July 1, 2015, CyrusOne borrowed an additional $150 million under the term loan facility which was used to partially finance the acquisition of Cervalis. As of September 30, 2015, the Company had borrowings of $205 million under the $650 million revolving credit facility and $300 million under the $300 million term loan facility. In addition, the Credit Agreement contains an accordion feature that allows CyrusOne LP to increase the aggregate commitment by up to $250 million.
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
We pay commitment fees for the unused amount of borrowings on the revolving credit facility and term loan and letter of credit fees on any outstanding letters of credit. The commitment fees are equal to 0.25% per annum of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. Commitment fees related to the Credit Agreement were $0.3 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively. Commitment fees related to the Credit Agreement were $0.6 million and $0.9 million for the nine months ended September 30, 2015 and 2014, respectively.
6.375% Senior Notes due 2022—On November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. (the “Issuers”) issued $525 million of 6.375% senior notes due 2022 (the “6.375% senior notes”). The 6.375% senior notes are senior unsecured obligations of the Issuers, which rank equally in right of payment with all existing and future unsecured senior debt

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

of the Issuers. The 6.375% senior notes are effectively subordinated to all existing and future secured indebtedness of the Issuers to the extent of the value of the assets securing such indebtedness. The 6.375% senior notes are fully and unconditionally and jointly and severally guaranteed by CyrusOne Inc., CyrusOne GP, and each of CyrusOne LP’s existing and future domestic 100% owned subsidiaries, subject to certain exceptions. Each such guarantee is a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior debt of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness. The 6.375% senior notes are structurally subordinated to all liabilities (including trade payables) of each subsidiary of the Issuers that does not guarantee the senior notes. The 6.375% senior notes bear interest at a rate of 6.375% per annum, payable semi-annually on May 15 and November 15 of each year.
The 6.375% senior notes will mature on November 15, 2022. However, prior to November 15, 2017, the Issuers may, at their option, redeem some or all of the 6.375% senior notes at a redemption price equal to 100% of the principal amount of the 6.375% senior notes being redeemed, together with accrued and unpaid interest, if any, to the date of redemption plus a “make-whole” premium. On or after November 15, 2017, the Issuers may, at their option, redeem some or all of the 6.375% senior notes at any time at declining redemption prices equal to (i) 103.188% beginning on November 15, 2017, (ii) 102.125% beginning on November 15, 2018, (iii) 101.063% beginning on November 15, 2019 and (iv) 100.000% beginning on November 15, 2020 and thereafter, plus, in each case, accrued and unpaid interest, if any, to the applicable redemption date. In addition, before November 15, 2015, and subject to certain conditions, the Issuers may, at their option, redeem up to 35% of the aggregate principal amount of the 6.375% senior notes with the net proceeds of certain equity offerings at a redemption price equal to 106.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that (i) at least 65% of the aggregate principal amount of the 6.375% senior notes remains outstanding after the redemption and (ii) the redemption occurs within 90 days of the closing of any such equity offering.
In November and December of 2014, we repurchased a portion of our 6.375% senior notes with an aggregate face value of $150.2 million for a purchase price of $163 million, including accrued and unpaid interest. This resulted in a loss on extinguishment of debt of $12.8 million.
On July 1, 2015, the Issuers closed a private offering of $100 million aggregate principal amount of the 6.375% senior notes (the "New Notes"). The New Notes were issued as additional notes under the Indenture dated November 20, 2012 as supplemented by the first supplemental indenture dated July 1, 2015, and the New Notes have terms substantially identical to those of the 6.375% senior notes issued in November 2012. The Issuers and guarantors of the New Notes entered into a registration rights agreement which requires them, at their cost, to use commercially reasonably efforts to file and cause to become effective a registration statement within 180 days of July 1, 2015, to be used in connection with the exchange of the New Notes for freely tradable notes with substantially identical terms in all material respects to the New Notes (which exchange must be completed on or prior to the 30th day after such registration statement is declared effective). The Company used the net proceeds from the offering of the New Notes to finance, in part, the operating partnership's acquisition of Cervalis, and to pay fees and expenses related to the acquisition. As of September 30, 2015, the outstanding balance on the 6.375% senior notes was $477.7 million, including bond premium.
Capital lease obligations—We use leasing as a source of financing for certain of our data center facilities and related equipment. We currently operate four data center facilities recognized as capital leases. We have options to extend the initial lease term on all these leases and options to purchase the facility for one of these leases. Interest expense on capital lease obligations was $2.5 million and $1.6 million for the three months ended September 30, 2015 and 2014, respectively. Interest expense on capital lease obligations was $5.2 million and $4.6 million for the nine months ended September 30, 2015 and 2014, respectively.
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
Deferred financing costs—Deferred financing costs are costs incurred in connection with obtaining long-term financing. Deferred financing costs were incurred in connection with the issuance of the revolving credit facility and term loan and 6.375% senior notes due 2022. As of September 30, 2015 and 2014, deferred financing costs totaled $18.6 million and $11.5 million, respectively. Deferred financing costs related to the senior notes are amortized using the effective interest method over the term of the related indebtedness. Deferred financing costs related to the revolving credit facility and term loan are amortized using the straight-line method. Amortization of deferred financing costs, included in interest expense in the consolidated statements of operations totaled $1.0 million and $0.9 million for the three months ended September 30, 2015 and 2014,

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

respectively. Amortization of deferred financing costs totaled $2.4 million and $2.7 million for the nine months ended September 30, 2015 and 2014, respectively.
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
As of September 30, 2015, we believe we were in compliance with all covenants.
8. Fair Value of Financial Instruments
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

The carrying value and fair value of other financial instruments are as follows:

	September 30, 2015		December 31, 2014
(amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
6.375% senior notes due 2022, including bond premium	$477.7	$487.3	$374.8	$402.0
Revolving credit facility and term loan	505.0	505.0	285.0	285.0
Other financing arrangements	151.9	156.5	53.4	63.1
The fair value of our senior notes as of September 30, 2015 and December 31, 2014 was based on the quoted market price for these notes, which is considered Level 1 of the fair value hierarchy. The fair value of the revolving credit facility and term loan was based on par value as of September 30, 2015. The fair value of other financing arrangements at September 30, 2015 and December 31, 2014, was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration. These fair value measurements are considered Level 2 of the fair value hierarchy.
9. Noncontrolling Interest - Operating Partnership
The noncontrolling interest represents the limited partnership interest in the operating partnership held by CBI.
The following table shows the ownership interests as of September 30, 2015 and 2014, and the portion of net loss and distributions for the nine months ended September 30, 2015 and 2014:

(amounts in millions, except per unit amount)	September 30, 2015		September 30, 2014
	The Company	CBI	The Company	CBI
Operating partnership units	66.3	6.3	38.7	26.6
Ownership %	91.3%	8.7%	59.2%	40.8%
Portion of net (loss) income	(14.4)	(4.6)	(0.8)	(1.9)
Distributions	(54.0)	(14.3)	(21.1)	(20.1)
CyrusOne LP issued 123.7 million operating partnership units to CBI on November 20, 2012 and CBI assumed certain of the Predecessor’s intercompany payables and other liabilities of $203.5 million. Subsequent to December 31, 2012, CyrusOne LP executed a 2.8 to 1.0 reverse unit split, resulting in CBI owning 44.1 million operating partnership units. On January 24, 2013, CBI exchanged approximately 1.5 million operating partnership units for common shares of CyrusOne Inc.
As stock is issued by CyrusOne Inc., CBI's ownership percentage will change. CyrusOne Inc. has issued shares in conjunction with the LTIP discussed in Note 11. Furthermore, on June 25, 2014, CyrusOne Inc. completed a public offering of approximately 16.0 million shares of its common stock, including 2.1 million shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $23.25 per share, or $371.7 million. CyrusOne Inc. used the proceeds of $355.9 million, net of underwriting discounts of $15.8 million, to acquire16.0 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI. As a result, the Company's noncontrolling interest decreased by $166.9 million and CBI's ownership decreased to 40.8% as of September 30, 2014. In addition, the Company's additional paid in capital decreased by $412.2 million and $189 million as of September 30, 2015 and 2014, respectively. This represents the difference between the proceeds and the noncontrolling interest redeemed by CBI.
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
On June 26, 2015, CyrusOne Inc. completed a public offering of approximately 13.0 million shares of its common stock, including approximately 1.7 million shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $30.00 per share, or $389.9 million. CyrusOne Inc. used $203 million of the total proceeds of $373.3 million, net of underwriting costs of $16.6 million, to finance the acquisition of Cervalis, to pay fees and expenses related to the Cervalis acquisition and for general corporate purposes. In addition, on July 1, 2015, CyrusOne used the remaining $170.3 million of the offering proceeds to acquire approximately 6.0 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI at $28.41 per unit.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

As of September 30, 2015, the total number of outstanding shares of common stock and operating partnership units was approximately 72.6 million. As of September 30, 2015, CBI owned approximately 11.3% of CyrusOne through its 2.6% interest in the outstanding shares of common stock of CyrusOne Inc. and its 8.7% noncontrolling interest in the common units of the limited partnership interest of CyrusOne LP that may be exchanged by CBI for common stock.
Under the Amended and Restated Agreement of Limited Partnership of the operating partnership (the “LP Agreement”), the limited partners of the operating partnership (including CBI) have certain redemption rights. The LP Agreement grants the limited partners the right to require the operating partnership to redeem part or all of their operating partnership units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption, determined in accordance with and subject to adjustment as provided in the LP Agreement. Alternatively, at our discretion, we may elect to acquire those operating partnership units in exchange for shares of our common stock. Our acquisition of partnership units in exchange for shares of our common stock would be on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, distributions of warrants or stock rights, specified extraordinary distributions and similar events. With each redemption or exchange, we increase our percentage ownership interest in our operating partnership.
The redemption value of the remaining noncontrolling interests was approximately $207.3 million based on the closing price of our stock of $32.66 on September 30, 2015.
10. Dividends
On August 5, 2015, we announced a regular cash dividend of $0.315 per common share payable to shareholders of record at the close of business on September 25, 2015. In addition, holders of operating partnership units received a distribution of $0.315 per unit. The dividends and distributions were paid on October 15, 2015.
11. Equity Incentive Plan
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
The Company recognized stock-based compensation expense of approximately $1.7 million and $1.6 million for the three months ended September 30, 2015 and 2014, respectively. The Company recognized stock-based compensation expense of approximately $5.1 million and $4.7 million for the nine months ended September 30, 2015 and 2014, respectively. In addition, the Company had unrecognized compensation expense of approximately $4.2 million as of September 30, 2015. This expense will be recognized over the remaining vesting period, or approximately 0.6 years.
Performance-Based Awards
On April 17, 2013, the Company approved grants of performance-based options and performance-based restricted stock under the LTIP. These awards generally vest over three years upon the achievement of certain performance-based objectives. These awards are expensed based on the grant date fair value if it is probable that the performance conditions will be achieved.
The Company recognized stock-based compensation expense related to the April 2013 grant of approximately $0.1 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively. The Company recognized stock-based compensation expense related to the April 2013 grant of approximately $0.5 million and $0.8 million for the nine months ended September 30, 2015 and 2014, respectively. In addition, the Company had unrecognized compensation expense of

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

approximately $0.3 million as of September 30, 2015. This expense will be recognized over the remaining vesting period, or approximately 0.6 years.
The performance criteria are based on achieving both an EBITDA and a relative stockholder return target by the end of the three-year period. The Company is recording a compensation charge based on achieving 62% of the EBITDA target and 100% of the relative return target.
On February 7, 2014, the Company approved grants of performance-based restricted stock under the LTIP. These awards generally vest over three years upon the achievement of certain performance-based objectives. These awards are expensed based on the grant date fair value if it is probable that the performance conditions will be achieved.
The Company recognized stock-based compensation expense related to the February 2014 grant of approximately $0.4 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively. The Company recognized stock-based compensation expense related to the February 2014 grant of approximately $1.5 million and $2.1 million for the nine months ended September 30, 2015 and 2014, respectively. In addition, the Company had unrecognized compensation expense of approximately $2.4 million as of September 30, 2015. This expense will be recognized over the remaining vesting period, or approximately 1.2 years.
The performance criteria is based on achieving both an EBITDA and a relative return target by the end of the three-year period. The Company is recording a compensation charge based on achieving 92% of the EBITDA target and 100% of the relative return target.
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
The Company recognized stock-based compensation expense related to the February 2015 grant of approximately $1.2 million and $2.3 million for the three and nine months ended September 30, 2015, respectively. The Company is recording a compensation charge based on achieving 122% of the return on assets target and 100% of the relative return target. In addition, the Company had unrecognized compensation expense of approximately $3.1 million as of September 30, 2015. This expense will be recognized over the remaining vesting period, or approximately 1.3 years.
In addition, the compensation expense mentioned above in aggregate, includes $0.9 million due to the acceleration of equity awards on the termination of a senior executive.

12. Loss per Share
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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

The following table reflects the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
(amounts and shares in millions, except per share amount)	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net loss attributed to common shareholders	$(4.6)	$(4.6)	$0.1	$0.1	$(14.4)	$(14.4)	$(0.8)	$(0.8)
Less: Restricted stock dividends	(0.3)	(0.3)	(0.2)	(0.2)	(0.8)	(0.8)	(0.7)	(0.6)
Net loss available to shareholders	$(4.9)	$(4.9)	$(0.1)	$(0.1)	$(15.2)	$(15.2)	$(1.5)	$(1.4)
Denominator:
Weighted average common outstanding-basic	64.3	64.3	36.9	36.9	50.6	50.6	26.5	26.5
Performance-based restricted stock(1)(2)		—		—		—		—
Convertible securities(1)(2)		—		—		—		—
Weighted average shares outstanding-diluted		64.3		36.9		50.6		26.5
EPS:
Net loss per share-basic	$(0.08)		$—		$(0.30)		$(0.06)
Effect of dilutive shares:
Net loss per share-diluted		$(0.08)		$—		$(0.30)		$(0.06)
 (1) We have excluded 0.8 million shares of restricted stock, and 15.4 million of operating partnership units which are securities that are convertible into our common stock, from our diluted earnings per share as of September 30, 2015, as these securities were deemed anti-dilutive.
 (2) We have excluded 0.9 million shares of restricted stock, and 36.9 million of operating partnership units which are securities that are convertible into our common stock, from our diluted earnings per share as of September 30, 2014, as these securities were deemed anti-dilutive.

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
The following related party transactions are based on agreements and arrangements that were in place during the respective periods. Revenues and expenses for the periods presented were as follows:

(amounts in millions)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Revenue:
Data center colocation agreement provided to CBT and CBTS	$2.0	$1.7	$5.7	$4.7
229 West 7th Street lease provided to CBT	0.5	0.5	1.6	1.5
Goldcoast Drive/Parkway (Mason) lease	—	0.1	0.1	0.3
Transition services provided to CBTS (network interfaces)	0.1	0.1	0.2	0.3
Data center leases provided to CBTS	2.7	3.3	8.9	10.5
Total revenue	$5.3	$5.7	$16.5	$17.3

Operating costs and expenses:
Transition services agreement by CBTS	$0.1	$0.2	$0.4	$0.8
Charges for services provided by CBT (connectivity)	0.2	0.3	0.7	0.8
209 West 7th Street rent provided by CBT	0.1	—	0.1	0.1
Total operating costs and expenses	$0.4	$0.5	$1.2	$1.7
As of September 30, 2015 and December 31, 2014, the amounts receivable from and payable to CBI were as follows:

	As of	As of
(amounts in millions)	September 30, 2015	December 31, 2014

Accounts receivable from CBI	$1.3	$0.8

Accounts payable	$0.7	$1.7
Dividends/distributions payable	2.0	5.6
Total accounts payable	$2.7	$7.3
The dividends/distributions payable as of September 30, 2015, reflect the balance due to subsidiaries of CBI related to the dividend and distribution announced on August 5, 2015, of $0.315 per share and operating partnership unit, based on CBI's ownership of common shares of CyrusOne Inc. and operating partnership units of CyrusOne LP as of the Record Date of September 25, 2015.

14. Income Taxes
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
We have elected to designate two subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS may perform services for our tenants that would otherwise be considered impermissible for REITs. The income generated from these services is taxed at federal and state corporate rates. While CyrusOne Inc. and the operating partnership do not pay federal income taxes, we are still subject to foreign, state, and local income taxes in the locations in which we conduct business. Income tax expense was $0.7 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively. Income tax expense was $1.5 million and $1.1 million for the nine months ended September 30, 2015 and 2014, respectively.
In conjunction with the Company’s tax sharing arrangement with CBI, CBI may be required to file Texas margin tax returns on a consolidated, combined or unitary basis with the Company for any given year. If such return is prepared by CBI on a combined or consolidated basis to include the Company, the related Texas margin tax of the Company will be paid by CBI. The Company will then reimburse CBI for its portion of the related Texas margin tax. The Texas margin tax payable was $0.7 million as of September 30, 2015 and $1.7 million as of December 31, 2014. Effective June 26, 2014, CBI’s ownership percentage in the operating partnership was reduced to below 50 percent. As a result, the Company files its own Texas margin tax return and therefore, reimbursements to CBI by the Company are no longer necessary.
For certain entities we calculate deferred tax assets and liabilities for temporary differences in the basis between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Deferred tax assets (net of valuation allowance) and liabilities were accrued, as necessary, for the periods ended September 30, 2015 and December 31, 2014. As of September 30, 2015 and December 31, 2014, the net domestic and foreign deferred tax assets were zero.

15. Guarantors
CyrusOne Inc.
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the “Issuers”), had $477.7 million aggregate principal amount of 6.375% senior notes outstanding, including bond premium, at September 30, 2015. As of September 30, 2015, the 6.375% senior notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (the “Parent Guarantor”), CyrusOne GP (the “General Partner”), and CyrusOne LP’s 100% owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc. and CyrusOne Foreign Holdings LLC, Cervalis Holdings LLC, and Cervalis LLC (such subsidiaries, together the “Guarantors”). None of CyrusOne LP's subsidiaries organized outside of the United States (collectively, the “Non-Guarantors”) guarantee the 6.375% senior notes. Subject to the provisions of the indenture governing the 6.375% senior notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

•
upon the sale or other disposition (including by way of consolidation or merger) of such Guarantor or of all of the capital stock of such Guarantor such that such Guarantor is no longer a restricted subsidiary under the indenture,

•	upon the sale or disposition of all or substantially all of the assets of the Guarantor,

•	upon the LP Co-issuer designating such Guarantor as an unrestricted subsidiary under the terms of the indenture,

•	if such Guarantor is no longer a guarantor or other obligor of any other indebtedness of the LP Co-issuer or the Parent Guarantor, and

•	upon the defeasance or discharge of the 6.375% senior notes in accordance with the terms of the indenture.
As of September 30, 2015, the following provides information regarding the entity structure of each Issuer and guarantor of the 6.375% senior notes:
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
Issuers – The Issuers are CyrusOne LP and CyrusOne Finance Corp. CyrusOne Finance Corp., a 100% owned subsidiary of CyrusOne LP, was formed for the sole purpose of acting as co-issuer of the 6.375% senior notes and has no other assets or operations. CyrusOne LP, in addition to being the co-issuer of the 6.375% senior notes, is also the 100% owner, either directly or indirectly, of the Guarantors and Non-Guarantors.
Guarantors – The guarantors include CyrusOne LLC, CyrusOne TRS Inc., and CyrusOne Foreign Holdings LLC. In addition, on July 2, 2015, following the completion of the Cervalis acquisition, Cervalis and its wholly owned subsidiary, Cervalis LLC (together with Cervalis, the "Cervalis Subsidiaries") agreed to provide unconditional guarantees of the issuers’ obligations under the senior notes. The guarantee of each Cervalis Subsidiary is (i) a senior unsecured obligation of such Cervalis Subsidiary, (ii) pari passu in right of payment with any existing and future unsecured senior indebtedness of such Cervalis Subsidiary, (iii) senior in right of payment to any future subordinated indebtedness of such Cervalis Subsidiary and (iv) effectively subordinated in right of payment to all existing and future secured indebtedness of such Cervalis Subsidiary, to the extent of the value of the collateral securing that indebtedness. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly owns 100% of the Non-Guarantors.
Non-Guarantors consist of 100% owned subsidiaries which conduct operations in the United Kingdom and Singapore.
The following schedules present the balance sheets as of September 30, 2015 and December 31, 2014, and the statements of operations for the three and nine months ended September 30, 2015 and September 30, 2014, and the statements of cash flows for the nine months ended September 30, 2015 and September 30, 2014 for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors.
For the three and nine months ended September 30, 2014, the Company has revised its Guarantor Condensed Consolidated Balance Sheets, Condensed Consolidating Statements of Income, and Condensed Consolidating Statements of Cash Flows to correct an immaterial error in the prior periods. Previously, the Investment in Subsidiaries and Equity Loss related to Investment in Subsidiaries reported by the Parent Guarantors included amounts related to noncontrolling interests. Those noncontrolling interest amounts are now reported in the Eliminations/Consolidations column. The impact of those changes was to reduce the dividends paid by the Parent Guarantor and return on investment by $21.4 million in the Statement of Cash Flows for the period ended September 30, 2014. These errors had no effect on the consolidated financials of either CyrusOne Inc. or CyrusOne LP and is not material to the consolidated financial statements taken as a whole.
The Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2015, includes the acquisition of Cervalis in July 2015. The results for Cervalis are included in the Guarantor financial statements subsequent to the acquisition.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Balance Sheets

	As of September 30, 2015
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$93.0	$—	$—	$93.0
Buildings and improvements	—	—	—	—	857.4	40.3	—	897.7
Equipment	—	—	—	—	552.1	0.9	2.6	555.6
Construction in progress	—	—	—	—	186.0	0.1	1.0	187.1
Subtotal	—	—	—	—	1,688.5	41.3	3.6	1,733.4
Accumulated depreciation	—	—	—	—	(395.3)	(9.1)	—	(404.4)
Net investment in real estate	—	—	—	—	1,293.2	32.2	3.6	1,329.0
Cash and cash equivalents	1.7	—	—	—	33.0	5.1	—	39.8
Investment in subsidiaries	784.3	8.4	878.5	—	1.6	—	(1,672.8)	—
Restricted cash	—	—	—	—	7.1	—	—	7.1
Rent and other receivables	—	—	—	—	73.2	1.3	—	74.5
Intercompany receivable	—	—	959.9	—	1.7	—	(961.6)	—
Goodwill	—	—	—	—	453.4	—	—	453.4
Intangible assets, net	—	—	—	—	175.7	—	—	175.7
Due from affiliates and parent	—	—	—	—	1.3	—	—	1.3
Other assets	—	—	19.4	—	78.3	3.1	—	100.8
Total assets	$786.0	$8.4	$1,857.8	$—	$2,118.5	$41.7	$(2,630.8)	$2,181.6
Accounts payable and accrued expenses	$—	$—	$35.6	$—	$78.9	$1.8	$—	$116.3
Deferred revenue	—	—	—	—	73.5	0.6	—	74.1
Intercompany payable	1.7	—	—	—	959.9	—	(961.6)	—
Due to affiliates	—	—	2.0	—	0.7	—	—	2.7
Capital lease obligations	—	—	—	—	6.6	6.2	—	12.8
Long-term debt	—	—	982.7	—	—	—	—	982.7
Other financing arrangements	—	—	—	—	120.4	31.5	—	151.9
Total liabilities	1.7	—	1,020.3	—	1,240.0	40.1	(961.6)	1,340.5
Total shareholders' equity	784.3	8.4	837.5	—	878.5	1.6	(1,722.4)	787.9
Noncontrolling interest	—	—	—	—	—	—	53.2	53.2
Total equity	784.3	8.4	837.5	—	878.5	1.6	(1,669.2)	841.1
Total liabilities and equity	$786.0	$8.4	$1,857.8	$—	$2,118.5	$41.7	$(2,630.8)	$2,181.6

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

	As of December 31, 2014
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$89.7	$—	$—	$89.7
Buildings and improvements	—	—	—	—	770.9	41.7	—	812.6
Equipment	—	—	—	—	348.3	0.8	—	349.1
Construction in progress	—	—	—	—	124.8	—	2.2	127.0
Subtotal	—	—	—	—	1,333.7	42.5	2.2	1,378.4
Accumulated depreciation	—	—	—	—	(319.7)	(7.3)	—	(327.0)
Net investment in real estate	—	—	—	—	1,014.0	35.2	2.2	1,051.4
Cash and cash equivalents	—	—	—	—	33.5	3.0	—	36.5
Investment in subsidiaries	458.5	7.1	734.3	—	3.6	—	(1,203.5)	—
Rent and other receivables	—	—	—	—	57.9	3.0	—	60.9
Intercompany receivable	—	—	642.9	—	—	—	(642.9)	—
Goodwill	—	—	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	—	—	68.9	—	—	68.9
Due from affiliates and parent	—	—	—	—	0.8	—	—	0.8
Other assets	—	—	15.5	—	73.1	3.2	—	91.8
Total assets	$458.5	$7.1	$1,392.7	$—	$1,528.0	$44.4	$(1,844.2)	$1,586.5
Accounts payable and accrued expenses	$—	$—	$12.5	$—	$56.9	$0.5	$—	$69.9
Deferred revenue	—	—	—	—	65.1	0.6	—	65.7
Intercompany payable	—	—	—	—	642.9	—	(642.9)	—
Due to affiliates	—	—	5.6	—	1.7	—	—	7.3
Capital lease obligations	—	—	—	—	6.2	7.2	—	13.4
Long-term debt	—	—	659.8	—	—	—	—	659.8
Other financing arrangements	—	—	—	—	20.9	32.5	—	53.4
Total liabilities	—	—	677.9	—	793.7	40.8	(642.9)	869.5
Total shareholders' equity	458.5	7.1	714.8	—	734.3	3.6	(1,457.6)	460.7
Noncontrolling interest	—	—	—	—	—	—	256.3	256.3
Total equity	458.5	7.1	714.8	—	734.3	3.6	(1,201.3)	717.0
Total liabilities and equity	$458.5	$7.1	$1,392.7	$—	$1,528.0	$44.4	$(1,844.2)	$1,586.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2015
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/ Consolidations	Total
Revenue	$—	$—	$—	$—	$109.7	$1.5	$—	$111.2
Costs and expenses:
Property operating expenses	—	—	—	—	41.6	0.6	—	42.2
Sales and marketing	—	—	—	—	3.2	—	—	3.2
General and administrative	—	—	—	—	12.4	0.1	—	12.5
Depreciation and amortization	—	—	—	—	38.3	0.8	—	39.1
Transaction and acquisition integration costs	—	—	—	—	1.8	—	—	1.8
Asset impairments and loss on disposal	—	—	—	—	4.9	—	—	4.9
Total costs and expenses	—	—	—	—	102.2	1.5	—	103.7
Operating income (loss)	—	—	—	—	7.5	—	—	7.5
Interest expense	—	—	11.2	—	—	0.8	0.1	12.1
Income (loss) before income taxes	—	—	(11.2)	—	7.5	(0.8)	(0.1)	(4.6)
Income tax expense	—	—	—	—	(0.7)	—	—	(0.7)
Equity earnings (loss) related to investment in subsidiaries	(4.5)	—	6.0	—	(0.8)	—	(0.7)	—
Net income (loss)	(4.5)	—	(5.2)	—	6.0	(0.8)	(0.8)	(5.3)
Noncontrolling interest in net loss	—	—	—	—	—	—	(0.7)	(0.7)
Net income (loss) attributed to common shareholders	$(4.5)	$—	$(5.2)	$—	$6.0	$(0.8)	$(0.1)	$(4.6)

	Three Months Ended September 30, 2014
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$83.0	$1.8	$—	$84.8
Costs and expenses:
Property operating expenses	—	—	—	—	32.2	0.8	—	33.0
Sales and marketing	—	—	—	—	3.2	—	—	3.2
General and administrative	—	—	—	—	8.9	0.1	—	9.0
Depreciation and amortization	—	—	—	—	29.2	0.8	—	30.0
Transaction costs	—	—	—	—	—	—	—	—
Total costs and expenses	—	—	—	—	73.5	1.7	—	75.2
Operating income (loss)	—	—	—	—	9.5	0.1	—	9.6
Interest expense	—	—	9.6	—	—	0.8	(1.4)	9.0
Income (loss) before income taxes	—	—	(9.6)	—	9.5	(0.7)	1.4	0.6
Income tax expense	—	—	—	—	(0.4)	—	—	(0.4)
Equity earnings (loss) related to investment in subsidiaries	(1.3)	—	8.4	—	(0.7)	—	(6.4)	—
Net income (loss)	(1.3)	—	(1.2)	—	8.4	(0.7)	(5.0)	0.2
Noncontrolling interest in net loss	—	—	—	—	—	—	0.1	0.1
Net income (loss) attributed to common shareholders	$(1.3)	$—	$(1.2)	$—	$8.4	$(0.7)	$(5.1)	$0.1

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2015
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/ Consolidations	Total
Revenue	$—	$—	$—	$—	$281.9	$4.1	$—	$286.0
Costs and expenses:
Property operating expenses	—	—	—	—	105.4	1.9	—	107.3
Sales and marketing	—	—	—	—	8.8	0.1	—	8.9
General and administrative	—	—	—	—	31.5	—	—	31.5
Depreciation and amortization	—	—	—	—	99.5	2.1	—	101.6
Transaction and acquisition integration costs	—	—	—	—	11.5	—	—	11.5
Asset impairments and loss on disposal	—	—	—	—	13.5	—	—	13.5
Total costs and expenses	—	—	—	—	270.2	4.1	—	274.3
Operating income (loss)	—	—	—	—	11.7	—	—	11.7
Interest expense	—	—	28.1	—	—	2.4	(1.3)	29.2
Income (loss) before income taxes	—	—	(28.1)	—	11.7	(2.4)	1.3	(17.5)
Income tax expense	—	—	—	—	(1.5)	—	—	(1.5)
Equity earnings (loss) related to investment in subsidiaries	(15.7)	(0.2)	7.8	—	(2.4)	—	10.5	—
Net income (loss)	(15.7)	(0.2)	(20.3)	—	7.8	(2.4)	11.8	(19.0)
Noncontrolling interest in net loss	—	—	—	—	—	—	(4.6)	(4.6)
Net income (loss) attributed to common shareholders	$(15.7)	$(0.2)	$(20.3)	$—	$7.8	$(2.4)	$16.4	$(14.4)

	Nine Months Ended September 30, 2014
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$239.6	$4.4	$—	$244.0
Costs and expenses:
Property operating expenses	—	—	—	—	90.5	2.0	—	92.5
Sales and marketing	—	—	—	—	9.6	0.1	—	9.7
General and administrative	—	—	—	—	24.5	0.2	—	24.7
Depreciation and amortization	—	—	—	—	85.1	2.3	—	87.4
Transaction costs	—	—	—	—	0.9	—	—	0.9
Total costs and expenses	—	—	—	—	210.6	4.6	—	215.2
Operating income (loss)	—	—	—	—	29.0	(0.2)	—	28.8
Interest expense	—	—	28.9	—	—	2.6	(1.1)	30.4
Income (loss) before income taxes	—	—	(28.9)	—	29.0	(2.8)	1.1	(1.6)
Income tax expense	—	—	—	—	(1.1)	—	—	(1.1)
Equity earnings (loss) related to investment in subsidiaries	(1.9)	—	25.1	—	(2.8)	—	(20.4)	—
Net income (loss)	(1.9)	—	(3.8)	—	25.1	(2.8)	(19.3)	(2.7)
Noncontrolling interest in net loss	—	—	—	—	—	—	(1.9)	(1.9)
Net income (loss) attributed to common shareholders	$(1.9)	$—	$(3.8)	$—	$25.1	$(2.8)	$(17.4)	$(0.8)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2015
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Cash flows from operating activities:
Net (loss) income	$(15.7)	$(0.2)	(20.3)	$—	$7.8	$(2.4)	$11.8	$(19.0)
Equity income (loss) related to investment in subsidiaries	15.7	0.2	(7.8)	—	2.4	—	(10.5)	—
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	—	99.5	2.1	—	101.6
Non-cash interest expense	—	—	2.3	—	—	—	—	2.3
Stock-based compensation expense	—	—	—	—	10.5	—	—	10.5
Provision for bad debt write off	—	—	—	—	0.3	—	—	0.3
Asset impairments	—	—	—	—	13.5	—	—	13.5
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	(0.8)	—	(17.9)	1.8	—	(16.9)
Accounts payable and accrued expenses	—	—	9.3	—	(0.7)	1.3	—	9.9
Deferred revenues	—	—	—	—	0.8	—	—	0.8
Advances to affiliates	—	—	—	—	(1.5)	—	—	(1.5)
Net cash provided by (used in) operating activities	—	—	(17.3)	—	114.7	2.8	1.3	101.5
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	—	—	(17.3)	—	—	(17.3)
Capital expenditures - other development	—	—	—	—	(140.2)	(0.7)	—	(140.9)
Business acquisitions, net of cash acquired	—	—	—	—	(398.4)	—	—	(398.4)
Investment in and loans to subsidiaries	(202.9)	—	—	—	202.9	—	—	—
Return of investment	41.3	(2.0)	81.0	—	(23.0)	—	(97.3)	—
Intercompany contributions/distributions	1.7	—	(323.8)	—	(1.7)	—	323.8	—
Net cash provided by (used in) investing activities	(159.9)	(2.0)	(242.8)	—	(377.7)	(0.7)	226.5	(556.6)
Cash flows from financing activities:
Issuance of common stock	799.3	—	—	—	—	—	—	799.3
Acquisition of operating partnership units	(596.4)	—	—	—	—	—	—	(596.4)
Stock issuance costs	(0.8)	—	—	—	—	—	—	(0.8)
Dividends paid	(40.5)	—	(58.3)	—	(58.3)	—	98.8	(58.3)
Intercompany borrowings	—	—	—	—	323.8	—	(323.8)	—
Borrowings from credit facility	—	—	220.0	—	—	—	—	220.0
Proceeds from issuance of debt	—	—	103.8	—	—	—	—	103.8
Payments on capital leases and other financing arrangements	—	—	—	—	(3.0)	(0.8)	—	(3.8)
Debt issuance costs	—	—	(5.4)	—	—	—	—	(5.4)
Contributions/distributions from parent	—	2.0	—	—	—	0.8	(2.8)	—
Net cash provided by (used in) financing activities	161.6	2.0	260.1	—	262.5	—	(227.8)	458.4
Net increase in cash and cash equivalents	1.7	—	—	—	(0.5)	2.1	—	3.3
Cash and cash equivalents at beginning of period	—	—	—	—	33.5	3.0	—	36.5
Cash and cash equivalents at end of period	$1.7	$—	$—	$—	$33.0	$5.1	$—	$39.8

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

	Nine Months Ended September 30, 2014
(amounts in millions)	Parent Guarantor (1)	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Cash flows from operating activities:
Net (loss) income	$(1.9)	$—	$(3.8)	$—	$25.1	$(2.8)	$(19.3)	$(2.7)
Equity earnings (loss) related to investment in subsidiaries	1.9	—	(25.1)	—	2.8	—	20.4	—
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	—	85.1	2.3	—	87.4
Non-cash interest expense	—	—	2.6	—	0.1	—	—	2.7
Stock-based compensation expense	—	—	—	—	7.6	—	—	7.6
Provision for doubtful accounts	—	—	—	—	0.9	—	—	0.9
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	—	—	(28.6)	(2.7)	—	(31.3)
Accounts payable and accrued expenses	—	—	13.4	—	0.5	0.2	—	14.1
Deferred revenues	—	—	—	—	10.3	(0.1)	—	10.2
Due to affiliates and parent	—	—	—	—	(0.6)	—	—	(0.6)
Net cash (used in) provided by operating activities	—	—	(12.9)	—	103.2	(3.1)	1.1	88.3
Cash flows from investing activities:
Capital expenditures - other development	—	—	—	—	(194.7)	(0.2)	—	(194.9)
Intercompany borrowings	—	—	—	—	0.2	(0.2)	—	—
Return of investment	17.3	—	49.0	—	(13.1)	—	(53.2)	—
Net cash provided by (used in) investing activities	17.3	—	49.0	—	(207.6)	(0.4)	(53.2)	(194.9)
Cash flows from financing activities:
Issuance of common stock	355.9	—	—	—	—	—	—	355.9
Stock issuance costs	(1.3)	—	—	—	—	—	—	(1.3)
Acquisition of partnership units	(355.9)	—	—	—	—	—	—	(355.9)
Dividends paid	(16.0)	—	(37.4)	—	(37.4)	—	53.4	(37.4)
Borrowings from credit facility	—	—	30.0	—	—	—	—	30.0
Payments on capital leases and other financing arrangements	—	—	—	—	(2.7)	(0.4)	—	(3.1)
Contributions (distributions) from parent guarantor	—	—	(28.7)	—	25.1	4.9	(1.3)	—
Net cash (used in) provided by financing activities	(17.3)	—	(36.1)	—	(15.0)	4.5	52.1	(11.8)
Net (decrease) increase in cash and cash equivalents	—	—	—	—	(119.4)	1.0	—	(118.4)
Cash and cash equivalents at beginning of period	—	—	—	—	146.8	2.0	—	148.8
Cash and cash equivalents at end of period	$—	$—	$—	$—	$27.4	$3.0	$—	$30.4

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

CyrusOne LP
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the “Issuers”), had $477.7 million aggregate principal amount of 6.375% senior notes outstanding, including bond premium, at September 30, 2015. As of September 30, 2015, the 6.375% senior notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (the “Parent Guarantor”), CyrusOne GP (the “General Partner”), and CyrusOne LP’s 100% owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc., CyrusOne Foreign Holdings LLC, Cervalis Holdings LLC and Cervalis LLC (such subsidiaries, together the “Guarantors”). None of the subsidiaries organized outside of the United States (collectively, the “Non-Guarantors”) guarantee the 6.375% senior notes. Subject to the provisions of the indenture governing the 6.375% senior notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

•
upon the sale or other disposition (including by way of consolidation or merger) of such Guarantor or of all of the capital stock of such Guarantor such that such Guarantor is no longer a restricted subsidiary under the indenture,

•	upon the sale or disposition of all or substantially all of the assets of the Guarantor,

•	upon the LP Co-issuer designating such Guarantor as an unrestricted subsidiary under the terms of the indenture,

•	if such Guarantor is no longer a guarantor or other obligor of any other indebtedness of the LP Co-issuer or the Parent Guarantor, and

•	upon the defeasance or discharge of the 6.375% senior notes in accordance with the terms of the indenture.

As of September 30, 2015, the following provides information regarding the entity structure of each Issuer and guarantor of the 6.375% senior notes:
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

Issuers – The Issuers are CyrusOne LP and CyrusOne Finance Corp. CyrusOne Finance Corp., a 100% owned subsidiary of CyrusOne LP, was formed for the sole purpose of acting as co-issuer of the 6.375% senior notes and has no other assets or operations. CyrusOne LP, in addition to being the co-issuer of the 6.375% senior notes, is also the 100% owner, either directly or indirectly, of the Guarantors and Non-Guarantors.
Guarantors – The guarantors include CyrusOne LLC, CyrusOne TRS Inc., and CyrusOne Foreign Holdings LLC. In addition, on July 2, 2015, following the completion of the Cervalis acquisition, Cervalis and its wholly owned subsidiary, Cervalis LLC (together with Cervalis, the "Cervalis Subsidiaries") agreed to provide unconditional guarantees of the issuers’ obligations under the senior notes. The guarantee of each Cervalis Subsidiary is (i) a senior unsecured obligation of such Cervalis Subsidiary, (ii) pari passu in right of payment with any existing and future unsecured senior indebtedness of such Cervalis Subsidiary, (iii) senior in right of payment to any future subordinated indebtedness of such Cervalis Subsidiary and (iv) effectively subordinated in right of payment to all existing and future secured indebtedness of such Cervalis Subsidiary, to the extent of the value of the collateral securing that indebtedness. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly owns 100% of the Non-Guarantors.
Non-Guarantors consist of 100% owned subsidiaries which conduct operations in the United Kingdom and Singapore.
The following schedules present the balance sheets as of September 30, 2015 and December 31, 2014, and the statements of operations for the three and nine months ended September 30, 2015 and September 30, 2014, and the statements of cash flows for the nine months ended September 30, 2015 and September 30, 2014 for the LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Balance Sheets

	As of September 30, 2015
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$93.0	$—	$—	$93.0
Buildings and improvements	—	—	857.4	40.3	—	897.7
Equipment	—	—	552.1	0.9	2.6	555.6
Construction in progress	—	—	186.0	0.1	1.0	187.1
Subtotal	—	—	1,688.5	41.3	3.6	1,733.4
Accumulated depreciation	—	—	(395.3)	(9.1)	—	(404.4)
Net investment in real estate	—	—	1,293.2	32.2	3.6	1,329.0
Cash and cash equivalents	—	—	33.0	5.1	—	38.1
Investment in subsidiaries	878.5	—	1.6	—	(880.1)	—
Rent and other receivables	—	—	73.2	1.3	—	74.5
Intercompany receivable	959.9	—	—	—	(959.9)	—
Restricted cash	—	—	7.1	—	—	7.1
Goodwill	—	—	453.4	—	—	453.4
Intangible assets, net	—	—	175.7	—	—	175.7
Due from affiliates and parent	—	—	3.0	—	—	3.0
Other assets	19.4	—	78.3	3.1	—	100.8
Total assets	$1,857.8	$—	$2,118.5	$41.7	$(1,836.4)	$2,181.6
Accounts payable and accrued expenses	$35.6	$—	$78.9	$1.8	$—	$116.3
Deferred revenue	—	—	73.5	0.6	—	74.1
Intercompany payable	—	—	959.9	—	(959.9)	—
Due to affiliates	2.0	—	0.7	—	—	2.7
Capital lease obligations	—	—	6.6	6.2	—	12.8
Long-term debt	982.7	—	—	—	—	982.7
Other financing arrangements	—	—	120.4	31.5	—	151.9
Total liabilities	1,020.3	—	1,240.0	40.1	(959.9)	1,340.5
Total partnership capital	837.5	—	878.5	1.6	(876.5)	841.1
Total liabilities and partnership capital	$1,857.8	$—	$2,118.5	$41.7	$(1,836.4)	$2,181.6

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

	As of December 31, 2014
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$89.7	$—	$—	$89.7
Buildings and improvements	—	—	770.9	41.7	—	812.6
Equipment	—	—	348.3	0.8	—	349.1
Construction in progress	—	—	124.8	—	2.2	127.0
Subtotal	—	—	1,333.7	42.5	2.2	1,378.4
Accumulated depreciation	—	—	(319.7)	(7.3)	—	(327.0)
Net investment in real estate	—	—	1,014.0	35.2	2.2	1,051.4
Cash and cash equivalents	—	—	33.5	3.0	—	36.5
Investment in subsidiaries	734.3	—	3.6	—	(737.9)	—
Rent and other receivables	—	—	57.9	3.0	—	60.9
Intercompany receivable	642.9	—	—	—	(642.9)	—
Goodwill	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	68.9	—	—	68.9
Due from affiliates and parent	—	—	0.8	—	—	0.8
Other assets	15.5	—	73.1	3.2	—	91.8
Total assets	$1,392.7	$—	$1,528.0	$44.4	$(1,378.6)	$1,586.5
Accounts payable and accrued expenses	$12.5	$—	$56.9	$0.5	$—	$69.9
Deferred revenue	—	—	65.1	0.6	—	65.7
Intercompany payable	—	—	642.9	—	(642.9)	—
Due to affiliates	5.6	—	1.7	—	—	7.3
Capital lease obligations	—	—	6.2	7.2	—	13.4
Long-term debt	659.8	—	—	—	—	659.8
Other financing arrangements	—	—	20.9	32.5	—	53.4
Total liabilities	677.9	—	793.7	40.8	(642.9)	869.5
Total partnership capital	714.8	—	734.3	3.6	(735.7)	717.0
Total liabilities and partnership capital	$1,392.7	$—	$1,528.0	$44.4	$(1,378.6)	$1,586.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2015
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/ Consolidations	Total
Revenue	$—	$—	$109.7	$1.5	$—	$111.2
Costs and expenses:
Property operating expenses	—	—	41.6	0.6	—	42.2
Sales and marketing	—	—	3.2	—	—	3.2
General and administrative	—	—	12.4	0.1	—	12.5
Depreciation and amortization	—	—	38.3	0.8	—	39.1
Transaction and acquisition integration costs	—	—	1.8	—	—	1.8
Asset impairments and loss on disposal	—	—	4.9	—	—	4.9
Total costs and expenses	—	—	102.2	1.5	—	103.7
Operating income (loss)	—	—	7.5	—	—	7.5
Interest expense	11.2	—	—	0.8	0.1	12.1
Income (loss) before income taxes	(11.2)	—	7.5	(0.8)	(0.1)	(4.6)
Income tax expense	—	—	(0.7)	—	—	(0.7)
Partnership earnings (loss) related to investment in subsidiaries	6.0	—	(0.8)	—	(5.2)	—
Noncontrolling interest in net loss	—	—	—	—	(0.7)	(0.7)
Net income (loss)	$(5.2)	$—	$6.0	$(0.8)	$(4.6)	$(4.6)

	Three Months Ended September 30, 2014
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$83.0	$1.8	$—	$84.8
Costs and expenses:
Property operating expenses	—	—	32.2	0.8	—	33.0
Sales and marketing	—	—	3.2	—	—	3.2
General and administrative	—	—	8.9	0.1	—	9.0
Depreciation and amortization	—	—	29.2	0.8	—	30.0
Transaction costs	—	—	—	—	—	—
Total costs and expenses	—	—	73.5	1.7	—	75.2
Operating income (loss)	—	—	9.5	0.1	—	9.6
Interest expense	9.6	—	—	0.8	(1.4)	9.0
Income (loss) before income taxes	(9.6)	—	9.5	(0.7)	1.4	0.6
Income tax expense	—	—	(0.4)	—	—	(0.4)
Partnership earnings (loss) related to investment in subsidiaries	8.4	—	(0.7)	—	(7.7)	—
Net income (loss)	$(1.2)	$—	$8.4	$(0.7)	$(6.3)	$0.2

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2015
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/ Consolidations	Total
Revenue	$—	$—	$281.9	$4.1	$—	$286.0
Costs and expenses:
Property operating expenses	—	—	105.4	1.9	—	107.3
Sales and marketing	—	—	8.8	0.1	—	8.9
General and administrative	—	—	31.5	—	—	31.5
Depreciation and amortization	—	—	99.5	2.1	—	101.6
Transaction and acquisition integration costs	—	—	11.5	—	—	11.5
Asset impairments and loss on disposal	—	—	13.5	—	—	13.5
Total costs and expenses	—	—	270.2	4.1	—	274.3
Operating income (loss)	—	—	11.7	—	—	11.7
Interest expense	28.1	—	—	2.4	(1.3)	29.2
Income (loss) before income taxes	(28.1)	—	11.7	(2.4)	1.3	(17.5)
Income tax expense	—	—	(1.5)	—	—	(1.5)
Partnership earnings (loss) related to investment in subsidiaries	7.8	—	(2.4)	—	(5.4)	—
Noncontrolling interest in net loss	—	—	—	—	(4.6)	(4.6)
Net income (loss)	$(20.3)	$—	$7.8	$(2.4)	$0.5	$(14.4)

	Nine Months Ended September 30, 2014
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$239.6	$4.4	$—	$244.0
Costs and expenses:
Property operating expenses	—	—	90.5	2.0	—	92.5
Sales and marketing	—	—	9.6	0.1	—	9.7
General and administrative	—	—	24.5	0.2	—	24.7
Depreciation and amortization	—	—	85.1	2.3	—	87.4
Transaction costs	—	—	0.9	—	—	0.9
Total costs and expenses	—	—	210.6	4.6	—	215.2
Operating income (loss)	—	—	29.0	(0.2)	—	28.8
Interest expense	28.9	—	—	2.6	(1.1)	30.4
Income (loss) before income taxes	(28.9)	—	29.0	(2.8)	1.1	(1.6)
Income tax expense	—	—	(1.1)	—	—	(1.1)
Partnership earnings (loss) related to investment in subsidiaries	25.1	—	(2.8)	—	(22.3)	—
Net income (loss)	$(3.8)	$—	$25.1	$(2.8)	$(21.2)	$(2.7)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2015
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Cash flows from operating activities:
Net (loss) income	$(20.3)	$—	$7.8	$(2.4)	$(4.1)	$(19.0)
Partnership income (loss) related to investment in subsidiaries	(7.8)	—	2.4	—	5.4	—
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	99.5	2.1	—	101.6
Non-cash interest expense	2.3	—	—	—	—	2.3
Stock-based compensation expense	—	—	10.5	—	—	10.5
Provision for bad debt write off	—	—	0.3	—	—	0.3
Asset impairments	—	—	13.5	—	—	13.5
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	(0.8)	—	(17.9)	1.8	—	(16.9)
Accounts payable and accrued expenses	9.3	—	(0.7)	1.3	—	9.9
Deferred revenues	—	—	0.8	—	—	0.8
Due to affiliates and parent	—	—	(3.2)	—	—	(3.2)
Net cash (used in) provided by operating activities	(17.3)	—	113.0	2.8	1.3	99.8
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	(17.3)	—	—	(17.3)
Capital expenditures - other development	—	—	(140.2)	(0.7)	—	(140.9)
Business acquisitions, net of cash acquired	—	—	(398.4)	—	—	(398.4)
Investments in and loans to subsidiaries	—	—	202.9	—	(202.9)	—
Intercompany borrowings	(323.8)	—	—	—	323.8	—
Return of investment	81.0	—	(23.0)	—	(58.0)	—
Net cash provided by (used in) investing activities	(242.8)	—	(376.0)	(0.7)	62.9	(556.6)
Cash flows from financing activities:
Issuance of common stock	—	—	—	—	799.3	799.3
Stock issuance costs	—	—	—	—	(0.8)	(0.8)
Acquisition of partnership units	—	—	—	—	(596.4)	(596.4)
Distributions paid	(58.3)	—	(58.3)	—	58.3	(58.3)
Intercompany borrowings	—	—	323.8	—	(323.8)	—
Borrowings from credit facility	220.0	—	—	—	—	220.0
Proceeds from issuance of debt	103.8	—	—	—	—	103.8
Payments on capital leases and other financing arrangements	—	—	(3.0)	(0.8)	—	(3.8)
Debt issuance costs	(5.4)	—	—	—	—	(5.4)
Contributions/distributions from parent	—	—	—	0.8	(0.8)	—
Net cash (used in) provided by financing activities	260.1	—	262.5	—	(64.2)	458.4
Net increase (decrease) in cash and cash equivalents	—	—	(0.5)	2.1	—	1.6
Cash and cash equivalents at beginning of period	—	—	33.5	3.0	—	36.5
Cash and cash equivalents at end of period	$—	$—	$33.0	$5.1	$—	$38.1

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

	Nine Months Ended September 30, 2014
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Cash flows from operating activities:
Net (loss) income	$(3.8)	$—	$25.1	$(2.8)	$(21.2)	$(2.7)
Partnership income (loss) related to investment in subsidiaries	(25.1)	—	2.8	—	22.3	—
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	85.1	2.3	—	87.4
Non-cash interest expense	2.6	—	0.1	—	—	2.7
Stock-based compensation expense	—	—	7.6	—	—	7.6
Provision for bad debt write off	—	—	0.9	—	—	0.9
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	(28.6)	(2.7)	—	(31.3)
Accounts payable and accrued expenses	13.4	—	0.5	0.2	—	14.1
Deferred revenues	—	—	10.3	(0.1)	—	10.2
Due to affiliates and parent	—	—	(0.6)	—	—	(0.6)
Net cash (used in) provided by operating activities	(12.9)	—	103.2	(3.1)	1.1	88.3
Cash flows from investing activities:
Capital expenditures - other development	—	—	(194.7)	(0.2)	—	(194.9)
Intercompany borrowings	—	—	0.2	(0.2)	—	—
Return of investment	49.0	—	(13.1)	—	(35.9)	—
Net cash provided by (used in) investing activities	49.0	—	(207.6)	(0.4)	(35.9)	(194.9)
Cash flows from financing activities:
Stock issuance costs	—	—	—	—	—	—
Distributions paid	(37.4)	—	(37.4)	—	37.4	(37.4)
Borrowings from credit facility	30.0	—	—	—	—	30.0
Payments on capital leases and other financing arrangements	—	—	(2.7)	(0.4)	—	(3.1)
Contributions (distributions) from parent guarantor	(28.7)	—	25.1	4.9	(2.6)	(1.3)
Net cash (used in) provided by financing activities	(36.1)	—	(15.0)	4.5	34.8	(11.8)
Net (decrease) increase in cash and cash equivalents	—	—	(119.4)	1.0	—	(118.4)
Cash and cash equivalents at beginning of period	—	—	146.8	2.0	—	148.8
Cash and cash equivalents at end of period	$—	$—	$27.4	$3.0	$—	$30.4

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

Overview
Our Company. We are an owner, operator and developer of enterprise-class, carrier-neutral, multi-tenant data center properties. Our enterprise-class, carrier-neutral, multi-tenant data centers are purpose-built facilities with redundant power, cooling and access to a range of telecommunications carriers. As of September 30, 2015, we provide mission-critical data center facilities that protect and ensure the continued operation of information technology (“IT”) infrastructure for 929 customers in 31 data centers and 2 recovery centers in 12 distinct markets (10 cities in the U.S., London and Singapore). We provide twenty-four hours-a-day, seven-days-a-week security guard monitoring with customizable security features.
Our goal is to be the preferred global data center provider to the Fortune 1000. As of September 30, 2015, our customers included 9 of the Fortune 20 and 169 of the Fortune 1000 or private or foreign enterprises of equivalent size. These 169 customers provided 63% of our annualized rent as of September 30, 2015. Additionally, as of September 30, 2015, our top 10 customers represented 30% of our annualized rent.
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
Our Portfolio. As of September 30, 2015, our property portfolio included 31 data centers and 2 recovery centers in 12 distinct markets (10 cities in the U.S., London and Singapore) collectively providing approximately 2,850,236 net rentable square feet ("NRSF"), of which 86% was leased, and powered by approximately 235 MW of available critical load capacity. We own 17 of the buildings in which our data center facilities are located. We lease the remaining 16 buildings, which account for approximately 698,803 NRSF, or approximately 24.5% of our total operating NRSF. These leased buildings accounted for 33.1% of our total annualized rent as of September 30, 2015. As of September 30, 2015, we also had approximately 811,000 NRSF under development, as well as an aggregate of approximately 510,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 190 acres of land that are available for future data center shell development. Along with our primary product offering, leasing of colocation space, our customers are increasingly interested in ancillary office and other space. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers. The following tables provide an overview of our operating and development properties as of September 30, 2015.

CyrusOne Inc.
Data Center Portfolio
As of September 30, 2015
(Unaudited)

			Operating Net Rentable Square Feet (NRSF)(a)							Powered Shell Available for Future Development (NRSF)(j)	Available Critical Load Capacity (MW)(i)
Facilities	Metro Area	Annualized Rent(b)	Colocation Space (CSF)(c)	CSF Leased(d)	CSF Utilized(e)	Office & Other(f)	Office & Other Leased (g)	Supporting Infrastructure (h)	Total(i)
Westway Park Blvd., Houston, TX (Houston West 1)	Houston	$48,358,121	112,133	96%	96%	10,563	98%	36,756	159,452	3,000	28
West Seventh St., Cincinnati, OH (7th Street)***	Cincinnati	39,003,161	212,030	93%	94%	5,744	100%	171,156	388,930	37,000	13
S. State Highway 121 Business Lewisville, TX (Lewisville)*	Dallas	37,165,050	108,687	96%	100%	11,374	97%	59,345	179,406	—	18
W. Frankford, Carrollton, TX (Carrollton)	Dallas	34,615,470	226,604	79%	82%	29,420	94%	89,107	345,131	199,000	24
Madison Road (Totowa)**	New York	28,842,869	51,242	84%	84%	22,477	100%	58,964	132,683	—	6
Southwest Fwy., Houston, TX (Galleria)	Houston	26,462,397	63,469	75%	76%	23,259	51%	24,927	111,655	—	14
Myer Conners Rd (Wappingers Falls)**	New York	25,672,838	37,000	97%	97%	12,485	95%	22,087	71,572	—	3
South Ellis Street Chandler, AZ (Phoenix 1)	Phoenix	22,982,062	77,504	100%	100%	34,501	11%	38,697	150,702	31,000	27
Kingsview Dr., Lebanon, OH (Lebanon)	Cincinnati	22,337,333	65,303	86%	87%	44,886	72%	52,950	163,139	65,000	14
Westover Hills Blvd, San Antonio, TX (San Antonio 1)	San Antonio	19,410,208	43,843	100%	100%	5,989	83%	45,606	95,438	11,000	12
Westway Park Blvd., Houston, TX (Houston West 2)	Houston	16,625,900	79,492	79%	82%	3,355	62%	55,018	137,865	12,000	12
Industrial Rd., Florence, KY (Florence)	Cincinnati	14,946,370	52,698	100%	100%	46,848	87%	40,374	139,920	—	9
Metropolis Dr., Austin, TX (Austin 2)	Austin	12,983,625	43,772	93%	100%	1,821	100%	22,430	68,023	—	5
Riverbend Drive South (Stamford)**	New York	12,919,725	20,000	92%	92%	—	—%	8,484	28,484	—	2
South Ellis Street Chandler, AZ (Phoenix 2)	Phoenix	10,903,428	72,116	100%	100%	5,618	38%	25,516	103,250	4,000	12
Knightsbridge Dr., Hamilton, OH (Hamilton)*	Cincinnati	9,536,675	46,565	77%	79%	1,077	100%	35,336	82,978	—	10
Parkway Dr., Mason, OH (Mason)	Cincinnati	5,803,912	34,072	100%	100%	26,458	98%	17,193	77,723	—	4
E. Ben White Blvd., Austin, TX (Austin 1)	Austin	5,765,200	16,223	87%	87%	21,476	100%	7,517	45,216	—	2
Midway Rd., Carrollton, TX (Midway)**	Dallas	5,408,662	8,390	100%	100%	—	—%	—	8,390	—	1
Kestral Way (London)**	London	4,992,511	10,000	99%	99%	—	—%	514	10,514	—	1
Ridgetop Circle, Sterling, VA (Northern Virginia)	Sterling	4,946,915	74,653	47%	69%	1,901	100%	52,605	129,159	3,000	12
Norden Place (Norwalk)**	New York	3,135,624	13,192	67%	67%	4,085	72%	40,610	57,887	87,000	2
Marsh Lane, Carrollton, TX (Marsh Ln)**	Dallas	2,387,635	4,245	100%	100%	—	—%	—	4,245	—	1
Springer St., Lombard, IL (Lombard)	Chicago	2,307,326	13,516	71%	71%	4,115	100%	12,230	29,861	29,000	3
Omega Drive (Stamford)**	New York	1,493,004	—	—%	—%	18,513	87%	2,829	21,342	—	—
Bryan St., Dallas, TX (Bryan St)**	Dallas	934,154	3,020	51%	51%	—	—%	—	3,020	—	1
McAuley Place, Blue Ash, OH (Blue Ash)*	Cincinnati	551,116	6,193	39%	39%	6,950	100%	2,166	15,309	—	1
E. Monroe St., South Bend, IN (Monroe St.)	South Bend	475,740	6,350	22%	22%	—	—%	6,478	12,828	4,000	1
Crescent Circle, South Bend, IN (Blackthorn)*	South Bend	431,675	3,432	32%	40%	—	—%	5,125	8,557	11,000	1
Westway Park Blvd., Houston, TX (Houston West 3)	Houston	417,504	—	—%	—%	8,564	100%	5,304	13,868	—	—
Commerce Road (Totowa)**	New York	296,520	—	—%	—%	20,460	30%	5,540	26,000	—	—
Jurong East (Singapore)**	Singapore	290,529	3,200	19%	19%	—	—%	—	3,200	—	1
Goldcoast Dr., Cincinnati, OH (Goldcoast)	Cincinnati	95,700	2,728	—%	—%	5,280	100%	16,481	24,489	14,000	1
Total		$422,498,959	1,511,672	86%	89%	377,219	77%	961,345	2,850,236	510,000	235

*	Indicates properties in which we hold a leasehold interest in the building shell and land. All data center infrastructure has been constructed by us and owned by us.

**	Indicates properties in which we hold a leasehold interest in the building shell, land, and all data center infrastructure.

***	The information provided for the West Seventh Street (7th St.) property includes data for two facilities, one of which we lease and one of which we own.

(a)	Represents the total square feet of a building under lease or available for lease based on engineers' drawings and estimates but does not include space held for development or space used by CyrusOne.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of September 30, 2015 , multiplied by 12. For the month of September 2015, customer reimbursements were $49.5 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From October 1, 2013 through September 30, 2015, customer reimbursements under leases with separately metered power constituted between 9.0% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of September 30, 2015 was $431.7 million. Our annualized effective rent was greater than our annualized rent as of September 30, 2015 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(c)	CSF represents the NRSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.

(d)
Percent leased is determined based on CSF being billed to customers under signed leases as of September 30, 2015 divided by total CSF. Leases signed but not commenced as of September 30, 2015 are not included.

(e)	Utilization is calculated by dividing CSF under signed leases for colocation space (whether or not the lease has commenced billing) by total CSF.

(f)	Represents the NRSF at an operating facility that is currently leased or readily available for lease as space other than CSF, which is typically office and other space.

(g)
Percent leased is determined based on Office & Other space being billed to customers under signed leases as of September 30, 2015 divided by total Office & Other space. Leases signed but not commenced as of September 30, 2015 are not included.

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

(k)
Critical load capacity represents the aggregate power available for lease and exclusive use by customers expressed in terms of megawatts. The capacity reported is for non-redundant megawatts, as we can develop flexible solutions to our customers at multiple resiliency levels. Does not sum to total due to rounding.

CyrusOne Inc.
NRSF Under Development
As of September 30, 2015
(Dollars in millions)
(Unaudited)

			NRSF Under Development(a)						Under Development Costs(b)
Facilities	Metropolitan Area	Estimated Completion Date	Colocation Space (CSF)	Office & Other	Supporting Infrastructure	Powered Shell(c)	Total	UPS MW Capacity (d)	Actual to Date(e)	Estimated Costs to Completion	Total
Westover Hills Blvd. (San Antonio 2)	San Antonio	Q1 '16	30,000	20,000	25,000	49,000	124,000	3.0	28	12-15	40-43
Westway Park Blvd. (Houston West 3)	Houston	Q4 '15	53,000	—	32,000	213,000	298,000	6.0	45	8-11	53-56
Phoenix 3	Phoenix	Q2 '16	—	—	—	150,000	150,000	—	4	6-8	10-12
Metropolis Drive (Austin 4)	Austin	Q4 '15	62,000	15,000	22,000	67,000	166,000	3.0	36	7-10	43-46
W. Frankford (Carrollton)	Dallas	Q1 '16	55,000	—	18,000	—	73,000	6.0	3	23-27	26-30
Total			200,000	35,000	97,000	479,000	811,000	18.0	$116	$56-71	$172-187

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

(d)
Critical load capacity represents the aggregate power available for lease and exclusive use by customers expressed in terms of megawatts. The capacity reported is for non-redundant megawatts, as we can develop flexible solutions to our customers at multiple resiliency levels. Does not sum to total due to rounding.

(e)	Actual to date is the cash investment as of September 30, 2015. There may be accruals above this amount for work completed, for which cash has not yet been paid.

Our portfolio is currently leased to 929 companies, many of which are leading global companies. The following table sets forth information regarding the 20 largest customers, including their affiliates, in our portfolio based on annualized rent as of September 30, 2015:

CyrusOne Inc.
Customer Sector Diversification(a)
As of September 30, 2015
(Unaudited)

	Principal Customer Industry	Number of Locations	Annualized Rent(b)	Percentage of Portfolio Annualized Rent(c)	Weighted Average Remaining Lease Term in Months(d)
1	Information Technology	3	$16,008,787	3.8%	33.2
2	Telecommunication Services	2	14,844,397	3.5%	36.2
3	Energy	1	14,345,726	3.4%	30.0
4	Information Technology	1	14,328,254	3.4%	42.0
5	Research and Consulting Services	3	13,937,240	3.3%	26.6
6	Energy	5	13,475,409	3.2%	32.9
7	Telecommunications (CBI)(e)	7	10,986,108	2.6%	21.4
8	Information Technology	1	10,901,028	2.6%	112.8
9	Industrials	4	8,644,858	2.0%	17.7
10	Information Technology	2	7,948,270	1.9%	21.8
11	Financials	1	6,600,225	1.6%	56.0
12	Information Technology	1	6,253,109	1.5%	3.1
13	Financials	1	6,048,439	1.4%	74.0
14	Financials	2	5,903,924	1.4%	30.0
15	Financials	6	5,780,160	1.4%	57.1
16	Financials	3	5,642,101	1.3%	9.2
17	Energy	3	5,633,730	1.3%	9.9
18	Telecommunication Services	5	5,473,368	1.3%	43.0
19	Consumer Staples	1	5,026,531	1.2%	79.4
20	Energy	1	4,768,879	1.1%	48.4
			$182,550,543	43.2%	38.5

(a)	Customers and their affiliates are consolidated.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of September 30, 2015, multiplied by 12. For the month of September 2015, customer reimbursements were $49.5 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From October 1, 2013 through September 30, 2015, customer reimbursements under leases with separately metered power constituted between 9.0% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of September 30, 2015 was $431.7 million. Our annualized effective rent was greater than our annualized rent as of September 30, 2015 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(c)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of September 30, 2015, which was approximately $422.5 million.

(d)
Weighted average based on customer’s percentage of total annualized rent expiring and is as of September 30, 2015, assuming that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.

(e)
Includes information for both Cincinnati Bell Technology Solutions (CBTS) and Cincinnati Bell Telephone and two customers that have contracts with CBTS. We expect the contracts for these two customers to be assigned to us, but the consents for such assignments have not yet been obtained. Excluding these customers, Cincinnati Bell Inc. and subsidiaries represented 2.1% of our annualized rent as of September 30, 2015.

Lease Distribution
The following table sets forth information relating to the distribution of customer leases in the properties in our portfolio, based on NRSF under lease as of September 30, 2015:

CyrusOne Inc.
Lease Distribution
As of September 30, 2015
(Unaudited)

NRSF Under Lease(a)	Number of Customers(b)	Percentage of All Customers	Total Leased NRSF(c)	Percentage of Portfolio Leased NRSF	Annualized Rent(d)	Percentage of Annualized Rent
0-999	699	76%	142,485	6%	$69,355,155	16%
1,000-2,499	83	9%	131,283	5%	29,129,408	7%
2,500-4,999	54	6%	193,165	8%	38,347,173	9%
5,000-9,999	30	3%	215,101	9%	54,280,915	13%
10,000+	57	6%	1,716,494	72%	231,386,308	55%
Total	923	100%	2,398,528	100%	$422,498,959	100%

(a)	Represents all leases in our portfolio, including colocation, office and other leases.

(b)
Represents the number of customers occupying data center, office and other space as of September 30, 2015. This may vary from total customer count as some customers may be under contract, but have yet to occupy space.

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

(d)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of September 30, 2015, multiplied by 12. For the month of September 2015, customer reimbursements were $49.5 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From October 1, 2013 through September 30, 2015, customer reimbursements under leases with separately metered power constituted between 9.0% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of September 30, 2015 was $431.7 million. Our annualized effective rent was greater than our annualized rent as of September 30, 2015 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

Lease Expiration

The following table sets forth a summary schedule of the customer lease expirations for leases in place as of September 30, 2015 plus available space, for the properties in our portfolio. Customers whose leases have been auto-renewed prior to September 30, 2015 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.
CyrusOne Inc.
Lease Expirations
As of September 30, 2015
(Unaudited)

Year(a)	Number of Leases Expiring(b)	Total Operating NRSF Expiring	Percentage of Total NRSF	Annualized Rent(c)	Percentage of Annualized Rent	Annualized Rent at Expiration(d)	Percentage of Annualized Rent at Expiration
Available		451,709	16%
Month-to-Month	240	23,335	1%	$4,982,351	1%	$4,982,351	1%
2015	317	246,107	8%	24,228,477	5%	24,228,477	5%
2016	1,453	368,734	13%	91,695,918	22%	92,544,807	21%
2017	1,012	371,947	13%	66,245,793	16%	67,669,151	15%
2018	885	369,096	13%	99,039,525	23%	103,985,611	23%
2019	267	353,545	12%	50,729,690	12%	53,383,303	12%
2020	226	303,510	11%	37,330,002	9%	40,033,892	9%
2021	190	101,132	4%	20,915,932	5%	22,127,022	5%
2022	17	43,890	2%	5,577,548	1%	5,966,909	2%
2023	49	59,602	2%	6,648,643	2%	8,533,803	2%
2024 - Thereafter	33	157,629	5%	15,105,080	4%	21,515,253	5%
Total	4,689	2,850,236	100%	$422,498,959	100%	$444,970,579	100%

(a)
Leases that were auto-renewed prior to September 30, 2015 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised.

(b)	Number of leases represents each agreement with a customer. A lease agreement could include multiple spaces and a customer could have multiple leases.

(c)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of September 30, 2015, multiplied by 12. For the month of September 2015, customer reimbursements were $49.5 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From October 1, 2013 through September 30, 2015, customer reimbursements under leases with separately metered power constituted between 9.0% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of September 30, 2015 was $431.7 million. Our annualized effective rent was greater than our annualized rent as of September 30, 2015 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(d)	Represents the final monthly contractual rent under existing customer leases that had commenced as of September 30, 2015, multiplied by 12.

Results of Operations
Three and Nine Months Ended September 30, 2015, Compared to Three and Nine Months Ended September 30, 2014 :

	Three Months Ended September 30,				Nine Months Ended September 30,
(amounts in millions, except per share data)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenue	$111.2	$84.8	$26.4	31%	$286.0	$244.0	$42.0	17%
Costs and expenses:
Property operating expenses	42.2	33.0	9.2	28%	107.3	92.5	14.8	16%
Sales and marketing	3.2	3.2	—	n/m	8.9	9.7	(0.8)	(8)%
General and administrative	12.5	9.0	3.5	39%	31.5	24.7	6.8	28%
Depreciation and amortization	39.1	30.0	9.1	30%	101.6	87.4	14.2	16%
Transaction and acquisition integration costs	1.8	—	1.8	n/m	11.5	0.9	10.6	n/m
Asset impairments and loss on disposal	4.9	—	4.9	n/m	13.5	—	13.5	n/m
Total costs and expenses	103.7	75.2	28.5	38%	274.3	215.2	59.1	27%
Operating income	7.5	9.6	(2.1)	(22)%	11.7	28.8	(17.1)	(59)%
Interest expense	12.1	9.0	3.1	34%	29.2	30.4	(1.2)	(4)%
Net (loss) income before income taxes	(4.6)	0.6	(5.2)	n/m	(17.5)	(1.6)	(15.9)	n/m
Income tax expense	(0.7)	(0.4)	(0.3)	75%	(1.5)	(1.1)	(0.4)	36%
Net (loss) income	(5.3)	0.2	(5.5)	n/m	(19.0)	(2.7)	(16.3)	n/m
Noncontrolling interest in net (loss) income	(0.7)	0.1	(0.8)	n/m	(4.6)	(1.9)	(2.7)	n/m
Net (loss) income attributed to common shareholders	$(4.6)	$0.1	$(4.7)	n/m	$(14.4)	$(0.8)	$(13.6)	n/m
Operating margin	6.7%	11.3%			4.1%	11.8%
Capital expenditures*:
Acquisitions of real estate	$—	$—	$—	n/m	$17.3	$—	$17.3	n/m
Development of real estate	66.7	75.9	(9.2)	(12)%	140.9	192.0	(51.1)	(27)%
Recurring real estate	—	2.2	(2.2)	n/m	—	2.9	(2.9)	n/m
Total	$66.7	$78.1	$(11.4)	(15)%	$158.2	$194.9	$(36.7)	(19)%
Metrics information:
Colocation square feet*	1,512,000	1,200,000	312,000	26%	1,512,000	1,200,000	312,000	26%
Utilization rate*	89%	88%	1%	1%	89%	88%	1%	1%
Loss per share - basic and diluted	$(0.08)	$—			$(0.30)	$(0.06)
Dividend declared per share	$0.315	$0.210			$0.945	$0.630

*	See “Key Operating Metrics” set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 for a definition of capital expenditures, CSF and utilization rate.

Revenue
Revenue for the three months ended September 30, 2015 was $111.2 million, an increase of $26.4 million, or 31%, compared to $84.8 million for the corresponding quarter in 2014. Revenue for the nine months ended September 30, 2015 was $286.0 million, an increase of $42.0 million, or 17%, compared to $244.0 million for the corresponding period in 2014. The acquisition of Cervalis in July 2015 resulted in an increase in revenue of $18.3 million for the three and the nine months ended September 30, 2015. Revenue also increased due to the addition of new customers which resulted in increased revenue of $8.1 million and $23.7 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, we had approximately 2,850,236 leased NRSF, an increase of approximately 672,506 NRSF from September 30, 2014. As of September 30, 2015, we had 169 Fortune 1000 customers or private or foreign enterprises of equivalent size, compared to 141 Fortune 1000 customers or private or foreign enterprises of equivalent size as of September 30, 2014. As of September 30, 2015, we had a total of 929 customers as compared to approximately 656 customers as of September 30, 2014.
Our capacity at September 30, 2015 was approximately 1,512,000 CSF, which is an increase of 26% from September 30, 2014. The utilization rate of our data center facilities was 89% as of September 30, 2015, compared to 88% as of September 30, 2014.
Recurring rent churn was 0.7% for the three months ended September 30, 2015, compared to 2.9% for the three months ended September 30, 2014. Recurring rent churn was 4.5% for the nine months ended September 30, 2015, compared to 6.3% for the nine months ended September 30, 2014.
Costs and Expenses
Property operating expenses—Property operating expenses for the three months ended September 30, 2015 were $42.2 million, an increase of $9.2 million, or 28%, compared to $33.0 million for the corresponding quarter in 2014. For the nine months ended September 30, 2015 property operating expenses were $107.3 million, an increase of $14.8 million, or 16%, compared to $92.5 million for the corresponding period in 2014. The acquisition of Cervalis in July 2015 resulted in an increase in property operating expenses of $7.8 million for the three and the nine months ended September 30, 2015. Property operating expenses increased $1.1 million and $1.9 million for the three and nine months ended September 30, 2015, respectively, due to cost of sales associated with the sale of equipment. We recorded $0.3 million and $1.1 million of lease exit costs at our Austin 1 facility for the three and nine months ended September 30, 2015, respectively. The remaining $4.0 million of the increase for the nine months ended September 30, 2015, related to costs associated with operating our facilities.
Sales and marketing expenses—Sales and marketing expenses for the three months ended September 30, 2015 were $3.2 million, consistent with the corresponding quarter in 2014. For the nine months ended September 30, 2015 sales and marketing expenses were $8.9 million, a decrease of $0.8 million, or 8%, compared to $9.7 million for the corresponding period in 2014. The acquisition of Cervalis in July 2015 resulted in an increase in sales and marketing expenses of $0.6 million for the three and the nine months ended September 30, 2015. The decrease was primarily related to lower advertising and marketing costs and lower salaries and wages.
General and administrative expenses—General and administrative expenses for the three months ended September 30, 2015 were $12.5 million, an increase of $3.5 million, or 39%, compared to $9.0 million for the corresponding quarter in 2014. For the nine months ended September 30, 2015 general and administrative expenses were $31.5 million, an increase of $6.8 million, or 28%, compared to $24.7 million for the corresponding period in 2014. The acquisition of Cervalis in July 2015 resulted in an increase in general and administrative expenses of $0.8 million for the three and the nine months ended September 30, 2015. The current general and administrative expenses included severance related costs of $1.9 million, of which $0.9 million related to the acceleration of stock-based compensation. Total payroll and employee related costs increased $1.6 million and $3.5 million for the three and nine months ended September 30, 2015, respectively, due to the growth in business. IT license and facility costs increased $0.4 million and $0.9 million for three and nine months ended September 30, 2015, respectively. Consulting, legal and other costs accounted for the remaining increase.
Depreciation and amortization expense—Depreciation and amortization expense for the three months ended September 30, 2015 was $39.1 million, an increase of $9.1 million, or 30%, compared to $30.0 million for the corresponding quarter in 2014. For the nine months ended September 30, 2015, depreciation and amortization expense was $101.6 million, an increase of $14.2 million, or 16%, compared to $87.4 million for the corresponding period in 2014. The acquisition of Cervalis in July 2015 resulted in an increase in depreciation and amortization expense of $6.4 million for the three and the nine months ended September 30, 2015.The remainder of the increase was driven by assets that were placed in service since the fourth quarter of 2014. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties and expand our existing data center facilities.

Transaction and acquisition integration costs—During the second quarter of 2015 the Company entered into an agreement to acquire Cervalis Inc. in a cash transaction which was consummated in the third quarter of 2015. As part of that process, we incurred expenses for outside professional services in the areas of legal, banking, financing, accounting and advisory services related to the consummation of the transaction and its integration. For the three and nine months ended September 30, 2015, transaction and integration costs related to the Cervalis acquisition were $1.8 million and $11.5 million, respectively. During 2014, the Company incurred $0.9 million in transaction related expenses as it investigated various opportunities that were not completed.
Asset impairments and loss on disposal of assets—For the three months ended September 30, 2015, we recognized a loss of $4.9 million primarily related to the disposal of assets. For the nine months ended September 30, 2015, we recognized a loss of $13.5 million related to the exit of Austin 1, which is a leased facility, and a loss related to the disposal of assets. The effective date of this lease termination is March 31, 2016.
Operating Income
For the three months ended September 30, 2015, operating income was $7.5 million, a decrease of $2.1 million, or 22%, compared to $9.6 million for the corresponding quarter in 2014. The decrease was mainly driven by increased transaction and integration costs of $1.8 million primarily related to the Cervalis acquisition, asset impairments and loss on disposals of $4.9 million and increased depreciation and amortization expense of $9.1 million, partially offset by increased operating income due to increased revenue greater than costs, as explained above. For the nine months ended September 30, 2015, operating income was $11.7 million, a decrease of $17.1 million, or 59%, compared to $28.8 million for the corresponding quarter in 2014. The decrease was mainly driven by increased transaction and integration costs of $11.5 million primarily related to the Cervalis acquisition, asset impairments and loss on disposals of 13.5 million and increased depreciation and amortization expense of $14.2 million, partially offset by increased operating income due to increased revenue greater than costs, as explained above.
Non-Operating Expenses
Interest expense—Interest expense for the three months ended September 30, 2015 was $12.1 million, an increase of $3.1 million, or 34%, as compared to $9.0 million for the corresponding quarter in 2014. Interest expense for the nine months ended September 30, 2015 was $29.2 million, a decrease of $1.2 million, or 4%, as compared to $30.4 million for the corresponding period in 2014. The increase for the three months ended September 30, 2015 was due to increased borrowings under our credit agreement and other financing arrangements. The decrease for the nine months ended September 30, 2015 was primarily a result of a reduction in interest expense due to our bond repurchase program in the fourth quarter of 2014 and an increase in capitalized interest, partially offset by the impact of additional borrowings under our credit agreement and the issuance of 6.375% senior notes in July 2015.
Income tax expense—Income tax expense for the three months ended September 30, 2015 was $0.7 million, an increase of $0.3 million, or 75%, as compared to $0.4 million for the corresponding quarter in 2014. Income tax expense for the nine months ended September 30, 2015 was $1.5 million, an increase of $0.4 million, or 36%, as compared to $1.1 million for the corresponding period in 2014.
Capital Expenditures
Capital expenditures for the nine months ended September 30, 2015 were $158.2 million, as compared to $194.9 million for the nine months ended September 30, 2014. Our capital expenditures for 2015 relate primarily to the development of additional square footage and power in our Phoenix 2, Houston West 3, Carrollton and Northern Virginia data centers and the purchase of an additional powered shell in Austin's Met Center in February of 2015.

Key Performance Indicators

Funds from Operations and Normalized Funds from Operations

We use Funds from Operations (“FFO”) and Normalized Funds from Operations (“Normalized FFO”), which are non-GAAP financial measures commonly used in the REIT industry, as supplemental performance measures. We use FFO and Normalized FFO as supplemental performance measures because, when compared period over period, they capture trends in occupancy rates, rental rates and operating costs. We also believe that, as widely recognized measures of the performance of REITs, FFO and Normalized FFO are used by investors as bases to evaluate REITs.

We calculate FFO as net (loss) income computed in accordance with GAAP before real estate depreciation and amortization and asset impairments and loss on disposal. Our computation of FFO may differ from the methodology for calculating FFO used by other REITs. Accordingly, our FFO may not be comparable to others.

We calculate Normalized FFO as FFO plus amortization of customer relationship intangibles, transaction and acquisition integration costs, severance costs, legal claim costs and lease exit costs, and other special items, as appropriate. Other REITs may not calculate Normalized FFO in the same manner. Accordingly, our Normalized FFO may not be comparable to others.

In addition, because FFO and Normalized FFO exclude real estate depreciation and amortization and real estate impairments, and capture neither the changes in the value of our properties that result from use or from market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations, the utility of FFO and Normalized FFO as measures of our performance is limited. Therefore, FFO and Normalized FFO should be considered only as supplements to net (loss) income as measures of our performance. FFO and Normalized FFO should not be used as measures of our liquidity or as indicative of funds available to fund our cash needs, including our ability to make distributions. FFO and Normalized FFO also should not be used as supplements to or substitutes for cash flow from operating activities computed in accordance with GAAP.

The following table reflects the computation of FFO and Normalized FFO for the three and nine months ended September 30, 2015 and September 30, 2014:
CyrusOne Inc.
Reconciliation of Net (Loss) Income to FFO and Normalized FFO
(Dollars in millions)
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%
Net (loss) income	$(5.3)	$0.2	$(5.5)	n/m	$(19.0)	$(2.7)	$(16.3)	n/m
Adjustments:
Real estate depreciation and amortization	31.9	24.5	7.4	30%	84.2	70.8	13.4	19%
Asset impairments and loss on disposal	4.9	—	4.9	n/m	13.5	—	13.5	n/m
Funds from Operations (FFO)	$31.5	$24.7	$6.8	28%	$78.7	$68.1	$10.6	16%
Amortization of customer relationship intangibles	5.6	4.2	1.4	33%	12.9	12.7	0.2	2%
Transaction and acquisition integration costs	1.9	—	1.9	n/m	11.6	0.9	10.7	n/m
Severance	1.9	—	1.9	n/m	1.9	—	1.9	n/m
Legal claim costs	—	—	—	n/m	0.3	—	0.3	n/m
Lease exit costs	0.3	—	0.3	n/m	1.1	—	1.1	n/m
Normalized Funds from Operations (Normalized FFO)	$41.2	$28.9	$12.3	43%	$106.5	$81.7	$24.8	30%

Net Operating Income

We use Net Operating Income (“NOI”), which is a non-GAAP financial measure commonly used in the REIT industry, as a supplemental performance measure. We use NOI as a supplemental performance measure because, when compared period over period, it captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, NOI is used by investors as a basis to evaluate REITs.

We calculate NOI as revenue less property operating expenses, each of which are presented in the accompanying condensed consolidated statements of operations. However, the utility of NOI as a measure of our performance is limited. Other REITs may not calculate NOI in the same manner. Accordingly, our NOI may not be comparable to others. Therefore, NOI should be considered only as a supplement to revenue as a measure of our performance. NOI should not be used as a measure of our liquidity or as indicative of funds available to fund our cash needs, including our ability to make distributions. NOI also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

The following table reflects the computation of NOI and Net Income (Loss) for the three and nine months ended September 30, 2015 and September 30, 2014:
CyrusOne Inc.
Reconciliation of Net Operating Income to Net Income (Loss)
(Dollars in millions)
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,			Change
	2015	2014	$	%	2015		2014	$	%
Revenue	$111.2	$84.8	$26.4	31%	$286.0		$244.0	$42.0	17%
Property operating expenses	42.2	33.0	9.2	28%	107.3		92.5	14.8	16%
Net Operating Income	$69.0	$51.8	$17.2	33%	$178.7		$151.5	$27.2	18%
Sales and marketing	3.2	3.2	—	—%	8.9		9.7	(0.8)	(8)%
General and administrative	12.5	9.0	3.5	39%	31.5		24.7	6.8	28%
Depreciation and amortization	39.1	30.0	9.1	30%	101.6	897.4	87.4	14.2	16%
Transaction and acquisition integration costs	1.8	—	1.8	n/m	11.5		0.9	10.6	n/m
Asset impairments and loss on disposal	4.9	—	4.9	n/m	13.5		—	13.5	n/m
Interest expense	12.1	9.0	3.1	34%	29.2		30.4	(1.2)	(4)%
Income tax expense	0.7	0.4	0.3	75%	1.5		1.1	0.4	36%
Net Income (Loss)	$(5.3)	$0.2	$(5.5)	n/m	$(19.0)		$(2.7)	$(16.3)	n/m

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
On June 26, 2015, CyrusOne Inc. completed a public offering of approximately 13.0 million shares of its common stock, including 1.7 million shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $30.00 per share, or $389.9 million. CyrusOne Inc. used a portion of the proceeds to finance CyrusOne LP's acquisition of Cervalis, to pay fees and expenses related to the Cervalis acquisition and for general corporate purposes. In addition, CyrusOne used the remaining $170.3 million of the net proceeds from the offering to acquire approximately 6.0 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI. The purchase of the partnership interests was completed on July 1, 2015.
As of September 30, 2015, the total number of outstanding shares of common stock and operating partnership units was 72.6 million. As of September 30, 2015, CBI owned approximately 11.3% of CyrusOne through its 2.6% interest in the outstanding shares of common stock of CyrusOne Inc. and its 8.7% noncontrolling interest in the common units of the limited partnership interest of CyrusOne LP that may be exchanged by CBI for common stock.
On October 9, 2014, CyrusOne LP entered into a new Credit Agreement which originally provided for a $450 million senior unsecured revolving credit facility to replace CyrusOne LP's former $225 million secured credit facility, and a $150 million senior unsecured term loan. The Credit Agreement originally provided for an accordion feature, which gave the operating partnership the ability to request an increase in the total commitment under the Credit Agreement by up to $300 million.
On June 22, 2015, CyrusOne entered into an amendment to the Credit Agreement and other loan documents governing its revolving credit facility and term loan facility. The amendment increased the size of the Credit Agreement's accordion feature, which gave the operating partnership the ability to request an increase in the total commitment under the Credit Agreement, from $300 million to $600 million. Immediately after entering into the amendment, the operating partnership exercised $350 million of this accordion feature and obtained commitments to increase the total commitment under the Credit Agreement from $600 million to $950 million, comprised of $650 million of commitments under the revolving credit facility and $300 million under the term loan.
On July 1, 2015, CyrusOne borrowed an additional $150 million under the term loan facility which was used to partially finance the acquisition of Cervalis. As of September 30, 2015, the Company had borrowings of $205 million under the $650 million revolving credit facility and $300 million under the $300 million term loan facility. In addition, the Credit Agreement contains an accordion feature that allows CyrusOne LP to increase the aggregate commitment by up to $250 million.
On July 1, 2015, the Issuers closed a private offering of $100 million aggregate principal amount of the 6.375% senior notes. The New Notes were issued as additional notes under the Indenture dated November 20, 2012 as supplemented by the first supplemental indenture dated July 1, 2015, and the New Notes have terms substantially identical to those of the 6.375% senior notes issued in November 2012. The Issuers and guarantors of the New Notes entered into a registration rights agreement which requires them, at their cost, to use commercially reasonably efforts to file and cause to become effective a registration statement within 180 days of July 1, 2015, to be used in connection with the exchange of the New Notes for freely tradable notes with substantially identical terms in all material respects to the New Notes (which exchange must be completed on or prior to the 30th day after such registration statement is declared effective). The Company used the net proceeds from the offering of the New Notes to finance, in part, the operating partnership's acquisition of Cervalis, and to pay fees and expenses related to the acquisition. As of September 30, 2015, the outstanding balance on the 6.375% senior notes was $477.7 million, including bond premium.
On July 1, 2015, CyrusOne LP acquired four data center facilities and two work area recovery facilities serving the New York metropolitan area through the acquisition of Cervalis for approximately $400 million, excluding transaction related expenses. The purchase price was funded with a portion of the proceeds from CyrusOne Inc.'s June 26, 2015 offering of its common stock, proceeds from CyrusOne LP and CyrusOne Finance Corp.'s offering of 6.375% senior notes due 2022 on July 1, 2015 and borrowings under CyrusOne LP's senior unsecured term loan facility. As of September 30, 2015, and December 31, 2014, we had $39.8 million and $36.5 million, respectively, of cash and cash equivalents.
Short-term Liquidity
Our short-term liquidity requirements primarily consist of operating expenses, dividend payments and capital expenditures composed primarily of acquisition and development costs for data center properties. For the nine months ended September 30,

2015, our capital expenditures were $158.2 million. Our capital expenditures are largely discretionary and will be applied to expand our existing data center properties, acquire or construct new facilities, or both. We intend to continue to pursue additional growth opportunities and are prepared to commit additional resources to support this growth. We expect to fund future capital expenditures from the cash available on our balance sheet and borrowings under our revolving credit facility. Our total estimated capital expenditures for 2015 will be between $260 million and $275 million.
Long-term Liquidity
Our long-term liquidity requirements primarily consist of operating expenses, distributions to stockholders and the acquisition and development of additional data center properties. We expect to meet our long-term liquidity requirements with cash flows from our operations, issuances of debt and equity securities and borrowings under our revolving credit facility.
As of September 30, 2015, our debt and other financing arrangements were $1,147.4 million, consisting of $477.7 million of senior notes due 2022, including bond premium, a revolving credit facility outstanding of $205.0 million, a term loan outstanding of $300.0 million, capital lease obligations of $12.8 million and other financing arrangements of $151.9 million. As of September 30, 2015, we had the ability to borrow an additional $437.9 million under the revolving credit facility.
On July 1, 2015 CyrusOne Inc. used $203 million of the total proceeds of $373.3 million, net of underwriting costs of $16.6 million, from the June 2015 equity offering to finance the acquisition of Cervalis, to pay fees and expenses related to the Cervalis acquisition and for general corporate purposes. The balance of the purchase price was funded with proceeds from CyrusOne Inc.'s offering of 6.375% senior notes and borrowings under its amended credit facility. In addition, CyrusOne used the remaining $170.3 million of the net proceeds from the offering to acquire approximately 6.0 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI. The purchase of the partnership interests was completed on July 1, 2015.
As of September 30, 2015, the total number of outstanding shares of common stock and operating partnership units was approximately 72.6 million. As of September 30, 2015, CBI owned approximately 11.3% of CyrusOne through its 2.6% interest in the outstanding shares of common stock of CyrusOne Inc. and its 8.7% noncontrolling interest in the common units of the limited partnership interest of CyrusOne LP that may be exchanged by CBI for common stock.
On July 1, 2015, CyrusOne LP and CyrusOne Finance Corp. closed a private offering of $100 million aggregate principal amount of their 6.375% senior notes. The New Notes were issued as additional notes under the Indenture dated November 20, 2012 as supplemented by the first supplemental indenture dated July 1, 2015. The New Notes have terms substantially identical to those of the 6.375% senior notes issued in November 2012 and are guaranteed by CyrusOne Inc., CyrusOne GP and certain of the operating partnership's existing and future domestic subsidiaries. The Issuers and guarantors of the New Notes entered into a registration rights agreement which requires them, at their cost, to use commercially reasonably efforts to file and cause to become effective a registration statement within 180 days of July 1, 2015, to be used in connection with the exchange of the New Notes for freely tradable notes with substantially identical terms in all material respects to the New Notes (which exchange must be completed on or prior to the 30th day after such registration statement is declared effective). The Company used the net proceeds from the offering of the New Notes to finance, in part, the operating partnership's acquisition of Cervalis, to pay fees and expenses related to the acquisition and for general corporate purposes.
On July 1, 2015, CyrusOne borrowed an additional $150 million under the term loan which was used to partially finance the acquisition of Cervalis.
Cash Flows
Comparison of Nine Months Ended September 30, 2015 and September 30, 2014
Cash provided by operations was $101.5 million for the nine months ended September 30, 2015, compared to $88.3 million for the nine months ended September 30, 2014. The increase is primarily driven by the change in operating assets and liabilities during the two comparable periods.
Cash used in investing activities was $556.6 million for the nine months ended September 30, 2015, compared to $194.9 million for the nine months ended September 30, 2014. The increase was primarily due to the acquisition of Cervalis in July 2015 for $398.4 million. Additional capital expenditures for 2015 includes the development of additional square footage and power in our Phoenix 2, Houston West 3, Carrollton and Northern Virginia data centers and the purchase of Austin 4 in February 2015. Capital expenditures for 2014 related to the continued development of power and space through expansions of our existing properties in primarily the same locations, in order to meet increased customer demands for IT infrastructure.
Cash provided by financing activities was $458.4 million for the nine months ended September 30, 2015, compared to cash used in financing activities of $11.8 million for the nine months ended September 30, 2014. The change is primarily attributed to the June 2015 equity offering, borrowings of $190.0 million and proceeds from debt issuance of $103.8 million during the nine months ended September 30, 2015, partially offset by an increase in dividends paid of $20.9 million as the Company has increased its quarterly dividend payment rate.
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
The following table sets forth the carrying value and fair value face amounts, maturity dates, and average interest rates at September 30, 2015, for our fixed-rate debt. including bond premium, and variable-rate debt, excluding capital leases and other financing arrangements:

(amounts in millions)	2015	2016	2017	2018	2019	Thereafter	Total Carrying Value	Total Fair Value
Fixed-rate debt	$—	$—	$—	$—	$—	$477.7	$477.7	$487.3
Average interest rate on fixed-rate debt	—	—	—	—	—	6.375%	6.375%	—
Variable-rate debt (revolver)	$—	$—	$—	$205.0	$—	$—	$205.0	$205.0
Average interest rate on variable-rate debt (revolver)	—	—	—	1.932%	—	—	1.932%	1.932%
Variable-rate debt (term loan)	$—	$—	$—	$—	$300.0	$—	$300.0	$300.0
Average interest rate on variable-rate debt (term loan)	—	—	—	—	1.894%	—	1.894%	1.894%
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a description of the Company’s market risks. There were no material changes for the period ended September 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of the Effectiveness of Disclosure Controls and Procedures (CyrusOne Inc.)
As of September 30, 2015, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting (CyrusOne Inc.)
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of the Effectiveness of Disclosure Controls and Procedures (CyrusOne LP)
As of September 30, 2015, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting (CyrusOne LP)
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2015, the Company had no unregistered sales of equity securities or purchases of its common stock.

ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibit No.	Exhibit Description

3.1	Articles of Amendment and Restatement of CyrusOne Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed by CyrusOne Inc. on January 25, 2013 (Registration No. 001-35789)).

3.2	Amended and Restated Bylaws of CyrusOne Inc. (Incorporated by reference to Exhibit 3.2 of Form 8-K, filed by CyrusOne Inc. on January 25, 2013 (Registration No. 001-35789)).

3.3	Certificate of Limited Partnership of CyrusOne LP (Incorporated by reference to Exhibit 3.3 of Form S-4, filed by CyrusOne LP on October 28, 2015 (Registration No. 333-207647)).

3.4	Amended and Restated Agreement of Limited Partnership of CyrusOne LP (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on January 25, 2013 (Registration No. 001-35789)).

4.1
First Supplemental Indenture dated July 1, 2015, among CyrusOne LP, CyrusOne Finance Corp., the guarantors party thereto and Wells Fargo Bank N.A., as trustee (Incorporated by reference to Exhibit 4.1 of Form 8-K, filed by CyrusOne Inc. on July 1, 2015 (Registration No. 001-35789)).

4.2
Registration Rights Agreement dated July 1, 2015, among the CyrusOne LP, CyrusOne Finance Corp., the guarantors party thereto and Barclays Capital Inc., RBC Capital Markets, LLC and TD Securities (USA) LLC (Incorporated by reference to Exhibit 4.2 of Form 8-K, filed by CyrusOne Inc. on July 1, 2015 (Registration No. 001-35789)).

4.3
Second Supplemental Indenture dated July 2, 2015, among CyrusOne LP, CyrusOne Finance Corp., Cervalis Holdings LLC, Cervalis LLC, the other guarantors party thereto and Wells Fargo Bank N.A., as trustee (Incorporated by reference to Exhibit 4.1 of Form 8-K, filed by CyrusOne Inc. on July 6, 2015 (Registration No. 001-35789)).

4.4
Registration Rights Agreement Joinder dated July 2, 2015 by Cervalis Holdings LLC and Cervalis LLC (Incorporated by reference to Exhibit 4.2 of Form 8-K, filed by CyrusOne Inc. on July 6, 2015 (Registration No. 001-35789)).

10.1
Joinder Agreement dated July 2, 2015 by the Cervalis Holdings LLC and Cervalis LLC and acknowledged by KeyBank National Association (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on July 6, 2015 (Registration No. 001-35789)).

10.2
Employment Agreement, dated as of July 31, 2015, by and between Robert M. Jackson and CyrusOne LLC (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on August 3, 2015 (Registration No. 001-35789)).

10.3
Employment Agreement, dated as of July 31, 2015, by and between Amitabh Rai and CyrusOne LLC (Incorporated by reference to Exhibit 10.3 of Form 8-K, filed by CyrusOne Inc. on August 3, 2015 (Registration No. 001-35789)).

10.4
Separation Agreement, dated as of July 31, 2015, by and between Thomas W. Bosse and CyrusOne LLC (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed by CyrusOne Inc. on August 3, 2015 (Registration No. 001-35789)).

10.5
Employment Agreement dated as of October 19, 2015 by and between Gregory R. Andrews and CyrusOne LLC (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on September 29, 2015 (Registration No. 001-35789)).

10.6
Transition Services and Separation Agreement dated September 28, 2015 by and between CyrusOne LLC and Kimberly H. Sheehy. (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed by CyrusOne Inc. on September 29, 2015 (Registration No. 001-35789)).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 6th day of November, 2015.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President, Chief Executive Officer, and Director

By:	/s/ Kimberly H. Sheehy
Kimberly H. Sheehy
Chief Financial and Administrative Officer

By:	/s/ Amitabh Rai
Amitabh Rai
Senior Vice President and Chief Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 6th day of November, 2015.

CyrusOne LP

By: CyrusOne Inc., as sole trustee of CyrusOne GP, sole general partner of CyrusOne LP

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President, Chief Executive Officer, and Director of CyrusOne Inc.

By:	/s/ Kimberly H. Sheehy
Kimberly H. Sheehy
Chief Financial and Administrative Officer of CyrusOne Inc.

By:	/s/ Amitabh Rai
Amitabh Rai
Senior Vice President and Chief Accounting Officer of CyrusOne Inc.