Form 10-K
period 2015-12-31
CyrusOne Inc.
filed 2016-02-26
CIK 1553023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Yes ☐   No ☒
The registrant completed the initial public offering of its Common Stock on January 24, 2013. The aggregate market value of the voting Common Stock owned by non-affiliates on June 30, 2015, was $1.9 billion, computed by reference to the closing sale price of the Common Stock on the NASDAQ Global Select Market on such date.
There were 72,270,518 shares of Common Stock outstanding as of January 29, 2016.

Portions of the definitive proxy statement relating to the Company’s 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

EXPLANATORY NOTE
Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to CyrusOne Inc. together with its consolidated subsidiaries, including CyrusOne LP, a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to CyrusOne LP together with its consolidated subsidiaries.
CyrusOne Inc. is a real estate investment trust, or REIT, whose only material asset is its ownership of operating partnership units of CyrusOne LP. As a result, CyrusOne Inc. does not conduct business itself, other than acting as the sole beneficial owner and sole trustee of CyrusOne GP (the sole general partner of CyrusOne LP), a Maryland statutory trust, issuing public equity from time to time and guaranteeing certain debt of CyrusOne LP and certain of its subsidiaries. CyrusOne Inc. itself does not issue any indebtedness but guarantees the debt of CyrusOne LP and certain of its subsidiaries, as disclosed in this report. CyrusOne LP holds substantially all the assets of the Company. CyrusOne LP conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by CyrusOne Inc., which are generally contributed to CyrusOne LP in exchange for operating partnership units, CyrusOne LP generates the capital required by the Company's business through CyrusOne LP's operations and by CyrusOne LP's incurrence of indebtedness.
As of December 31, 2015, the total number of outstanding shares of common stock was 72.6 million and our former parent, Cincinnati Bell Inc. (CBI) owned approximately 9.5% of CyrusOne through its interest in the outstanding shares of common stock of CyrusOne Inc. On December 31, 2015, CyrusOne Inc. completed an exchange of all the operating partnership units owned directly or indirectly by CBI for an equal number of shares of common stock of CyrusOne Inc. As a result, CyrusOne Inc. directly or indirectly owns all the operating partnership units of CyrusOne LP. As the direct or indirect owner of all the operating partnership units of CyrusOne LP and as sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP, CyrusOne Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.
CyrusOne Inc. was formed on July 31, 2012, and prior to its initial public offering (which was completed on January 24, 2013) (the IPO), it had minimal activity, consisting solely of deferred offering costs. The consolidated and combined financial statements included in this Annual Report of CyrusOne Inc. and its subsidiaries referred to, collectively, as “CyrusOne” the “Company” “we” and “Predecessor” reflect the historical financial position, results of operations and cash flows of the data center activities and holdings of CBI for all periods presented. The Predecessor’s historical financial statements have been prepared on a “carve-out” basis from CBI’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to the data center business and include allocations of income, expenses, assets and liabilities from CBI. These allocations reflect significant assumptions, and the consolidated and combined financial statements do not fully reflect what the Predecessor’s financial position, results of operations and cash flows would have been had the Predecessor been a stand-alone company during the periods presented. As a result, the Predecessor's historical financial information is not necessarily indicative of CyrusOne Inc.’s future results of operations, financial position and cash flows.

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
Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•loss of key customers;
•economic downturn, natural disaster or oversupply of data centers in the limited geographic areas that we serve;
•risks related to the development of our properties and our ability to successfully lease those properties;
•loss of access to key third-party service providers and suppliers;
•risks of loss of power or cooling which may interrupt our services to our customers;
•inability to identify and complete acquisitions and operate acquired properties;
•our failure to obtain necessary outside financing on favorable terms, or at all;
•restrictions in the instruments governing our indebtedness;
•risks related to environmental matters;
•unknown or contingent liabilities related to our acquired properties;
•significant competition in our industry;
•loss of key personnel;
•risks associated with real estate assets and the industry;

•	failure to maintain our status as a REIT or to comply with the highly technical and complex REIT provisions of the Internal Revenue Code of 1986, as amended (the Code);
•REIT distribution requirements could adversely affect our ability to execute our business plan;
•insufficient cash available for distribution to stockholders;
•future offerings of debt may adversely affect the market price of our common stock;

•	increases in market interest rates may drive potential investors to seek higher dividend yields and reduce demand for our common stock; and
•market price and volume of stock could be volatile.
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

ITEM 1.    BUSINESS
The Company
We are an owner, operator and developer of enterprise-class, carrier-neutral, multi-tenant data center properties. Our data centers are generally purpose-built facilities with redundant power and cooling. They are not network-specific and enable customer interconnectivity to a range of telecommunication carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology (IT) infrastructure for 930 customers in 32 data centers and 2 recovery centers in 12 distinct markets (10 cities in the U.S., London and Singapore). We provide twenty-four-hours-a-day, seven-days-a-week security guard monitoring with customizable security features.
Formation of Our Company
Our business is comprised of the historical data center activities and holdings of CBI. CBI operated various data centers and acquired various data center businesses prior to our formation including Cyrus Networks, LLC (Cyrus Networks). On various dates throughout 2012, CBI created CyrusOne Inc., CyrusOne GP and CyrusOne LP (the operating partnership) and, on November 20, 2012, certain subsidiaries of CBI contributed certain assets and operations to CyrusOne LP in exchange for the issuance of operating partnership units. We refer to these transactions as the "formation transactions."
Recent Developments
On April 7, 2015, CyrusOne Inc. completed a public offering of approximately 14.3 million shares of its common stock at a price to the public of $31.12 per share, or $426.0 million, net of underwriting costs of $17.8 million. CyrusOne Inc. used the proceeds to acquire approximately 14.3 million common units of limited partnership interests in the operating partnership from two subsidiaries of CBI.
On June 22, 2015, CyrusOne LP entered into an amendment to the credit agreement governing its revolving credit facility and term loan facility (the Credit Agreement), which increased the size of the Credit Agreement's accordion feature from $300 million to $600 million. Immediately after entering into the amendment, the operating partnership exercised $350 million of this accordion feature and obtained commitments to increase the total commitment under the Credit Agreement from $600 million to $950 million, comprised of $650 million of commitments under the revolving credit facility and $300 million under the term loan.
On June 26, 2015, CyrusOne Inc. completed a public offering of approximately 13.0 million shares of its common stock, at a price to the public of $30.00 per share, or $373.3 million, net of underwriting costs of $16.6 million. On July 1, 2015, CyrusOne Inc. used $170.3 million of the proceeds to acquire approximately 6.0 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI. The balance of the proceeds was used to finance CyrusOne LP's acquisition of Cervalis Holdings LLC (Cervalis), to pay fees and expenses related to the acquisition of Cervalis (the Cervalis Acquisition) and for general corporate purposes.

On July 1, 2015, CyrusOne LP and CyrusOne Finance Corp (the Issuers) closed a private offering of $100 million aggregate principal amount of the 6.375% senior notes due 2022. The proceeds of the notes offering were used to finance the Cervalis Acquisition, to pay fees and expenses related to the Cervalis Acquisition and for general corporate purposes.

On July 1, 2015, CyrusOne LP acquired 100% of Cervalis, a privately-held owner and operator of data centers for approximately $398.4 million, excluding transaction-related expenses. As a result of the Cervalis Acquisition, we acquired four data center facilities and two work recovery facilities serving the New York metropolitan area. The Cervalis Acquisition was funded with a portion of the proceeds from the June 2015 equity offering and the July 2015 notes offering, and borrowings under the Company's amended term loan.

On December 14, 2015, CyrusOne Inc. completed a public secondary offering of 1,350,000 shares of common stock held by a subsidiary of CBI. On December 31, 2015, CyrusOne Inc. completed an issuance of approximately 6.3 million newly issued shares of common stock in exchange for an equal number of operating partnership units in CyrusOne LP, held by a subsidiary of CBI. As a result, CBI owns approximately 9.5% of the common stock of CyrusOne Inc. and all of the operating units of CyrusOne LP are owned directly or indirectly by the Company.

The following diagram depicts our ownership structure as of December 31, 2015:

Public
Stockholders
90.5%
Common
Stock
9.5%
Common
Stock
Cincinnati Bell Inc.
CyrusOne Inc.
(the REIT)
100% Beneficial
Ownership Interest
CyrusOne GP
(sole general partner)
99.0%
Limited
Partnership
Interest
1.0%
Beneficial
Ownership
Interest
CyrusOne LP
(our operating partnership)
100%
100%
Additional U.S.
Taxable
REIT
Subsidiaries
100%
Non-U.S.
Taxable
REIT
Subsidiaries
Operating and Development Properties

Our Business

We provide mission-critical data center facilities that protect and ensure the continued operation of IT infrastructure for our customers. Our goal is to be the preferred global data center provider to the Fortune 1000. As of December 31, 2015, our customers included 9 of the Fortune 20 and 173 of the Fortune 1000 or private or foreign enterprises of equivalent size. These 173 customers provided 62% of our annualized rent as of December 31, 2015.

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

We cultivate long-term strategic relationships with our customers and provide them with solutions for their data center facilities and IT infrastructure challenges. Our offerings provide flexibility, reliability and security delivered through a tailored, customer service focused platform that is designed to foster long-term relationships. We focus on attracting customers that have not historically outsourced their data center needs and providing them with solutions that address their current and future needs. Our facilities and construction design allow us to offer flexibility in density and power resiliency, and the opportunity for expansion as our customers' needs grow. We provide twenty-four-hours-a-day, seven-days-a-week security guard monitoring with customizable security features. The CyrusOne National IX Platform (the National IX Platform) delivers interconnection across states and between metro-enabled sites within the CyrusOne footprint and beyond. The platform enables high-performance, low-cost data transfer and accessibility for customers by uniting our data centers.
Our Competitive Strengths

Our ability to attract and retain the world’s largest customers is attributed to the following competitive strengths, which distinguish us from other data center operators and will enable us to continue to grow our operations.
High Quality Customer Base. The high quality of our assets combined with our reputation for serving the needs of large enterprises has enabled us to focus on the Fortune 1000 to build a quality customer base. We currently have 930 customers from a broad spectrum of industries, including 9 of the Fortune 20 and 173 of the Fortune 1000 or private or foreign enterprises of equivalent size. Our revenue is generated by a stable enterprise customer base, as evidenced by the fact that as of December 31, 2015, 62% of our annualized rent comes from the Fortune 1000 or private or foreign enterprises of equivalent size. We serve a diversity of industries, including information technology, energy, financial services, industrials, telecommunication services, healthcare and others.
As of December 31, 2015, no single customer represented more than 4.0% of our annualized rent, and our top 10 customers represented 30% of our annualized rent.
Strategically Located Portfolio. Our portfolio is located in several domestic and international markets possessing attractive characteristics for enterprise-focused data center operations. We have domestic properties in six of the top 10 largest U.S. cities by population (Chicago, Dallas, Houston, New York, Phoenix and San Antonio), according to the U.S. Census Bureau, and five of the top 10 cities for Fortune 500 headquarters (Chicago, Cincinnati, Dallas, Houston and New York), according to Forbes. Through the Cervalis Acquisition we have acquired four data center facilities and two work recovery facilities serving the New York metropolitan area, which supports our strategy of growing our Fortune 1000 customer base by growing our presence on the East Coast and enhancing the geographic diversity of our portfolio. We believe cities with large populations or a large number of corporate headquarters are likely to produce incremental demand for IT infrastructure. In addition, being located close to our current and potential customers provides chief information officers (CIOs) with additional confidence when outsourcing their data center infrastructure to us.
Modern, High Quality, Flexible Facilities. Our portfolio includes highly efficient, reliable facilities with flexibility to customize customer solutions and accessibility to hundreds of connectivity providers. To optimize the delivery of power, our properties include modern engineering technologies designed to minimize unnecessary power usage and, in our newest facilities, we are able to provide power utilization efficiency ratios that we believe to be among the best in the multi-tenant data center industry. Fortune 1000 CIOs are dividing their application stacks into groups as some applications require 100% availability while others may require significant power to support complex computing or robust connectivity. Our construction design enables us to deliver different power densities and resiliencies to the same customer footprint, allowing customers to tailor solutions to meet their application needs. In addition, the National IX Platform provides access to hundreds of telecommunication and Internet carriers.
Massively Modular® Construction Methods. Our Massively Modular® design principles allow us to efficiently stage construction on a large scale and deliver critical power and colocation square feet (CSF) in a timeframe that we believe is one of the best in the industry. We acquire or build a large powered shell capable of scaling with our customers’ power and colocation space needs.The powered shell can be acquired or constructed for a relatively inexpensive capital cost. Once the building shell is ready, we can build individual data center halls in portions of the building space to meet the needs of customers on a modular basis. This modular data center hall construction can be completed in 12 to 16 weeks to meet our customers’ immediate needs. This short construction timeframe ensures a very high utilization of the assets and minimizes the time between our capital investment and the receipt of customer revenue, favorably impacting our return on investment while also translating into lower costs for our customers. Our design principles also allow us to add incremental equipment to increase power densities as our customers’ power needs increase, which provides our customers with a significant amount of flexibility to manage their IT demands. We believe this Massively Modular® approach allows us to respond to rapidly evolving customer needs, to commit capital toward the highest return projects and to develop state-of-the-art data center facilities.
Significant Leasing Capability. Our focus on the customer, our ability to scale with their needs, and our operational excellence provides us with embedded future growth from our customer base. During 2015, we signed new leases representing $88.6 million in annualized revenue, with previously existing customers accounting for approximately 73% of this amount. Since December 31, 2014, we have increased our colocation space square feet (CSF) by approximately 349,000 square feet or 28%, while maintaining a high percentage of CSF utilized of 86% as of December 31, 2015.
Significant, Attractive Expansion Opportunities. As of December 31, 2015, we had 574,000 NRSF of powered shell available for future development and approximately 183 acres of land that are available for future data center facility development. The powered shell available for future development allows us to nearly double our footprint in locations that are part of our domestic portfolio, and consists of approximately 257,000 NRSF in the Southwest (Texas and Phoenix) and 317,000 NRSF in the Northeast and Midwest. Our current development properties and available acreage were selected based on extensive site selection criteria and the collective industry knowledge and experience of our management team with a focus on markets with a strong presence of and high demand by Fortune 1000 companies. As a result, we believe that our development portfolio contains properties that are located in markets with attractive supply and demand conditions and that possess suitable physical characteristics to support data center infrastructure.
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

Balance Sheet Positioned to Fund Continued Growth. As of December 31, 2015, we had $422.2 million in available liquidity, including $407.9 million in borrowing capacity under our unsecured revolving credit facility. The Credit Agreement also includes an accordion feature that allows us to increase the aggregate commitment by up to $250 million. We believe that we are appropriately capitalized with sufficient financial flexibility and capacity to fund our anticipated growth.

Experienced Sales Force with Robust Partner Channel. We have an experienced sales force with a particular expertise in selling to large enterprises, which can require extensive consultation and drive long sales cycles as these enterprises make the initial outsourcing decision. As of December 31, 2015, we had 35 sales-related employees. We believe the depth, knowledge, and experience of our sales team differentiates us from other data center companies, and we are not as dependent on brokers to identify and acquire customers as some other companies in the industry. To complement our direct sales efforts, we have developed a robust network of more than 130 partners, including value added resellers, systems integrators and hosting providers.
Business and Growth Strategies
Our objective is to grow our revenue and earnings and maximize stockholder returns and cash flow by continuing to expand our data center infrastructure outsourcing business.
Increasing Revenue from Existing Customers and Properties. We have historically generated a significant portion of our revenue growth from our existing customers. We will continue to target our existing customers because we believe that many have significant data center infrastructure needs that have not yet been outsourced, and many will require additional data center space and power to support their growth and their increasing reliance on technology infrastructure in their operations. To address new demand, as of December 31, 2015, we have approximately 519,000 NRSF currently available for lease. We also have approximately 839,000 NRSF under development, as well as 574,000 NRSF of additional powered shell space under roof available for development.
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
We acquire customers through a variety of channels. We have historically managed our sales process through a direct-to-the-customer model but are now utilizing third-party leasing agents and indirect leasing channels to expand our universe of potential new customers. Over the past few years, we have developed a robust network of partners in our indirect leasing channels, including value added resellers, systems integrators and hosting providers. These channels, in combination with our award-winning internal marketing team, have enabled us to build both a strong brand and outreach program to new customers. Throughout the life cycle of a customer’s lease with us, we maintain a disciplined approach to monitoring their experience, with the goal of providing the highest level of customer service. This personal attention fosters a strong relationship and trust with our customers, which leads to future growth and leasing renewals.
Expanding into New Markets. Our expansion strategy focuses on developing new data centers in markets where our customers are located and in markets with a strong presence of and high demand by Fortune 1000 customers. We conduct extensive analysis to ensure an identified market displays strong data center fundamentals, independent of the demand presented by any particular customer. In addition, we consider markets where our existing customers want us to be located. We regularly meet with our customers to understand their business strategies and potential data center needs. Our strategy of broadening our geographic footprint and expanding into markets with a strong presence of and high demand by Fortune 1000 customers is what led to our expansion into the Northern Virginia and New York metropolitan markets. We believe that this approach combined with our Massively Modular® construction design reduces the risk associated with expansion into new markets because it provides strong visibility into our leasing opportunities and helps to ensure targeted returns on new developments. When considering a new market, we take a disciplined approach in evaluating potential business, property and site acquisitions, including a site’s geographic attributes, availability of telecommunications and connectivity providers, access to power, and expected costs for development.
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
Our Portfolio
As of December 31, 2015, our property portfolio included 32 data centers and 2 recovery centers in 12 distinct markets (10 cities in the U.S., London and Singapore) collectively providing approximately 2,954,000 net rentable square feet (NRSF), of which 82% was leased, and powered by approximately 227 MW of available critical load capacity. We own 18 of the buildings in which our data center facilities are located. We lease the remaining 16 buildings, which account for approximately 700,000 NRSF, or approximately 24% of our total operating NRSF. These leased buildings accounted for 33% of our total annualized rent as of December 31, 2015. We also currently have 839,000 NRSF under development, as well as 574,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 183 acres of land that are available for future data center shell development. Along with our primary product offering, leasing of colocation space, our customers are also interested in ancillary office and other space. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers. The following tables provide an overview of our operating and development properties as of December 31, 2015.

CyrusOne Inc.
Data Center Portfolio
As of December 31, 2015
(unaudited)

			Operating Net Rentable Square Feet (NRSF)(a)							Powered Shell Available for Future Development (NRSF)(j)	Available Critical Load Capacity (MW)(k)
Facilities	Metro Area	Annualized Rent(b)	Colocation Space (CSF)(c)	CSF Leased(d)	CSF Utilized (e)	Office & Other(f)	Office & Other Leased(g)	Supporting Infrastructure(h)	Total(i)
Westway Park Blvd., Houston, TX (Houston West 1)	Houston	49,228,557	112,133	96%	96%	10,563	98%	37,062	159,758	3,000	28
W. Frankford, Carrollton, TX (Carrollton)	Dallas	39,175,328	226,604	83%	84%	33,009	96%	90,314	349,927	196,000	24
S. State Highway 121 Business Lewisville, TX (Lewisville)*	Dallas	38,111,032	108,687	96%	100%	11,374	97%	59,345	179,406	—	18
West Seventh St., Cincinnati, OH (7th Street)***	Cincinnati	36,512,827	212,030	94%	94%	5,744	100%	171,156	388,930	37,000	13
Madison Road (Totowa)**	New York	28,825,440	51,242	84%	84%	22,477	100%	58,964	132,683	—	6
Myer Conners Rd (Wappingers Falls)**	New York	26,895,181	37,000	97%	97%	12,485	95%	22,087	71,572	—	3
Southwest Fwy., Houston, TX (Galleria)	Houston	26,044,727	63,469	76%	76%	23,259	51%	24,927	111,655	—	14
Kingsview Dr., Lebanon, OH (Lebanon)	Cincinnati	22,626,127	65,303	86%	89%	44,886	72%	52,950	163,139	65,000	14
South Ellis Street Chandler, AZ (Phoenix 1)	Phoenix	20,747,156	77,504	100%	100%	34,501	11%	39,137	151,142	31,000	16
Westover Hills Blvd, San Antonio, TX (San Antonio 1)	San Antonio	20,682,080	43,843	100%	100%	5,989	83%	45,650	95,482	11,000	12
Westway Park Blvd., Houston, TX (Houston West 2)	Houston	18,549,027	79,492	83%	87%	3,355	62%	55,023	137,870	12,000	12
Industrial Rd., Florence, KY (Florence)	Cincinnati	14,770,442	52,698	100%	100%	46,848	87%	40,374	139,920	—	9
Riverbend Drive South (Stamford)**	New York	12,713,173	20,000	92%	92%	—	—%	8,484	28,484	—	2
Metropolis Dr., Austin, TX (Austin 2)	Austin	11,826,167	43,772	98%	100%	1,821	100%	22,433	68,026	—	5
South Ellis Street Chandler, AZ (Phoenix 2)	Phoenix	11,475,572	72,116	100%	100%	5,618	38%	25,516	103,250	4,000	12
Knightsbridge Dr., Hamilton, OH (Hamilton)*	Cincinnati	9,431,835	46,565	79%	79%	1,077	100%	35,336	82,978	—	10
Ridgetop Circle, Sterling, VA (Northern Virginia)	Washington, D.C.	6,654,927	74,653	49%	73%	1,901	100%	52,605	129,159	3,000	12
Parkway Dr., Mason, OH (Mason)	Cincinnati	5,682,831	34,072	100%	100%	26,458	98%	17,193	77,723	—	4
Midway Rd., Carrollton, TX (Midway)**	Dallas	5,622,862	8,390	100%	100%	—	—%	—	8,390	—	1
E. Ben White Blvd., Austin, TX (Austin 1)	Austin	5,418,954	16,223	87%	87%	21,476	100%	7,517	45,216	—	2
Kestral Way (London)**	London	4,661,313	10,000	99%	99%	—	—%	514	10,514	—	1
Norden Place (Norwalk)**	New York	3,405,525	13,192	67%	67%	4,085	72%	40,610	57,887	87,000	2
Marsh Lane, Carrollton, TX (Marsh Ln)**	Dallas	2,409,035	4,245	100%	100%	—	—%	—	4,245	—	1
Springer St., Lombard, IL (Lombard)	Chicago	2,265,284	13,516	71%	72%	4,115	100%	12,230	29,861	29,000	3
Omega Drive (Stamford)**	New York	1,481,005	—	—%	—%	18,552	87%	3,796	22,348	—	—
Bryan St., Dallas, TX (Bryan St)**	Dallas	934,154	3,020	51%	51%	—	—%	—	3,020	—	1
Metropolis Dr., Austin, TX (Austin 3)	Austin	704,297	61,838	2%	6%	15,055	—%	20,629	97,522	67,000	3
Crescent Circle, South Bend, IN (Blackthorn)*	South Bend	541,644	3,432	41%	41%	—	—%	5,125	8,557	11,000	1
McAuley Place, Blue Ash, OH (Blue Ash)*	Cincinnati	522,902	6,193	39%	39%	6,950	100%	2,166	15,309	—	1
Houston, TX (Houston West 3)	Houston	411,504	—	—%	—%	8,564	100%	5,304	13,868	—	—
E. Monroe St., South Bend, IN (Monroe St.)	South Bend	396,366	6,350	22%	22%	—	—%	6,478	12,828	4,000	1
Commerce Road (Totowa)**	New York	296,520	—	—%	—%	20,460	30%	5,540	26,000	—	—
Jurong East (Singapore)**	Singapore	286,586	3,200	19%	19%	—	—%	—	3,200	—	1
Goldcoast Dr., Cincinnati, OH (Goldcoast)	Cincinnati	95,701	2,728	—%	—%	5,280	100%	16,481	24,489	14,000	1
Total		$429,406,081	1,573,510	84%	86%	395,902	74%	984,946	2,954,358	574,000	227

*	Indicates properties in which we hold a leasehold interest in the building shell and land. All data center infrastructure has been constructed by us and is owned by us.

**	Indicates properties in which we hold a leasehold interest in the building shell, land, and all data center infrastructure.

***	The information provided for the West Seventh Street (7th St.) property includes data for two facilities, one of which we lease and one of which we own.

(a)	Represents the total square feet of a building under lease or available for lease based on engineers' drawings and estimates but does not include space held for development or space used by CyrusOne.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2015, multiplied by 12. For the month of December 2015, customer reimbursements were $46.1 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From January 1, 2014 through December 31, 2015, customer reimbursements under leases with separately metered power constituted between 10.6% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2015 was $431.1 million. Our annualized effective rent was greater than our annualized rent as of December 31, 2015 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(c)	CSF represents the NRSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.

(d)
Percent leased is determined based on CSF being billed to customers under signed leases as of December 31, 2015 divided by total CSF. Leases signed but not commenced as of December 31, 2015 are not included.

(e)	Utilization is calculated by dividing CSF under signed leases for colocation space (whether or not the lease has commenced billing) by total CSF.

(f)	Represents the NRSF at an operating facility that is currently leased or readily available for lease as space other than CSF, which is typically office and other space.

(g)
Percent leased is determined based on Office & Other space being billed to customers under signed leases as of December 31, 2015 divided by total Office & Other space. Leases signed but not commenced as of December 31, 2015 are not included.

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

CyrusOne Inc.
NRSF Under Development
As of December 31, 2015
(Dollars in millions)
(unaudited)

			NRSF Under Development (a)						Under Development Costs
Facilities	Metropolitan Area	Estimated Completion Date	Colocation Space (CSF)	Office & Other	Supporting Infrastructure	Powered Shell(b)	Total	Critical Load MW Capacity(c)	Actual to Date(d)	Estimated Costs to Completion(e)	Total
W. Frankford (Carrollton)	Dallas	1Q'16	69,000	—	2,000	—	71,000	6.0	$12	$15-18	$27-30
W. Frankford (Carrollton)	Dallas	2Q'16	4,000	—	1,000	—	5,000	2.0	—	6-7	6-7
S. State Highway 121 Business Lewisville, TX (Lewisville)	Dallas	2Q'16	4,000	—	—	—	4,000	3.0	—	12-15	12-15
Westover Hills Blvd. (San Antonio 2)	San Antonio	3Q'16	30,000	20,000	25,000	49,000	124,000	3.0	32	8-11	40-43
Westway Park Blvd. (Houston West 3)	Houston	1Q'16	53,000	—	32,000	213,000	298,000	6.0	55	1-2	56-57
Phoenix 3	Phoenix	1Q'16	36,000	5,000	24,000	40,000	105,000	2.0	10	6-8	16-18
Ridgetop Circle, Sterling, VA (Northern Virginia 2)	Washington, D.C.	3Q'16	159,000	9,000	64,000	—	232,000	30.0	—	131-160	131-160
Total			355,000	34,000	148,000	302,000	839,000	52.0	$109	$179-221	$288-330

(a)
Represents NRSF at a facility for which activities have commenced or are expected to commence in the next two quarters to prepare the space for its intended use. Estimates and timing are subject to change.

(b)	Represents NRSF under construction that, upon completion, will be powered shell available for future development into operating NRSF.

(c)
Critical load capacity represents the aggregate power available for lease and exclusive use by customers expressed in terms of megawatts. The capacity reported is for non-redundant megawatts, as we can develop flexible solutions to our customers at multiple resiliency levels. Does not sum to total due to rounding.

(d)	Actual to date is the cash investment as of December 31, 2015. There may be accruals above this amount for work completed, for which cash has not yet been paid.

(e)	Represents management’s estimate of the total costs required to complete the current NRSF under development. There may be an increase in costs if customers require greater power density.

Customer Diversification

Our portfolio is currently leased to 930 customers, many of which are leading global companies. The following table sets forth information regarding the 20 largest customers, including their affiliates, in our portfolio based on annualized rent as of December 31, 2015:

CyrusOne Inc.
Customer Diversification(a)
As of December 31, 2015
(unaudited)

	Principal Customer Industry	Number of Locations	Annualized Rent(b)	Percentage of Portfolio Annualized Rent(c)	Weighted Average Remaining Lease Term in Months(d)
1	Information Technology	3	$17,064,837	4.0%	30.2
2	Energy	1	15,253,223	3.6%	29.5
3	Telecommunication Services	2	14,811,414	3.4%	30.9
4	Research and Consulting Services	3	13,702,181	3.2%	24.1
5	Energy	5	12,892,884	3.0%	32.1
6	Information Technology	1	12,178,854	2.8%	39.0
7	Information Technology	2	11,474,720	2.7%	110.1
8	Telecommunications (CBI)(e)	7	10,999,444	2.6%	18.9
9	Industrials	4	10,899,077	2.5%	23.9
10	Information Technology	2	7,979,724	1.9%	19.7
11	Financial Services	1	6,600,225	1.5%	53.0
12	Financial Services	1	5,906,922	1.4%	71.0
13	Energy	3	5,633,730	1.3%	6.9
14	Financial Services	2	5,631,831	1.3%	27.0
15	Information Technology	3	5,630,677	1.3%	52.0
16	Financial Services	6	5,622,184	1.3%	53.8
17	Financial Services	3	5,578,562	1.3%	6.2
18	Energy	2	5,473,736	1.3%	23.1
19	Telecommunication Services	5	5,461,538	1.3%	40.0
20	Information Technology	1	4,853,505	1.1%	62.0
			$183,649,268	42.8%	36.9

(a)	Customers and their affiliates are consolidated.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2015, multiplied by 12. For the month of December 2015, customer reimbursements were $46.1 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From January 1, 2014 through December 31, 2015, customer reimbursements under leases with separately metered power constituted between 10.6% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2015 was $431.1 million. Our annualized effective rent was greater than our annualized rent as of December 31, 2015 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(c)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of December 31, 2015, which was approximately $429.4 million.

(d)
Weighted average based on customer’s percentage of total annualized rent expiring and is as of December 31, 2015, assuming that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.

(e)
Includes information for both Cincinnati Bell Technology Solutions (CBTS) and Cincinnati Bell Telephone and two customers that have contracts with CBTS. We expect the contracts for these two customers to be assigned to us, but the consents for such assignments have not yet been obtained. Excluding these customers, Cincinnati Bell Inc. and subsidiaries represented 2.0% of our annualized rent as of December 31, 2015.

Lease Distribution

The following table sets forth information relating to the distribution of customer leases in the properties in our portfolio, based on NRSF under lease as of December 31, 2015:
CyrusOne Inc.
Lease Distribution
As of December 31, 2015
(unaudited)

NRSF Under Lease(a)	Number of Customers(b)	Percentage of All Customers	Total Leased NRSF(c)	Percentage of Portfolio Leased NRSF	Annualized Rent(d)	Percentage of Annualized Rent
0-999	705	76%	143,041	6%	$73,351,096	17%
1,000-2,499	84	9%	130,335	5%	29,297,831	7%
2,500-4,999	53	6%	188,856	8%	34,469,402	8%
5,000-9,999	30	3%	211,828	9%	42,989,884	10%
10,000+	58	6%	1,760,944	72%	249,297,868	58%
Total	930	100%	2,435,004	100%	$429,406,081	100%

(a)	Represents all leases in our portfolio, including colocation, office and other leases.

(b)
Represents the number of customers occupying data center, office and other space as of December 31, 2015. This may vary from total customer count as some customers may be under contract, but have yet to occupy space.

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

(d)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2015, multiplied by 12. For the month of December 2015, customer reimbursements were $46.1 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From January 1, 2014 through December 31, 2015, customer reimbursements under leases with separately metered power constituted between 10.6% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2015 was $431.1 million. Our annualized effective rent was greater than our annualized rent as of December 31, 2015 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

Lease Expiration

The following table sets forth a summary schedule of the customer lease expirations for leases in place as of December 31, 2015, plus available space, for each of the 10 full calendar years beginning January 1, 2016, at the properties in our portfolio.
CyrusOne Inc.
Lease Expirations
As of December 31, 2015
(unaudited)

Year(a)	Number of Leases Expiring(b)	Total Operating NRSF Expiring	Percentage of Total NRSF	Annualized Rent(c)	Percentage of Annualized Rent	Annualized Rent at Expiration(d)	Percentage of Annualized Rent at Expiration
Available		519,354	18%
Month-to-Month	217	19,555	1%	$4,853,988	1%	$4,853,988	1%
2016	1,694	430,651	15%	101,866,759	24%	102,268,178	22%
2017	1,090	401,208	14%	68,340,467	16%	69,431,760	15%
2018	999	391,549	13%	103,628,863	24%	109,286,220	24%
2019	308	368,610	12%	51,446,320	12%	55,728,792	12%
2020	262	328,072	11%	41,712,194	10%	48,685,958	11%
2021	211	108,357	4%	22,862,754	5%	24,845,073	5%
2022	18	42,953	1%	5,211,771	1%	6,210,761	1%
2023	50	59,986	2%	6,437,736	1%	8,869,188	2%
2024	13	61,852	2%	7,631,708	2%	9,505,391	2%
2025 - Thereafter	29	222,211	7%	15,413,521	4%	22,789,704	5%
Total	4,891	2,954,358	100%	$429,406,081	100%	$462,475,013	100%

(a)
Leases that were auto-renewed prior to December 31, 2015 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised.

(b)	Number of leases represents each agreement with a customer. A lease agreement could include multiple spaces and a customer could have multiple leases.

(c)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2015, multiplied by 12. For the month of December 2015, customer reimbursements were $46.1 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From January 1, 2014 through December 31, 2015, customer reimbursements under leases with separately metered power constituted between 10.6% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2015 was $431.1 million. Our annualized effective rent was greater than our annualized rent as of December 31, 2015 because our positive straight-line adjustments and accretion of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(d)	Represents the final monthly contractual rent under existing customer leases that had commenced as of December 31, 2015, multiplied by 12.

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
Environmental Matters
We are subject to laws and regulations relating to the protection of the environment, the storage, management and disposal of hazardous materials, emissions to air and discharges to water, the cleanup of contaminated sites and health and safety matters. These include various regulations promulgated by the Environmental Protection Agency and other federal, state, and local regulatory agencies and legislative bodies relating to our operations, including those involving power generators, batteries, and fuel storage to support co-location infrastructure. While we believe that our operations are in substantial compliance with environmental, health, and human safety laws and regulations, as an owner or operator of property and in connection with the current and historical use of hazardous materials and other operations at its sites, we could incur significant costs, including fines, penalties and other sanctions, cleanup costs and third-party claims for property damages or personal injuries, as a result of violations of or liabilities under environmental laws and regulations.  Fuel storage tanks are present at many of our properties, and if releases were to occur, we may be liable for the costs of cleaning up resulting contamination.  Some of our sites also have a history of previous commercial operations, including past underground storage tanks.

Some of the properties may contain asbestos-containing building materials.  Environmental laws require that asbestos-containing building materials be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements.

Environmental consultants have conducted, as appropriate, Phase I or similar non-intrusive environmental site assessments on recently acquired properties and if appropriate, additional environmental inquiries and assessments on recently acquired properties. Nonetheless, we may acquire or develop sites in the future with unknown environmental conditions from historical operations. Although we are not aware of any sites at which we currently have material remedial obligations, the imposition of remedial obligations as a result of spill or the discovery of contaminants in the future could result in significant additional costs to us.

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
Competition
We compete with numerous developers, owners and operators of technology-related real estate, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our customers, or if our competitors offer space that tenants perceive to be superior to ours (based on factors such as available power, security considerations, location or connectivity), we may lose potential customers and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers when our customers’ leases expire or incur costs to improve our properties. In addition, our customers have the option of building their own data center space which can also place pressure on our rental rates.
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
Employees
We employ approximately 400 persons. None of these employees are represented by a labor union.
Financial Information
For financial information related to our operations, please refer to the financial statements including the notes thereto, included in this Annual Report on Form 10-K.
How to Obtain Our SEC Filings

Effective January 24, 2013, we became subject to the informational requirements of the Securities Exchange Act of 1934, as amended (Exchange Act) and consequently we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC). All reports we file with the SEC will be available free of charge via EDGAR through the SEC website at http://www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Information about the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. We make available our reports on Forms 10-K, 10-Q, and 8-K (as well as all amendments to these reports), and other information, free of charge, at the "Investors" section of our website at http://www.cyrusone.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this report or any other document that we file with the SEC.

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
We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. Our top 10 customers collectively accounted for approximately 30% of our total annualized rent as of December 31, 2015. As a result of this customer concentration, our business, financial condition and results of operations, including the amount of cash available for distribution to our stockholders, could be adversely affected if we lose one or more of our larger customers, if such customers significantly reduce their business with us or if we choose not to enforce, or to enforce less vigorously, any rights that we may have now or in the future against these significant customers because of our desire to maintain our relationship with them.
A significant percentage of our customer base is also concentrated in industry sectors that may from time to time experience volatility, including the energy and technology sectors. Enterprises in the information technology, financial services and energy industries comprised approximately 29%, 21% and 20%, respectively, of our annualized rent as of December 31, 2015. A downturn in one of these industries could negatively impact the financial condition of one or more of our energy or technology customers, including several of our larger customers. In addition, instability in financial markets and economies generally may adversely affect our customers’ ability to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our customers’ financial condition and results of operations. As a result of these factors, customers could default on their obligations to us, delay the purchase of new services from us or decline to renew expiring leases, any of which could have an adverse effect on our business, financial condition and results of operations. A diverse customer base may minimize exposure to economic fluctuations in any one industry, business sector or customer type, or any particular customer. Our relative mix of customers may change over time, as may the industries represented by our customers, the concentration of customers within specified industries and the economic value and risks associated with each customer, and there is no assurance that we will be able to maintain a diverse customer base, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our customers may not renew their leases following expiration. This risk is increased by the significant percentage of our customer leases that expire every year. As of December 31, 2015, leases representing 24%, 16% and 24% of the annualized rent for our portfolio will expire during 2016, 2017 and 2018, respectively, and an additional 1% of the annualized rent for our portfolio was from month-to-month leases. While historically we have retained a significant number of our customers, including those leasing from us on a month-to-month basis, upon expiration our customers may elect not to renew their leases or renew their leases at lower rates, for fewer services or for shorter terms. If we are unable to successfully renew or continue our customer leases on the same or more favorable terms or subsequently re-lease available data center space when such leases expire, our business, financial condition and results of operations could be adversely affected.

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
We generate a substantial portion of our revenue from a small number of metropolitan markets, which makes us more susceptible to regional economic downturns.
Our portfolio of properties consists primarily of data centers geographically concentrated in the metropolitan areas of Houston, Cincinnati, Dallas and New York. These markets comprised 22%, 21%, 20%, and 17%, respectively, of our annualized rent as of December 31, 2015. As such, we are susceptible to local economic conditions and the supply of, and demand for, data center space in these markets. If there is a downturn in the economy, a natural disaster or an oversupply of, or decrease in demand for, data centers in these markets, our business could be adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.
Even if we have additional space available for lease at any one of our data centers, our ability to meet existing customer requirements or lease this space to existing or new customers could be constrained by our ability to provide sufficient electrical power and cooling capacity.
Customers are increasing their deployment of high-density IT equipment in our data centers, which has increased the demand for power and cooling capacity. As current and future customers increase their power footprint in our facilities over time, we may be required to upgrade or add to our existing infrastructure or add additional infrastructure to meet customer requirements. Power and cooling systems are difficult and expensive to upgrade, and such changes may be required at a time or on a timeline during which we lack the financial or operational ability to make such changes. Our failure to timely upgrade or add additional infrastructure could result in a failure to meet the requirements of our existing customers, or limit our ability to increase occupancy rates or density within our existing facilities, whether for new or existing customers. Similarly, even when successful in implementing such changes, we may not be able to pass on any additional costs to our customers.
We do not own all of the buildings in which our data centers are located. Instead, we lease or sublease certain of our data center spaces and the ability to retain these leases or subleases could be a significant risk to our ongoing operations.
We do not own 16 buildings that account for approximately 700,000 NRSF, or approximately 24% of our total operating NRSF. These leased buildings accounted for 33% of our total annualized rent as of December 31, 2015. Our business could be harmed if we are unable to renew the leases for these data centers on favorable terms or at all. Additionally, in several of our smaller facilities we sublease our space, and our rights under these subleases are dependent on our sublandlord retaining its rights under the prime lease. When the primary terms of our existing leases expire, we generally have the right to extend the terms of our leases for one or more renewal periods, subject to, in the case of several of our subleases, our sublandlord renewing its term under the prime lease. For four of these leases and subleases, the renewal rent will be determined based on the fair market value of rental rates for the property, and the then prevailing rental rates may be higher than the current rental rates under the applicable lease. The rent for the remaining leases and subleases will be based on a fixed percentage increase over the base rent during the year immediately prior to expiration. Several of our data centers are leased or subleased from other data center companies, which may increase our risk of non-renewal or renewal on less than favorable terms. If renewal rates are less favorable than those we currently have, we may be required to increase revenues within existing data centers to offset such increase in lease payments. Failure to increase revenues to sufficiently offset these projected higher costs would adversely impact our operating income. Upon the end of our renewal options, we would have to renegotiate our lease terms with the applicable landlords.
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
Our business depends on providing customers with a highly reliable data center environment. We may fail to provide such service as a result of numerous factors, including:
•human error;
•failure to timely deploy adequate infrastructure to meet customer requirements;
•unexpected equipment failure;
•power loss or telecommunications failures;
•improper building maintenance by our landlords in the buildings that we lease;
•physical or electronic security breaches;
•fire, tropical storm, hurricane, tornado, flood, earthquake and other natural disasters;
•water damage;
•war, terrorism and any related conflicts or similar events worldwide; and
•sabotage and vandalism.
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
We may be vulnerable to security breaches which could lead to significant costs and disrupt our operations.
We may be required to expend significant financial resources to protect against physical or cyber security breaches that could result in the misappropriation of our proprietary information or the information of our customers. We may not be able to implement security measures in a timely manner or, if and when implemented, these measures might be circumvented. Service interruptions, equipment failures or security breaches may also expose us to additional legal liability and damage our brand and reputation, and could cause our customers to terminate or not renew their leases. In addition, we may be unable to attract new customers if we have a reputation for significant or frequent service disruptions, equipment failures or physical or cyber security breaches in our data centers. Any such failures could adversely affect our business, financial condition and results of operations.
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
In addition, even when power supplies are adequate, we may be subject to pricing risks and unanticipated costs associated with obtaining power from various utility companies. While we actively seek to lock-in utility rates, many factors beyond our control may increase the rate charged by the local utility. For instance, municipal utilities in areas experiencing financial distress may increase rates to compensate for financial shortfalls unrelated to either the cost of production or the demand for electricity. Utilities may be dependent on, and be sensitive to price increases for, a particular type of fuel, such as coal, oil or natural gas. In addition, the price of these fuels and the electricity generated from them could increase as a result of proposed legislative measures related to climate change or efforts to regulate carbon emissions. In any of these cases, increases in the cost of power at any of our data centers could put those locations at a competitive disadvantage relative to data centers served by utilities that can provide less expensive power. These pricing risks are particularly acute with respect to our customer leases that are structured on a full-service gross basis, where the customer pays a fixed amount for both colocation rental and power. Our business, financial condition and results of operations could be adversely affected in the event of an increase in utility rates under these leases, which, as of December 31, 2015, accounted for approximately 30% of our leased NRSF, because we may be limited in our ability to pass on such costs to these customers.
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
Our operations are primarily based in the United States with a more limited presence in the United Kingdom and Southeast Asia. Expanding our international operations involves risks not generally associated with investments in the United States, including:
•our limited knowledge of and relationships with sellers, customers, contractors, suppliers or other parties in these markets;
•complexity and costs associated with staffing and managing international development and operations;
•difficulty in hiring qualified management, sales and construction personnel and service providers in a timely fashion;
•problems securing and maintaining the necessary physical and telecommunications infrastructure;

•	multiple, conflicting and changing legal, regulatory, entitlement and permitting, and tax and treaty environments with which we have limited familiarity;
•exposure to increased taxation, confiscation or expropriation;

•	fluctuations in foreign currency exchange rates, currency transfer restrictions and limitations on our ability to distribute cash earned in foreign jurisdictions to the United States;
•longer payment cycles and problems collecting accounts receivable;
•laws and regulations on content distributed over the Internet that are more restrictive than those in the United States;

•
difficulty in enforcing agreements in non-U.S. jurisdictions, including those entered into in connection with our acquisitions or in the event of a default by one or more of our customers, suppliers or contractors;

•political and economic instability, including sovereign credit risk, in certain geographic regions; and
•exposure to restrictive foreign labor law practices.
Our inability to overcome these risks could adversely affect our foreign operations and growth prospects and could harm our business, financial condition and results of operations.
We may be unable to identify and complete acquisitions and successfully operate acquired properties.

We continually evaluate the market for available properties and may acquire data centers or properties suited for data center development when opportunities exist. Our ability to acquire properties on favorable terms and successfully develop and operate acquired properties involves significant risks, including:

•	we may be unable to acquire a desired property because of competition from other data center companies or real estate investors with more capital;

•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price of such property;
•we may be unable to realize the intended benefits from acquisitions or achieve anticipated operating or financial results;
•we may be unable to finance the acquisition on favorable terms or at all;
•we may underestimate the costs to make necessary improvements to acquired properties;

•	we may be unable to quickly and efficiently integrate new acquisitions into our existing operations resulting in disruptions to our operations or the diversion of our management’s attention;
•acquired properties may be subject to reassessment, which may result in higher than expected tax payments;
•we may not be able to access sufficient power on favorable terms or at all;
•market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and
•we may face challenges in retaining the customers of acquired properties.
Many of these risks will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenue, and diversion of our management's time and energy, which could adversely affect our business, financial condition and results of operations. In addition, even if we successfully operate acquired properties, we may not realize the full benefits of the acquisition, including the synergies, operating efficiencies, or sales or growth opportunities that are expected. If we are unable to successfully acquire, develop and operate data center properties, our ability to grow our business and compete will be significantly impaired, which could adversely affect our business, financial condition and results of operations.
Our customers may choose to develop or relocate into new data centers or expand their own existing data centers, which could result in the loss of one or more key customers or reduce demand for our newly developed data centers.
In the future, our customers may choose to develop or relocate to new data centers or expand or consolidate into their existing data centers that we do not own. In the event that any of our key customers were to do so, it could result in a loss of business to us or put pressure on our pricing. If we lose a customer, we cannot provide assurance that we would be able to replace that customer at a competitive rate or at all, which could adversely affect our business, financial condition and results of operations.
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
We have significantly and rapidly expanded the size of our Company. For example, we increased our footprint by 32% from approximately 2,235,000 NRSF at the end of 2014 to approximately 2,954,000 NRSF by December 31, 2015. Our growth may significantly strain our management, operational and financial resources and systems. An inability to manage our growth effectively or the increased strain on our management, our resources and systems could materially adversely affect our business, financial condition and results of operations.
To fund our growth strategy and refinance our indebtedness, we depend on external sources of capital, which may not be available to us on commercially reasonable terms or at all.
In order to maintain our qualification as a REIT, we are required under the Code, among other things, to distribute at least 90% of our REIT taxable income annually, determined without regard to the dividends paid deduction and excluding any net capital gains. Even if we maintain our qualification as a REIT, we will be subject to U.S. federal income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, as well as U.S. federal income tax at regular corporate rates for income recognized by our taxable REIT subsidiaries (TRS). Because of these distribution requirements, we will likely not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third-party capital markets sources for debt or equity financing to fund our growth strategy. In addition, we may need third-party capital markets sources to refinance our indebtedness at maturity. Continued or increased turbulence in the U.S., European and other international financial markets and economies and tighter credit conditions may adversely affect our ability to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our business, financial condition and results of operations. As such, we may not be able to obtain the financing on favorable terms or at all. Our access to third-party sources of capital also depends, in part, on:
•the market’s perception of our growth potential;
•our then-current debt levels;
•our historical and expected future earnings, cash flow and cash distributions;
•the market price per share of our common stock; and
•our lenders' ability to meet their financing commitments.
In addition, our ability to access additional capital may be limited by the terms of our then-existing indebtedness which may restrict our incurrence of additional debt. If we cannot obtain capital when needed, we may not be able to acquire or develop properties when strategic opportunities arise or refinance our debt at maturity, and we may need to increase our liquidity by disposing of properties possibly on disadvantageous terms or renewing leases on less favorable terms than we otherwise would, which could adversely affect our business, financial condition and results of operations.
Level of indebtedness and debt service obligations could have adverse effects on our business.
As of December 31, 2015, we had a total combined indebtedness, including capital lease obligations, of approximately $1,008.7 million and lease financing arrangements of $150.0 million. We also currently have the ability to borrow up to an additional $407.9 million under our revolving credit facility, subject to satisfying certain financial tests. Our Credit Agreement contains an accordion feature that allows the operating partnership to increase the aggregate commitment by up to $250.0 million. There are no limits on the amount of indebtedness we may incur other than limits contained in the 6.375% senior notes indenture, our revolving credit facility, or future agreements that we may enter into. A substantial level of indebtedness could have adverse consequences for our business, financial condition and results of operations because it could, among other things:

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
•make it more difficult for us to satisfy our financial obligations, including borrowings under our revolving credit facility;
•increase our vulnerability to general adverse economic and industry conditions;
•expose us to increases in interest rates for our variable rate debt;
•limit our ability to borrow additional funds on favorable terms or at all to expand our business or ease liquidity constraints;

•	limit our ability to refinance all or a portion of our indebtedness on or before maturity on the same or more favorable terms or at all;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•place us at a competitive disadvantage relative to competitors that have less indebtedness;

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
The agreements governing our indebtedness contain covenants that place restrictions on us and our subsidiaries. These covenants restrict, among other things, our and our subsidiaries’ ability to:
•merge, consolidate or transfer all, or substantially all, of our or our subsidiaries’ assets;
•incur additional debt or issue preferred stock;
•make certain investments or acquisitions;
•create liens on our or our subsidiaries’ assets;
•sell assets;
•make capital expenditures;

•make distributions on or repurchase our stock;
•enter into transactions with affiliates;
•issue or sell stock of our subsidiaries; and
•change the nature of our business.
These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. In addition, our revolving credit facility requires us to maintain specified financial ratios and satisfy financial condition tests. The indenture governing our 6.375% senior notes also requires our operating partnership and its subsidiaries to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants or covenants under any other agreements governing our indebtedness could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders or holders thereof could elect to declare all outstanding debt under such agreements to be immediately due and payable. If we were unable to repay or refinance the accelerated debt, the lenders or holders, as applicable, could proceed against any assets pledged to secure that debt, including foreclosing on or requiring the sale of our data centers, and our assets may not be sufficient to repay such debt in full.
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
Assets and entities that we have acquired or may acquire in the future, including the properties contributed to us by CBI, may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities for clean-up or remediation of environmental conditions, claims of customers, vendors or other persons dealing with the acquired entities, tax liabilities and other liabilities whether incurred in the ordinary course of business or otherwise. In the future we may enter into transactions with limited representations and warranties or with representations and warranties that do not survive the closing of the transactions, in which event we would have no or limited recourse against the sellers of such properties. While we usually require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification is often limited and subject to various materiality thresholds, a significant deductible, an aggregate cap on losses or a survival period. For example, under the terms of the agreement governing the Cervalis Acquisition, the sellers agreed to indemnify us with respect to breaches of representations and warranties subject to various survival periods, materiality thresholds, a deductible of $2.0 million and an aggregate cap on losses, with minimal exceptions, of $4.0 million.
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
We have limited operating history as a REIT and as an independent public company, and our inexperience may impede our ability to successfully manage our business or implement effective internal controls.
We have limited operating history as a REIT and as a public company. While we formerly operated as a subsidiary of a public company, and key members of our management team have served in leadership roles of other REITS and other public companies, we have limited operating history as a REIT and as an independent public company. We cannot assure you that our past experience will be sufficient to successfully operate our company as a REIT or an independent public company. We are required to maintain substantial control systems and procedures in order to continue to qualify as a REIT, satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and NASDAQ Global Select Market listing standards. As a result, our management and other personnel need to devote a substantial amount of time to comply with these rules and regulations and establish and maintain the corporate infrastructure and controls demanded of a publicly traded REIT.
An inability to maintain effective disclosure controls and procedures and internal control over financial reporting or to remediate deficiencies could cause us to fail to meet our reporting obligations under the Securities Exchange Act of 1934, as amended (Exchange Act), or result in material weaknesses, material misstatements or omissions in our Exchange Act reports, any of which could cause investors to lose confidence in our Company and could adversely affect our business, financial condition and results of operations.
The failure to successfully implement changes to our information technology system could adversely affect our business.
From time to time, we make changes to our information technology system. For example, in 2014 we upgraded our information technology system as part of our efforts to improve our financial reporting. Transitioning to new or upgraded systems can create difficulties. We may experience difficulties in transitioning to new or upgraded systems, including loss of data and decreases in productivity until personnel become familiar with new systems. In addition, our management information systems will require modification and refinement as we grow and as our business needs change, which could prolong difficulties we experience with systems transitions, and we may not always employ the most effective systems for our purposes. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems and respond to changes in our business needs, our operating results could be harmed or we may fail to meet our reporting obligations.
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
We have experienced a number of changes in our senior management team in the past year. We appointed a new Chief Financial Officer in October 2015, a new General Counsel in August 2015 and a new Chief Accounting Officer in July 2015. Changes in senior management are inherently disruptive and may have a materially adverse impact on our business, financial condition and results of operations. We may experience operational disruptions and inefficiencies during the transition.
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
We have deployed the National IX Platform throughout several of our properties, and expect that we will further deploy it throughout our portfolio to meet customer demand. The National IX Platform allows our customers to connect to third-party carriers and other customers. We may be required to incur substantial additional costs to operate and expand the National IX Platform. The National IX Platform is subject to failure resulting from numerous factors, including but not limited to:

•human error;
•equipment failure;
•physical, electronic, and cyber-security breaches;
•fire, earthquake, hurricane, flood, tornado and other natural disasters in our facilities;
•failure to properly connect to third-party carriers or other customers;
•fiber cuts;
•power loss;
•terrorist acts;
•sabotage and vandalism; and

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
Our ability to make expected distributions to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution to our stockholders and the value of our properties. These events include:
•local oversupply, increased competition or reduction in demand for technology-related space;
•inability to collect rent from customers;
•vacancies or our inability to rent space on favorable terms;
•inability to finance property development and acquisitions on favorable terms;
•increased operating costs to the extent not paid for by our customers;
•costs of complying with changes in governmental regulations;

•	the relative illiquidity of real estate investments, especially the specialized real estate properties that we hold and seek to acquire and develop; and
•changing market demographics.
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
Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to adverse changes in the real estate market or in the performance of such properties may be limited, thus harming our financial condition. The real estate market is affected by many factors that are beyond our control, including:
•adverse changes in national and local economic and market conditions;
•changes in interest rates and in the availability, cost and terms of debt financing;
•changes in governmental laws and regulations, fiscal policies and zoning ordinances and costs of compliance therewith;
•the ongoing cost of capital improvements that are not passed on to our customers, particularly in older structures;
•changes in operating expenses; and

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
Maryland law provides that a director has no liability in the capacity as a director if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the company’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the Maryland General Corporation Law (MGCL), our charter limits the liability of our directors and officers to the company and our stockholders for money damages, except for liability resulting from:
•actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.
In addition, our charter authorizes us to obligate the company, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those capacities and to pay or reimburse their reasonable expenses in advance of final disposition of a proceeding to the maximum extent permitted by Maryland law, and we have entered into indemnification agreements with our directors and expect to do so with certain of our executive officers. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. Accordingly, in the event that any of our directors or officers are exculpated from, or indemnified against, liability but whose actions impede our performance, our stockholders’ ability to recover damages from that director or officer will be limited.
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
Our charter and bylaws contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interests, including the following:

•
Our Charter Contains Restrictions on the Ownership and Transfer of Our Stock. In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elect to be taxed as a REIT. Subject to certain exceptions, our charter prohibits any stockholder from owning beneficially or constructively more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock, or 9.8% in value of the aggregate of the outstanding shares of all classes or series of our stock. We refer to these restrictions collectively as the “ownership limits.” The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding common stock or the outstanding shares of all classes or series of our stock by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Our charter also prohibits any person from owning shares of our stock that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares of our common stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. These ownership limits may prevent a third-party from acquiring control of us if our board of directors does not grant an exemption from the ownership limits, even if our stockholders believe the change in control is in their best interests. Although it is under no continuing obligation to do so, our board of directors has granted some limited exemptions from the ownership limits applicable to other holders of our common stock, subject to certain initial and ongoing conditions designed to protect our status as a REIT, including the receipt of an Internal Revenue Service (IRS) private letter ruling or an opinion of counsel from a nationally recognized law firm that the exercise of any such exemption should not cause any rent payable by CBI to jeopardize our REIT status.

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

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (Treasury). Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences to our investors and us of such qualification.
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
We cannot predict whether future issuances of shares of our common stock or the availability of shares of our common stock for resale in the open market will decrease the market price per share of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of the shares of our common stock. Pursuant to the Registration Rights Agreement executed in connection with the formation transactions, CBI has the right to require us to register with the SEC the resale of its shares of our common stock. In addition, we registered shares of common stock that we have reserved for issuance under our 2012 Long Term Incentive Plan, and they can generally be freely sold in the public market, assuming any applicable restrictions and vesting requirements are satisfied. If any or all of these holders, including CBI, cause a large number of their shares to be sold in the public market, the sales could reduce the trading price of our common stock and could impede our ability to raise future capital.

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
Some of the factors that could negatively affect the market price of our common stock or result in fluctuations in the price or trading volume of our common stock include:
•actual or anticipated variations in our quarterly results of operations or distributions;
•changes in our funds from operations or earnings estimates;
•publication of research reports about us or the real estate, technology or data center industries;
•increases in market interest rates that may cause purchasers of our shares to demand a higher yield;
•changes in market valuations of similar companies;
•adverse market reaction to any additional debt we may incur in the future;
•additions or departures of key personnel;
•actions by institutional stockholders;
•speculation in the press or investment community about our company or industry or the economy in general;
•the occurrence of any of the other risk factors presented in this Annual Report on Form 10-K; and
•general market and economic conditions.
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
A)Market Information
Our common stock is listed on the NASDAQ Global Select Market under the symbol “CONE.” Our shares have only been publicly traded since January 18, 2013. The following table sets forth, the high and low sales price of our common stock and the distributions we declared with respect to the periods indicated.

	Market Price
	High	Low	Dividend declared
First Quarter 2014	$23.44	$20.21	$0.21
Second Quarter 2014	25.00	19.52	0.21
Third Quarter 2014	26.88	23.64	0.21
Fourth Quarter 2014	28.37	23.59	0.21
First Quarter 2015	32.86	27.03	0.315
Second Quarter 2015	32.84	29.06	0.315
Third Quarter 2015	35.55	29.18	0.315
Fourth Quarter 2015	38.18	32.05	0.315
B)Holders
As of January 29, 2016, CyrusOne Inc. had 203 shareholders of record and 72,270,518 outstanding shares.
C)Distribution Policy
We have made distributions in the form of dividends each quarter since the completion of our IPO as shown in the chart above. In order to comply with the REIT requirements of the Code, we plan to continue to make quarterly distributions to our shareholders of at least 90% of our taxable income. Distributions made by us will be authorized and determined by our board of directors in its sole discretion out of funds legally available therefore and will be dependent upon a number of factors, including restrictions under applicable law and other factors. If we have underestimated our cash available for distribution, we may need to increase our borrowings in order to fund our intended distributions. Notwithstanding the foregoing, our revolving credit facility and indenture restrict CyrusOne LP from making distributions to holders of its operating partnership units, or redeeming or otherwise repurchasing shares of its operating partnership units, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable CyrusOne Inc. to maintain its qualification as a REIT and to minimize the payment of income taxes.

D)Recent Sales of Unregistered Securities

On December 31, 2015, CyrusOne Inc. completed a private placement of 6,346,835 newly issued shares of its common stock, in exchange for an equal number of operating partnership units in CyrusOne LP held by a subsidiary of CBI. As a result, CBI owns approximately 9.5% of the Company’s common stock, and all of the operating partnership units in the CyrusOne LP are owned, directly or indirectly, by the Company.
E)    Stock Performance
The following graph compares the cumulative total stockholder return on CyrusOne Inc.’s common stock for the year ended December 31, 2015, with the cumulative total return on the S&P 500 Market Index and the MSCI US REIT Index (RMZ). The comparison assumes that $100 was invested on January 17, 2013 in CyrusOne, Inc.’s common stock and in each of these indices and assumes reinvestment of dividends, if any.

Stock Performance Chart
Index Value
220
210
200
190
180
170
160
150
140
130
120
110
100
90
January 17, 2013
March 31, 2013
June 30, 2013
September 30, 2013
December 31, 2013
March 31, 2014
June 30, 2014
September 30, 2014
December 31, 2014
March 31, 2015
June 30, 2015
September 30, 2015
December 31, 2015
Pricing Date
CONE
S&P 500
MSCI US REIT

Pricing Date	CONE	S&P 500	MSCI US REIT
January 17, 2013	$100.0	$100.0	$100.0
March 31, 2013	121.5	106.0	104.1
June 30, 2013	111.2	108.5	101.5
September 30, 2013	102.7	113.5	97.6
December 31, 2013	121.6	124.8	95.8
March 31, 2014	114.6	126.4	104.3
June 30, 2014	138.1	132.4	110.6
September 30, 2014	134.5	133.2	106.1
December 31, 2014	155.3	139.0	120.0
March 31, 2015	170.5	139.6	124.7
June 30, 2015	163.1	139.3	110.6
September 30, 2015	182.6	129.6	111.8
December 31, 2015	211.2	138.0	116.4
F)    Issuer Purchases of Equity Securities
None.

ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth selected financial and operating data on a consolidated and combined historical basis.

Our business was originally comprised of the historical data center activities and holdings of CBI. CBI operated a Cincinnati-based data center business for 10 years before acquiring Cyrus Networks LLC, a data center operator in Texas. In anticipation of our IPO, these businesses were combined under our operating partnership, CyrusOne LP, which was created as a Maryland limited partnership on July 31, 2012. CyrusOne Inc., a Maryland corporation, was also formed on July 31, 2012, and is the parent of the wholly owned general partner of the operating partnership. Effective December 31, 2013, CyrusOne Inc. qualified as a real estate investment trust for federal income tax purposes. Certain activities are conducted through our taxable REIT subsidiary, CyrusOne TRS Inc., a Delaware corporation.
The financial information presented below as of December 31, 2015 and 2014, for the years ended December 31, 2015, and December 31, 2014, and for the periods ended January 23, 2013 (January 1, 2013, to January 23, 2013) and December 31, 2013 (January 24, 2013 to December 31, 2013) has been derived from our audited consolidated and combined financial statements included elsewhere in this Form 10-K. The historical financial information as of December 31, 2013, 2012 and 2011, and for the years ended December 31, 2012 and December 31, 2011, has been derived from the Predecessor’s combined financial statements not included in this Form 10-K.
You should read the following selected financial data in conjunction with our combined historical financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K.

IN MILLIONS, except per share data
	Successor			Predecessor
	2015	2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	2012	2011
Statement of Operations Data:
Revenue	$399.3	$330.9	$248.4	$15.1	$220.8	$181.7
Costs and expenses:
Property operating expenses	148.7	124.5	88.4	4.8	76.0	58.2
Sales and marketing	12.1	12.8	9.9	0.7	9.7	9.1
General and administrative	46.6	34.6	26.5	1.5	20.7	12.5
Depreciation and amortization	141.5	118.0	89.9	5.3	73.4	55.5
Restructuring costs (a)	—	—	0.7	—	—	—
Transaction and acquisition integration costs (b)	14.1	1.0	1.3	0.1	5.7	2.6
Transaction-related compensation	—	—	—	20.0	—	—
Management fees charged by CBI (c)	—	—	—	—	2.5	2.3
Loss on sale of receivables to affiliate (d)	—	—	—	—	3.2	3.5
Asset impairments and loss on disposal (e)	13.5	—	2.8	—	13.3	—
Operating (loss) income	22.8	40.0	28.9	(17.3)	16.3	38.0
Interest expense	41.2	39.5	41.2	2.5	41.8	32.9
Other income	—	—	(0.1)	—	—	—
Loss on extinguishment of debt (f)	—	13.6	1.3	—	—	1.4
Income tax (expense) benefit	(1.8)	(1.4)	(1.9)	(0.4)	5.1	(2.2)
(Loss) income from continuing operations	(20.2)	(14.5)	(15.4)	(20.2)	(20.4)	1.5
(Loss) gain on sale of real estate improvements (g)	—	—	(0.2)	—	0.1	—
Net (loss) income from continuing operations	(20.2)	(14.5)	(15.6)	$(20.2)	$(20.3)	$1.5
Noncontrolling interest in net loss	(4.8)	(6.7)	(10.3)
Net loss attributed to common shareholders	$(15.4)	$(7.8)	$(5.3)
Per share data:
Basic weighted average common shares outstanding	54.3	29.2	20.9
Diluted weighted average common shares outstanding	54.3	29.2	20.9
Basic and diluted loss per common share	$(0.30)	$(0.30)	$(0.28)
Dividends declared per share	$1.26	$0.84	$0.64
Balance Sheet Data (at year end):
Investment in real estate, net	$1,392.0	$1,051.4	$883.8		$706.9	$529.0
Total assets (h)	2,195.6	1,571.0	1,506.8		1,210.9	954.7
Debt (h)(i)	1,008.7	657.7	541.7		557.2	523.1
Lease financing arrangements (j)	150.0	53.4	56.3		60.8	48.2
Noncontrolling interest/Parent net investment (k)	—	256.2	455.6		500.1	311.5
Other Financial Data:
Capital expenditures	$234.5	$284.2	$220.9	$7.7	$228.3	$117.5

(a)	Represents a restructuring charge recognized in 2013 as a result of moving certain administrative functions to the Company's corporate office.

(b)
Represents legal, accounting and consulting fees incurred in connection with the formation transactions, our qualification as a REIT and completed and potential business combinations, integration of acquisitions, failed transactions and costs of secondary offerings.

(c)	Represents management fees charged by CBI for services it provided to the Predecessor including executive management, legal, treasury, human resources, accounting, tax, internal audit and IT services.

(d)
Represents the sale by the Predecessor of most of its trade and other accounts receivable to Cincinnati Bell Funding LLC (CBF), a bankruptcy-remote subsidiary of CBI, at a 2.5% discount to the receivables’ face value. Effective October 1, 2012, we terminated our participation in this program.

(e)
See Item 7 for discussion of costs incurred in 2015. In 2013, amount recognized represents asset impairments recognized on real estate related equipment. In 2012, amount recognized represents impairments for customer relationship intangible and property and equipment primarily related to our GramTel acquisition.

(f)
Represents a loss of $13.6 million associated with the repurchase of 6.375% senior notes and the write-off of deferred financing costs in 2014. The 2013 and 2011 amounts represent the termination of the financing obligations for two of our facilities by purchasing the properties from the former lessors. Losses of $1.3 million and $1.4 million were recognized in 2013 and 2011, respectively, upon the termination of these obligations.

(g)	Represents the (loss) gain that was recognized on the sale of equipment in connection with upgrading of the equipment at various data center facilities.

(h)	Deferred financing costs have been reclassed to a direct deduction from the carrying amount of debt liability to conform to the 2015 presentation.

(i)
See Note 9, Debt, Capital Lease Obligations and Lease Financing Arrangements to our audited consolidated and combined financial statements included elsewhere in the Annual Report on Form 10-K for details of Debt as of December 31, 2015 and 2014. As of December 31, 2013 and 2012, debt consisted of our $525 million 6.375% senior notes due 2022 and capital lease obligations. For prior periods, debt reflects related party notes payable and capital lease obligations.

(j)
Lease financing arrangements represent leases of real estate where we were involved in the construction of structural improvements to develop buildings into data centers. When we bear substantially all the construction period risk, such as managing or funding construction, we are deemed to be the accounting owner of the leased property. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations. For these transactions, at the lease inception date, we recognize the fair value of the leased building as an asset in investment in real estate and as a liability in other financing arrangements. See Note 9, Debt, Capital Lease Obligations and Lease Financing Arrangements to our audited consolidated and combined financial statements.

(k)
Noncontrolling interest/Parent’s net investment represents CBI’s net investment in CyrusOne Inc., CyrusOne GP, CyrusOne LP and its subsidiaries. Prior to November 20, 2012, these entities were not separate legal entities.

(l)
Prior to November 20, 2012, the historical financial statements have been prepared on a “carve-out” basis from CBI’s consolidated and combined financial statements using the historical results of operations, cash flows, assets and liabilities attributable to the data center business and include allocations of income, expenses, assets and liabilities from CBI. These allocations reflect significant assumptions, and the consolidated and combined financial statements do not fully reflect what the financial position, results of operations and cash flows would have been had CyrusOne been a stand-alone company during the periods prior to November 20, 2012. As a result, historical financial information prior to November 20, 2012 is not necessarily indicative of CyrusOne’s future results of operations, financial position and cash flows.

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
Overview
Our Company. We are an owner, operator and developer of enterprise-class, carrier-neutral multi-tenant data center properties. Our data centers are generally purpose-built facilities with redundant power, cooling and access to a range of telecommunications carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology (IT) infrastructure for 930 customers in 32 data centers and 2 recovery centers in 12 distinct markets (10 cities in the U.S., London and Singapore). We provide twenty-four-hours-a-day, seven-days-a-week security guard monitoring with customizable security features.
We provide mission-critical data center facilities that protect and ensure the continued operation of IT infrastructure for our customers. Our goal is to be the preferred global data center provider to the Fortune 1000. As of December 31, 2015, our customers included 9 of the Fortune 20 and 173 of the Fortune 1000 or private or foreign enterprises of equivalent size. These 173 Fortune 1000 customers or private or foreign enterprises of equivalent size provided 62% of our annualized rent as of December 31, 2015. Additionally, as of December 31, 2015, our top 10 customers represented 30% of our annualized rent.
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
Our Portfolio. As of December 31, 2015, our property portfolio included 32 data centers and 2 recovery centers in 12 distinct markets (10 cities in the U.S., London and Singapore) collectively providing approximately 2,954,000 net rentable square feet (NRSF), of which 82% was leased, and powered by approximately 227 MW of available critical load capacity. We own 18 of the buildings in which our data center facilities are located. We lease the remaining 16 buildings, which account for approximately 700,000 NRSF, or approximately 24% of our total operating NRSF. These leased buildings accounted for 33% of our total annualized rent as of December 31, 2015. We also currently have 839,000 NRSF under development, as well as 574,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 183 acres of land that are available for future data center shell development. Along with our primary product offering, leasing of colocation space, our customers are increasingly interested in ancillary office and other space. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers.
Business Model
Revenue. As of December 31, 2015, we had approximately 930 customers, many of which have signed leases for multiple sites and multiple services, amenities and/or features. We generate recurring revenues from leasing colocation space and nonrecurring revenues from the initial installation and set-up of customer equipment. We provide customers with data center services pursuant to leases with a customary initial term of three to five years. As of December 31, 2015, the weighted average initial term of our leases was approximately 5 years and the weighted average remaining term was 2.8 years based upon annualized rent. Lease expirations through 2018, excluding month-to-month leases, represent 42% of our total NRSF, or 64% of our aggregate annualized rent as of December 31, 2015. At the end of the lease term, customers may sign a new lease or automatically renew pursuant to the terms of their lease. The automatic renewal period could be for varying lengths, depending on the terms of the contract, such as, for the original lease term, one year or month-to-month. As of December 31, 2015, 1% of the NRSF in our portfolio was subject to month-to-month leases.
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
General and administrative expenses consist of salaries and benefits of senior management and support functions, legal costs and consulting costs. These costs increased during 2015 as we augmented our team and back office infrastructure, including IT systems, to support the growth and expansion of our business. Additionally, costs rose for legal, accounting, board fees and other governance related expenses.
Depreciation and amortization expense consists of depreciation on both owned and leased property, amortization of intangible assets and amortization of deferred sales commissions. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties and expand our existing data center facilities.
Key Operating Metrics
Annualized Rent. We calculate annualized rent as monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2015, multiplied by 12. Monthly contractual rent is primarily for data center space, power and connectivity; however, it includes rent for office space and other ancillary services. For the month of December 2015, customer reimbursements were $46.1 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Other companies may not define annualized rent in the same manner. Accordingly, our annualized rent may not be comparable to others. Management believes annualized rent provides a useful measure of our currently in place lease revenue.
Colocation Square Feet (CSF). We calculate CSF as the NRSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and IT equipment.
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
Factors That May Influence Future Results of Operations
Rental Income. Our revenue growth will depend on our ability to maintain our existing revenue base and to sell new capacity that becomes available as a result of our development activities. As of December 31, 2015, we have customer leases for approximately 84% of our CSF. Our ability to grow revenue will also be affected by our ability to maintain or increase rental rates at our properties. We believe the current rates charged to our customers generally reflect appropriate market rates. This is consistent with our relatively flat historical re-leasing spreads. As such, we do not anticipate significant rate increases or decreases in the aggregate as contracts renew. However, negative trends in one or more of these factors could adversely affect our revenue in future periods. Future economic downturns, regional downturns affecting our markets or oversupply of, or decrease in demand for, data center colocation services could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, and this could adversely affect our ability to maintain or increase revenues.

Leasing Arrangements. As of December 31, 2015, 30% of our leased NRSF was to customers on a full-service gross basis. Under a full-service gross model, the customer pays a fixed monthly rent amount, and we are responsible for all data center facility electricity, maintenance and repair costs, property taxes, insurance and other utilities associated with that customer’s space. For leases under this model, fluctuations in our customers’ monthly utilization of power and the prices our utility providers charge us impact our profitability. As of December 31, 2015, 70% of our leased NRSF was to customers with separately metered power. Under the metered power model, the customer pays us a fixed monthly rent amount, plus its actual costs of sub-metered electricity used to power its data center equipment, plus an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. We are responsible for all other costs listed in the description of the full-service gross model above. Fluctuations in a customer’s utilization of power and the supplier pricing of power do not impact our profitability under the metered power model. In future periods, we expect more of our contracts to be structured to bill power on a metered power basis.
Growth and Expansion Activities. Our ability to grow our revenue and profitability will depend on our ability to acquire and develop data center space at an appropriate cost and to lease the data center space to customers on favorable terms. During the year ended December 31, 2015, we increased our operational NRSF by 257,000, primarily in Phoenix, Dallas and Houston, bringing our total operating NRSF to approximately 2,954,000 at December 31, 2015. Our portfolio, as of December 31, 2015, also included approximately 839,000 NRSF under development, as well as 574,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 183 acres of land that are available for future data center shell development. We expect that the eventual construction of this future development space will enable us to accommodate a portion of the future demand of our existing and future customers and increase our future revenue, profitability and cash flows.
Scheduled Lease Expirations. Our ability to maintain low recurring rent churn and renew expiring customer leases on favorable terms will impact our results of operations. Our data center uncommitted capacity as of December 31, 2015, was approximately 519,000 NRSF. Excluding month-to-month leases, leases representing 15% and 14% of our total NRSF were scheduled to expire in 2016 and 2017, respectively. These leases represented approximately 24% and 16% of our annualized rent as of December 31, 2015. Month-to-month leases represented 1% of our annualized rent as of December 31, 2015. Our recurring rent churn for each quarter in 2015 ranged from 0.4% to 3.1%, in comparison to a range of 1.3% to 2.9% in 2014.
Conditions in Significant Markets. Our operating properties are located primarily in the metropolitan areas of Houston, Cincinnati, Dallas, and New York. These markets comprised 22%, 21%, 20%, and 17%, respectively, of our annualized rent as of December 31, 2015. Positive or negative conditions in these markets could impact our overall profitability.

Related Party Transactions
The following related party transactions are based on agreements and arrangements that were in place during the reporting periods presented. See Note 17 to our audited consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for additional information on these arrangements.

IN MILLIONS	Successor			Predecessor
	December 31, 2015	December 31, 2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013
Revenue:
Data center colocation agreement provided to CBT and CBTS(a)	$7.8	$6.4	$5.6	$0.3
229 West 7th Street lease provided to CBT(b)	1.9	2.0	1.7	—
Goldcoast Drive/Parkway (Mason) lease(c)	0.3	0.4	0.3	—
Transition services provided to CBTS (network interfaces)(d)	0.3	0.4	0.6	0.1
Data center leases provided to CBTS(e)	12.0	13.6	13.1	—
Total revenue	$22.3	$22.8	$21.3	$0.4

Operating costs and expenses:
Transition services agreement by CBTS(f)	0.7	0.8	1.3	—
Charges for services provided by CBT (connectivity)(g)	1.0	1.0	1.0	0.1
209 West 7th Street rent provided by CBT(h)	0.2	0.2	0.1	—
Management Fees with CBI(i)	—	—	0.1	—
Allocated employee benefit plans by CBI(j)	—	—	—	0.2
Allocated centralized insurance costs by CBI(k)	—	—	—	0.1
Total operating costs and expenses	$1.9	$2.0	$2.5	$0.4
(a) We lease colocation space in our data centers to Cincinnati Bell Telephone Company LLC (CBT) and Cincinnati Bell Technology Solutions (CBTS) subsidiaries of CBI. In November 2012, we entered into separate data center colocation agreements with CBT and CBTS whereby we will continue to lease colocation space to each of them at certain of our data centers. The data center colocation agreement with CBT provides for CBT’s lease of data center space, power and cooling in our West Seventh Street (7th St.), Kingsview Drive (Lebanon), Knightsbridge Drive (Hamilton) and Industrial Road (Florence) data center facilities for a period of five years. Our data center colocation agreement with CBTS provides for CBTS’s lease of data center space, power and cooling in our West Seventh Street (7th St.), Kingsview Drive (Lebanon) and Industrial Road (Florence) data center facilities for a period of five years. Both agreements are renewable for an additional five year term at market rates.
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
(d) In January 2012, we entered into a transition services agreement to provide CBTS with network interface services. In November 2012, we entered into a new transition services agreement with CBTS where we will continue to provide them with network interface services. The annual fee to be paid by CBTS for these services may decline in future periods as CBTS migrates its network interfaces onto an independent architected and managed CBTS network. These services will be provided on a month-to-month basis, until such time the services in question have been fully transitioned. As of December 31, 2015, we continue to utilize these services provided by CBTS.
(e)As of December 31, 2015, CBTS continues to be the named lessor for two data center leases. In 2012, we entered into an agreement with CBTS whereby we perform all obligations of CBTS under the lease agreements. CBTS confers the benefits received under such lease agreements to us and CBTS is granted sufficient usage rights in each of our data centers so that it remains as lessor under each such lease agreement. In addition, CBTS will continue to perform billing and collections on these accounts.
(f) In January 2012, we entered into a transition services agreement with CBTS where CBTS provided us with network support, services calls, monitoring and management, storage and backup and IT systems support. Under the CBTS services agreement, CBTS has agreed to provide us with certain managed storage and backup services. These services will be provided on a month-to-month basis, and charges will be based on the variable amount of gigabytes managed by CBTS each month. CBTS will charge us a rate of $0.56 per gigabyte. The services under this agreement ended January 31, 2016.
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
(i) Prior to November 20, 2012, CBI provided various management services, including executive management, cash management, legal, treasury, human resources, accounting, tax, internal audit and risk management services. Our allocated cost for these services was based upon specific identification of costs incurred on our behalf or a reasonable estimate of costs incurred on our behalf, such as relative revenues. From November 20, 2012 through December 31, 2014, CBI provided to us various support services and the fees for these services are based on actual hours incurred for these services at negotiated hourly rates or a negotiated set monthly fee. There are various components of the agreements that continue, primarily related to seventh street building costs.
(j) Prior to 2013, employees participated in pension, postretirement, health care, and stock-based compensation plans sponsored by CBI or an affiliate. Our allocated costs in 2013 for employee benefits was determined by specific identification of the costs associated with our participating employees or based upon the percentage our employees represent of total participants.
(k) Prior to 2013, employees participated in centralized insurance programs managed by CBI which included coverage for general liability, workers’ compensation, automobiles and various other risks. CBI has third-party insurance policies for certain of these risks and is also self-insured within certain limits. CBI’s self-insured costs have been actuarially determined based on the historical experience of paid claims. Our allocated cost in 2013 for participation in these programs was determined on the basis of revenues, headcount or insured vehicles.
In October 2012, we purchased the property located at 229 West Seventh Street, included as one of our operating facilities, which we had formerly leased from CBT. CBT continues to own the adjacent property that was historically operated together with 229 West Seventh Street as one property. We also executed a reciprocal easement and shared services agreement and a right of first opportunity and refusal agreement with CBT with respect to such properties. Pursuant to the reciprocal easement and shared services agreement, we granted reciprocal easements to each other; CBT has easements for continued use of portions of our building and CBT provides fuel storage, fire suppression and other building services to us; and we provide chilled water, building automation systems related to heating ventilation and air conditioning and other building services to CBT. The shared services agreement is expected to continue for a period of 15 years with five renewal options of five years each. We are responsible for operating and managing the service facilities for both buildings. Each party bears its own utility costs, as well as property taxes and insurance. Shared building operating costs are charged to each party on the basis of the actual costs incurred, allocated based on the proportionate share of usage. Each party also pays the other party less than $0.2 million per year to maintain shared building infrastructure systems. This agreement contains a make-whole provision that requires us to make a payment to CBT if CBT’s carrier access revenue declines below $5.0 million per annum as a result of certain actions taken by us which result in circuit disconnections or reductions at CBT. The term of this make-whole provision is approximately four years.
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
Other Related Party Transactions
Prior to joining CyrusOne in March 2013, our former general counsel Thomas Bosse was principal in the Law Offices of Thomas W. Bosse, PLLC, (Bosselaw).  In 2013, amounts paid to Bosselaw for services rendered prior to his employment were $1.6 million, which included a bonus payment under CyrusOne’s Data Center Plan as a result of the successful completion of the IPO.
In the ordinary course of its business, CyrusOne periodically pays brokerage commissions to real estate brokerage firms in connection with property transactions and tenant leases.  In 2015, 2014 and 2013, CyrusOne paid $1.1 million, $1.0 million and $1.5 million, respectively, to one such firm, Jones Lang LaSalle.  One of our former directors is a principal with Jones Lang LaSalle.
The spouse of one of our former directors is a partner with Skadden, Arps, Slate, Meagher & Flom LLP (Skadden). For the years ended December 31, 2014 and 2013, CyrusOne paid Skadden $1.1 million and $0.2 million, respectively, for services rendered. In 2015, the amount CyrusOne paid to Skadden was immaterial.

Our director, Lynn A. Wentworth, is a member of the board of directors of CBI, and serves as the chair of its audit and finance committee.

Results of Operations
Comparison of Years Ended December 31, 2015 and 2014

IN MILLIONS, except per share data
For the year ended December 31,	2015	2014	$ Change 2015 vs. 2014	% Change 2015 vs. 2014
Revenue	$399.3	$330.9	$68.4	20.7%

Property operating expenses	148.7	124.5	24.2	19.4%
Sales and marketing	12.1	12.8	(0.7)	(5.5)%
General and administrative	46.6	34.6	12.0	34.7%
Depreciation and amortization	141.5	118.0	23.5	19.9%
Transaction and acquisition integration costs	14.1	1.0	13.1	n/m
Asset impairments and loss on disposal	13.5	—	13.5	n/m
Costs and expenses	376.5	290.9	85.6	29.4%
Operating income	22.8	40.0	(17.2)	(43.0)%
Interest expense	41.2	39.5	1.7	4.3%
Loss on extinguishment of debt	—	13.6	(13.6)	n/m
Net loss before income taxes	(18.4)	(13.1)	(5.3)	40.5%
Income tax expense	(1.8)	(1.4)	(0.4)	28.6%
Net loss	$(20.2)	$(14.5)	$(5.7)	39.3%
Noncontrolling interest in net loss	(4.8)	(6.7)	1.9	(28.4)%
Net loss attributed to common stockholders	$(15.4)	$(7.8)	$(7.6)	97.4%
Operating margin	5.7%	12.1%
Capital expenditures *:
Acquisitions of real estate	$17.3	$—	$17.3	n/m
Development of real estate	214.8	280.4	$(65.6)	(23.4)%
Recurring real estate	2.4	3.8	$(1.4)	(36.8)%
Total	$234.5	$284.2	$(49.7)	(17.5)%
Metrics information:
Colocation square feet*	1,574,000	1,225,000	349,000	28%
Utilization rate*	86%	88%		(2 pts)
Loss per share - basic and diluted	$(0.30)	$(0.30)
Dividends declared per share	$1.26	$0.84

*	See “Key Operating Metrics” for a definition of capital expenditures, CSF and utilization rate.

Revenue
Revenue for the year ended December 31, 2015 was $399.3 million, an increase of $68.4 million, or 20.7%, compared to $330.9 million for the year ended December 31, 2014. The acquisition of Cervalis in July 2015 resulted in an increase in revenue of $37.7 million for the year ended December 31, 2015. Revenue also increased due to the addition of new customers, net of churn, which resulted in increased revenue of $30.7 million for the year ended December 31, 2015. As of December 31, 2015, we had approximately 2,954,000 leased NRSF, an increase of approximately 719,000 NRSF from December 31, 2014.
Our capacity at December 31, 2015 was approximately 1,574,000 CSF, which is an increase of 28.5% from December 31, 2014. The utilization rate of our data center facilities was 86% as of December 31, 2015, compared to 88% as of December 31, 2014.
Costs and Expenses
Property operating expenses—Property operating expenses for the year ended December 31, 2015 were $148.7 million, an increase of $24.2 million, or 19.4%, compared to $124.5 million for the year ended December 31, 2014. The acquisition of Cervalis resulted in $14.7 million of the increase and the remaining $9.5 million was due to increase in property operating costs as follows: higher circuit and bandwidth costs of $2.4 million due to expansion of our National IX Platform; lease exit costs of $1.4 million at our Austin 1 facility; property taxes of $1.8 million; payroll and employee related costs of $1.4 million; and repairs and maintenance of $1.1 million; the remaining $1.4 million to other costs associated with operating our facilities.
Sales and marketing expenses—Sales and marketing expenses for the year ended December 31, 2015 were $12.1 million, a decrease of $0.7 million, or 5.5%, compared to $12.8 million for the year ended December 31, 2014. The acquisition of Cervalis resulted in an increase in sales and marketing expenses of $0.9 million for the year ended December 31, 2015. This increase was offset primarily by decreases in advertising and marketing costs of $0.8 million and salaries and wages and other selling costs of $0.8 million.
General and administrative expenses—General and administrative expenses for the year ended December 31, 2015 were $46.6 million, an increase of $12.0 million, or 34.7%, compared to $34.6 million for the year ended December 31, 2014. The acquisition of Cervalis resulted in an increase in general and administrative expenses of $1.4 million for the year ended December 31, 2015. Two senior executives who left the Company in 2015 resulted in severance costs of $6.0 million, of which $2.4 million was due to the acceleration of stock-based equity awards. Costs of stock-based compensation plans increased $1.3 million for 2015 compared to 2014. Due to business growth in 2015 compared to 2014, total payroll and employee related costs increased $0.9 million, and IT license and facility costs increased $1.1 million. Consulting, legal and other costs accounted for the remaining increase.
Depreciation and amortization expense—Depreciation and amortization expense for the year ended December 31, 2015 was $141.5 million, an increase of $23.5 million, or 19.9%, compared to $118.0 million for the year ended December 31, 2014. The Cervalis Acquisition resulted in an increase in depreciation and amortization expense of $12.9 million for the year ended December 31, 2015.The remainder of the increase was driven by assets that were placed in service during 2014 and 2015. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties and expand our existing data center facilities.
Transaction and acquisition integration costs—During the second quarter of 2015, the Company entered into an agreement to acquire Cervalis in a cash transaction which was consummated on July 1, 2015. As part of that process, we incurred expenses for outside professional services in the areas of legal, banking, financing, accounting and advisory services related to the consummation of the transaction and its integration. For the year ended December 31, 2015, transaction and integration costs related to the Cervalis Acquisition were $12.9 million. During the fourth quarter of 2015, the Company incurred costs of $1.2 million related to secondary equity offerings and costs associated with a transaction that the Company decided not to pursue. During 2014, the Company incurred $1.0 million in transaction related expenses as it investigated various opportunities that were not completed.
Asset impairments and loss on disposal of assets—For the year ended December 31, 2015, we recognized Asset impairment and loss on disposal of $13.5 million which related primarily to the exit of Austin 1, which is a leased facility, and loss on disposal of certain other assets.
Non-Operating Expenses
Interest expense—Interest expense for the year ended December 31, 2015 was $41.2 million, an increase of $1.7 million, or 4.3%, as compared to $39.5 million for the year ended December 31, 2014. The increase for the year ended December 31, 2015 was primarily a result of additional borrowings under our Credit Agreement and the issuance of 6.375% senior notes in July 2015, partially offset by a reduction in interest expense due to our bond repurchase program in the fourth quarter of 2014 and an increase in capitalized interest.

Loss on extinguishment of debt- Loss on extinguishment of debt was $13.6 million for the year ended December 31, 2014. Loss on extinguishment of debt for 2014 was related to costs associated with the repurchase of $150.2 million in aggregate face value of our 6.375% senior notes for a purchase price of $163 million and the write-off of deferred financing costs.
Income tax expense—Income tax expense for the year ended December 31, 2015 was $1.8 million, an increase of $0.4 million, or 28.6%, as compared to $1.4 million for the year ended December 31, 2014.
Capital Expenditures
Capital expenditures for the year ended December 31, 2015 were $234.5 million, as compared to $284.2 million for the year ended December 31, 2014. The significant expenditures in 2015 included the development of additional square footage and power in our Northern Virginia, Phoenix 2, Houston West 3 and Carrollton data centers, and the purchase of Austin 4 in February of 2015.

Results of Operations
Comparison of Years Ended December 31, 2014 and 2013

IN MILLIONS, except per share data
	Successor		Predecessor
	December 31, 2014	January 24, 2013 to December 31, 2013	1/1/2013	$ Change 2014 vs. 2013	% Change 2014 vs. 2013
Revenue	$330.9	$248.4	$15.1	$67.4	25.6%
Costs and expenses:
Property operating expenses	124.5	88.4	4.8	31.3	33.6%
Sales and marketing	12.8	9.9	0.7	2.2	20.8%
General and administrative	34.6	26.5	1.5	6.6	23.6%
Depreciation and amortization	118.0	89.9	5.3	22.8	23.9%
Restructuring charges	—	0.7	—	(0.7)	n/m
Transaction and acquisition integration costs	1.0	1.3	0.1	(0.4)	(28.6)%
Transaction-related compensation	—	—	20.0	(20.0)	n/m
Asset impairments and loss on disposal	—	2.8	—	(2.8)	n/m
Total costs and expenses	290.9	219.5	32.4	39.0	15.5%
Operating income (loss)	40.0	28.9	(17.3)	28.4	244.8%
Interest expense	39.5	41.2	2.5	(4.2)	(9.6)%
Other income	—	(0.1)	—	0.1	n/m
Loss on extinguishment of debt	13.6	1.3	—	12.3	946.2%
Net loss before income taxes	(13.1)	(13.5)	(19.8)	20.2	(60.7)%
Income tax expense	(1.4)	(1.9)	(0.4)	0.9	(39.1)%
Loss on sale of real estate	—	(0.2)	—	0.2	n/m
Loss from continuing operations	$(14.5)	$(15.6)	$(20.2)	$21.3	(59.5)%
Noncontrolling interest in net loss	(6.7)	(10.3)
Net loss attributed to common stockholders	$(7.8)	$(5.3)
Operating margin	12.1%	11.6%	(114.6)%		(0.5 pts)
Capital expenditures *:
Acquisitions of real estate	$—	$48.0	$—	$(48.0)	n/m
Development of real estate	280.4	168.8	7.6	$104.0	59.0%
Recurring real estate	3.8	4.1	0.1	$(0.4)	(9.5)%
Total	$284.2	$220.9	$7.7	$55.6	24.3%
Metrics information:
Colocation square feet*	1,225,000	1,052,000	921,000	173,000	16%
Utilization rate*	88%	85%	81%		(3 pts)
Loss per share - basic and diluted	$(0.30)	$(0.28)
Dividends declared per share	$0.84	$0.64

*	See “Key Operating Metrics” for a definition of capital expenditures, CSF and utilization rate.

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
General and administrative expenses-General and administrative expenses for the year ended December 31, 2014, were $34.6 million, an increase of $6.6 million, or 24%, compared to $28.0 million for the year ended December 31, 2013. There was a $6.9 million increase in employee related expenses, including the impact of the equity compensation expense related to the 2012 Long-Term Incentive Plan (LTIP) of $2.2 million, which were partially offset by $0.5 million of reduced commercial insurance expense.
Depreciation and amortization expense-Depreciation and amortization expense for the year ended December 31, 2014, was $118.0 million, an increase of $22.8 million, or 24%, compared to $95.2 million for the year ended December 31, 2013. The increase was driven by the full year impact of assets placed in service during 2013 and 2014.
Restructuring charges-For the year ended December 31, 2014, we incurred no restructuring charges. Restructuring charges for the year ended December 31, 2013, were $0.7 million, which were the result of moving certain administrative functions to the corporate office.
Transaction and acquisition integration costs-For the year ended December 31, 2014, we incurred $1.0 million of transaction costs for legal fees related to failed property acquisitions. For the year ended December 31, 2013, we incurred $1.4 million of transaction costs to pursue property acquisition opportunities.
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
Asset impairments and loss on disposal-For the year ended December 31, 2014, we recognized no asset impairments. For the year ended December 31, 2013, we recognized asset impairments of $2.8 million related to real estate equipment.
Non-Operating Expenses
Interest expense-Interest expense for the year ended December 31, 2014, was $39.5 million, a decrease of $4.2 million, or 10%, as compared to $43.7 million for the year ended December 31, 2013. Interest expense decreased primarily as a result of an increase in capitalized interest associated with our increasing capital expenditures and lower interest expense on our 6.375% senior notes due to our bond repurchase program.
Loss on extinguishment of debt- Loss on extinguishment of debt was $13.6 million and $1.3 million for the years ended December 31, 2014 and 2013, respectively. Loss on extinguishment of debt for 2014 was related to costs associated with the repurchase of $150.2 million in aggregate face value of our 6.375% senior notes for a purchase price of $163 million and the write-off of deferred financing costs. Loss on extinguishment of debt for 2013 was related to the termination of the financing obligation for our Metropolis Drive (Austin 2) facility as a result of our purchasing the property from the former lessor.
Income tax expense-Income tax expense was $1.4 million and $2.3 million for the years ended December 31, 2014 and 2013, respectively. Income tax expense decreased primarily as a result of management's decision in 2013 to begin recording a full valuation allowance against our domestic net deferred tax assets. In the year ended December 31, 2014, this resulted in the recording of an expense equal to our beginning 2013 net domestic deferred tax asset balance. No such adjustment was necessary for the year ended December 31, 2013.
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

Key Performance Indicators

Funds from Operations and Normalized Funds from Operations

We use Funds from Operations (FFO) and Normalized Funds from Operations (Normalized FFO), which are non-GAAP financial measures commonly used in the REIT industry, as supplemental performance measures. We use FFO and Normalized FFO as supplemental performance measures because, when compared period over period, they capture trends in occupancy rates, rental rates and operating costs. We also believe that, as widely recognized measures of the performance of REITs, FFO and Normalized FFO are used by investors as bases to evaluate REITs.

We calculate FFO as Net (loss) income computed in accordance with GAAP before real estate depreciation and amortization and asset impairments and loss on disposal. Our computation of FFO may differ from the methodology for calculating FFO used by other REITs. Accordingly, our FFO may not be comparable to others.

We calculate Normalized FFO as FFO plus amortization of customer relationship intangibles, transaction and acquisition integration costs, severance costs, legal claim costs and lease exit costs, and other special items including loss on extinguishment of debt, as appropriate. Other REITs may not calculate Normalized FFO in the same manner. Accordingly, our Normalized FFO may not be comparable to others.

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

The following table reflects the computation of FFO and Normalized FFO for the years ended December 31, 2015 and 2014:

CyrusOne Inc.
Reconciliation of Net (Loss) Income to FFO and Normalized FFO
(Dollars in millions)
(Unaudited)

	Year Ended
	December 31,		Change
	2015	2014	$	%
Net (loss) income	$(20.2)	$(14.5)	$(5.7)	39.3%
Adjustments:
Real estate depreciation and amortization	117.0	95.9	21.1	22.0%
Asset impairments and loss on disposal	13.5	—	13.5	n/m
Funds from Operations (FFO)	$110.3	$81.4	$28.9	35.5%
Loss on extinguishment of debt	—	13.6	(13.6)	n/m
Amortization of customer relationship intangibles	18.5	16.9	1.6	9.5%
Transaction and acquisition integration costs	14.1	1.0	13.1	n/m
Severance and management transition costs	6.0	—	6.0	n/m
Legal claim costs	0.4	—	0.4	n/m
Lease exit costs	1.4	—	1.4	n/m
Normalized Funds from Operations (Normalized FFO)	$150.7	$112.9	$37.8	33.5%

Net Operating Income

We use Net Operating Income (NOI), which is a non-GAAP financial measure commonly used in the REIT industry, as a supplemental performance measure. We use NOI as a supplemental performance measure because, when compared period over period, it captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, NOI is used by investors as a basis to evaluate REITs.

We calculate NOI as revenue less property operating expenses, each of which are presented in the accompanying consolidated and combined statements of operations. However, the utility of NOI as a measure of our performance is limited. Other REITs may not calculate NOI in the same manner. Accordingly, our NOI may not be comparable to others. Therefore, NOI should be considered only as a supplement to revenue as a measure of our performance. NOI should not be used as a measure of our liquidity or as indicative of funds available to fund our cash needs, including our ability to make distributions. NOI also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

The following table reflects the computation of NOI and Net Income (Loss) for the years ended December 31, 2015 and 2014:

CyrusOne Inc.
Reconciliation of Net Operating Income to Net Income (Loss)
(Dollars in millions)
(Unaudited)

	Year Ended
	December 31,		Change
	2015	2014	$	%
Revenue	$399.3	$330.9	$68.4	20.7%
Property operating expenses	148.7	124.5	24.2	19.4%
Net Operating Income	$250.6	$206.4	$44.2	21.4%
Sales and marketing	12.1	12.8	(0.7)	(5.5)%
General and administrative	46.6	34.6	12.0	34.7%
Depreciation and amortization	141.5	118.0	23.5	19.9%
Transaction and acquisition integration costs	14.1	1.0	13.1	n/m
Asset impairments and loss on disposal	13.5	—	13.5	n/m
Interest expense	41.2	39.5	1.7	4.3%
Loss on extinguishment of debt	—	13.6	(13.6)	n/m
Income tax expense	1.8	1.4	0.4	28.6%
Net Income (Loss)	$(20.2)	$(14.5)	$(5.7)	39.3%

Financial Condition, Liquidity and Capital Resources and Material Terms of Our Indebtedness
Liquidity and Capital Resources
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
Short-term Liquidity
Our short-term liquidity requirements primarily consist of operating, sales and marketing, and general and administrative expenses, dividend payments and capital expenditures composed primarily of acquisition and development costs for data center properties. For the year ended December 31, 2015, our capital expenditures were $234.5 million. Our capital expenditures are largely discretionary and will be applied to expand our existing data center properties, acquire or construct new facilities, or both. We intend to continue to pursue additional growth opportunities and are prepared to commit additional resources to support this growth. We expect to fund future capital expenditures from the cash available on our balance sheet and borrowings under our revolving credit facility. Our total estimated capital expenditures for 2016 will be between $320 million and $345 million.
Long-term Liquidity
Our long-term liquidity requirements primarily consist of operating, sales and marketing, and general and administrative expenses, distributions to stockholders and the acquisition and development of additional data center properties. We expect to meet our long-term liquidity requirements with cash flows from our operations, issuances of debt and equity securities and borrowings under our revolving credit facility.

As of December 31, 2015, our debt, capital lease and lease financing arrangements were $1,158.7 million, consisting of $477.6 million of 6.375% senior notes, including bond premium, a revolving credit facility outstanding of $235.0 million, a term loan outstanding of $300.0 million, capital lease obligations of $12.2 million, lease financing arrangements of $150.0 million and notes payable of $1.5 million, partially offset by deferred financing costs of $17.6 million. As of December 31, 2015, we had the ability to borrow an additional $407.9 million under the revolving credit facility and cash and cash equivalents of $14.3 million.
As of December 31, 2015, the Company had $1.5 million of restricted cash which relates to a deposit in an escrow account in connection with a purchase of a property. Subsequent to the year ended December 31, 2015, this transaction was not consummated and the funds were returned to the Company.
As of December 31, 2015, the total number of outstanding shares of common stock was 72.6 million.
Material Terms of Our Indebtedness

Revolving Credit Agreement

On October 9, 2014, CyrusOne LP entered into a Credit Agreement which provided for a $450 million senior unsecured revolving credit facility to replace CyrusOne LP's $225 million secured credit facility, and a $150 million senior unsecured term loan.

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

On July 1, 2015, CyrusOne borrowed an additional $150 million under the term loan facility which was used to partially finance the Cervalis acquisition.

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

The Credit Agreement requires us to maintain certain financial covenants including the following, in each case on a consolidated basis:

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

As of December 31, 2015, there were outstanding borrowings of $235.0 million on the revolving credit facility and borrowings of $300.0 million on the term loan. In addition, the Credit Agreement contains an accordion feature that allows CyrusOne LP to increase the aggregate commitment by up to $250 million.

6.375% Senior Notes due 2022

On November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. (Issuers) issued $525 million of 6.375% senior notes due 2022 (6.375% senior notes). The 6.375% senior notes are senior unsecured obligations of the Issuers, which rank equally in right of payment with all existing and future unsecured senior debt of the Issuers. The 6.375% senior notes are effectively subordinated to all existing and future secured indebtedness of the Issuers to the extent of the value of the assets securing such indebtedness. The 6.375% senior notes are fully and unconditionally and jointly and severally guaranteed by CyrusOne Inc., CyrusOne GP, and each of CyrusOne LP’s existing and future domestic wholly owned subsidiaries, subject to certain exceptions. Each such guarantee is a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior debt of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness. The 6.375% senior notes are structurally subordinated to all liabilities (including trade payables) of each subsidiary of the Issuers that does not guarantee the 6.375% senior notes. The 6.375% senior notes bear interest at a rate of 6.375% per annum, payable semi-annually on May 15 and November 15 of each year.

The 6.375% senior notes will mature on November 15, 2022. However, prior to November 15, 2017, the Issuers may, at their option, redeem some or all of the 6.375% senior notes at a redemption price equal to 100% of the principal amount of the 6.375% senior notes being redeemed, together with accrued and unpaid interest, if any, to the date of redemption plus a “make-whole” premium. On or after November 15, 2017, the Issuers were permitted, at their option, redeem some or all of the 6.375% senior notes at any time at declining redemption prices equal to (i) 103.188% beginning on November 15, 2017, (ii) 102.125% beginning on November 15, 2018, (iii) 101.063% beginning on November 15, 2019 and (iv) 100.000% beginning on November 15, 2020 and thereafter, plus, in each case, accrued and unpaid interest, if any, to the applicable redemption date. In addition, before November 15, 2015, and subject to certain conditions, the Issuers may, at their option, redeem up to 35% of the aggregate principal amount of the 6.375% senior notes with the net proceeds of certain equity offerings at a redemption price equal to 106.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that (i) at least 65% of the aggregate principal amount of the 6.375% senior notes remains outstanding after the redemption and (ii) the redemption occurs within 90 days of the closing of any such equity offering.

In November and December of 2014, we repurchased a portion of our 6.375% senior notes with an aggregate face value of $150.2 million for a purchase price of $163 million, including accrued and unpaid interest. This resulted in a loss on extinguishment of debt of $12.8 million.

On July 1, 2015, the Issuers closed a private offering of $100 million aggregate principal amount of the 6.375% senior notes (the New Notes). The New Notes were issued as additional notes under the Indenture dated November 20, 2012 as supplemented by the first supplemental indenture dated July 1, 2015, and the New Notes have terms substantially identical to those of the 6.375% senior notes issued in November 2012. The New Notes are guaranteed by CyrusOne Inc., CyrusOne GP and each of CyrusOne LP's existing and future domestic wholly owned subsidiaries. The Issuers and guarantors of the New Notes entered into a registration rights agreement which requires them, at their cost, to use commercially reasonably efforts to file and cause to become effective a registration statement within 180 days of July 1, 2015, to be used in connection with the exchange of the New Notes for freely tradable notes with substantially identical terms in all material respects to the New Notes (which exchange must be completed on or prior to the 30th day after such registration statement is declared effective). The Company used the net proceeds from the offering of the New Notes to finance, in part, the operating partnership's acquisition of Cervalis, to pay fees and expenses related to the acquisition and for general corporate purposes. On December 29, 2015, all of the New Notes were exchanged for registered notes that are freely tradable. As of December 31, 2015, the outstanding balance on the 6.375% senior notes was $477.6 million, including bond premium.

Cash Flows
During 2015, our primary source of cash were earnings from our operations, net proceeds from our credit agreement, and proceeds from issuances of common stock and 6.375% senior notes. Our primary uses of cash were capital expenditures for the development of real estate, funding our operations, payment of dividends, funding the Cervalis Acquisition and acquisition of operating partnership units from CBI.
The following table summarizes our cash flows for the years ended December 31, 2015 and 2014, and the periods ended December 31, 2013, and January 23, 2013.

IN MILLIONS
	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23 2013
Cash provided by operations	$140.2	$111.1	$77.4	$2.0
Cash used in investing activities	(625.6)	(284.2)	(216.7)	(5.8)
Cash provided by (used in) financing activities	463.2	60.8	275.8	(0.4)
Comparison of Years Ended December 31, 2015 and 2014
As of December 31, 2015, cash and cash equivalents were $14.3 million, down from $36.5 million as of December 31, 2014, a decrease of $22.2 million.
Cash provided by operations was $140.2 million for the year ended December 31, 2015, compared to $111.1 million for the year ended December 31, 2014, an increase of $29.1 million. The increase in net cash generated from operations was primarily driven by an increase in net operating income of $44.2 million. This increase was offset by increased payments for income taxes of $3.0 million, interest (net of amount capitalized) of $2.4 million, and all other items, primarily transaction and acquisition integration costs accounted for the remaining $9.7 million.
Cash used in investing activities was $625.6 million for the year ended December 31, 2015, compared to $284.2 million for the year ended December 31, 2014. The increase was a result of the $398.4 million used for the Cervalis Acquisition in 2015, offset by a decrease in capital expenditures and changes in restricted cash of $57.0 million.
Cash provided by financing activities was $463.2 million for the year ended December 31, 2015, compared to $60.8 million for the year ended December 31, 2014. During 2015, cash provided by financing activities was due to the issuance of common stock of $799.5 million and net borrowings from the credit facility and 6.375% senior notes of $353.8 million. Cash used in financing activities during 2015 was due to the cost of the acquisition of partnership units of $596.4 million, dividends paid to stockholders of $80.8 million and other items of $12.9 million. During 2014, cash provided by financing activities was due to the issuance of common stock of $356.0 million and net borrowings from the credit facility of $285.0 million. Cash used in financing activities during 2014 was due to the cost of the acquisition of partnership units of $355.9 million, repurchase of $150.2 million of the Company's 6.375% senior notes, related debt extinguishment costs of $12.8 million, dividends paid to stockholders of $50.9 million, and other items of $10.4 million.
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
Cash provided by financing activities was $60.8 million for the year ended December 31, 2014, compared to $275.4 million for the year ended December 31, 2013. The significant change is primarily attributed to net proceeds related to the issuance of common stock of $337.1 million in January of 2013, the repurchase of $150.2 million of the Company's 6.375% senior notes and an increase in dividend payments of $19.9 million, partially offset by $285 million in net new borrowings. The proceeds from the issuance of stock in June 2014 were used to acquire 16 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI.
Contractual Obligations
The following contractual obligations table summarizes our contractual obligations as of December 31, 2015:

IN MILLIONS	Total	< 1 Year	1-3 Years	3-5 years	Thereafter
6.375% senior notes (1)	$474.8	$—	$—	$—	$474.8
Credit facility (1)	535.0	—	235.0	300.0	—
Capital lease obligations	12.2	3.1	3.1	3.3	2.7
Interest payments on senior notes, capital leases and lease financing arrangements (2)	318.4	51.9	100.7	80.3	85.5
Non-cancellable operating leases	11.2	4.3	6.0	—	0.9
Purchase obligations (3)	42.6	39.9	2.7	—	—
Construction commitments (4)	234.9	234.9	—	—	—
Lease financing arrangements and other liabilities (5)	151.1	10.2	15.5	26.7	98.7
Total (6)	$1,780.2	$344.3	$363.0	$410.3	$662.6

(1)	Represents the principal portion of the 6.375% senior notes, revolving credit facility and term loan.

(2)
Includes contractual interest payments on the 6.375% senior notes, revolving credit facility, term loan, capital leases and lease financing arrangements assuming no early payment of debt in future periods.

(3)
CyrusOne has non-cancellable purchase commitments related to certain services and contracts related to construction of data center facilities and equipment. These agreements range from one to two years and provide for payments for early termination or require minimum payments for the remaining term. As of December 31, 2015, the minimum commitments for these arrangements were $42.6 million.

(4)	We have issued purchase orders for construction related activities.

(5)	Represents lease financing arrangements of $150.0 million for leased data centers where we are deemed the accounting owner, and asset retirement obligations of $1.1 million.

(6)	Employment contracts have been excluded from this table for named executive officers as the Proxy and other SEC has those details. All other employees are subject to at-will employment.
The contractual obligations table is presented as of December 31, 2015. The amount of these obligations can be expected to change over time as new contracts are initiated and existing contracts are completed, terminated or modified.
Contingencies
We are periodically involved in litigation, claims and disputes. Liabilities are established for these claims when losses associated with these matters are judged to be probable and the loss can be reasonably estimated. Based on information currently available, consultation with counsel and established reserves, management believes the outcome of all claims will not individually, nor in the aggregate, have a material effect on our financial position, results of operations or cash flows. For the year ended December 31, 2015, we were not involved in any material lawsuits that required us to recognize an expense.
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
Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 4 to our audited consolidated and combined financial statements included elsewhere in this Form 10-K. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations:
•revenue recognition;
•goodwill impairment;
•accounting for real estate and other definite-lived assets; and
•accounting for income taxes.
Revenue Recognition—Colocation rentals are generally billed monthly in advance, and some contracts have escalating payments over the term of the contract. If rents escalate without the lessee gaining access to or control over additional leased space or power, and the lessee takes possession of, or controls the physical use of the property (including all contractually committed power) at the beginning of the lease term, the rental payments by the lessee are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional leased space or power, revenue is recognized in proportion to the additional space or power in the periods that the lessee has control over the use of the additional space or power. The excess of revenue recognized over amounts contractually due is recognized in other assets in the accompanying consolidated balance sheets. As of December 31, 2015 and 2014, straight-line rents receivable was $44.7 million and $33.7 million, respectively.
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
Revenue is recognized for services or products that are deemed separate units of accounting. When a customer makes an advance payment or they are contractually obligated to pay any amounts in advance, which is not deemed a separate unit of accounting, deferred revenue is recorded. This revenue is recognized ratably over the expected term of the lease, unless the pattern of service suggests otherwise. As of December 31, 2015 and 2014, deferred revenue was $78.7 million and $65.7 million, respectively.
Certain customer contracts require specified levels of service or performance. If we fail to meet these service levels, our customers may be eligible to receive credits on their contractual billings. These credits are recognized against revenue when an event occurs that gives rise to such credits. Customer credits were immaterial for the years ended December 31, 2015 and 2014.
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
Management estimates the fair value of our reporting unit utilizing a combination of valuation methods, including both income-based and market-based methods. The income-based approach utilizes a discounted cash flow model using projected cash flows derived from our five-year plan, adjusted to reflect market participants’ assumptions. Expected future cash flows are discounted at the weighted average cost of capital applying a market participant approach. The market-based approach utilizes earnings multiples from comparable publicly-traded companies. Based on the Company's annual assessment of goodwill, no impairment has been recognized through December 31, 2015.
Changes in certain assumptions could have a significant impact on the impairment test for goodwill. The most critical assumptions are projected future growth rates, operating margins, capital expenditures, tax rates, terminal values and discount rates. These assumptions are subject to change as our long-term plans and strategies are updated each year.
The carrying value of our goodwill totaled $453.4 million as of December 31, 2015. As of October 1, 2015, which is the date of our most recent impairment test, the fair value of CyrusOne was in excess of its carrying value. We have not, to date, recorded any goodwill impairments.

The following table illustrates the percentages by which our aggregate fair value exceeded our carrying value as of October 1, 2015, the date of the most recent impairment test. In addition, the table includes sensitivity analyses related to changes in certain key assumptions for the Company. The impact of each assumption change within the sensitivity analyses was calculated independently and excludes the impact of the other assumed changes.

CyrusOne(2)
Fair Values in Excess of Carrying Values
Percentage by which fair value exceeds carrying value as of October 1, 2015	132.3%

Sensitivity Analysis-1% Changes in Certain Key Assumptions
Percentage by which fair value would exceed carrying value:
1% increase in discount rate (1)	74.1%
1% decrease in long-term growth assumptions	81.7%

(1)	Assumes all other inputs remain the same; the impact of each assumption change within the sensitivity analyses above was calculated independently and excludes the impact of the other assumed changes.

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
When we are involved in the construction of structural improvements to leased property, we are deemed the accounting owner of the leased real estate. In these instances, we bear substantially all the construction period risk, including managing or funding construction. As we have substantially all of the construction risks, we are deemed the “owner” of the asset under construction for accounting purposes during the construction period, and are therefore required to capitalize the construction costs on the accompanying consolidated balance sheets. At inception, the fair value of the building (excluding land) is recorded as an asset and the construction and modification costs to the building, which are not funded by us, would be recorded as a liability. As construction progresses, the value of the asset and obligation increases by the fair value of the structural improvements. At completion of the construction, Sales-Leaseback Accounting under ASC 840-40-25 is also evaluated. Due to our continuing involvement with the lessor, Sales-Leaseback Accounting is precluded and the liability is not derecognized. When the asset is placed in service, depreciation commences, and the leased real estate is depreciated to the lesser of (i) its estimated fair value at the end of the term or (ii) the expected amount of the unamortized obligation at the end of the term. The associated obligation is presented as other financing arrangements in the accompanying consolidated balance sheets.
When we are not deemed the accounting owner of leased real estate, we further evaluate the lease to determine if the lease should be classified as either a capital or operating lease. One of the following four characteristics must be present to classify a lease as a capital lease: (i) the lease transfers ownership of the property to the lessee by the end of the lease term, (ii) the lease contains a bargain purchase option, (iii) the lease term is equal to 75% or more of the estimated economic life of the leased property, or (iv) the net present value of the lease payments are at least 90% of the fair value of the leased property.
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
In addition, CBI contributed the Predecessor’s historical deferred tax assets and liabilities (excluding any deferred tax assets created by federal net operating losses) to CyrusOne LP at the contribution date of November 20, 2012. Thus, CyrusOne Inc. will have no federal or state net operating losses available to offset its future taxable income. CyrusOne retained the net operating losses related to its foreign operations. Historically, we have recorded a full valuation allowance on our net foreign deferred tax assets related to our foreign generated net operating losses due to the uncertainty of their realization. In 2014 and 2015, management determined it was necessary to record a full valuation allowance on all of our domestic and foreign net deferred tax assets due to the uncertainty of their realization. As of December 31, 2015 and 2014, the valuation allowance was $6.3 million and $5.7 million, respectively.
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

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have exposure to interest rate risk, arising from variable-rate borrowings under our revolving credit agreement and our fixed-rate long-term debt. As of December 31, 2015, the credit facility comprised of commitments of $650 million under the revolving credit facility and $300 million under the term loan facility and the outstanding borrowings were $235.0 million under the revolving credit facility and $300.0 million under the term loan.
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

On November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. issued $525 million of 6.375% senior notes due 2022, which bear interest at a fixed rate of 6.375% per annum. In November and December of 2014, we repurchased 6.375% senior notes with an aggregate face value of $150.2 million for a purchase price of $163 million, including accrued interest. On July 1, 2015, CyrusOne LP and CyrusOne Finance Corp. issued an additional $100 million aggregate principal amount of 6.375% senior notes. As of December 31, 2015, our 6.375% senior notes had an outstanding balance of $477.6 million, including bond premium.
The following table sets forth the carrying value and fair value face amounts, maturity date and average interest rates at December 31, 2015, for our fixed-rate and variable-rate debt, excluding capital leases and other financing arrangements:

IN MILLIONS	2016	2017	2018	2019	2020	Thereafter	Total Carrying Value	Total Fair Value
Fixed-rate debt	—	—	—	—	—	$477.6	$477.6	$493.8
Average interest rate on fixed-rate debt	—	—	—	—	—	6.375%
Variable-rate debt (revolving credit facility)	—	—	$235.0	—	—	—	$235.0	$235.0
Average interest rate on variable-rate debt	—	—	2.000%	—	—	—
Variable-rate debt (term loan)	—	—	—	$300.0	—	—	$300.0	$300.0
Average interest rate on variable-rate debt	—	—	—	1.934%	—	—

The fair value of our 6.375% senior notes as of December 31, 2015 was based on the quoted market price for these notes, which is considered Level 1 of the fair value hierarchy. The carrying value of the revolving credit facility and term loan approximates estimated fair value as of December 31, 2015, due to the variability of interest rates and the stability of our credit ratings. The fair value of other financing arrangements at December 31, 2015 was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration.
Foreign Currency Risk
Substantially all of our revenue and expenses are denominated in U.S. dollars. We do not currently employ forward contracts or other financial instruments to mitigate foreign currency risk. As our international operations grow, we may engage in hedging activities to hedge our exposure to foreign currency risk.
Commodity Price Risk
Certain of our operating costs are subject to price fluctuations caused by the volatility of the underlying commodity prices, including electricity used in our data center operations, and building materials, such as steel and copper, used in the construction of our data centers. In addition, the lead time to purchase certain equipment for our data centers is substantial which could result in increased costs for these construction projects. In addition, we have entered into several contracts to purchase electricity. As of December 31, 2015, these contracts represent less than our forecasted usage. We intend to obtain additional fixed price contracts as our electricity usage grows.
We do not currently employ forward contracts or other financial instruments to mitigate the risk of commodity price risk other than the electricity contracts discussed above.

ITEM 8.    CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CyrusOne Inc.
Carrollton, TX
We have audited the accompanying consolidated balance sheets of CyrusOne Inc. and subsidiaries (the "Company") as of December 31, 2015 (Successor) and 2014 (Successor), and the related consolidated and combined statements of operations, comprehensive income (loss), equity, and cash flows for the years ended December 31, 2015 (Successor) and 2014 (Successor) and the period from January 24, 2013 to December 31, 2013 (Successor) and the period from January 1, 2013 to January 23, 2013 (Predecessor). Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of CyrusOne Inc. and subsidiaries as of December 31, 2015 (Successor) and 2014 (Successor), and the results of their operations and their cash flows for the year ended December 31, 2015 (Successor) and 2014 (Successor) and the period from January 24, 2013 to December 31, 2013 (Successor) and the period from January 1, 2013 to January 23, 2013 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 3, the consolidated and combined financial statements of the Company for the period from January 1, 2013 to January 23, 2013 include allocations of certain corporate overhead costs from Cincinnati Bell Inc. (“CBI”). These costs may not be reflective of the actual level of costs which would have been incurred had the Company operated as a separate entity apart from CBI. Also, the financial statements of the Company for the period from January 1, 2013 to January 23, 2013 are presented as the “Predecessor” financial statements on a combined bases and the financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014 and the period from January 24, 2013 to December 31, 2013 are presented on a consolidated basis as the “Successor” financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CyrusOne Inc.
Carrollton, TX
We have audited the internal control over financial reporting of CyrusOne Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the Company and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/ Deloitte & Touche LLP

Dallas, Texas
February 25, 2016

CYRUSONE INC.
Consolidated Balance Sheets

IN MILLIONS, except share and per share amounts
As of December 31,	2015	2014
Assets
Investment in real estate:
Land	$93.0	$89.7
Buildings and improvements	905.3	812.6
Equipment	598.2	349.1
Construction in progress	231.1	127.0
Subtotal	1,827.6	1,378.4
Accumulated depreciation	(435.6)	(327.0)
Net investment in real estate	1,392.0	1,051.4
Cash and cash equivalents	14.3	36.5
Rent and other receivables (net of allowance for doubtful accounts of $1.0 and $1.0 as of December 31, 2015 and December 31, 2014, respectively)	76.1	60.9
Restricted cash	1.5	—
Goodwill	453.4	276.2
Intangible assets (net of accumulated amortization of $90.6 and $72.1 as of December 31, 2015 and December 31, 2014, respectively)	170.3	68.9
Due from affiliates	—	0.8
Other assets	88.0	76.3
Total assets	$2,195.6	$1,571.0
Liabilities and equity
Accounts payable and accrued expenses	$136.6	$69.9
Deferred revenue	78.7	65.7
Due to affiliates	—	7.3
Capital lease obligations	12.2	13.4
Long-term debt	996.5	644.3
Lease financing arrangements	150.0	53.4
Total liabilities	1,374.0	854.0
Commitment and contingencies
Equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 72,556,334 and 38,651,517 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	0.7	0.4
Additional paid in capital	967.2	516.5
Accumulated deficit	(145.9)	(55.9)
Accumulated other comprehensive loss	(0.4)	(0.2)
Total shareholders’ equity	821.6	460.8
Noncontrolling interest	—	256.2
Total equity	821.6	717.0
Total liabilities and equity	$2,195.6	$1,571.0
The accompanying notes are an integral part of the consolidated and combined financial statements

CYRUSONE INC.
Consolidated and Combined Statements of Operations

IN MILLIONS, except share and per share data
	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013
Revenue	$399.3	$330.9	$248.4	$15.1
Costs and expenses:
Property operating expenses	148.7	124.5	88.4	4.8
Sales and marketing	12.1	12.8	9.9	0.7
General and administrative	46.6	34.6	26.5	1.5
Depreciation and amortization	141.5	118.0	89.9	5.3
Restructuring charges	—	—	0.7	—
Transaction and acquisition integration costs	14.1	1.0	1.3	0.1
Transaction-related compensation	—	—	—	20.0
Asset impairments and loss on disposal	13.5	—	2.8	—
Total costs and expenses	376.5	290.9	219.5	32.4
Operating income (loss)	22.8	40.0	28.9	(17.3)
Interest expense	41.2	39.5	41.2	2.5
Other income	—	—	(0.1)	—
Loss on extinguishment of debt	—	13.6	1.3	—
Net loss before income taxes	(18.4)	(13.1)	(13.5)	(19.8)
Income tax expense	(1.8)	(1.4)	(1.9)	(0.4)
Loss on sale of real estate improvements	—	—	(0.2)	—
Net loss	(20.2)	(14.5)	(15.6)	$(20.2)
Noncontrolling interest in net loss	(4.8)	(6.7)	(10.3)
Net loss attributed to common shareholders	$(15.4)	$(7.8)	$(5.3)
Basic weighted average common shares outstanding	54.3	29.2	20.9
Diluted weighted average common shares outstanding	54.3	29.2	20.9
Loss per share - basic and diluted	$(0.30)	$(0.30)	$(0.28)
The accompanying notes are an integral part of the consolidated and combined financial statements

CYRUSONE INC.
Consolidated and Combined Statements of Comprehensive Income (Loss)

IN MILLIONS
	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013
Net loss	$(20.2)	$(14.5)	$(15.6)	$(20.2)
Other comprehensive loss:
Foreign currency translation adjustments	(0.2)	(0.3)	—	—
Comprehensive loss	(20.4)	(14.8)	(15.6)	(20.2)
Comprehensive loss attributable to noncontrolling interests	(4.8)	(6.8)	(10.3)	—
Comprehensive loss attributable to CyrusOne Inc.	$(15.6)	$(8.0)	$(5.3)	$(20.2)
The accompanying notes are an integral part of the consolidated and combined financial statements

CYRUSONE INC.
Consolidated and Combined Statements of Equity

	Shareholder’s Equity/ Parent’s Net Investment
IN MILLIONS	Shares of common stock outstanding	Common Stock	Accum Deficit	Paid-In Capital	Partnership Capital	Accum Other Comprehensive Loss	Total Shareholder’s Equity/ Parent’s Net Investment	Non Controlling Interest	Total Equity
Balance as of January 1, 2013	—	$—	$—	$7.1	$493.0	$—	$500.1	$—	$500.1
Net loss – January 1, 2013 to January 23, 2013	—	—	—	—	(20.2)	—	(20.2)	—	(20.2)
Other contributions from Parent	—	—	—	—	1.3	—	1.3	—	1.3
Contributions from Parent–transaction compensation expense reimbursement	—	—	—	—	19.6	—	19.6	—	19.6
Noncontrolling interest effective January 24, 2013	—	—	—	(7.1)	(493.7)	—	(500.8)	500.8	—
Common stock issued	19.0	0.2	—	336.9	—	—	337.1	—	337.1
Common stock issued to CBI in exchange for operating partnership units	1.5	—	—	—	—	—	—	—	—
Common stock issued to CBI in exchange for settlement of IPO costs paid by CBI	0.4	—	—	7.1	—	—	7.1	(7.1)	—
IPO costs	—	—	—	(9.5)	—	—	(9.5)	—	(9.5)
Restricted shares issued	1.1	—	—	—	—	—	—	—	—
Net loss – January 24, 2013 to December 31, 2013	—	—	(15.6)	—	—	—	(15.6)	—	(15.6)
Noncontrolling interest allocated net loss	—	—	10.3	—	—	—	10.3	(10.3)	—
Stock based compensation	—	—	—	6.2	—	—	6.2	—	6.2
Dividends declared, $0.64 per share	—	—	(13.6)	—	—	—	(13.6)	(27.8)	(41.4)
Balance as of December 31, 2013	22.0	$0.2	$(18.9)	$340.7	$—	$—	$322.0	$455.6	$777.6
Net Loss	—	—	(14.5)	—	—	—	(14.5)	—	(14.5)
Noncontrolling interest allocated net loss	—	—	6.7	—	—	—	6.7	(6.7)	—
Stock issuance costs	—	—	—	(1.3)	—	—	(1.3)	—	(1.3)
Foreign currency translation adjustments	—	—	—	—	—	(0.2)	(0.2)	(0.1)	(0.3)
Stock-based compensation	0.7	—	—	10.3	—	—	10.3	—	10.3
Issuance of common stock	16.0	0.2	—	355.8	—	—	356.0	—	356.0
Redemption of noncontrolling interest	—	—	—	(189.0)	—	—	(189.0)	(166.9)	(355.9)
Dividends declared, $0.84 per share	—	—	(29.2)	—	—	—	(29.2)	(25.7)	(54.9)
Balance as of December 31, 2014	38.7	$0.4	$(55.9)	$516.5	$—	$(0.2)	$460.8	$256.2	$717.0
Net Loss	—	—	(20.2)	—	—	—	(20.2)	—	(20.2)
Noncontrolling interest allocated net loss	—	—	4.8	—	—	—	4.8	(4.8)	—
Stock issuance costs	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Foreign currency translation adjustments	—	—	—	—	—	(0.2)	(0.2)	—	(0.2)
Stock-based compensation	0.3	—	—	14.4	—	—	14.4	—	14.4
Tax payment upon exercise of equity awards	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Issuance of common stock	33.6	0.3	—	799.2	—	—	799.5	—	799.5
Redemption of noncontrolling interest	—	—	—	(412.3)	—	—	(412.3)	(184.1)	(596.4)
Conversion of operating partnership units to common stock	—	—	—	51.0	—	—	51.0	(51.0)	—
Dividends declared, $1.26 per share	—	—	(74.6)	—	—	—	(74.6)	(16.3)	(90.9)
Balance as of December 31, 2015	72.6	$0.7	$(145.9)	$967.2	$—	$(0.4)	$821.6	$—	$821.6
The accompanying notes are an integral part of the consolidated and combined financial statements

CYRUSONE INC.
Consolidated and Combined Statements of Cash Flows

IN MILLIONS	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013
Cash flows from operating activities:
Net loss	$(20.2)	$(14.5)	$(15.6)	$(20.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	141.5	118.0	89.9	5.3
Provision for bad debt write off	—	0.8	0.4	—
Asset impairments and loss on disposal	13.5	—	2.8	—
Loss on extinguishment of debt	—	13.6	1.3	—
Non-cash interest expense	3.4	3.4	4.0	0.1
Deferred income tax expense, including valuation allowance change	—	—	0.6	0.3
Stock-based compensation expense	14.4	10.3	6.0	0.2
Changes in operating assets and liabilities:
Rent receivables and other assets	(23.9)	(37.0)	(15.7)	(9.6)
Accounts payable and accrued expenses	7.0	6.9	(14.6)	20.5
Deferred revenues	5.4	9.8	(0.1)	3.2
Due to affiliates	(0.9)	(0.2)	18.4	1.5
Other	—	—	—	0.7
Net cash provided by operating activities	140.2	111.1	77.4	2.0
Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	(17.3)	—	(48.0)	—
Capital expenditures – other development	(217.2)	(284.2)	(172.9)	(7.7)
Business acquisition, net of cash acquired	(398.4)	—	—	—
Changes in restricted cash	7.3	—	4.4	1.9
Other	—	—	(0.2)	—
Net cash used in investing activities	(625.6)	(284.2)	(216.7)	(5.8)
Cash flows from financing activities:
Issuance of common stock	799.5	356.0	360.5	—
Stock issuance costs	(0.8)	(1.3)	—	—
IPO costs	—	—	(26.6)	—
Acquisition of operating partnership units	(596.4)	(355.9)	—	—
Dividends paid	(80.8)	(50.9)	(31.0)	—
Borrowings from credit facility	260.0	315.0	—	—
Payments on credit facility	(10.0)	(30.0)	—	—
Payments on senior notes	—	(150.2)	—	—
Proceeds from issuance of debt	103.8	—	—	—
Payments on capital lease obligations	(2.6)	(3.0)	(5.3)	(0.6)
Payments on lease financing arrangements	(3.3)	(0.9)	(0.7)	—
Payment to buyout capital leases	—	—	(9.6)	—
Payment to buyout lease financing arrangements	—	—	(10.2)	—
Debt issuance costs	(5.4)	(5.2)	(1.3)	—
Payment of debt extinguishment costs	—	(12.8)	—	—
Tax payment upon exercise of equity awards	(0.8)	—	—	—
Contributions from/(distributions to) parent, net	—	—	—	0.2
Net cash provided by (used in) by financing activities	463.2	60.8	275.8	(0.4)
Net (decrease) increase in cash and cash equivalents	(22.2)	(112.3)	136.5	(4.2)
Cash and cash equivalents at beginning of period	36.5	148.8	12.3	16.5
Cash and cash equivalents at end of period	$14.3	$36.5	$148.8	$12.3

IN MILLIONS	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013
Supplemental disclosures
Cash paid for interest, net of amount capitalized	$43.7	$41.3	$40.7	$0.3
Cash paid for income taxes	3.4	0.4	—	—
Capitalized interest	6.1	4.6	1.6	—
Noncash investing and financing transactions:
Acquisition of property in accounts payable and other liabilities	59.2	26.8	35.8	15.7
Contribution receivable from Parent related to transaction-related compensation	—	—	—	19.6
Dividends payable	23.6	14.3	10.4	—
Deferred IPO costs	—	—	—	1.7
Deferred IPO costs reclassified to additional paid in capital	—	—	9.5	—
Reclass of equipment to held for sale	—	—	0.3	—
Noncash additions to fixed assets through lease financing arrangements	—	—	4.0	—
The accompanying notes are an integral part of the consolidated and combined financial statements

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements

1. Description of Business
CyrusOne Inc., together with CyrusOne GP, a wholly owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. holds a controlling interest in CyrusOne LP (operating partnership) and the subsidiaries of the operating partnership (collectively, “CyrusOne”, “we”, “us”, “our”, and the “Company”) is an owner, operator and developer of enterprise-class, carrier-neutral multi-tenant data center properties. Our customers operate in a number of industries, including energy, oil and gas, mining, medical, technology, finance and consumer goods and services. We currently operate 32 data centers and 2 recovery centers located in the United States, United Kingdom and Singapore.
2. Formation and Recent Developments

Formation
Prior to November 20, 2012, CyrusOne was not an operative legal entity or a combination of legal entities. The accompanying combined financial statements of CyrusOne for such periods represent the data center assets and operations owned by Cincinnati Bell Inc. (CBI) and, unless the context otherwise requires, its consolidated subsidiaries which historically have been maintained in various legal entities, some of which had significant unrelated business activities. The accompanying financial statements for such periods have been “carved out” of CBI’s consolidated financial statements and reflect significant assumptions and allocations. The combined financial statements do not fully reflect what the financial position, results of operations and cash flows would have been had these operations been a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of CyrusOne’s future results of operations, financial position and cash flows.
On November 20, 2012, the operating partnership received a contribution of interests in real estate properties and the assumption of debt and other specified liabilities from CBI in exchange for the issuance of 123.7 million operating partnership units to CBI.
On January 24, 2013, CyrusOne Inc. completed its initial public offering (the IPO) of common stock, issuing approximately 19 million shares for $337.1 million, net of underwriting discounts. At that time the operating partnership executed a 2.8 to 1.0 reverse unit split, resulting in CBI owning 44.1 million operating partnership units. In addition, CBI exchanged approximately 1.5 million of its operating partnership units for 1.5 million shares of CyrusOne Inc. common stock, and CBI was issued 0.4 million shares of CyrusOne Inc. common stock in repayment for transaction costs paid by CBI. CyrusOne Inc. also issued approximately 1.1 million shares of restricted stock to its directors and employees. In addition, on January 24, 2013, CyrusOne Inc. purchased approximately 21.9 million, or 33.9% of the operating partnership’s units for $337.1 million and assumed the controlling interest in the operating partnership. CBI retained a noncontrolling interest in the operating partnership of 66.1%.
Recent Developments
On June 25, 2014, CyrusOne Inc. completed a public offering of 16 million shares of its common stock, including 2.1 million shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $23.25 per share, or $371.7 million. CyrusOne Inc. used the proceeds of $355.9 million, net of underwriting discounts of $15.8 million, to acquire 16 million common units of limited partnership interests in the operating partnership from CBI.
On April 7, 2015, CyrusOne Inc. completed a public offering of approximately 14.3 million shares of its common stock, including approximately 1.9 million shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $31.12 per share, or $443.8 million. CyrusOne Inc. used the proceeds of $426.0 million, net of underwriting costs of $17.8 million, to acquire approximately 14.3 million common units of limited partnership interests in the operating partnership from CBI.
On June 26, 2015, CyrusOne Inc. completed a public offering of approximately 13.0 million shares of its common stock, at a price to the public of $30.00 per share, or $373.3 million, net of underwriting costs of $16.6 million. On July 1, 2015, CyrusOne used the $170.3 million to acquire approximately 6.0 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI.
During 2015, the Company issued $0.2 million of common shares related to the employee stock purchase plan. In total, offerings of common stock in 2015 resulted in $799.5 million of cash flow from financing activities on the consolidated and combined statements of cash flows.
On July 1, 2015, CyrusOne LP acquired Cervalis for approximately $398.4 million, excluding transaction related expenses.Cervalis operates four data center facilities and two work area recovery facilities serving the New York metropolitan area

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

On December 14, 2015, CyrusOne Inc. completed a public secondary offering of 1,350,000 shares of common stock on behalf of CBI. The Company received no proceeds from the offering.
On December 31, 2015, CyrusOne Inc. completed an issuance of approximately 6.3 million newly issued shares of common stock in exchange for an equal number of operating partnership units of CyrusOne LP, held by a subsidiary of CBI. As of December 31, 2015, CyrusOne Inc. owned 100% of the 72.6 million outstanding partnership units of CyrusOne LP. As of December 31, 2015, CBI owned approximately 9.5% of the outstanding shares of common stock of CyrusOne Inc.

3. Basis of Presentation
The accompanying financial statements for the period ended January 23, 2013 were prepared on a combined basis using CBI’s historical basis in the assets and liabilities of its data center business and are presented as the “Predecessor” financial statements. The Predecessor financial statements include all revenues, costs, assets and liabilities directly attributable to the data center business. In addition, certain expenses reflected in the Predecessor financial statements include allocations of corporate expenses from CBI, which in the opinion of management are reasonable but do not necessarily reflect what CyrusOne’s financial position, results of operations and cash flows would have been had CyrusOne been a stand-alone company during this period. The financial statements as of December 31, 2015 and 2014 and for the period from January 24, 2013 to December 31, 2013, and the years ended December 31, 2015 and December 31, 2014, are prepared on a consolidated basis and are presented as the “Successor” financial statements.
In addition, the accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). All material intercompany transactions and balances have been eliminated in consolidation. All prior year amounts have been presented to conform to current year's presentation.
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
Investment in Real Estate—Investment in real estate consist of land, buildings, improvements and integral equipment utilized in our data center operations. Real estate acquired from third parties has been recorded at its acquisition cost. Real estate acquired from CBI and its affiliates has been recorded at its historical cost basis. Additions and improvements which extend an asset’s useful life or increase its functionality are capitalized and depreciated over the asset’s remaining life. Maintenance and repairs are expensed as incurred.
When we are involved in the construction of structural improvements to leased property, we are deemed the accounting owner of the leased real estate. In these instances, we bear substantially all the construction period risk, including managing or funding construction. As we have substantially all of the construction risks, we are deemed the “owner” of the asset under construction for accounting purposes during the construction period, and are therefore required to capitalize the construction costs on the accompanying consolidated balance sheets. At inception, the fair value of the building (excluding land) is recorded as an asset and the construction and modification costs to the building, that are not funded by us would be recorded as a liability. As construction progresses, the value of the asset and obligation increases by the fair value of the structural improvements. At completion of the construction, Sales-Leaseback Accounting under ASC 840-40-25 is also evaluated. Due to our continuing involvement with the lessor, Sales-Leaseback Accounting is precluded and the liability is not derecognized. When the asset is placed in service, depreciation commences, and the leased real estate is depreciated to the lesser of (i) its estimated fair value at the end of the term or (ii) the expected amount of the unamortized obligation at the end of the term. The associated obligation is presented as lease financing arrangements in the accompanying consolidated balance sheets.
When we are not deemed the accounting owner of leased real estate, we further evaluate the lease to determine whether the lease should be classified as a capital or operating lease. One of the following four characteristics must be present to classify a lease as a capital lease: (i) the lease transfers ownership of the property to the lessee by the end of the lease term, (ii) the lease contains a bargain purchase option, (iii) the lease term is equal to 75% or more of the estimated economic life of the leased property or (iv) the net present value of the lease payments are at least 90% of the fair value of the leased property.

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

Construction in progress includes direct and indirect expenditures for the construction and expansion of our data centers and is stated at its acquisition cost. Independent contractors perform substantially all of the construction and expansion efforts of our data centers. Construction in progress includes costs incurred under construction contracts including project management services, engineering and schematic design services, design development, construction services and other construction-related fees and services. Interest, property taxes and certain labor costs are also capitalized during the construction of an asset. Capitalized interest in 2015, 2014, and 2013 was $6.1 million, $4.6 million, and $1.6 million, respectively. These costs are depreciated over the estimated useful life of the related assets.
Depreciation is calculated using the straight-line method over the estimated useful life of the asset. Useful lives range from nine to thirty years for buildings, three to thirty years for building improvements, and three to twenty years for equipment. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term, including renewal options which are reasonably assured.
Management reviews the carrying value of long-lived assets, including intangible assets with finite lives, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Examples of such indicators may include a significant adverse change in the extent to which or manner in which the property is being used, an accumulation of costs significantly in excess of the amount originally expected for acquisition or development, or a history of operating or cash flow losses. When such indicators exist, we review an estimate of the undiscounted future cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition and compare such amount to its carrying amount. We consider factors such as future operating income, leasing demand, competition and other factors. If our undiscounted net cash flows indicate that we are unable to recover the carrying value of the asset, an impairment loss is recognized. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value. For the years ended December 31, 2015 and 2013, we recognized impairments and loss on disposal of $13.5 million and $2.8 million, respectively.
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
The fair value of our reporting unit was determined using a combination of market-based valuation multiples for comparable businesses and discounted cash flow analysis based on internal financial forecasts incorporating market participant assumptions. There were no impairments recognized for the years ended December 31, 2015 or 2014.
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
Rent and Other Receivables—Receivables consist principally of trade receivables from customers and are generally unsecured and due within 30 to 120 days. Unbilled receivables arise from services rendered but not yet billed. Expected credit losses associated with trade receivables are recorded as an allowance for uncollectible accounts. The allowance for uncollectible accounts is estimated based upon historic patterns of credit losses for aged receivables as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on receivables have been exhausted, the receivables are written-off and the associated allowance for uncollectible accounts is reduced.
The Company has receivables with one customer that exceeds 10% of the Company’s outstanding accounts receivable balance at December 31, 2015 and 2014. In addition, as of December 31, 2015, our receivables include $6.5 million that has not been billed to the customer. This amount will be billed and payable in monthly installments through March 2018.
Deferred Leasing Costs—Deferred leasing costs are presented with Other assets in the accompanying consolidated balance sheets. Leasing commissions incurred at the commencement of a new lease are capitalized and amortized over the term of the customer lease. Amortization of deferred leasing costs is presented with Depreciation and amortization in the accompanying consolidated and combined statements of operations. If a lease terminates prior to the expiration of the lease, the remaining unamortized cost is written off to amortization expense. As of December 31, 2015 and 2014, deferred leasing costs were $14.2 million and $12.8 million, respectively.

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

Deferred Financing Costs—Deferred financing costs include costs incurred in connection with issuance of debt, including 6.375% senior notes, term loans and revolving credit facilities. These financing costs are capitalized and amortized to expense over the term of the instrument and are included as a component of Interest expense. These costs include deferred financing costs associated with our revolving line of credit and are presented in the balance sheet as a direct reduction from the carrying amount of the debt liability to conform to the 2015 presentation.
Lease Financing Arrangements—Lease financing arrangements represent leases of real estate where we are involved in the construction of structural improvements to develop buildings into data centers. When we bear substantially all the construction period risk, such as managing or funding construction, we are deemed to be the accounting owner of the leased property and, at the lease inception date, we are required to record at fair value the property and associated liability on our consolidated balance sheets. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations.
Revenue Recognition—Colocation rentals are generally billed monthly in advance, and some contracts have escalating payments over the term of the contract. If rents escalate without the lessee gaining access to or control over additional leased space or power, and the lessee takes possession of, or controls the physical use of the property (including all contractually committed power) at the beginning of the lease term, the rental payments by the lessee are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional leased space or power, revenue is recognized in proportion to the additional space or power in the periods that the lessee has control over the use of the additional space or power. The excess of revenue recognized over amounts contractually due is recognized in Other assets in the accompanying consolidated balance sheets. As of December 31, 2015 and 2014, straight-line rent receivable was $44.7 million and $33.7 million, respectively.
Some of our leases are structured on a full-service gross basis in which the customer pays a fixed amount for both colocation rent and power. Other leases provide that the customer will be billed for power based upon actual usage times a load factor. Power is generally billed one month in arrears and an estimate of this revenue is accrued in the month that the associated costs are incurred. We generally are not entitled to reimbursements for real estate taxes, insurance or other operating expenses.
Revenue is recognized for services or products that are deemed separate units of accounting. When a customer makes an advance payment or they are contractually obligated to pay any amounts in advance, which is not deemed a separate unit of accounting, Deferred revenue is recorded. This revenue is recognized ratably over the expected term of the lease, unless the pattern of service suggests otherwise. As of December 31, 2015 and 2014, Deferred revenue was $78.7 million and $65.7 million, respectively.
Certain customer leases require specified levels of service or performance. If we fail to meet these service levels, our customers may be eligible to receive credits on their contractual billings. These credits are recognized against revenue when an event occurs that gives rise to such credits. Customer credits were immaterial for each of the years presented.
A provision for uncollectible accounts is recognized when the collection of contractual rent, straight-line rent or customer reimbursements are deemed to be uncollectible.
Sales and Marketing Expense—Sales and marketing expense is comprised of compensation and benefits associated with Sales and marketing personnel as well as advertising and marketing costs. Costs related to advertising are expensed as incurred and amounted to $2.2 million for the year ended December 31, 2015, $2.9 million for the year ended December 31, 2014, $2.1 million for the period ended December 31, 2013, and $0.1 million for the period ended January 23, 2013.
Depreciation and Amortization Expense—Depreciation expense is recognized over the estimated useful lives of real estate applying the straight-line method. The useful life of leased real estate and leasehold improvements is the lesser of the economic useful life of the asset or the term of the lease, including optional renewal periods if renewal of the lease is reasonably assured. The residual value of leased real estate is estimated as the lesser of (i) the expected fair value of the asset at the end of the lease term or (ii) the expected amount of the unamortized liability at the end of the lease term. Estimated useful lives are periodically reviewed. Depreciation expense was $117.8 million for the year ended December 31, 2015, $95.8 million for the year ended December 31, 2014, $70.3 million for the period ended December 31, 2013, and $4.1 million for the period ended January 23, 2013.
Amortization expense is recognized over the estimated useful lives of finite-lived intangibles. Finite-lived intangibles include trademarks, favorable leasehold interests, deferred leasing costs and deferred sales commissions. As of December 31, 2015, the estimated weighted average useful life of trademarks and customer relationships was ten and 13 years, respectively. In addition, we have a favorable leasehold interest related to a land lease that is being amortized over the lease term of fifty-one years. Deferred leasing costs are amortized over three to five years. Amortization expense was $23.7 million for the year ended December 31, 2015, $22.2 million for the year ended December 31, 2014, $19.6 million for the period ended December 31, 2013, and $1.2 million for the period ended January 23, 2013.

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

Transaction and Acquisition Integration Costs—Transaction costs represent incremental legal, accounting and professional fees incurred in connection with our formation transactions, our initial qualification as a real estate investment trust, or REIT, and business combination and asset acquisition costs (including unsuccessful efforts). Transaction costs are expensed as incurred and do not include any recurring costs from our ongoing operations. Integration costs represent incremental costs to integrate a consummated acquisition.
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
Income Taxes—CyrusOne Inc. was included in CBI’s consolidated tax returns in various jurisdictions for the Predecessor period and was included in the Successor period for Texas only until June 26, 2014 when CBI's ownership percentage in the operating partnership was reduced below 50%. In the accompanying financial statements, the Predecessor period and the Successor period (for Texas only until June 26, 2014) reflect income taxes as if the Company were a separate stand-alone company. The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. CyrusOne Inc. elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (Code), commencing with our initial taxable year ending December 31, 2013. Provided we continue to meet the various qualification tests mandated under the Code, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our shareholders. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to federal income tax at regular corporate rates and any applicable alternative minimum tax.
While CyrusOne Inc. and the operating partnership do not pay federal income taxes, we are still subject to foreign, state and local income taxes in the locations in which we conduct business. Our taxable REIT subsidiaries (each a TRS) are also subject to federal and state income taxes to the extent they earn taxable income.
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various state, local and foreign jurisdictions.  The Company's previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires.  With a few exceptions, the Company is no longer subject to U. S. federal, state or local examinations for years prior to 2012, and we have no liabilities for uncertain tax positions as of December 31, 2015 or 2014.
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
Subsequent to the issuance of the Company’s 2014 consolidated financial statements, the Company identified an error in the Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Balance Sheets and Statements of Equity. The Consolidated Statements of Comprehensive Income (Loss) excluded allocations of net loss attributable to noncontrolling interests and only attributed foreign currency translation adjustment allocations to the noncontrolling interest. This error resulted in the understatement of “Comprehensive Loss Attributable to Non-Controlling Interests” of ($6.7) million for the year ended December 31, 2014 (Successor), and ($10.3) million for the Successor period ended December 31, 2013, as well as the corresponding understatement of the total “Comprehensive Loss Attributable to CyrusOne Inc.”. The Consolidated Statements of Equity did not present the comprehensive loss attributed to foreign currency translation adjustment allocations to noncontrolling interest. This error resulted in “Foreign Currency Translation Adjustment” allocated to CyrusOne Inc. to be overstated and the amount allocated to Noncontrolling Interest to be understated by $0.1 million for the year ended December 31, 2014 (Successor) and “Accumulated Other Comprehensive Loss” and “Noncontrolling Interest” to be overstated by $0.1 million as of December 31, 2014 (Successor), which resulted in a corresponding overstatement in the Consolidated Balance Sheets. The prior period amounts disclosed above have been revised to reflect the corrected amounts.  The previously issued Consolidated Statement of Operations and Cash Flows were not impacted by this error.

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

Earnings Per Share—For all periods subsequent to January 23, 2013, we present earnings per share (EPS) data. Basic EPS includes only the weighted average number of common shares outstanding during the period. Diluted EPS includes the weighted average number of common shares and the dilutive effect of stock options, restricted stock and share unit awards outstanding during the period, when such instruments are dilutive.
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
Stock-Based Compensation—In conjunction with the IPO, our board of directors adopted the 2012 Long-Term Incentive Plan (LTIP). The LTIP is administered by the compensation committee of the board of directors, or the plan administrator. Awards issuable under the LTIP include common stock, restricted stock, stock options and other incentive awards. See Note 16 to our audited consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for additional details relating to these awards.
Share-based compensation expense is based on the estimated grant-date fair value. CyrusOne Inc. recognizes share-based compensation expense, less estimated forfeitures, on a straight-line basis over the requisite service period for time-based awards and on a graded vesting basis for performance-based awards. CyrusOne estimates forfeitures based on historical activity, expected employee turnover, and other qualitative factors which are adjusted for changes in estimates and award vesting. All expenses for an award will be recognized by the time it becomes fully vested.
CyrusOne Inc. uses the Black-Scholes-Merton option pricing model to calculate the fair value of stock options. This option valuation model requires the use of subjective assumptions, including the estimated fair value of the underlying common stock, the expected stock price volatility, and the expected term of the option. The estimated fair value of the underlying common stock is based on third-party valuations. Our volatility estimates are based on a peer group of companies. We estimate the expected term of the awards to be the weighted average mid-point between the vesting date and the end of the contractual term. We use this method to estimate the expected term since we do not have sufficient historical exercise data.
For interim periods, we use our year-to-date actual results, financial forecasts, and other available information to estimate the probability of the award vesting based on the performance metrics.
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

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

5. Recently Issued Accounting Standards
Accounting Standards Update (ASU) No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606)
In May 2014, the Financial Accounting Standards Board (FASB) issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures which are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. In July 2015, the FASB voted to approve a one-year deferral of the effective date to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. This guidance permits two implementation approaches. Companies can chose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). We are currently evaluating the impact of the adoption of this guidance in our consolidated financial statements.
ASU No. 2014-12 (ASU 2014-12), Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period
In June 2014, the FASB issued a guidance update for the presentation of stock compensation. This guidance requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting and is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. Since the Company's share-based awards do not contain performance targets that could be achieved after the employee completes the requisite service, the adoption of this guidance has no impact on our consolidated financial statements.
ASU No. 2014-15 (ASU 2014-15), Presentation of Financial Statements - Going Concern (Subtopic 205-40)
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
ASU No. 2015-01 (ASU 2015-01), Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items
In January 2015, the FASB issued guidance eliminating from U.S. GAAP the concept of an extraordinary item. An entity is no longer required to (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. This guidance does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently.
ASU No. 2015-02 (ASU 2015-02), Consolidation (Topic 810)
In February 2015, the FASB issued guidance which amended the consolidation requirements in ASC 810 and significantly changed the consolidation analysis required under U.S. GAAP. The amendments include (1) limited partnerships will be variable interest entities; (2) changes the effect that fees paid to a decision maker or service provider have on the consolidation analysis; (3) amends how variable interests held by a reporting entity's related parties or de facto agents affect its consolidation conclusion; (4) clarifies how to determine whether the equity holders have power over the entity, and (5) the deferral of ASU 2009-17 for investments in certain investment funds has been eliminated. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this guidance will have no impact on our consolidated financial statements as the provisions of this standard do not currently apply to CyrusOne Inc.
ASU No. 2015-03 (ASU 2015-03), Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. The amendments would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by this guidance. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this standard and debt issuance costs for all periods presented have been shown as a reduction from the carrying amount of the debt.

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

ASU No. 2015-15 (ASU 2015-15), Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements
In August 2015, the FASB issued ASU 2015-15 to clarify the SEC staff's position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would not object to an entity deferring issuance costs ratably over the term of the line-of-credit arrangement. The Company ratably expenses the debt issuance costs over the term of its revolving line of credit and reflects any unamortized amount as a reduction from the carrying amount of its debt.
ASU No. 2015-16 (ASU 2015-16), Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the FASB issued ASU 2015-16 to simplify the accounting for measurement-period adjustments. Under the ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires acquirers to present separately on the face on the income statement, or disclose in the notes, the portion of the amount recorded in the current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
ASU No. 2015-17 (ASU 2015-17), Income Taxes (Topic 740)

In November 2015, the FASB issued guidance which amended the balance sheet classification requirements for deferred Taxes. The ASU requires an entity to classify all deferred tax liabilities and assets as noncurrent in the balance sheet.  This guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, including interim periods within those fiscal years.  We are currently evaluating the full impact of the new standard.

ASU No. 2016-01 (ASU 2016-01), Financial instruments-Overall (Subtopic 825-10)

In January 2016, the FASB amended its standards related to the accounting of certain financial instruments. This amendment addresses certain aspects of recognition, measurement, presentation and disclosure. The new rules will become effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. We are in the process of evaluating the impact the amendment will have on the consolidated financial statements.

ASU No. 2016-02 (ASU 2016-02), Leases (Topic 842)

In February 2016, the FASB issued accounting standard update (“ASU”) No. 2016-02, Leases (Topic 842). This new lease guidance requires that an entity should recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. Leases would be classified as either Type A leases (generally today’s capital leases) or Type B leases (generally today’s operating leases). For certain leases of assets other than property (for example, equipment, aircraft, cars, trucks), a lessee would classify the lease as a Type A lease and would do the following: (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments and (2) recognize the unwinding of the discount on the lease liability as interest separately from the amortization of the right-of-use asset. For certain leases of property (that is, land and/or a building or part of a building), a lessee would classify the lease as a Type B lease and would do the following: (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments  and (2) recognize a single lease cost, combining the unwinding of the discount on the lease liability with the amortization of the right-of-use asset, on a straight-line basis. This guidance also provides accounting updates with respect to lessor accounting under a lease arrangement. This new lease guidance is effective for CyrusOne beginning in the first quarter of fiscal 2019. Entities have the option of using either a full retrospective or a modified approach (cumulative effect adjustment in period of adoption) to adopt the new guidance. Early adoption is permitted for all entities. We are currently evaluating the impact of the adoption of this guidance in our consolidated financial statements.”

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

6. Acquisitions

On July 1, 2015, CyrusOne LP acquired 100% of Cervalis, a privately-held owner and operator of data centers for $398.4 million, excluding transaction-related expenses, in an all cash transaction. Cervalis has four data center facilities and two work recovery facilities serving the New York metropolitan area. CyrusOne LP financed the acquisition with proceeds of CyrusOne Inc's June 2015 common stock offering and CyrusOne LP and CyrusOne Finance Corp.'s July 2015 6.375% senior notes offering as well as drawing under CyrusOne Inc's senior unsecured credit facility. The acquisition of Cervalis enhances the geographic diversification of CyrusOne, provides access to a high quality enterprise customer base and strengthens our product portfolio. The goodwill recorded for this acquisition relates to the incremental value that Cervalis brings to the existing CyrusOne operations. The customer relationships intangible is expected to be amortized over fifteen years. For the year ended December 31, 2015, transaction and integration costs related to the Cervalis Acquisition were $12.9 million.

The consolidated and combined financial statements include the operating results of Cervalis from the date of acquisition. The following table summarizes the estimated fair values of all assets acquired and liabilities assumed at the date of acquisition:

Cash	$1.1
Rent and other receivables	10.5
Restricted cash	8.8
Net investment in real estate	197.8
Goodwill	177.2
Customer relationships	117.4
Trade name	2.3
Other long-term assets	7.3
Total assets acquired	522.4

Current liabilities	18.3
Capital lease obligations	1.7
Long-term debt	1.5
Other arrangements	101.4
Total liabilities	122.9
Net assets acquired attributable to CyrusOne Inc.	399.5
Cash acquired	(1.1)
Net cash paid at acquisition	398.4

The acquisition of Cervalis in July 2015 resulted in an increase in revenue of $37.7 million for year ended December 31, 2015.

The unaudited pro forma combined historical results of CyrusOne, as if Cervalis had been acquired and the financing transactions had been consummated as of January 1, 2014 are:

IN MILLIONS
For the year ended December 31,	2015	2014
Revenue	438.6	399.0
Net loss	(10.9)	(17.2)
Loss per share - basic and diluted	(0.16)	(0.35)

These amounts have been calculated after applying CyrusOne's policies and adjusting the results to reflect changes to Depreciation and amortization to property and equipment, amongst others, and amortizing intangible assets had been recorded as of January 1, 2014. These pro forma combined results of operation are presented for informative purposes only and they do not purport to be indicative of the results of operation that actually would have resulted had the acquisition occurred on the date indicated, or that may result in the future.

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

7. Investment in Real Estate
A schedule of our gross investment in real estate follows:

IN MILLIONS
As of December 31,	2015			2014
	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment
West Seventh St., Cincinnati, OH (7th Street)	$0.9	$110.6	$19.6	$0.9	$110.6	$12.7
Parkway Dr., Mason, OH (Mason)	—	20.2	1.0	—	20.2	0.9
Industrial Rd., Florence, KY (Florence)	2.2	41.5	3.3	2.2	41.4	3.0
Goldcoast Dr., Cincinnati, OH (Goldcoast)	0.6	6.7	0.1	0.6	6.7	0.1
Knightsbridge Dr., Hamilton, OH (Hamilton)	—	49.2	4.4	—	49.2	3.7
E. Monroe St., South Bend, IN (Monroe St.)	—	2.5	0.3	—	2.5	0.1
Springer St., Lombard, IL (Lombard)	0.7	4.7	7.6	0.7	4.7	5.7
Crescent Circle, South Bend, IN (Blackthorn)	—	3.3	0.4	—	3.3	0.1
Kingsview Dr., Lebanon, OH (Lebanon)	4.0	77.3	7.6	4.0	77.0	5.5
McAuley Place, Blue Ash, OH (Blue Ash)	—	0.6	0.1	—	0.6	0.1
Westway Park Blvd., Houston, TX (Houston West 1)	1.4	84.8	46.4	1.4	84.4	43.8
Westway Park Blvd., Houston, TX (Houston West 2)	2.0	22.6	47.1	2.0	22.5	45.1
Westway Park Blvd., Houston, TX (Houston West 3)	18.4	4.0	0.8	18.4	—	—
Southwest Fwy., Houston, TX (Galleria)	—	68.6	16.0	—	68.6	15.0
E. Ben White Blvd., Austin, TX (Austin 1)	—	13.6	1.0	—	22.5	1.2
S. State Highway 121 Business, Lewisville, TX (Lewisville)	—	76.6	24.9	—	76.7	22.8
Marsh Lane, Carrollton, TX (Marsh Ln)	—	0.1	0.6	—	0.1	0.5
Midway Rd., Carrollton, TX (Midway)	—	2.0	0.4	—	2.0	0.4
W. Frankford Rd., Carrollton, TX (Carrollton)	16.1	52.7	116.5	16.1	51.6	85.3
Bryan St., Dallas, TX (Bryan St)	—	—	—	—	0.1	0.2
North Freeway, Houston, TX (Greenspoint)	—	—	—	—	1.3	—
South Ellis Street, Chandler, AZ (Phoenix 1)	14.8	56.7	39.8	14.8	56.4	43.9
South Ellis Street, Chandler, AZ (Phoenix 2)	—	16.0	39.5	—	13.2	21.8
Westover Hills Blvd., San Antonio, TX (San Antonio 1)	4.6	32.1	33.0	4.6	32.1	32.4
Westover Hills Blvd., San Antonio, TX (San Antonio 2)	7.0	—	0.1	7.0	—	—
Metropolis Dr., Austin, TX (Austin 2)	2.0	23.2	5.7	2.0	23.2	4.0
Myer Conners Rd (Wappinger Falls)	—	11.3	14.4	—	—	—
Madison Road (Totowa)	—	28.3	48.8	—	—	—
Commerce Road (Totowa)	—	4.1	1.0	—	—	—
Norden Place (Norwalk)	—	18.3	25.4	—	—	—
Riverbend Drive South (Stamford)	—	4.3	13.2	—	—	—
Omega Drive (Stamford)	—	3.2	1.5	—	—	—
Kestral Way (London)	—	31.2	0.8	—	32.7	0.7
Jurong East (Singapore)	—	8.4	0.1	—	9.0	0.1
Ridgetop Circle, Sterling, VA (Northern Virginia)	7.0	19.2	45.2	7.0	—	—
Metropolis Dr., Austin, TX (Austin 3)	8.0	—	0.1	8.0	—	—
Metropolis Dr., Austin, TX (Austin 4)	3.3	7.4	31.5	—	—	—
Total	$93.0	$905.3	$598.2	$89.7	$812.6	$349.1

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

In addition, Construction in progress was $231.1 million and $127.0 million as of December 31, 2015 and December 31, 2014, respectively, as we continue to build data center facilities.
For the year ended December 31, 2015, our capital expenditures were $17.3 million for the purchase of Austin 4 facility and $217.2 million for other development as shown on the consolidated and combined statements of cash flows. The significant items included the development of additional square footage and power in our Northern Virginia, Phoenix 2, Houston West 3 and Carrollton data centers, and the purchase of Austin 4 in February of 2015. The total purchase price of the Austin 4 facility was $17.3 million, of which $3.3 million was allocated to Land and the remaining amount remains in Construction in progress as of December 31, 2015. For the year ended December 31, 2015, we recognized Asset impairment and loss on disposal of $13.5 million which related primarily to the exit of Austin 1, which is a leased facility, and loss on disposal of certain other assets.

8. Goodwill, Intangible and Other Long-Lived Assets
The carrying amount of Goodwill was $453.4 million and $276.2 million as of December 31, 2015 and 2014. As of December 31, 2015, the amounts recognized for Goodwill and Intangible assets were in connection with the acquisition of Cyrus Networks as well as prior acquisitions, as described in Note 2, Formation and Recent Developments. For the year ended December 31, 2015, the additions to Goodwill, customer relationships, trade name and favorable leasehold interest related to the acquisition of Cervalis which were $177.2 million, $117.4 million, $2.3 million and $0.2 million, respectively.
Summarized below are the carrying values for the major classes of intangible assets:

IN MILLIONS
For the year ended December 31,		2015			2014
	Weighted- Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	13	$247.1	$(87.5)	$159.6	$129.7	$(69.5)	$60.2
Trademark	10	7.4	(2.7)	4.7	7.4	(2.3)	5.1
Favorable leasehold interest	49	4.1	(0.4)	3.7	3.9	(0.3)	3.6
Trade name (not amortized)		2.3	—	2.3	—	—	—
Total		$260.9	$(90.6)	$170.3	$141.0	$(72.1)	$68.9
There were no goodwill or intangible asset impairments for the years ended December 31, 2015 or 2014.
Amortization expense for acquired intangible assets subject to amortization was $18.5 million, $17.0 million, $15.9 million and $1.0 million for the years ended December 31, 2015 and 2014, for the period ended December 31, 2013, and for the period ended January 23, 2013, respectively.
The following table presents estimated amortization expense for each of the next five years and thereafter, commencing January 1, 2016:

IN MILLIONS
2016	$19.4
2017	17.3
2018	15.4
2019	13.8
2020	12.6
Thereafter	89.5
Total	$168.0

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

9. Debt, Capital Lease Obligations and Lease Financing Arrangements
Debt, Capital lease obligations and Lease financing arrangements presented in the accompanying consolidated and combined financial statements consist of the following:

IN MILLIONS
For the year ended December 31,	2015	2014
Credit facilities:
Revolving credit facility	$235.0	$135.0
Term loan	300.0	150.0
6.375% senior notes due 2022, including bond premium	477.6	374.8
Notes Payable	1.5	—
Deferred financing costs	(17.6)	(15.5)
Long-term debt	996.5	644.3
Capital lease obligations	12.2	13.4
Lease financing arrangements	150.0	53.4
Total	$1,158.7	$711.1
Credit Facility—On October 9, 2014, CyrusOne LP entered into a credit agreement which provided for a $450 million senior unsecured revolving credit facility to replace CyrusOne LP's $225 million secured credit facility, and a $150 million senior unsecured term loan.
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
As of December 31, 2015 there were borrowings of $235.0 million under the revolving credit facility and $300.0 million under the term loan. As of December 31, 2014 there were borrowings of $135 million under the revolving credit facility and $150 million under the term loan. There were no borrowings under the previous credit agreement as of December 31, 2013.
We pay commitment fees for the unused amount of borrowings on the revolving credit facility and term loan and letter of credit fees on any outstanding letters of credit. The commitment fees are equal to 0.25% per annum of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. Commitment fees related to the credit agreement were $0.9 million and $1.1 million for the years ended December 31, 2015 and 2014, respectively.
6.375% Senior Notes due 2022—On November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. (Issuers) issued $525 million of 6.375% senior notes due 2022 (6.375% senior notes). The 6.375% senior notes are senior unsecured obligations of the Issuers, which rank equally in right of payment with all existing and future unsecured senior debt of the Issuers. The 6.375% senior notes are effectively subordinated to all existing and future secured indebtedness of the Issuers to the extent of the value of the assets securing such indebtedness. The 6.375% senior notes are fully and unconditionally and jointly and severally guaranteed by CyrusOne Inc., CyrusOne GP, and each of CyrusOne LP’s existing and future domestic wholly owned subsidiaries, subject to certain exceptions. Each such guarantee is a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior debt of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness. The 6.375% senior notes are structurally subordinated to all liabilities, including trade payables, of each subsidiary of the Issuer that does not guarantee the

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

6.375% senior notes. The 6.375% senior notes bear interest at a rate of 6.375% per annum, payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2013.
The 6.375% senior notes will mature on November 15, 2022. However, prior to November 15, 2017, the Issuers may, at their option, redeem some or all of the 6.375% senior notes at a redemption price equal to 100% of the principal amount of the 6.375% senior notes, together with accrued and unpaid interest, if any, plus a “make-whole” premium. On or after November 15, 2017, the Issuers were permitted , at our option, redeem some or all of the 6.375% senior notes at any time at declining redemption prices equal to (i) 103.188% beginning on November 15, 2017, (ii) 102.125% beginning on November 15, 2018, (iii) 101.063% beginning on November 15, 2019 and (iv) 100.000% beginning on November 15, 2020 and thereafter, plus, in each case, accrued and unpaid interest, if any, to the applicable redemption date. In addition, before November 15, 2015, and subject to certain conditions, the Issuers may, at their option, redeem up to 35% of the aggregate principal amount of the 6.375% senior notes with the net proceeds of certain equity offerings at 106.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that (i) at least 65% of the aggregate principal amount of the 6.375% senior notes remains outstanding and (ii) the redemption occurs within 90 days of the closing of any such equity offering.
In November and December of 2014, we repurchased our 6.375% senior notes with an aggregate face value of $150.2 million for a purchase price of $163 million, including accrued interest. This resulted in a loss on extinguishment of debt of $12.8 million.
On July 1, 2015, the Issuers closed a private offering of $100 million aggregate principal amount of the 6.375% senior notes (New Notes) plus a premium of $3.8 million. The New Notes were issued as additional notes under the Indenture dated November 20, 2012 as supplemented by the first supplemental indenture dated July 1, 2015, and the New Notes have terms substantially identical to those of the 6.375% senior notes issued in November 2012. The Issuers and guarantors of the New Notes entered into a registration rights agreement which requires them, at their cost, to use commercially reasonably efforts to file and cause to become effective a registration statement within 180 days of July 1, 2015, to be used in connection with the exchange of the New Notes for freely tradable notes with substantially identical terms in all material respects to the New Notes (which exchange must be completed on or prior to the 30th day after such registration statement is declared effective). On December 29, 2015, all notes issued on July 1, 2015 were exchanged for registered notes.
Debt Covenants —The Credit Agreement requires us to maintain certain financial covenants including the following, in each case on a consolidated basis:
•A minimum fixed charge ratio;
•Maximum total and secured leverage ratios;
•A minimum tangible net worth ratio;
•A maximum secured recourse indebtedness ratio;
•A minimum unencumbered debt yield ratio; and
•A maximum ratio of unsecured indebtedness to unencumbered asset value.
Notwithstanding these limitations, we will be permitted, subject to the terms and conditions of the Credit Agreement, to distribute to our shareholders cash dividends in an amount not to exceed 95% of our Funds From Operations (FFO), as defined in the Credit Agreement) for any period. Similarly, our indenture permits dividends and distributions necessary for us to maintain our status as a REIT.
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

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

As of December 31, 2015, we believe we were in compliance with all covenants.
Notes Payable—As of December 31, 2015, the Company had a note payable for approximately $1.5 million with a third-party for electrical infrastructure at one of the Company's locations. The note payable matures in January 2034. We will pay approximately $9,000 per month until maturity under the note payable.
Deferred financing costs—Deferred financing costs are costs incurred in connection with obtaining long-term financing. Deferred financing costs were incurred in connection with the issuance of the revolving credit facility and term loan and 6.375% senior notes due 2022. As of December 31, 2015, and 2014, deferred financing costs totaled $17.6 million and $15.5 million, respectively. Deferred financing costs related to the 6.375% senior notes are amortized using the effective interest method over the term of the related indebtedness. Deferred financing costs related to the revolving credit facility and term loan are amortized using the straight-line method. Amortization of deferred financing costs, included in Interest expense in the consolidated and combined statements of operations, totaled $3.4 million, $3.4 million, $4.0 million and $0.1 million for the years ended December 31, 2015 and 2014, for the periods ended December 31, 2013, and January 23, 2013, respectively. The amortization of deferred financing costs for the year ended December 31, 2014 included $0.8 million related to the extinguishment of debt and the correction of expense recorded in prior periods.
Capital lease obligations—We use leasing as a source of financing for certain of our data center facilities and related equipment. We currently operate four data center facilities subject to capital leases. We have options to extend the initial lease term on all these leases and options to purchase the facility for one of these leases.
Lease financing arrangements—Lease financing arrangements represent leases of real estate in which we are involved in the construction of structural improvements to develop buildings into data centers. When we bear substantially all the construction period risk, such as managing or funding construction, we are deemed to be the accounting owner of the leased property and, at the lease inception date, we are required to record at fair value the property and associated liability on our balance sheet. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations.
Interest expense on Capital lease obligations and Lease financing arrangements were $7.8 million, $5.9 million, $6.3 million and $0.3 million for the years ended December 31, 2015 and 2014, for the period ended December 31, 2013 and January 23, 2013, respectively.
The following table summarizes aggregate maturities of total future value and present value of the minimum payments associated with our Lease financing arrangements for the five years subsequent to December 31, 2015, and thereafter:

IN MILLIONS	Future Value of Payments	Interest	Present Value of Payments
2016	$17.8	$8.7	$9.1
2017	16.8	8.3	8.5
2018	14.8	7.9	6.9
2019	15.1	7.5	7.6
2020	26.0	6.8	19.2
Thereafter	127.0	28.3	98.7
Total lease financing arrangements	$217.5	$67.5	$150.0
The following table summarizes aggregate maturities of revolving credit facility and term loan, 6.375% senior notes due 2022 and capital leases for the five years subsequent to December 31, 2015, and thereafter:

IN MILLIONS	Revolving Credit Facility/Term Loan	6.375% Senior Notes	Capital Leases	Total
2016	$—	$—	$3.1	$3.1
2017	—	—	1.6	1.6
2018	235.0	—	1.5	236.5
2019	300.0	—	1.6	301.6
2020	—	—	1.7	1.7
Thereafter	—	474.8	2.7	477.5
Total debt	$535.0	$474.8	$12.2	$1,022.0

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

The payment of interest on capital leases over the next five years and thereafter will be $1.0 million, $0.8 million, $0.7 million, $0.5 million, $0.4 million and $0.4 million, respectively.

10. Fair Value of Financial Instruments
The fair value of Cash and cash equivalents, Restricted cash, Rent and other receivables and Accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these instruments.
The carrying value and fair value of other financial instruments are as follows:

IN MILLIONS
For the year ended December 31,	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
6.375% senior notes due 2022	$477.6	$493.8	$374.8	$402.0
Revolving credit facility and term loan	535.0	535.0	285.0	285.0
Note payable	1.5	1.2	—	—
The fair value of our 6.375% senior notes as of December 31, 2015 and 2014 was based on the quoted market price for these notes, which is considered Level 1 of the fair value hierarchy. The carrying value of the revolving credit facility and term loan approximates estimated fair value as of December 31, 2015, due to the variability of interest rates and the stability of our credit ratings. The fair value of the note payable at December 31, 2015, was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration. These fair value measurements are considered Level 3 of the fair value hierarchy.
Non-recurring fair value measurements
Certain long-lived assets, intangibles and goodwill are required to be measured at fair value on a non-recurring basis subsequent to their initial measurement. These non-recurring fair value measurements generally occur when evidence of impairment has occurred.
The measured fair value used in the 2013 related impairment charges is summarized below:

IN MILLIONS	December 31, 2013	Quoted prices in active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	2013 Impairment Loss
Equipment	$0.3	$—	$0.3	$—	$(2.8)
Total impairment					$(2.8)
In the fourth quarter of 2013, we agreed to an offer to sell equipment which had a net book value of $3.1 million for $0.3 million, resulting in a loss of $2.8 million. There were no impairment charges for the year ended December 31, 2014.
The Asset impairments and loss on disposal for the year ended December 31, 2015 was $13.5 million and were related to the exit from a leased facility and loss on disposal of assets.

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

11. Noncontrolling Interest - Operating Partnership
As discussed in Note 2, Formation and Recent Developments, the noncontrolling interest represents the limited partnership interest in the operating partnership held by CBI.
The following table shows the ownership interests as of December 31, 2015 and 2014, and the portion of net loss and distributions for the year ended December 31, 2015 and 2014:

For the year ended December 31,	2015		2014
(in millions, except unit amount)	The Company	CBI	The Company	CBI
Operating partnership units	72.6	—	38.7	26.6
Ownership %	100.0%	—%	59.2%	40.8%
Portion of net loss	$(15.4)	$(4.8)	$(7.8)	$(6.7)
Distributions	$(74.6)	$(16.3)	$(29.2)	$(25.7)
Under the Amended and Restated Agreement of Limited Partnership of the operating partnership (the LP Agreement), the limited partners of the operating partnership (including CBI) have certain redemption rights. The LP Agreement grants the limited partners the right to require the operating partnership to redeem part or all of their operating partnership units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption, determined in accordance with and subject to adjustment as provided in the LP Agreement. Alternatively, at our discretion, we may elect to acquire those operating partnership units in exchange for shares of our common stock. Our acquisition of partnership units in exchange for shares of our common stock would be on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, distributions of warrants or stock rights, specified extraordinary distributions and similar events. With each redemption or exchange, we increase our percentage ownership interest in our operating partnership. On December 31, 2015, CyrusOne Inc. issued 6,346,835 shares of its common stock, in exchange for an equal number of operating partnership units in CyrusOne LP held by a subsidiary of CBI. As a result, CBI owns approximately 9.5% of the Company’s common stock, and all of the operating partnership units in the CyrusOne LP are owned, directly or indirectly, by the Company.
CyrusOne Inc. had no noncontrolling interests as of December 31, 2015.
12. Dividends
We have declared cash dividends on common shares and distributions on operating partnership units for the years ended December 31, 2015 and 2014 as presented in the table below:

Record date	Payment date	Cash dividend per share or operating partnership unit
March 28, 2014	April 15, 2014	$0.21
June 27, 2014	July 15, 2014	$0.21
September 26, 2014	October 15, 2014	$0.21
December 26, 2014	January 9, 2015	$0.21
March 27, 2015	April 15, 2015	$0.315
June 26, 2015	July 15, 2015	$0.315
September 25, 2015	October 15, 2015	$0.315
December 24, 2015	January 8, 2016	$0.315

As of December 31, 2015 and 2014 we had a dividend payable of $24.4 million and $14.3 million, respectively. On February 23, 2016, we announced a regular cash dividend of $0.38 per common share payable to shareholders of record as of March 25, 2016. The dividend will be paid on April 15, 2016.
13. Customer Leases
Customer lease arrangements customarily contain provisions that allow either for renewal or continuation on a month-to-month arrangement. Certain leases contain early termination rights. At lease inception, early termination is generally not deemed

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

reasonably assured due to the significant economic penalty incurred by the lessee to exercise its termination right and to relocate its equipment.
The future minimum lease payments to be received under non-cancellable operating leases, excluding month-to-month arrangements and submetered power, for the next five years are shown below:

IN MILLIONS
2016	$379.4
2017	295.0
2018	204.1
2019	121.6
2020	81.2
14. Employee Benefit Plans
Currently, our employees participate in health care plans sponsored by CyrusOne, which provide medical, dental, vision and prescription benefits. We incurred $3.1 million and $2.1 million of expenses related to these plans for the years ended December 31, 2015 and 2014, respectively. For the periods ended December 31, 2013 and January 23, 2013, we incurred $1.6 million and $0.1 million, respectively, of expenses related to these plans.
CyrusOne offers a retirement savings plan to its employees. CyrusOne's matching contribution to its retirement savings plan was $1.1 million and $0.8 million for the years ended December 31, 2015 and December 31, 2014, respectively, less than $0.5 million for the period ended December 31, 2013, and less than $0.1 million for the period ended January 23, 2013.

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
The following table reflects a reconciliation of the shares used in the basic and diluted net loss per share computation:

IN MILLIONS, except per share amounts	Year Ended		Year Ended		Period Ended
For December 31,	2015		2014		2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net loss attributed to common shareholders	$(15.4)	$(15.4)	$(7.8)	$(7.8)	$(5.3)	$(5.3)
Less: Restricted stock dividends	(1.0)	(1.0)	(0.8)	(0.8)	(0.6)	(0.6)
Net loss available to shareholders	$(16.4)	$(16.4)	$(8.6)	$(8.6)	$(5.9)	$(5.9)
Denominator:
Weighted average common outstanding-basic	54.3	54.3	29.2	29.2	20.9	20.9
Performance-based restricted stock(1)(2)(3)		—		—		—
Convertible securities(1)(2)(3)		—		—		—
Weighted average shares outstanding-diluted		54.3		29.2		20.9
EPS:
Net loss per share-basic	$(0.30)		$(0.30)		$(0.28)
Effect of dilutive shares		—		—		—
Net loss per share-diluted		$(0.30)		$(0.30)		$(0.28)

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

(1) We have excluded 1.9 million weighted average shares of restricted stock, and 13.1 million of weighted average operating partnership units which are securities convertible into common stock from our diluted earnings per share as of December 31, 2015. These amounts were deemed anti-dilutive.
(2) We have excluded 0.8 million weighted average shares of restricted stock, and 34.3 million of weighted average operating partnership units which are securities convertible into common stock from our diluted earnings per share as of December 31, 2014. These amounts were deemed anti-dilutive.
(3) We have excluded 0.2 million weighted average shares of restricted stock, and 42.6 million of weighted average operating partnership units which are securities convertible into common stock from our diluted earnings per share as of December 31, 2013. These amounts were deemed anti-dilutive.
16. Stock-Based Compensation Plans

Stock-based compensation expense was as follows:

For the periods ended December 31,	2015	2014	2013
Founders	$5.2	$5.4	$5.3
2013 Grants	1.2	1.2	0.9
2014 Grants	3.0	3.7	—
2015 Grants	5.0	—	—
Total	$14.4	$10.3	$6.2

In conjunction with the CyrusOne Inc. IPO, the board of directors of CyrusOne Inc. adopted the 2012 Long-Term Incentive Plan (LTIP). The LTIP is administered by the board of directors. Awards issuable under the LTIP include common stock, restricted stock, stock options and other incentive awards. CyrusOne Inc. has reserved a total of 4 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. The related stock compensation expense incurred by CyrusOne Inc. is allocated to the operating partnership. Shares available under the LTIP at December 31, 2015, were approximately 1.5 million. Shares vest according to each agreement and as long as the employee remains employed with the Company. The Company uses the Black-Scholes option-pricing model for time and performance-based options and a Monte Carlo simulation for market-based awards. Compensation expense is measured based on the estimated grant-date fair value. Expense for time-based grants is recognized under a straight-line method. For market-based grants, expense is recognized under a graded expense attribution method. For performance-based grants, expense is recognized under a graded expense attribution method if it is probable that the performance targets will be achieved.
Founders Grants
On January 24, 2013, the Company granted one million shares of time-based restricted stock, which had an aggregate value of $19.0 million on the grant date. Holders of the restricted stock have all of the rights and privileges of shareholders including but not limited to the right to vote, receive dividends and distributions upon liquidation of CyrusOne. These shares vest at the end of three years. As of December 31, 2015, unearned compensation representing the unvested portion of the Founders awards, net of forfeitures, totaled $0.3 million, and the weighted average vesting period was 0.1 years.
2013 Grants
On April 17, 2013, the Company issued performance and market-based awards under the LTIP in the form of stock options and restricted stock units. For these awards, vesting was tied 50% to the achievement of a non-GAAP performance measure (cumulative EBITDA targets, as defined in the agreement), over the 2013-2015 performance period, and 50% market-based performance measure (the total stockholder return (TSR), as defined in the agreement) at the end of the three-year period ending December 31, 2015. The portion of the awards tied to cumulative EBITDA was eligible to vest annually over a three-year period based on the Company attaining predetermined cumulative EBITDA targets. The cumulative EBITDA targets are based on the below scales. The scales are linear between each point and awards are interpolated between the points.

- Below 90% of performance target = 0%
- At 90% of performance target = 50%
- At 100% of performance target = 100%
- At or above 115% of performance target = up to 200%

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

The portion of the awards tied to TSR was eligible to vest at the end of three years if the TSR, during the three-year measurement period following the grant date, met or exceeded the return of the MSCI US REIT Index (Index) over the same period. The TSR targets are based on the below scales. The scales are linear between each point and awards are interpolated between the points.

- If CyrusOne's TSR is less than the return of the Index = 0%
- If CyrusOne's TSR is equal to or greater than the return of the Index = 100%; up to 200% if CyrusOne's TSR exceeds the return of the Index by 2%
- If CyrusOne's TSR exceeds the return of the Index, but is negative, any calculated vesting amount will be reduced by 50%
The stock option awards have a contractual life of 10 years from the award date and were granted with an exercise price equal to $23.58.
In addition, during the year ended December 31, 2013, the Company also granted from time-to-time a total of 4,361 additional time-based restricted shares which had an aggregate value of $0.1 million on the grant date. These shares cliff vested one year after the grant date or will vest three years after the grant date.
The holders of restricted stock shall have all of the rights and privileges of shareholders including the right to vote. Any dividends paid with respect to the shares shall be accrued by the Company and distributed on the vesting date provided that the applicable performance goal has been attained. As of December 31, 2015, unearned compensation representing the unvested portion of the awards granted during 2013 (excluding the Founders awards), net of forfeitures, totaled $0.1 million, with a weighted average vesting period of 0.3 years.
2014 Grants
On February 7, 2014, the Company issued performance and market-based awards under the LTIP in the form of restricted stock units. For these awards, vesting is tied 50% to the achievement of a non-GAAP performance measure (cumulative Adjusted EBITDA targets, as defined in the agreement) over the 2014-2016 performance period, and 50% to a market-based performance measure TSR, as defined in the agreement), as of the end of the three-year period ending December 31, 2016. The portion of the awards tied to cumulative Adjusted EBITDA vest annually over a three-year period based on the Company attaining predetermined cumulative Adjusted EBITDA targets and as long as the employee remains employed with the Company. The portion of the award tied to TSR will vest at the end of three years based on the cumulative TSR over a three-year performance period. The market and performance-based awards will vest based on the same scales as the awards granted during 2013.
In addition, during the year ended December 31, 2014, the Company also granted from time-to-time a total of 46,313 additional time-based restricted shares which had an aggregate value of $1.0 million on the grant date. These shares cliff vested either one year after the grant date or will vest three years after the grant date.
The holders of restricted stock have all of the rights and privileges of shareholders including the right to vote. Any dividends paid with respect to the shares shall be accrued by the Company and distributed on the vesting date provided that the applicable performance goal has been attained. As of December 31, 2015, unearned compensation representing the unvested portion of the awards granted during 2014, net of forfeitures, totaled $1.3 million, with a weighted average vesting period of 1.1 years.
2015 Grants
On February 10, 2015, the Company issued awards under the LTIP in the form of options and restricted stock. The stock options are time-based and vest annually on a pro-rata basis over three years. Twenty-five percent of the restricted stock awards are subject to time-based vesting and seventy-five percent of the restricted stock awards are equally split between performance-based and market-based vesting. The time-based restricted stock will vest pro-rata annually over three years. The performance and market-based restricted stock will vest annually based upon the achievement of certain criteria for each year of the three-year measurement period. The first two years are capped at 100% of the target with a cumulative true-up in year three. The fair values of these awards were determined using the Black-Scholes or Monte-Carlo model which use assumptions such as volatility, risk-free interest rate, and expected term of the awards.
In addition, during the year ended December 31, 2015, for various new employee hires, the following grants were made:
•8,157 shares of time-based restricted stock which cliff vest in three years from the date of each grant.
•29,424 shares of time-based restricted stock which vest annually from the date of each grant.
•12,719 time-based options which vest annually from the date of each grant.

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

•	11,711 shares of performance-based restricted stock, which vest annually based upon the achievement of certain criteria for each year of the three-year measurement period.

•	55,301 shares of performance-based (separate non-GAAP measure, as defined in the specific agreement) restricted stock, which cliff vests in three years from the date of grant.
For the year ended December 31, 2015, the unvested portion of the awards granted in 2015, net of forfeitures, totaled $5.6 million and the weighted average vesting period was 1.6 years.
The compensation expense for the year ended December 31, 2015 includes $2.4 million due to the acceleration of equity awards of two senior executives who left the Company.
Restricted Stock and Stock Option Activity
The following table summarizes the unvested restricted stock activity and the weighted average fair value of these shares at the date of grant for the year ended December 31, 2015:

For the year ended December 31,	2015
	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1	1,739,642	$20.20
Granted	571,224	23.80
Vested	(458,606)	20.90
Forfeited	(266,779)	21.80
Non-vested at December 31	1,585,481	$20.99
The non-vested shares were 1,739,642 and 1,126,669 at December 31, 2014 and 2013, respectively.
The following table summarizes the stock option activity for the year ended December 31, 2015:

For the year ended December 31,	2015
	Options	Weighted Average Exercise Price
Outstanding at January 1	166,872	$23.58
Granted	223,186	28.44
Exercised	(2,525)	23.58
Forfeited or expired	(53,554)	25.98
Outstanding at December 31	333,979	26.44
Exercisable at December 31	78,806	25.75
Vested and expected to vest	78,806	$25.75
The outstanding options were 166,872 and 168,963 at December 31, 2014 and 2013, respectively.
The aggregate intrinsic value of options outstanding and options exercisable is based on the Company's closing stock price on the last trading day of the fiscal year for in-the-money options. The aggregate intrinsic value represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices. The total intrinsic value of options exercised during fiscal year 2015 was immaterial. There were no options exercised during 2014 and 2013.
The aggregate intrinsic value of options outstanding at December 31, 2015 was $3.7 million. The aggregate intrinsic value of options exercisable at December 31, 2015 was $0.9 million.

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

Stock Option Assumptions
The following table summarizes the stock option assumptions for the years ended December 31, 2015, 2014, and 2013:

	Options Outstanding		Options Exercisable		Assumption Range
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Terms (Years)	Number of Shares	Weighted Average Remaining Contractual Terms (Years)	Risk-Free Interest Rate	Expected Annual Dividend Yield	Expected Terms in Years	Expected Volatility
2013
$23.58	168,963	9.3	—	0.0	0.92%	3.4%	6.0	35%
2014
$23.58	166,872	8.3	13,915	8.3	0.92%	3.4%	6.0	35%
2015
$23.58	142,556	7.3	43,460	7.3	0.92%	3.4%	6.0	35%
$28.42	178,704	9.1	35,346	9.1	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%
$30.74	12,719	9.6	—	0.0	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

17. Related Party Transactions
Prior to November 20, 2012, CyrusOne Inc., CyrusOne GP, CyrusOne LP and its subsidiaries were operated by CBI. The consolidated and combined financial statements have been prepared from the records maintained by CBI and may not necessarily be indicative of the conditions that would have existed or the results of operations that would have occurred if the business had been operated as an unaffiliated company. The consolidated and combined financial statements reflect the following transactions with CBI and its affiliated entities, including Cincinnati Bell Telephone (CBT) and Cincinnati Bell Technology Solutions (CBTS).
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
The following related party transactions are based on agreements and arrangements that were in place during the respective periods. Revenues and expenses for the periods presented were as follows:

IN MILLIONS	Successor			Predecessor
	December 31, 2015	December 31, 2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013
Revenue:
Data center colocation agreement provided to CBT and CBTS	$7.8	$6.4	$5.6	$0.3
229 West 7th Street lease provided to CBT	1.9	2.0	1.7	—
Goldcoast Drive/Parkway (Mason) lease	0.3	0.4	0.3	—
Transition services provided to CBTS (network interfaces)	0.3	0.4	0.6	0.1
Data center leases provided to CBTS	12.0	13.6	13.1	—
Total revenue	$22.3	$22.8	$21.3	$0.4

Operating costs and expenses:
Transition services agreement by CBTS	$0.7	$0.8	$1.3	$—
Charges for services provided by CBT (connectivity)	1.0	1.0	1.0	0.1
209 West 7th Street rent provided by CBT	0.2	0.2	0.1	—
Management fees with CBI	—	—	0.1	—
Allocated employee benefit plans by CBI	—	—	—	0.2
Allocated centralized insurance costs by CBI	—	—	—	0.1
Total operating costs and expenses	$1.9	$2.0	$2.5	$0.4
As of December 31, 2014, the amounts receivable and payable to CBI were as follows:

IN MILLIONS
As of December 31,	2014

Accounts receivable from CBI	$0.8

Accounts payable	$1.7
Dividends payable	5.6
Total payable to CBI	$7.3
The dividends payable as of December 31, 2015, was approximately $2.0 million, which relates to the 6.3 million operating partnership units in CyrusOne LP held by a subsidiary of CyrusOne Inc. as of the record date of December 24, 2015. As of December 31, 2015, CBI was no longer an affiliate of CyrusOne Inc. as described in Note 2, Formation and Recent Developments.

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

Other Related Party Transactions
Prior to joining CyrusOne in March 2013, our former general counsel Thomas Bosse was principal in the Law Offices of Thomas W. Bosse, PLLC, (Bosselaw).  In 2013, amounts paid to Bosselaw for services rendered prior to his employment were $1.6 million, which included a bonus payment under CyrusOne’s Data Center Plan as a result of the successful completion of the IPO.
In the ordinary course of its business, CyrusOne periodically pays brokerage commissions to real estate brokerage firms in connection with property transactions and tenant leases.  In 2015, 2014 and 2013, CyrusOne paid $1.1 million, $1.0 million and $1.5 million, respectively, to one such firm, Jones Lang LaSalle.  One of our former directors is a principal with Jones Lang LaSalle.
The spouse of one of our former directors is a partner with Skadden, Arps, Slate, Meagher & Flom LLP (Skadden). For the years ended December 31, 2014 and 2013, CyrusOne paid Skadden $1.1 million and $0.2 million, respectively, for services rendered. In 2015, the amount CyrusOne paid to Skadden was immaterial.
Our director, Lynn A. Wentworth, is a member of the board of directors of CBI, and serves as the chair of its audit and finance committee.
18. Restructuring Charges
For the period ended December 31, 2013, we incurred restructuring charges of $0.7 million that were a result of moving certain administrative functions to the corporate office. All restructuring charges were settled by December 31, 2014.
19. Income Taxes
CyrusOne Inc., elected to be taxed as a REIT under the Code, commencing with our taxable year ended December 31, 2013. To remain qualified as a REIT, we are required to distribute at least 90% of our taxable income to our stockholders and meet various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we continue to qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the taxable income distributed currently to our shareholders. It is our policy and intent, subject to change, to distribute 100% of our taxable income and therefore no provision is required in the accompanying financial statements for federal income taxes with regards to activities of CyrusOne Inc. and its subsidiary pass-through entities.
We have elected to designate two subsidiaries as taxable REIT subsidiaries (each a TRS). A TRS may perform services for our tenants that would otherwise be considered impermissible for REITs. The income generated from these services is taxed at federal and state corporate rates. While CyrusOne Inc. and the operating partnership do not pay federal income taxes, we are still subject to foreign, state, and local income taxes in the locations in which we conduct business. Income tax expense for the year ended December 31, 2015 and December 31, 2014, and for the periods ended December 31, 2013 and January 23, 2013 was $1.8 million, $1.4 million, $1.9 million and $0.4 million, respectively.
In conjunction with the Company’s tax sharing arrangement with CBI, CBI may be required to file Texas margin tax returns on a consolidated, combined or unitary basis with the Company for any given year.   If such return is prepared by CBI on a combined or consolidated basis to include the Company, the related Texas margin tax of the Company will be paid by CBI. The Company will then reimburse CBI for its portion of the related Texas margin tax. Our total Texas margin tax payable was $0.0 million and $1.7 million as of December 31, 2015 and 2014, respectively.
For certain entities we calculate deferred tax assets and liabilities for temporary differences in the basis between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Deferred tax assets (net of valuation allowance) and liabilities were accrued, as necessary, for the periods ended December 31, 2015, and December 31, 2014. Historically, we have recorded a full valuation allowance on our foreign net deferred tax assets related to our foreign generated net operating losses due to the uncertainty of their realization. In 2013 and 2014, management determined it was necessary to record a full valuation allowance on all of our domestic and foreign net deferred tax assets due to the uncertainty of their realization. Accordingly, at December 31, 2015 and at December 31, 2014, the net domestic and foreign deferred tax assets were zero.

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

In 2015 and 2014, we paid all our dividends in cash. The following table summarizes the taxability of our common stock dividends per share for the year ended December 31, 2015 and December 31, 2014:

For the year ended December 31,	2015	2014
Common Stock dividend per share:
Ordinary income	$—	$0.45
Return of capital	1.16	0.34
Total dividend	$1.16	$0.79

Common stock dividends may be characterized for federal income tax purposes as ordinary income, qualified dividends, capital gains, non-taxable return of capital or a combination of the four. Common stock dividends that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and generally reduce the stockholder's basis in the common stock. To the extent that a dividend exceeds both current and accumulated earnings and profits and the stockholder's basis in the common stock, it will generally be treated as gain from the sale or exchange of that stockholder's common stock. At the beginning of each year, we notify our stockholders of the taxability of the common stock dividends paid during the preceding year.

20. Commitments and Contingencies
Operating Leases
We lease certain data center facilities and equipment from third parties. Operating lease expense was $7.4 million, $6.7 million, $6.5 million and $0.2 million for the years ended December 31, 2015, and December 31, 2014, and the period ended December 31, 2013 and January 23, 2013, respectively. Certain of these leases provide for renewal options with fixed rent escalations beyond the initial lease term.
At December 31, 2015, future minimum lease payments required under operating leases having initial or remaining non-cancellable lease terms in excess of one year are as follows:

IN MILLIONS
2016	$4.3
2017	4.2
2018	1.8
2019	—
2020	—
Thereafter	0.9
Total	$11.2
Standby Letters of Credit
As of December 31, 2015, CyrusOne Inc. had outstanding letters of credit of $7.1 million as security for obligations under the terms of the lease agreements.
Performance Guarantees
Customer contracts generally require specified levels of performance related to uninterrupted service and cooling temperatures. If these performance standards are not met, we could be obligated to issue billing credits to the customer. Management assesses the probability that a performance standard will not be achieved. As of December 31, 2015 and 2014, no accruals for performance guarantees were required.
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

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

contracts. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential for future payments that we could be obligated to make.
Purchase Commitments
CyrusOne has non-cancellable purchase commitments for certain services and contracts related to construction of data center facilities and equipment. These agreements range from one to two years and provide for payments for early termination or require minimum payments for the remaining term. As of December 31, 2015, the minimum commitments for these arrangements were approximately $42.6 million.
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

21. Guarantors
CyrusOne Inc.
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the Issuers), had $477.6 million aggregate principal amount of 6.375% senior notes outstanding, including bond premium, at December 31, 2015. As of December 31, 2015, the 6.375% senior notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (Parent Guarantor), CyrusOne GP (General Partner), and CyrusOne LP’s wholly owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc., CyrusOne Foreign Holdings LLC, Cervalis Holdings LLC, and Cervalis LLC (such subsidiaries, together the Guarantors). None of CyrusOne LP's subsidiaries organized outside of the United States (collectively, the Non-Guarantors) guarantee the 6.375% senior notes. Subject to the provisions of the indenture governing the 6.375% senior notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

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
The entity structure of each guarantor of the 6.375% senior notes is described below.
CyrusOne Inc. – CyrusOne Inc. was formed on July 31, 2012. As of January 23, 2013, CyrusOne Inc. was a wholly owned subsidiary of CBI. Effective January 24, 2013, CyrusOne Inc. completed its IPO of common stock for net proceeds of $337.1 million, and together with the General Partner, purchased a 33.9% ownership interest in CyrusOne LP. CyrusOne Inc. is a guarantor or Parent Guarantor and became a separate registrant with the SEC upon completion of its IPO.
CyrusOne GP – CyrusOne GP was formed on July 31, 2012, and was a wholly owned subsidiary of CyrusOne Inc. as of January 23, 2013. Effective upon completion of CyrusOne Inc.’s IPO, this entity became the general partner and 1% owner of CyrusOne LP and has no other assets or operations. Prior to the IPO, this entity did not incur any obligations or record any transactions.
Issuers – The Issuers are CyrusOne LP and CyrusOne Finance Corp. CyrusOne Finance Corp., a wholly owned subsidiary of CyrusOne LP, was formed for the sole purpose of acting as co-issuer of the 6.375% senior notes and has no other assets or operations. CyrusOne LP, in addition to being the co-issuer of the 6.375% senior notes, is also the 100% owner, either directly or indirectly, of the Guarantors and Non-Guarantors.
Guarantor Subsidiaries – The guarantors of the 6.375% senior notes include CyrusOne LLC, CyrusOne TRS Inc., CyrusOne Foreign Holdings LLC, Cervalis and Cervalis LLC (the Guarantor Subsidiaries) agreed to provide unconditional guarantees of the issuers’ obligations under the 6.375% senior notes. The guarantee of each Guarantor Subsidiary is (i) a senior unsecured obligation of such Guarantor Subsidiary, (ii) pari passu in right of payment with any existing and future unsecured senior indebtedness of such Guarantor Subsidiary, (iii) senior in right of payment to any future subordinated indebtedness of such Guarantor Subsidiary and (iv) effectively subordinated in right of payment to all existing and future secured indebtedness of such Guarantor Subsidiary, to the extent of the value of the collateral securing that indebtedness. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly owns 100% of the Non-Guarantors.

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

Non-Guarantors consist of wholly owned subsidiaries which conduct operations in the United Kingdom and Singapore, as well as CyrusOne Government Services LLC, a Delaware limited liability company and 100% owned subsidiary.
The following schedules present the balance sheets as of December 31, 2015 and 2014, and the statements of operations and comprehensive income (loss) for the years ended December 31, 2015 and 2014 and the periods ended December 31, 2013 and January 23, 2013, and the statements of cash flows for the years ended December 31, 2015 and 2014 and the periods ended December 31, 2013 and January 23, 2013 for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors. The financial statements for the period ended January 23, 2013, present the financial information prior to the effective date of the IPO, and the financial statements for the period ended December 31, 2013, present the financial information after the effective date of the IPO. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.
The condensed consolidating statements of cash flows for the year ended December 31, 2015, includes the acquisition of Cervalis in July 2015. The results for Cervalis are included in the Guarantor financial statements subsequent to the Cervalis Acquisition.

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

Consolidating Balance Sheets

IN MILLIONS	As of December 31, 2015
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$93.0	$—	$—	$93.0
Buildings and improvements	—	—	—	—	865.6	39.6	0.1	905.3
Equipment	—	—	—	—	594.7	0.9	2.6	598.2
Construction in progress	—	—	—	—	229.8	0.1	1.2	231.1
Subtotal	—	—	—	—	1,783.1	40.6	3.9	1,827.6
Accumulated depreciation	—	—	—	—	(426.0)	(9.6)	—	(435.6)
Net investment in real estate	—	—	—	—	1,357.1	31.0	3.9	1,392.0
Cash and cash equivalents	—	—	—	—	10.4	3.9	—	14.3
Investment in subsidiaries	817.7	8.2	850.6	—	0.7	—	(1,677.2)	—
Restricted cash	—	—	—	—	1.5	—	—	1.5
Rent and other receivables	—	—	—	—	74.8	1.3	—	76.1
Intercompany receivable	—	—	991.3	—	—	—	(991.3)	—
Goodwill	—	—	—	—	453.4	—	—	453.4
Intangible assets, net	—	—	—	—	170.3	—	—	170.3
Due from affiliates	—	—	—	—	—	—	—	—
Other assets	—	—	—	—	85.3	2.7	—	88.0
Total assets	$817.7	$8.2	$1,841.9	$—	$2,153.5	$38.9	$(2,664.6)	$2,195.6
Accounts payable and accrued expenses	$—	$—	$29.2	—	$106.8	$0.6	$—	$136.6
Deferred revenue	—	—	—	—	78.0	0.7	—	78.7
Intercompany payable	—	—	—	—	991.3	—	(991.3)	—
Due to affiliates	—	—	—	—	—	—	—	—
Capital lease obligations	—	—	—	—	6.1	6.1	—	12.2
Long-term debt	—	—	995.0	—	1.5	—	—	996.5
Lease financing arrangements	—	—	—	—	119.2	30.8	—	150.0
Total liabilities	—	—	1,024.2	—	1,302.9	38.2	(991.3)	1,374.0
Total shareholders' equity	817.7	8.2	817.7	—	850.6	0.7	(1,673.3)	821.6
Noncontrolling interest	—	—	—	—	—	—	—	—
Total equity	817.7	8.2	817.7	—	850.6	0.7	(1,673.3)	821.6
Total liabilities and equity	$817.7	$8.2	$1,841.9	$—	$2,153.5	$38.9	$(2,664.6)	$2,195.6

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

IN MILLIONS	As of December 31, 2014
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$89.7	$—	$—	$89.7
Buildings and improvements	—	—	—	—	770.9	41.7	—	812.6
Equipment	—	—	—	—	348.3	0.8	—	349.1
Construction in progress	—	—	—	—	124.8	—	2.2	127.0
Subtotal	—	—	—	—	1,333.7	42.5	2.2	1,378.4
Accumulated depreciation	—	—	—	—	(319.7)	(7.3)	—	(327.0)
Net investment in real estate	—	—	—	—	1,014.0	35.2	2.2	1,051.4
Cash and cash equivalents	—	—	—	—	33.5	3.0	—	36.5
Investment in subsidiaries	458.5	7.1	734.3	—	3.6	—	(1,203.5)	—
Rent and other receivables	—	—	—	—	57.9	3.0	—	60.9
Intercompany receivable	—	—	642.9	—	—	—	(642.9)	—
Goodwill	—	—	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	—	—	68.9	—	—	68.9
Due from affiliates	—	—	—	—	0.8	—	—	0.8
Other assets	—	—	—	—	73.1	3.2	—	76.3
Total assets	$458.5	$7.1	$1,377.2	$—	$1,528.0	$44.4	$(1,844.2)	$1,571.0
Accounts payable and accrued expenses	$—	$—	$12.5	—	$56.9	$0.5	$—	$69.9
Deferred revenue	—	—	—	—	65.1	0.6	—	65.7
Intercompany payable	—	—	—	—	642.9	—	(642.9)	—
Due to affiliates	—	—	5.6	—	1.7	—	—	7.3
Capital lease obligations	—	—	—	—	6.2	7.2	—	13.4
Long-term debt	—	—	644.3	—	—	—	—	644.3
Lease financing arrangements	—	—	—	—	20.9	32.5	—	53.4
Total liabilities	—	—	662.4	—	793.7	40.8	(642.9)	854.0
Total shareholders' equity	458.5	7.1	714.8	—	734.3	3.6	(1,457.5)	460.8
Noncontrolling interest	—	—	—	—	—	—	256.2	256.2
Total equity	458.5	7.1	714.8	—	734.3	3.6	(1,201.3)	717.0
Total liabilities and equity	$458.5	$7.1	$1,377.2	$—	$1,528.0	$44.4	$(1,844.2)	$1,571.0

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

Consolidating Statements of Operations and Comprehensive Income (Loss)

IN MILLIONS	Year Ended December 31, 2015
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$393.8	$5.5	$—	$399.3
Costs and expenses:
Property operating expenses	—	—	—	—	146.0	2.7	—	148.7
Sales and marketing	—	—	—	—	12.0	0.1	—	12.1
General and administrative	—	—	—	—	46.6	—	—	46.6
Depreciation and amortization	—	—	—	—	138.7	2.8	—	141.5
Transaction and acquisition integration costs	—	—	—	—	14.1	—	—	14.1
Asset impairments and loss on disposal	—	—	—	—	13.5	—	—	13.5
Total costs and expenses	—	—	—	—	370.9	5.6	—	376.5
Operating income (loss)	—	—	—	—	22.9	(0.1)	—	22.8
Interest expense	—	—	39.7	—	—	3.2	(1.7)	41.2
Loss on extinguishment of debt	—	—	—	—	—	—	—	—
(Loss) income before income taxes	—	—	(39.7)	—	22.9	(3.3)	1.7	(18.4)
Income tax expense	—	—	—	—	(1.8)	—	—	(1.8)
Equity (loss) earnings related to investment in subsidiaries	(17.1)	(0.2)	17.8	—	(3.3)	—	2.8	—
Net (loss) income	(17.1)	(0.2)	(21.9)	—	17.8	(3.3)	4.5	(20.2)
Noncontrolling interest in net loss	—	—	—	—	—	—	4.8	4.8
Net (loss) income attributed to common shareholders	(17.1)	(0.2)	(21.9)	—	17.8	(3.3)	9.3	(15.4)
Other comprehensive loss	—	—	—	—	—	(0.2)	—	(0.2)
Comprehensive loss attributable to common shareholders	$(17.1)	$(0.2)	$(21.9)	$—	$17.8	$(3.5)	$9.3	$(15.6)

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

IN MILLIONS	Year Ended December 31, 2014
	Parent Guarantor(1)	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$325.1	$5.8	$—	$330.9
Costs and expenses:
Property operating expenses	—	—	—	—	121.9	2.6	—	124.5
Sales and marketing	—	—	—	—	12.6	0.2	—	12.8
General and administrative	—	—	—	—	34.2	0.4	—	34.6
Depreciation and amortization	—	—	—	—	115.0	3.0	—	118.0
Transaction and acquisition integration costs	—	—	—	—	1.0	—	—	1.0
Total costs and expenses	—	—	—	—	284.7	6.2	—	290.9
Operating income (loss)	—	—	—	—	40.4	(0.4)	—	40.0
Interest expense	—	—	38.2	—	—	3.5	(2.2)	39.5
Loss on extinguishment of debt	—	—	13.6	—	—	—	—	13.6
(Loss) income before income taxes	—	—	(51.8)	—	40.4	(3.9)	2.2	(13.1)
Income tax expense	—	—	—	—	(1.4)	—	—	(1.4)
Equity (loss) earnings related to investment in subsidiaries	(10.0)	(0.2)	35.1	—	(3.9)	—	(21.0)	—
Net loss	(10.0)	(0.2)	(16.7)	—	35.1	(3.9)	(18.8)	(14.5)
Noncontrolling interest in net loss	—	—	—	—	—	—	6.7	6.7
Net (loss) income attributed to common shareholders	(10.0)	(0.2)	(16.7)	—	35.1	(3.9)	(12.1)	(7.8)
Other comprehensive loss	—	—	—	—	—	(0.3)	—	(0.3)
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	—	—	0.1	0.1
Comprehensive loss attributable to common shareholders	$(10.0)	$(0.2)	$(16.7)	$—	$35.1	$(4.2)	$(12.0)	$(8.0)

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

IN MILLIONS	Period Ended December 31, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$244.3	$4.1	$—	$248.4
Costs and expenses:
Property operating expenses	—	—	—	—	85.9	2.5	—	88.4
Sales and marketing	—	—	—	—	9.7	0.2	—	9.9
General and administrative	—	—	—	—	26.3	0.2	—	26.5
Depreciation and amortization	—	—	—	—	87.1	2.8	—	89.9
Restructuring charges	—	—	—	—	0.7	—	—	0.7
Transaction costs	—	—	—	—	1.3	—	—	1.3
Asset impairment	—	—	—	—	2.8	—	—	2.8
Total costs and expenses	—	—	—	—	213.8	5.7	—	219.5
Operating loss	—	—	—	—	30.5	(1.6)	—	28.9
Interest expense	—	—	36.5	—	1.8	2.9	—	41.2
Other income	—	—	—	—	(0.1)	—	—	(0.1)
Loss on extinguishment of debt	—	—	—	—	1.3	—	—	1.3
Loss before income taxes	—	—	(36.5)	—	27.5	(4.5)	—	(13.5)
Income tax expense	—	—	—	—	(1.9)	—	—	(1.9)
Equity loss related to investment in subsidiaries	(5.3)	(0.2)	20.9	—	(4.5)	—	(10.9)	—
Loss on sale of real estate improvements	—	—	—	—	(0.2)	—	—	(0.2)
Net loss	(5.3)	(0.2)	(15.6)	—	20.9	(4.5)	(10.9)	(15.6)
Noncontrolling interest in net loss	—	—	—	—	—	—	(10.3)	(10.3)
Net income (loss) attributed to common shareholders	$(5.3)	$(0.2)	$(15.6)	$—	$20.9	$(4.5)	$(0.6)	$(5.3)

IN MILLIONS	Period Ended January 23, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$14.9	$0.2	$—	$15.1
Costs and expenses:
Property operating expenses	—	—	—	—	4.8	—	—	4.8
Sales and marketing	—	—	—	—	0.7	—	—	0.7
General and administrative	—	—	—	—	1.4	0.1	—	1.5
Transaction-related compensation	—	—	—	—	20.0	—	—	20.0
Depreciation and amortization	—	—	—	—	5.2	0.1	—	5.3
Transaction costs	—	—	—	—	0.1	—	—	0.1
Total costs and expenses	—	—	—	—	32.2	0.2	—	32.4
Operating (loss) income	—	—	—	—	(17.3)	—	—	(17.3)
Interest expense	—	—	2.3	—	0.1	0.1	—	2.5
Loss before income taxes	—	—	(2.3)	—	(17.4)	(0.1)	—	(19.8)
Income tax expense	—	—	—	—	(0.4)	—	—	(0.4)
Equity loss related to investment in subsidiaries	—	—	(17.9)	—	(0.1)	—	18.0	—
Net loss	$—	$—	$(20.2)	$—	$(17.9)	$(0.1)	$18.0	$(20.2)

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

Consolidating Statements of Cash Flows

IN MILLIONS	Year Ended December 31, 2015
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Net (loss) income	$(17.1)	(0.2)	$(21.9)	$—	17.8	$(3.3)	$4.5	$(20.2)
Equity earnings (loss) related to investment in subsidiaries	17.1	0.2	(17.8)	—	3.3	—	(2.8)	—
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	—	138.7	2.8	—	141.5
Stock-based compensation expense	—	—	—	—	14.4	—	—	14.4
Non-cash interest expense	—	—	3.4	—	—	—	—	3.4
Provision for bad debt write off	—	—	—	—	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	—	—	—	—
Asset impairments and loss on disposal	—	—	—	—	13.5	—	—	13.5
Changes in operating assets and liabilities:
Rent receivables and other assets	—	—	—	—	(26.1)	2.2	—	(23.9)
Accounts payable and accrued expenses	—	—	16.7	—	(9.8)	0.1	—	7.0
Deferred revenues	—	—	—	—	5.3	0.1	—	5.4
Due to affiliates	—	—	—	—	(0.9)	—	—	(0.9)
Net cash (used in) provided by operating activities	—	—	(19.6)	—	156.2	1.9	1.7	140.2
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	—	—	(17.3)	—	—	(17.3)
Capital expenditures - other development	—	—	—	—	(216.7)	(0.5)	—	(217.2)
Business acquisition, net of cash acquired	—	—	—	—	(398.4)	—	—	(398.4)
Release of restricted cash	—	—	—	—	7.3	—	—	7.3
Investment in and loans to subsidiaries	(203.1)	(2.0)	(203.1)	—	(0.4)	—	408.6	—
Return of investment	62.6	—	102.0	—	(17.9)	—	(146.7)	—
Intercompany contributions/distributions	—	—	(348.4)	—	—	—	348.4	—
Net cash provided by (used in) investing activities	(140.5)	(2.0)	(449.5)	—	(643.4)	(0.5)	610.3	(625.6)
Cash flows from financing activities:
Issuance of common stock	799.5	—	—	—	—	—	—	799.5
Stock issuance costs	(0.8)	—	—	—	—	—	—	(0.8)
Acquisition of operating partnership units	(596.4)	—	—	—	—	—	—	(596.4)
Dividends paid	(61.0)	—	(80.8)	—	(80.8)	—	141.8	(80.8)
Intercompany borrowings	—	—	—	—	348.4	—	(348.4)	—
Borrowings from credit facility	—	—	260.0	—	—	—	—	260.0
Proceeds from issuance of debt	—	—	103.8	—	—	—	—	103.8
Payments on credit facility	—	—	(10.0)	—	—	—	—	(10.0)
Payments on senior notes	—	—	—	—	—	—	—	—
Payments on capital leases and other financing arrangements	—	—	—	—	(5.0)	(0.9)	—	(5.9)
Tax payment upon exercise of equity awards	(0.8)	—	—	—	—	—	—	(0.8)
Contributions from/(distributions to) parent, net	—	2.0	201.5	—	201.5	0.4	(405.4)	—
Debt issuance costs	—	—	(5.4)	—	—	—	—	(5.4)
Net cash (used in) provided by financing activities	140.5	2.0	469.1	—	464.1	(0.5)	(612.0)	463.2
Net (decrease) increase in cash and cash equivalents	—	—	—	—	(23.1)	0.9	—	(22.2)
Cash and cash equivalents at beginning of period	—	—	—	—	33.5	3.0	—	36.5
Cash and cash equivalents at end of period	$—	$—	$—	$—	$10.4	$3.9	$—	$14.3

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

IN MILLIONS	Year Ended December 31, 2014
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Net (loss) income	$(10.0)	(0.2)	$(16.7)	$—	35.1	$(3.9)	$(18.8)	$(14.5)
Equity earnings (loss) related to investment in subsidiaries	10.0	0.2	(35.1)	—	3.9	—	21.0	—
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	—	115.0	3.0	—	118.0
Stock-based compensation expense	—	—	—	—	10.3	—	—	10.3
Non-cash interest expense	—	—	3.4	—	—	—	—	3.4
Provision for bad debt write off	—	—	—	—	0.8	—	—	0.8
Loss on extinguishment of debt	—	—	13.6	—	—	—	—	13.6
Changes in operating assets and liabilities:
Rent receivables and other assets	—	—	0.4	—	(35.3)	(2.1)	—	(37.0)
Accounts payable and accrued expenses	—	—	4.7	—	2.1	0.1	—	6.9
Due to affiliates	—	—	—	—	(0.2)	—	—	(0.2)
Deferred revenues	—	—	—	—	10.0	(0.2)	—	9.8
Net cash provided by (used in) operating activities	—	—	(29.7)	—	141.7	(3.1)	2.2	111.1
Cash flows from investing activities:
Capital expenditures - other development	—	—	—	—	(283.9)	(0.3)	—	(284.2)
Return of investment	25.2	—	97.3	—	(45.4)	—	(77.1)	—
Intercompany receipts	—	—	180.2	—	—	—	(180.2)	—
Intercompany distributions	—	—	(315.0)	—	—	—	315.0	—
Net cash (used in) provided by investing activities	25.2	—	(37.5)	—	(329.3)	(0.3)	57.7	(284.2)
Cash flows from financing activities:
Issuance of common stock	356.0	—	—	—	—	—	—	356.0
Stock issuance costs	(1.3)	—	—	—	—	—	—	(1.3)
Acquisition of operating partnership units	(355.9)	—	—	—	—	—	—	(355.9)
Dividends paid	(24.0)	—	(50.9)	—	(50.9)	—	74.9	(50.9)
Intercompany borrowings	—	—	—	—	315.0	—	(315.0)	—
Intercompany payments	—	—	—	—	(180.2)	—	180.2	—
Borrowings from credit facility	—	—	315.0	—	—	—	—	315.0
Payments on credit facility	—	—	(30.0)	—	—	—	—	(30.0)
Payments on senior notes	—	—	(150.2)	—	—	—	—	(150.2)
Payments on capital leases obligations	—	—	—	—	(2.4)	(0.6)	—	(3.0)
Payments on financing arrangements	—	—	—	—	(0.7)	(0.2)	—	(0.9)
Payment of debt extinguishment costs	—	—	(12.8)	—	—	—	—	(12.8)
Contributions from/(distributions to) parent, net	—	—	1.3	—	(6.5)	5.2	—	—
Debt issuance costs	—	—	(5.2)	—	—	—	—	(5.2)
Net cash provided by (used in) financing activities	(25.2)	—	67.2	—	74.3	4.4	(59.9)	60.8
Net (decrease) increase in cash and cash equivalents	—	—	—	—	(113.3)	1.0	—	(112.3)
Cash and cash equivalents at beginning of period	—	—	—	—	146.8	2.0	—	148.8
Cash and cash equivalents at end of period	$—	$—	$—	$—	$33.5	$3.0	$—	$36.5

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

IN MILLIONS	Period Ended December 31, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Net (loss) income	$(5.3)	$(0.2)	$(15.6)	$—	$20.9	$(4.5)	$(10.9)	$(15.6)
Equity loss related to investment in subsidiaries	5.3	0.2	(20.9)	—	4.5	—	10.9	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	—	—	—	87.1	2.8	—	89.9
Stock-based compensation expense	—	—	—	—	6.0	—	—	6.0
Non-cash interest expense	—	—	4.0	—	—	—	—	4.0
Provision for bad debt write off	—	—	—	—	0.4	—	—	0.4
Loss on extinguishment of debt	—	—	—	—	1.3	—	—	1.3
Asset impairments and loss on disposal	—	—	—	—	2.8	—	—	2.8
Deferred income tax expense, including valuation allowance change	—	—	—	—	0.6	—	—	0.6
Other, net	(7.1)	—	(13.4)	—	(16.2)	—	36.7	—
Changes in operating assets and liabilities:
Rent receivables and other assets	9.4	—	—	—	(9.9)	(3.0)	(12.2)	(15.7)
Accounts payable and accrued expenses	(2.3)	—	4.8	—	0.2	0.3	(17.6)	(14.6)
Due to affiliates	—	—	6.8	—	18.4	—	(6.8)	18.4
Deferred revenues	—	—	—	—	(0.3)	0.2	—	(0.1)
Net cash provided by operating activities	—	—	(34.3)	—	115.8	(4.2)	0.1	77.4
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	—	—	(48.0)	—	—	(48.0)
Capital expenditures - other development	—	—	—	—	(172.9)	—	—	(172.9)
Investment in subsidiaries	(337.1)	—	(337.1)	—	—	—	674.2	—
Release of restricted cash	—	—	—	—	4.4	—	—	4.4
Return of investment	10.6	—	66.5	—	—	—	(77.1)	—
Other	—	—	—	—	(0.2)	—	—	(0.2)
Net cash provided by (used in) investing activities	(326.5)	—	(270.6)	—	(216.7)	—	597.1	(216.7)
Cash flows from financing activities:
Issuance of common stock/partnership units	360.5	—	337.1	—	—	—	(337.1)	360.5
IPO costs	(23.4)	—	—	—	(3.2)	—	—	(26.6)
Dividends paid	(10.6)	—	(31.0)	—	(31.0)	—	41.6	(31.0)
Payments on capital leases	—	—	—	—	(4.4)	(0.9)	—	(5.3)
Payments on financing obligations	—	—	—	—	(0.5)	(0.2)	—	(0.7)
Payment to buyout capital leases	—	—	—	—	(9.6)	—	—	(9.6)
Payment to buyout other financing arrangements	—	—	—	—	(10.2)	—	—	(10.2)
Contributions from parent guarantor	—	—	—	—	295.4	6.3	(301.7)	—
Debt issuance costs	—	—	(1.3)	—	—	—	—	(1.3)
Net cash provided by (used in) financing activities	326.5	—	304.8	—	236.5	5.2	(597.2)	275.8
Net increase (decrease) in cash and cash equivalents	—	—	(0.1)	—	135.6	1.0	—	136.5
Cash and cash equivalents at beginning of period	—	—	0.1	—	11.2	1.0	—	12.3
Cash and cash equivalents at end of period	$—	$—	$—	$—	$146.8	$2.0	$—	$148.8

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

IN MILLIONS	Period Ended January 23, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Net (loss) income	$—	$—	$(20.2)	$—	$(17.9)	$(0.1)	$18.0	$(20.2)
Equity loss related to investment in subsidiaries	—	—	17.9	—	0.1	—	(18.0)	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	—	—	0.2	—	5.6	0.1	—	5.9
Changes in operating assets and liabilities:
Rent receivables and other assets	—	—	—	—	(9.6)	—	—	(9.6)
Accounts payable and accrued expenses	—	—	2.1	—	18.4	—	—	20.5
Due to affiliates	—	—	—	—	1.5	—	—	1.5
Other changes in assets and liabilities	—	—	—	—	3.8	0.1	—	3.9
Net cash provided by operating activities	—	—	—	—	1.9	0.1	—	2.0
Cash flows from investing activities:
Capital expenditures - other development	—	—	—	—	(7.7)	—	—	(7.7)
Release of restricted cash	—	—	—	—	1.9	—	—	1.9
Intercompany advances, net	—	—	0.1	—	(0.1)	—	—	—
Net cash provided by (used in) investing activities	—	—	0.1	—	(5.9)	—	—	(5.8)
Cash flows from financing activities:
Payments on capital lease obligations	—	—	—	—	(0.6)	—	—	(0.6)
Contributions from/(distributions to) parent, net	—	—	—	—	0.2	—	—	0.2
Net cash used in financing activities	—	—	—	—	(0.4)	—	—	(0.4)
Net increase (decrease) in cash and cash equivalents	—	—	0.1	—	(4.4)	0.1	—	(4.2)
Cash and cash equivalents at beginning of period	—	—	—	—	15.6	0.9	—	16.5
Cash and cash equivalents at end of period	$—	$—	$0.1	$—	$11.2	$1.0	$—	$12.3

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

22. Quarterly Financial Information (Unaudited)
The table below reflects the unaudited selected quarterly information for the years ended December 31, 2015 and 2014:

IN MILLIONS, except per share amounts
	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$85.7	$89.1	$111.2	$113.3	$399.3
Operating income	1.6	2.6	7.5	11.1	22.8
Net income (loss)	(7.2)	(6.5)	(5.3)	(1.2)	(20.2)
Net income (loss) attributed to common shareholders	(4.3)	(5.5)	(4.6)	(1.0)	(15.4)
Basic and diluted loss per share(a)	$(0.12)	$(0.11)	$(0.08)	$(0.02)	$(0.33)

IN MILLIONS, except per share amounts
	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$77.5	$81.7	$84.8	$86.9	$330.9
Operating (loss) income	11.8	7.4	9.6	11.2	40.0
Net loss	0.7	(3.6)	0.2	(11.8)	(14.5)
Net loss attributed to common shareholders	0.2	(1.1)	0.1	(7.0)	(7.8)
Basic and diluted loss per share(b)	$—	$(0.06)	$—	$(0.19)	$(0.25)
(a) The basic and diluted income (loss) per share for 2015 was $(0.30) compared to $(0.33) due to the impact of the 14.3 million shares of common stock issued during the secondary offering in April 2015, and the 6.0 million shares of common stock issued during the secondary offering in June 2015.
(b) The basic and diluted income (loss) per share for 2014 was $(0.30) compared to $(0.25) due to the impact of the 16.0 million shares of common stock issued during the secondary offering in June 2014.

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

23. Subsequent Event
None.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2015 based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2015, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited our financial statements included in this Annual Report on Form 10-K and has issued its attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item can be found in the Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.
Items 11. Executive Compensation
The information required by this item can be found in the Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.
Items 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item can be found in the Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item can be found in the Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item can be found in the Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Consolidated and Combined Financial Statements and Schedules. The following consolidated and combined financial statements and schedules are included in this report:
(1)FINANCIAL STATEMENTS
The response to this portion of Item 15 is submitted under Item 8 of this Annual Report on Form 10-K.
(2)FINANCIAL STATEMENT SCHEDULES
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
(3)EXHIBITS
Any shareholder who wants a copy of the following Exhibits may obtain one from us upon request at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to the Secretary of CyrusOne Inc., 1649 West Frankford Rd., Carrollton, TX 75007

Schedule II.
Valuation and Qualifying Accounts

	Beginning	Charge	Deductions/	End
(dollars in millions)	of Period	to Expenses	(Additions)	of Period
Allowance for Doubtful Accounts
2015	$1.0	$—	$—	$1.0
2014	0.5	0.8	0.3	1.0
2013	0.3	0.4	0.2	0.5
Deferred Tax Valuation Allowance
2015	$5.7	$0.6	$—	$6.3
2014	3.6	2.1	—	5.7
2013	1.9	1.7	—	3.6

Schedule III.
Real Estate Properties and Accumulated Depreciation

CyrusOne Inc.
	As of December 31, 2015
(dollars in millions)	Initial Costs			Cost Capitalized Subsequent to Acquisition			Gross Carrying Amount
Description	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Accumulated Depreciation	Acquisition
West Seventh St., Cincinnati, OH (7th Street)	$0.9	$42.2	$—	$—	$68.4	$19.6	$0.9	$110.6	$19.6	$75.1	1999
Parkway Dr., Mason, OH (Mason)	—	—	—	—	20.2	1.0	—	20.2	1.0	11.8	2004
Industrial Rd., Florence, KY (Florence)	2.2	7.7	—	—	33.8	3.3	2.2	41.5	3.3	21.8	2005
Goldcoast Dr., Cincinnati, OH (Goldcoast)	0.6	—	—	—	6.7	0.1	0.6	6.7	0.1	2.6	2007
Knightsbridge Dr., Hamilton, OH (Hamilton)	—	9.5	—	—	39.7	4.4	—	49.2	4.4	22.7	2007
E. Monroe St., South Bend, IN (Monroe St.)	—	—	—	—	2.5	0.3	—	2.5	0.3	1.3	2007
Springer St., Lombard, IL (Lombard)	0.7	3.2	—	—	1.5	7.6	0.7	4.7	7.6	2.9	2008
Crescent Circle, South Bend, IN (Blackthorn)	—	1.1	—	—	2.2	0.4	—	3.3	0.4	1.5	2008
Kingsview Dr., Lebanon, OH (Lebanon)	4.0	12.3	—	—	65.0	7.6	4.0	77.3	7.6	26.5	2008
McAuley Place, Blue Ash, OH (Blue Ash)	—	2.6	—	—	(2.0)	0.1	—	0.6	0.1	0.3	2009
Westway Park Blvd., Houston, TX (Houston West 1)	1.4	21.4	0.1	—	63.4	46.3	1.4	84.8	46.4	51.7	2010
Westway Park Blvd., Houston, TX (Houston West 2)	2.0	—	—	—	22.6	47.1	2.0	22.6	47.1	15.3	2013
Westway Park Blvd., Houston, TX (Houston West 3)	18.3	—	—	0.1	4.0	0.8	18.4	4.0	0.8	0.3	2013
Southwest Fwy., Houston, TX (Galleria)	—	56.0	2.0	—	12.6	14.0	—	68.6	16.0	36.8	2010
E. Ben White Blvd., Austin, TX (Austin 1)	—	11.9	0.2	—	1.7	0.8	—	13.6	1.0	10.1	2010
S. State Highway 121 Business, Lewisville, TX (Lewisville)	—	46.2	2.2	—	30.4	22.7	—	76.6	24.9	45.3	2010
Marsh Lane, Carrollton, TX (Marsh Ln)	—	—	—	—	0.1	0.6	—	0.1	0.6	0.4	2010
Midway Rd., Carrollton, TX (Midway)	—	1.8	—	—	0.2	0.4	—	2.0	0.4	2.2	2010
W. Frankford Rd., Carrollton, TX (Carrollton)	16.1	—	—	—	52.7	116.5	16.1	52.7	116.5	34.3	2012
Bryan St., Dallas, TX (Bryan St)	—	0.1	—	—	(0.1)	—	—	—	—	—	2010
North Freeway, Houston, TX (Greenspoint)	—	—	—	—	—	—	—	—	—	—	2010
South Ellis Street, Chandler, AZ (Phoenix 1)	14.8	—	—	—	56.7	39.8	14.8	56.7	39.8	18.5	2011
South Ellis Street, Chandler, AZ (Phoenix 2)	—	—	—	—	16.0	39.5	—	16.0	39.5	5.3	2014
Westover Hills Blvd., San Antonio, TX (San Antonio 1)	4.6	3.0	—	—	29.1	33.0	4.6	32.1	33.0	15.9	2011
Westover Hills Blvd., San Antonio, TX (San Antonio 2)	6.7	—	—	0.3	—	0.1	7.0	—	0.1	—	2013
Metropolis Dr., Austin, TX (Austin 2)	2.0	—	—	—	23.2	5.7	2.0	23.2	5.7	9.6	2011
Myer Conners Rd (Wappinger Falls)	—	9.9	13.3	—	1.4	1.1	—	11.3	14.4	1.3	2015
Madison Road (Totowa)	—	28.3	45.6	—	—	3.2	—	28.3	48.8	3.8	2015
Commerce Road (Totowa)	—	4.1	0.8	—	—	0.2	—	4.1	1.0	0.2	2015
Norden Place (Norwalk)	—	18.3	25.3	—	—	0.1	—	18.3	25.4	1.6	2015
Riverbend Drive South (Stamford)	—	4.3	13.2	—	—	—	—	4.3	13.2	1.2	2015
Omega Drive (Stamford)	—	3.2	0.6	—	—	0.9	—	3.2	1.5	0.2	2015
Kestral Way (London)	—	16.5	—	—	14.7	0.8	—	31.2	0.8	6.0	2011
Jurong East (Singapore)	—	9.0	—	—	(0.6)	0.1	—	8.4	0.1	3.6	2011
Ridgetop Circle, Sterling, VA (Northern Virginia)	6.9	—	—	0.1	19.2	45.2	7.0	19.2	45.2	5.0	2013
Metropolis Dr., Austin, TX (Austin 3)	7.9	—	—	0.1	—	0.1	8.0	—	0.1	—	2013
Metropolis Dr., Austin, TX (Austin 4)	3.3	$—	$—	—	7.4	31.5	3.3	7.4	31.5	0.5	2015
	$92.4	$312.6	$103.3	$0.6	$592.7	$494.9	$93.0	$905.3	$598.2	$435.6

The aggregate cost of the total properties for federal income tax purposes was $2,419.1 million at December 31, 2015.

Historical Cost and Accumulated Depreciation and Amortization
The following table reconciles the historical cost and accumulated depreciation for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
(amounts in millions)	2015	2014	2013
Property
Balance—beginning of period	$1,378.4	$1,120.5	$883.6
Disposals	(7.0)	(0.1)	(8.5)
Impairments	(9.3)	—	(4.0)
Additions (acquisitions and improvements)	465.5	258.0	249.4
Balance, end of period	$1,827.6	$1,378.4	$1,120.5
Accumulated Depreciation
Balance—beginning of period	$327.0	$236.7	$176.7
Disposals	(2.7)	—	(9.3)
Impairments	—	—	(0.9)
Additions (depreciation and amortization expense)	111.3	90.3	70.2
Balance, end of period	$435.6	$327.0	$236.7

The exhibits required by Item 601 of Regulation S-K are listed below:

Exhibit No.	Exhibit Description

2.1
Agreement and Plan of Merger, dated April 28, 2015 by and among CyrusOne LP, Jupiter Merger Sub, LLC, Cervalis Holdings LLC, and LDG Holdings LLC as the sellers' representative. (Incorporated by reference to Exhibit 2.1 of Form 8-K, filed by the Registrant on April 28, 2015 (Registration No. 001-35789)).

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

4.3
First Amendment to Credit Agreement and other Loan Documents, dated as of June 22, 2015, among CyrusOne LP, the guarantors party thereto, the lenders party thereto and KeyBank National Association, as agent for the lenders (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on June 22, 2015 (Registration No. 001-35789)).

4.4
First Supplemental Indenture dated July 1, 2015, among CyrusOne LP, CyrusOne Finance Corp., the guarantors party thereto and Wells Fargo Bank N.A., as trustee (Incorporated by reference to Exhibit 4.1 of Form 8-K, filed by the Registrant on July 1, 2015 (Registration No. 001-35789)).

4.5
Second Supplemental Indenture dated July 2, 2015, among CyrusOne LP, CyrusOne Finance Corp., Cervalis Holdings LLC, Cervalis LLC, the other guarantors party thereto and Wells Fargo Bank N.A., as trustee (Incorporated by reference to Exhibit 4.1 of Form 8-K, filed by the Registrant on July 6, 2015 (Registration No. 001-35789)).

4.6
Form of Certificate for Common Stock of CyrusOne Inc. (Incorporated by reference to Exhibit 4.1 of Amendment No. 5 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on December 13, 2012 (Registration No. 333-183132)).

10.1	Certificate of Limited Partnership of CyrusOne LP (Incorporated by reference to Exhibit 3.3 of Form S-4, filed by CyrusOne LP on October 28, 2015 (Registration No. 333-207647)).

10.2	Amended and Restated Agreement of Limited Partnership of CyrusOne LP (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on January 25, 2013 (Registration No. 001-35789)).

10.3
Contribution Agreement dated as of November 20, 2012, by and among CyrusOne LP, a Maryland limited partnership and Data Centers South, Inc., a Delaware corporation (Incorporated by reference to Exhibit 10.1 of Form 10-K, filed by the Registrant on March 29, 2013 (Registration No. 001-35789)).

10.4
Contribution Agreement dated as of November 20, 2012, by and among CyrusOne LP, a Maryland limited partnership and Data Center Investments Inc., a Delaware corporation (Incorporated by reference to Exhibit 10.2 of Form 10-K, filed by the Registrant on March 29, 2013 (Registration No. 001-35789)).

10.5
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

10.6
Joinder Agreement dated July 2, 2015 by Cervalis Holdings LLC and Cervalis LLC and acknowledged by KeyBank National Association (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on July 6, 2015 (Registration No. 001-35789)).

10.7
Form of Indemnification Agreement between CyrusOne Inc. and its directors and officers. (Incorporated by reference to Exhibit 10.5 of Amendment No. 5 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on December 13, 2012 (Registration No. 333-183132)).

10.8†
CyrusOne 2012 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.7 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 16, 2012 (Registration No. 333-183132)).

10.9†
Form of Director Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of Form S-8, filed by the Registrant on January 24, 2013 (Registration No. 333-186186)) (Founder's Grant).

10.10†
Form of Executive Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of Form S-8, filed by the Registrant on January 24, 2013 (Registration No. 333-186186)).

10.11†
Form of Employee Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of Form S-8, filed by the Registrant on January 24, 2013 (Registration No. 333-186186)).

10.12†
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

10.14†
Employment Agreement, dated as of January 24, 2013, by and between CyrusOne LLC and Kevin L. Timmons (Incorporated by reference to Exhibit 10.8 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789)).

10.15†
Employment Agreement, dated as of January 24, 2013, by and between CyrusOne LLC and Venkatesh S. Durvasula (Incorporated by reference to Exhibit 10.18 of Form 10-K, filed by the Registrant on March 29, 2013 (Registration No. 001-35789)).

10.16†
Employment Agreement dated as of July 31, 2015, by and between CyrusOne LLC and Robert M. Jackson (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on August 3, 2015 (Registration No. 001-35789)).

10.17†
Employment Agreement, dated as of July 31, 2015, by and between CyrusOne LLC and Amitabh Rai (Incorporated by reference to Exhibit 10.3 of Form 8-K, filed by CyrusOne Inc. on August 3, 2015 (Registration No. 001-35789)).

10.18†
Separation Agreement, dated as of July 31, 2015, by and between CyrusOne LLC and Thomas W. Bosse (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed by CyrusOne Inc. on August 3, 2015 (Registration No. 001-35789)).

10.19†
Employment Agreement dated as of October 19, 2015, by and between CyrusOne LLC and Gregory R. Andrews (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on September 29, 2015 (Registration No. 001-35789)).

10.20†
Transition Services and Separation Agreement dated September 28, 2015 by and between CyrusOne LLC and Kimberly H. Sheehy (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed by CyrusOne Inc. on September 29, 2015 (Registration No. 001-35789)).

10.21†
Form of Executive Non-Statutory Performance Stock Option Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on April 22, 2013 (Registration No. 001-35789)).

10.22†
Form of Employee Non-Statutory Performance Stock Option Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed by the Registrant on April 22, 2013 (Registration No. 001-35789)).

10.23†
Form of Executive Performance Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of Form 8-K, filed by the Registrant on April 22, 2013 (Registration No. 001-35789)).

10.24†
Form of Employee Performance Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of Form 8-K, filed by the Registrant on April 22, 2013 (Registration No. 001-35789)).

10.25†	Form of Director Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan. (Annual Grant)

10.26†
Form of Executive Time-Based Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.7 of Form 10-Q, filed by CyrusOne Inc. on August 7, 2015 (Registration No. 001-35789)).

10.27†
Form of Executive Performance Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.8 of Form 10-Q, filed by CyrusOne Inc. on August 7, 2015 (Registration No. 001-35789)).

10.28†
Form of Executive Non-Statutory Stock Option Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.9 of Form 10-Q, filed by CyrusOne Inc. on August 7, 2015 (Registration No. 001-35789)).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 25th day of February, 2016.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President, Chief Executive Officer, and Director

By:	/s/ Gregory R. Andrews
Gregory R. Andrews
Executive Vice President and Chief Financial Officer

By:	/s/ Amitabh Rai
Amitabh Rai
Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gary J. Wojtaszek	President, Chief Executive Officer	February 25, 2016
Gary J. Wojtaszek	and Director

Alex Shumate*	Chairman of the Board of Directors	February 25, 2016
Alex Shumate

William E. Sullivan*	Director	February 25, 2016
William E. Sullivan

John Gamble*	Director	February 25, 2016
John Gamble

T. Tod Nielsen*	Director	February 25, 2016
T. Tod Nielsen

David H. Ferdman*	Director	February 25, 2016
David H. Ferdman

Lynn Wentworth*	Director	February 25, 2016
Lynn Wentworth

*By: /s/ Gary J. Wojtaszek		February 25, 2016
Gary J. Wojtaszek as attorney-in-fact and on his behalf as President, Chief Executive Officer, and Director