Form 10-Q
period 2016-03-31
CyrusOne Inc.
filed 2016-05-06
CIK 1553023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ___________ to ___________
Commission File Number: 001-35789 (CyrusOne Inc.)

CyrusOne Inc. (Exact name of registrant as specified in its charter)

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
CyrusOne Inc. Yes  ☐    No  ☒
CyrusOne Inc.
There were 79,607,447 shares of common stock outstanding as of April 30, 2016 with a par value of $0.01 per share.

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
As of March 31, 2016, the total number of outstanding shares of common stock was 79.6 million and our former parent, Cincinnati Bell Inc. (CBI) owned approximately 8.7% of CyrusOne through its interest in the outstanding shares of common stock of CyrusOne Inc. On December 31, 2015, CyrusOne Inc. completed an exchange of all the operating partnership units owned, directly or indirectly, by CBI for an equal number of shares of common stock of CyrusOne Inc. As a result, CyrusOne Inc., directly or indirectly, owns all the operating partnership units of CyrusOne LP. As the direct or indirect owner of all the operating partnership units of CyrusOne LP and as sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP, CyrusOne Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.
CyrusOne Inc. was formed on July 31, 2012, and prior to its initial public offering (which was completed on January 24, 2013) (the IPO), it had minimal activity, consisting solely of deferred offering costs. The consolidated financial statements included in this Form 10-Q of CyrusOne Inc. and its subsidiaries referred to, collectively, as “CyrusOne” the “Company” and “we” reflect the historical financial position, results of operations and cash flows of the data center activities and holdings of CBI for all periods presented.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CyrusOne Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

IN MILLIONS, except share and per share amounts
As of	March 31, 2016	December 31, 2015
Assets
Investment in real estate:
Land	$98.8	$93.0
Buildings and improvements	942.0	905.3
Equipment	715.6	598.2
Construction in progress	327.7	231.1
Subtotal	2,084.1	1,827.6
Accumulated depreciation	(467.2)	(435.6)
Net investment in real estate	1,616.9	1,392.0
Cash and cash equivalents	87.7	14.3
Rent and other receivables (net of allowance for doubtful accounts of $1.2 and $1.0 as of March 31, 2016 and December 31, 2015, respectively)	67.1	76.1
Restricted cash	0.7	1.5
Goodwill	453.4	453.4
Intangible assets (net of accumulated amortization of $95.5 and $90.6 as of March 31, 2016 and December 31, 2015, respectively)	165.5	170.3
Other assets	92.2	88.0
Total assets	$2,483.5	$2,195.6
Liabilities and equity
Accounts payable and accrued expenses	$196.2	$136.6
Deferred revenue	76.4	78.7
Capital lease obligations	11.5	12.2
Long-term debt	1,010.3	996.5
Lease financing arrangements	147.0	150.0
Total liabilities	1,441.4	1,374.0
Commitment and contingencies
Equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 79,602,965 and 72,556,334 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	0.8	0.7
Additional paid in capital	1,212.0	967.2
Accumulated deficit	(170.3)	(145.9)
Accumulated other comprehensive income (loss)	(0.4)	(0.4)
Total shareholders’ equity	1,042.1	821.6
Total liabilities and equity	$2,483.5	$2,195.6

The accompanying notes are an integral part of the consolidated financial statements.

CyrusOne Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

IN MILLIONS, except share and per share data
For the three months ended March 31,	2016	2015
Revenue	$117.8	$85.7
Costs and expenses:
Property operating expenses	40.3	32.3
Sales and marketing	4.0	2.9
General and administrative	14.0	9.1
Depreciation and amortization	39.3	31.1
Transaction and acquisition integration costs	2.3	0.1
Asset impairments and loss on disposal	—	8.6
Total costs and expenses	99.9	84.1
Operating income	17.9	1.6
Interest expense	12.1	8.4
Net income (loss) before income taxes	5.8	(6.8)
Income tax expense	(0.2)	(0.4)
Net income (loss)	5.6	(7.2)
Noncontrolling interest in net loss	—	(2.9)
Net income (loss) attributed to common shareholders	$5.6	$(4.3)
Basic weighted average common shares outstanding	72.1	36.9
Diluted weighted average common shares outstanding	72.8	36.9
Income (loss) per share - basic and diluted	$0.07	$(0.12)
Dividends declared per share	$0.380	$0.315

The accompanying notes are an integral part of the consolidated financial statements.

CyrusOne Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

IN MILLIONS
For the three months ended March 31,	2016	2015
Net income (loss)	$5.6	$(7.2)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(0.3)
Comprehensive income (loss)	5.6	(7.5)
Comprehensive loss attributable to noncontrolling interests	—	(3.0)
Comprehensive income (loss) attributable to CyrusOne Inc.	$5.6	$(4.5)

The accompanying notes are an integral part of the consolidated financial statements.

CyrusOne Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Shareholder's Equity/Parent's Net Investment
	Shares of Common Stock Outstanding	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity/ Parent’s Net Investment	Non- controlling Interest	Total Equity
IN MILLIONS
Balance January 1, 2015	38.7	$0.4	$516.5	$(55.9)	$(0.3)	$460.7	$256.3	$717.0
Net loss	—	—	—	(7.2)	—	(7.2)	—	(7.2)
Noncontrolling interest allocated net loss	—	—	—	2.9	—	2.9	(2.9)	—
Stock based compensation	0.4	—	3.0	—	—	3.0	—	3.0
Tax payment upon exercise of equity awards	—	—	(0.6)	—	—	(0.6)	—	(0.6)
Foreign currency translation adjustment	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Dividends and distributions, $0.315 per share	—	—	—	(12.3)	—	(12.3)	(8.4)	(20.7)
Balance at March 31, 2015	39.1	$0.4	$518.9	$(72.5)	$(0.6)	$446.2	$245.0	$691.2

Balance January 1, 2016	72.6	$0.7	$967.2	$(145.9)	$(0.4)	$821.6	$—	$821.6
Net income	—	—	—	5.6	—	5.6	—	5.6
Stock issuance costs	—	—	(0.5)	—	—	(0.5)	—	(0.5)
Stock based compensation	0.6	—	3.0	—	—	3.0	—	3.0
Tax payment upon exercise of equity awards	(0.5)	—	(13.6)	—	—	(13.6)	—	(13.6)
Issuance of common stock	6.9	0.1	255.9	—	—	256.0	—	256.0
Dividends, $0.38 per share	—	—	—	(30.0)	—	(30.0)	—	(30.0)
Balance at March 31, 2016	79.6	$0.8	$1,212.0	$(170.3)	$(0.4)	$1,042.1	$—	$1,042.1

The accompanying notes are an integral part of the consolidated financial statements.

CyrusOne Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

IN MILLIONS
For the three months ended March 31,	2016	2015
Cash flows from operating activities:
Net income (loss)	$5.6	$(7.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39.3	31.1
Non-cash interest expense	0.9	0.7
Stock-based compensation expense	3.0	3.0
Provision for bad debt write off	0.1	—
Asset impairments and loss on disposal	—	8.6
Change in operating assets and liabilities:
Rent receivables and other assets	6.2	1.8
Accounts payable and accrued expenses	—	(2.9)
Deferred revenues	(2.3)	(0.2)
Due to affiliates	—	(1.6)
Net cash provided by operating activities	52.8	33.3
Cash flows from investing activities:
Capital expenditures – purchase of fixed assets	(131.1)	(17.3)
Capital expenditures – other development	(78.5)	(31.9)
Changes in restricted cash	0.8	—
Net cash used in investing activities	(208.8)	(49.2)
Cash flows from financing activities:
Issuance of common stock	256.0	—
Dividends paid	(22.8)	(13.5)
Borrowings from credit facility	320.0	20.0
Payments on credit facility	(305.0)	—
Payments on capital leases and leasing financing arrangements	(3.1)	(1.1)
Debt issuance costs	(2.1)	—
Tax payment upon exercise of equity awards	(13.6)	—
Net cash provided by financing activities	229.4	5.4
Net increase (decrease) in cash and cash equivalents	73.4	(10.5)
Cash and cash equivalents at beginning of period	14.3	36.5
Cash and cash equivalents at end of period	$87.7	$26.0
Supplemental disclosures
Cash paid for interest, net of amount capitalized	$6.2	$2.8
Cash paid for income taxes	0.1	1.1
Capitalized interest	2.1	1.3
Non-cash investing and financing activities
Acquisition of property in accounts payable and other liabilities	111.9	21.5
Dividends payable	31.5	21.5
Taxes on vesting of shares	—	0.6

The accompanying notes are an integral part of the consolidated financial statements.

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

1. Description of Business
CyrusOne Inc., together with CyrusOne GP, a wholly-owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. holds a controlling interest in CyrusOne LP (the operating partnership) and the subsidiaries of the operating partnership (collectively, “CyrusOne”, “we”, “us”, “our”, and the “Company”) is an owner, operator and developer of enterprise-class, carrier-neutral, multi-tenant data center properties. Our customers operate in a number of industries, including information technology, financial services, energy, oil and gas, mining, medical and consumer goods and services. We currently operate 32 data centers and 2 recovery centers located in the United States, United Kingdom and Singapore.

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
On January 24, 2013, CyrusOne Inc. completed its initial public offering (the IPO) of common stock, issuing approximately 19.0 million shares for $337.1 million, net of underwriting discounts. At that time the operating partnership executed a 2.8 to 1.0 reverse unit split, resulting in CBI owning 44.1 million operating partnership units. In addition, CBI exchanged approximately 1.5 million of its operating partnership units for 1.5 million shares of CyrusOne Inc. common stock, and CBI was issued 0.4 million shares of CyrusOne Inc. common stock in repayment for transaction costs paid by CBI. CyrusOne Inc. also issued approximately 1.1 million shares of restricted stock to its directors and employees. In addition, on January 24, 2013, CyrusOne Inc., together with CyrusOne GP, purchased approximately 21.9 million, or 33.9%, of the operating partnership’s units for $337.1 million and through CyrusOne GP assumed the controlling interest in the operating partnership. CBI retained a noncontrolling interest in the operating partnership of 66.1%.
The Company completed public offerings in June 2014, April 2015, June 2015 and March 2016 of 16.0 million, 14.3 million, 13.0 million and 6.9 million shares of its common stock, respectively. The Company received $355.9 million, $426.0 million, $373.3 million and $255.0 million net proceeds from the public offerings in June 2014, April 2015, June 2015 and March 2016, respectively.
On December 14, 2015, CyrusOne Inc. completed a public secondary offering of 1,350,000 shares of common stock on behalf of CBI. The Company received no proceeds from the offering. On December 31, 2015, CyrusOne Inc. completed an issuance of approximately 6.3 million newly issued shares of common stock in exchange for an equal number of operating partnership units of CyrusOne LP, held by a subsidiary of CBI. As a result, as of March 31, 2016, CBI owned approximately 8.7% of the common stock of CyrusOne Inc. All of the 79.6 million outstanding operating partnership units of CyrusOne LP are owned, directly or indirectly, by CyrusOne Inc.
Recent Developments
In January 2016, CyrusOne LP borrowed $70.0 million from its senior unsecured revolving credit facility. On March 17, 2016, CyrusOne LP entered into a first amended and restated credit agreement (the Credit Agreement) which amended and restated in its entirety the credit agreement governing its senior unsecured revolving credit facility and senior unsecured term loan facility, originally dated as of October 9, 2014. The Credit Agreement provided for an additional $250.0 million senior unsecured term loan facility in addition to the existing senior unsecured term loan facility and senior unsecured revolving credit facility. CyrusOne LP borrowed $250.0 million under the additional senior unsecured term loan facility and used the proceeds to repay a portion of the amount outstanding under the revolving credit facility.
On March 21, 2016, CyrusOne Inc. completed a public offering of 6.9 million shares of its common stock for $255.0 million, net of underwriting discounts of approximately $10.6 million. CyrusOne Inc. used the proceeds of $255.0 million to acquire 6.9 million common units of operating partnership units. During the first quarter of 2016, the Company issued $0.9 million of common shares related to the exercise of stock options and $0.1 million of common shares related to the employee stock purchase plan. In total, offerings of common stock during the first quarter of 2016 resulted in $256.0 million of cash flow from financing activities on the consolidated statements of cash flows.
On March 31, 2016, CyrusOne LP used a portion of the proceeds to finance the purchase of the suburban Chicago data center in Aurora, Illinois from the CME Group, Inc. (CME Group) for approximately $130.0 million, and the Company incurred transaction related costs of $1.1 million. CyrusOne LP has used and intends to use the remaining proceeds to fund capital expenditures, to repay outstanding indebtedness under our revolving credit facility and for general corporate purposes.

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

3. Basis of Presentation
The accompanying financial statements as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and March 31, 2015, are prepared on a consolidated basis.
In addition, the accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (SEC) on February 26, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.
It should also be noted that the results for the interim periods shown in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of March 31, 2016, and our results of operations for the three months ended March 31, 2016 and 2015. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited financial statements as of December 31, 2015. All amounts reflected are in millions except share and per share data.

4. Significant Accounting Policies
Use of Estimates—Preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions are based on management’s knowledge of current events and actions that we may undertake in the future. Estimates are used in determining the fair value of leased real estate, including purchase price allocations for business combinations, the useful lives of real estate and other long-lived assets, future cash flows associated with goodwill and other long-lived asset impairment testing, deferred tax assets and liabilities and loss contingencies. Actual results may differ from these estimates and assumptions.
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

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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
For the three months ended March 31, 2015, we recognized impairments of $8.6 million related to the Austin 1 lease termination. There were no impairments recognized for the three months ended March 31, 2016.
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
Deferred Leasing Costs—Deferred leasing costs are presented with Other assets in the accompanying consolidated balance sheets. Leasing commissions incurred at the commencement of a new lease are capitalized and amortized over the term of the customer lease. Amortization of deferred leasing costs is presented with Depreciation and amortization in the accompanying consolidated statements of operations. If a lease terminates prior to the expiration of the lease, the remaining unamortized cost is written off to amortization expense. As of March 31, 2016 and December 31, 2015, deferred leasing costs were $16.2 million and $14.2 million, respectively.
Deferred Financing Costs—Deferred financing costs include costs incurred in connection with issuance of debt, including 6.375% senior notes, term loans and revolving credit facilities. These costs include deferred financing costs associated with our revolving line of credit and are presented in the balance sheet as a direct reduction from the carrying amount of the debt liability to conform

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

to the 2015 presentation. These financing costs are capitalized and amortized to expense over the term of the instrument and are included as a component of Interest expense.
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
Some of our leases are structured on a full-service gross basis in which the customer pays a fixed amount for both colocation rent and power. Other leases provide that the customer will be billed for power based upon actual usage which is separately metered. In both cases, this revenue is presented as Revenue in the accompanying consolidated statements of operations. Power is generally billed one month in arrears, and an estimate of this revenue is accrued in the month that the associated costs are incurred. We generally are not entitled to reimbursements for real estate taxes, insurance or other operating expenses. We receive an administrative fee when we manage the meters for our customers.
Revenue is recognized for services or products that are deemed separate units of accounting. When a customer makes an advance payment or they are contractually obligated to pay any amounts in advance, which is not deemed a separate unit of accounting, Deferred revenue is recorded. This revenue is recognized ratably over the expected term of the lease, unless the pattern of service suggests otherwise. As of March 31, 2016 and December 31, 2015, Deferred revenue was $76.4 million and $78.7 million, respectively.
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
Depreciation and Amortization Expense—Depreciation expense is recognized over the estimated useful lives of real estate applying the straight-line method. The useful life of leased real estate and leasehold improvements is the lesser of the economic useful life of the asset or the term of the lease, including optional renewal periods if renewal of the lease is reasonably assured. The residual value of leased real estate is estimated as the lesser of (i) the expected fair value of the asset at the end of the lease term or (ii) the expected amount of the unamortized liability at the end of the lease term. Estimated useful lives are periodically reviewed. Depreciation expense was $33.0 million and $26.2 million for the three months ended March 31, 2016 and 2015, respectively.
Amortization expense is recognized over the estimated useful lives of finite-lived intangibles. Finite-lived intangibles include trademarks, customer relationships, favorable leasehold interests and deferred leasing costs. As of March 31, 2016, the estimated weighted average useful life of trademarks and customer relationships was 10 and 13 years, respectively. In addition, we have a favorable leasehold interest related to a land lease that is being amortized over the lease term of 51 years. Deferred leasing costs are amortized over 3 to 5 years. Amortization expense was $6.3 million and $4.9 million for the three months ended March 31, 2016 and 2015, respectively.
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
Income Taxes—The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. CyrusOne Inc. has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the Code), commencing with our initial taxable year ending December 31, 2013. Provided we continue to meet the various qualification tests mandated under the Code, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our shareholders. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to federal income tax at regular corporate rates and any applicable alternative minimum tax, and we may not be able to qualify as a REIT for four subsequent taxable years.

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

While CyrusOne Inc. and the operating partnership do not pay federal income taxes, we are still subject to foreign, state and local income taxes in the locations in which we conduct business. Our taxable REIT subsidiaries (each a TRS) are also subject to federal and state income taxes to the extent they earn taxable income.
Deferred income taxes are recognized in certain entities. Deferred income taxes are provided for temporary differences in the basis between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions.  The Company's previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires.  With a few exceptions, the Company is no longer subject to U. S. federal, state or local examinations for years prior to 2012, and we have no liabilities for uncertain tax positions as of March 31, 2016.
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
Stock-Based Compensation—In conjunction with the IPO, our board of directors adopted the 2012 Long-Term Incentive Plan (LTIP). The LTIP is administered by the compensation committee of the board of directors, or the plan administrator. Awards issuable under the LTIP include common stock, restricted stock, stock options and other incentive awards. See Note 11 for additional details relating to these awards.
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

Recently Issued Accounting Standards—Accounting Standards Update (ASU) No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606)
In May 2014, the Financial Accounting Standards Board (FASB) issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures which are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. In July 2015, the FASB voted to approve a one-year deferral of the effective date to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

before the original effective date of December 15, 2016. This guidance permits two implementation approaches. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). We are currently evaluating the impact of the adoption of this guidance in our consolidated financial statements.

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

ASU No. 2016-02 (ASU 2016-02), Leases (Topic 842)

In February 2016, the FASB issued accounting standard update (ASU) No. 2016-02, Leases (Topic 842). This new lease guidance requires that an entity should recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. Leases would be classified as either Type A leases (generally today’s capital leases) or Type B leases (generally today’s operating leases). For certain leases of assets other than property (for example, equipment, aircraft, cars, trucks), a lessee would classify the lease as a Type A lease and would do the following: (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments and (2) recognize the unwinding of the discount on the lease liability as interest separately from the amortization of the right-of-use asset. For certain leases of property (that is, land and/or a building or part of a building), a lessee would classify the lease as a Type B lease and would do the following: (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments  and (2) recognize a single lease cost, combining the unwinding of the discount on the lease liability with the amortization of the right-of-use asset, on a straight-line basis. This guidance also provides accounting updates with respect to lessor accounting under a lease arrangement. This new lease guidance is effective for CyrusOne beginning in the first quarter of fiscal 2019. Entities have the option of using either a full retrospective or a modified approach (cumulative effect adjustment in period of adoption) to adopt the new guidance. Early adoption is permitted for all entities. We are currently evaluating the impact of the adoption of this guidance in our consolidated financial statements.

ASU No. 2016-09 (ASU 2016-09), Improvements to Employee Share-Based Payment Accounting (Subtopic 718)

In March 2016, the FASB issued guidance which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the full impact of the new standard.

5. Acquisitions of Fixed Assets

On March 31, 2016, CyrusOne LP purchased CME Group's suburban Chicago data center in Aurora, Illinois for $131.1 million, including transaction related costs, in an all cash transaction. CyrusOne LP financed the purchase with proceeds of CyrusOne Inc's March 2016 common stock offering. The purchase enhances the geographic diversification of CyrusOne, provides access to a high quality enterprise customer base and strengthens our product portfolio. The transaction adds to CyrusOne Inc.'s existing data center platform a 428,000 square-foot facility data center serving the Chicago metropolitan region. In addition, CyrusOne acquired approximately 15 acres of land directly adjacent to the data center for future development.

The CME Group entered into a 15-year lease for data center space at the Aurora facility. The CME Group's electronic trading platform, CME Globex, is to remain in operation within this space. The agreement is expected to enhance the range of services available to the Company and CME Group's mutual customers through connectivity, hosting and data offerings.

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

6. Investment in Real Estate
A schedule of our gross investment in real estate follows:

IN MILLIONS
As of	March 31, 2016			December 31, 2015
(amounts in millions)	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment
West Seventh St., Cincinnati, OH (7th Street)	$0.9	$110.6	$20.5	$0.9	$110.6	$19.6
Parkway Dr., Mason, OH (Mason)	—	20.2	1.2	—	20.2	1.0
Industrial Rd., Florence, KY (Florence)	2.2	41.5	3.9	2.2	41.5	3.3
Goldcoast Dr., Cincinnati, OH (Goldcoast)	0.6	6.7	0.1	0.6	6.7	0.1
Knightsbridge Dr., Hamilton, OH (Hamilton)	—	49.2	4.8	—	49.2	4.4
E. Monroe St., South Bend, IN (Monroe St.)	—	2.5	0.3	—	2.5	0.3
Springer St., Lombard, IL (Lombard)	0.7	4.7	7.7	0.7	4.7	7.6
Crescent Circle, South Bend, IN (Blackthorn)	—	3.3	0.3	—	3.3	0.4
Kingsview Dr., Lebanon, OH (Lebanon)	4.0	77.3	8.1	4.0	77.3	7.6
McAuley Place, Blue Ash, OH (Blue Ash)	—	0.6	0.1	—	0.6	0.1
Westway Park Blvd., Houston, TX (Houston West 1)	1.4	84.8	46.4	1.4	84.8	46.4
Westway Park Blvd., Houston, TX (Houston West 2)	2.8	22.6	47.4	2.0	22.6	47.1
Westway Park Blvd., Houston, TX (Houston West 3)	18.4	8.6	11.1	18.4	4.0	0.8
Southwest Fwy., Houston, TX (Galleria)	—	68.6	16.1	—	68.6	16.0
E. Ben White Blvd., Austin, TX (Austin 1)	—	13.6	1.1	—	13.6	1.0
S. State Highway 121 Business, Lewisville, TX (Lewisville)	—	76.6	24.9	—	76.6	24.9
Marsh Lane, Carrollton, TX (Marsh Ln)	—	0.1	0.6	—	0.1	0.6
Midway Rd., Carrollton, TX (Midway)	—	2.0	0.4	—	2.0	0.4
W. Frankford Rd., Carrollton, TX (Carrollton)	16.1	57.8	117.1	16.1	52.7	116.5
South Ellis Street, Chandler, AZ (Phoenix 1)	14.8	56.7	45.1	14.8	56.7	39.8
South Ellis Street, Chandler, AZ (Phoenix 2)	—	16.0	38.8	—	16.0	39.5
South Ellis Street, Chandler, AZ (Phoenix 3)	—	0.9	2.4	—	—	—
Westover Hills Blvd., San Antonio, TX (San Antonio 1)	4.6	32.1	33.0	4.6	32.1	33.0
Westover Hills Blvd., San Antonio, TX (San Antonio 2)	7.0	—	0.1	7.0	—	0.1
Metropolis Dr., Austin, TX (Austin 2)	2.0	23.2	6.4	2.0	23.2	5.7
Myer Conners Rd (Wappinger Falls)	—	11.3	14.7	—	11.3	14.4
Madison Road (Totowa)	—	28.3	49.0	—	28.3	48.8
Commerce Road (Totowa)	—	4.1	1.4	—	4.1	1.0
Norden Place (Norwalk)	—	18.9	25.5	—	18.3	25.4
Riverbend Drive South (Stamford)	—	4.3	13.2	—	4.3	13.2
Omega Drive (Stamford)	—	3.2	1.5	—	3.2	1.5
Kestral Way (London)	—	30.3	0.8	—	31.2	0.8
Jurong East (Singapore)	—	8.8	0.1	—	8.4	0.1
Ridgetop Circle, Sterling, VA (Northern Virginia)	7.0	19.1	44.8	7.0	19.2	45.2
Metropolis Dr., Austin, TX (Austin 3)	8.0	—	0.2	8.0	—	0.1
Metropolis Dr. Austin, TX (Austin 4)	3.3	7.5	31.0	3.3	7.4	31.5
Diehl Rd., Aurora, Illinois (Aurora)	5.0	26.0	95.5	—	—	—
Total	$98.8	$942.0	$715.6	$93.0	$905.3	$598.2
Construction in progress was $327.7 million and $231.1 million as of March 31, 2016 and December 31, 2015, respectively.

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

During 2016, we are continuing to invest in the development of new data centers. Our capital expenditures have included the development of additional square footage and power in our Phoenix 2, Houston West 3, Carrollton and Northern Virginia data centers. During 2015, we purchased Austin 4. The total purchase price of the Austin 4 facility was $17.3 million, of which $3.3 million was allocated to land.
Impairment is recorded when the Company's net book value of real estate assets is greater than the estimated fair value. For the period ended March 31, 2015, we recognized an impairment of $8.6 million related to the exit of Austin 1, which is a leased facility. The effective date of our lease termination is December 31, 2016; however, we may exit at our discretion with a 30 day notice.

7. Debt, Capital Lease Obligations and Lease Financing Arrangements
Debt, Capital lease obligations and Lease financing arrangements presented in the accompanying consolidated financial statements consist of the following:

IN MILLIONS
As of	March 31, 2016	December 31, 2015
Credit facilities:
Revolving credit facility	$—	$235.0
Term loan	550.0	300.0
6.375% senior notes due 2022, including bond premium	477.6	477.6
Notes payable	1.5	1.5
Deferred financing costs	(18.8)	(17.6)
Long-term debt	1,010.3	996.5
Capital lease obligations	11.5	12.2
Lease financing arrangements	147.0	150.0
Total	$1,168.8	$1,158.7
Credit Facility— On October 9, 2014, CyrusOne LP entered into a credit agreement (the 2014 Credit Facility) which originally provided for a $450.0 million senior unsecured revolving credit facility to replace CyrusOne LP's former $225.0 million secured credit facility, and a $150.0 million senior unsecured term loan (the Initial Term Loan).
On June 22, 2015, CyrusOne LP entered into an amendment to the 2014 Credit Facility and other loan documents governing its revolving credit facility and term loan facility. The amendment increased the size of the 2014 Credit Facility's accordion feature from $300.0 million to $600.0 million. Immediately after entering into the amendment, the operating partnership exercised $350.0 million of this accordion feature and obtained commitments to increase the total commitment under the 2014 Credit Facility from $600.0 million to $950.0 million, comprised of $650.0 million of commitments under the revolving credit facility and $300.0 million under the term loan.
On March 17, 2016, CyrusOne LP entered into a first amended and restated credit agreement (the Credit Agreement) which amended and restated in its entirety the 2014 Credit Facility, as amended previously. The Credit Agreement provides for an additional $250.0 million senior unsecured term loan facility (the Additional Term Loan) in addition to the existing $300.0 million senior unsecured term loan facility and the existing $650.0 million senior unsecured revolving credit facility. The Credit Agreement has an accordion feature under which CyrusOne LP may request an increase in the total commitments up to an amount not to exceed $250.0 million. Deferred financing costs of $2.1 million related to the Credit Agreement were recorded as of March 31, 2016.
The revolving credit facility is scheduled to mature in October 2018 and includes a one-year extension option, which if exercised by CyrusOne LP would extend the maturity date to October 2019. The Initial Term Loan is scheduled to mature in October 2019. The Additional Term Loan is scheduled to mature in September 2021. The revolving credit facility currently bears interest at a rate per annum equal to LIBOR plus 1.70% and the Term Loans currently bear interest at a rate per annum equal to LIBOR plus 1.65%.
On March 17, 2016, CyrusOne LP borrowed $250.0 million in loans under the Additional Term Loan. The net proceeds were applied to repay a portion of the amount outstanding under the revolving credit facility.

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

We pay commitment fees for the unused amount of borrowings on the revolving credit facility and term loan and letter of credit fees on any outstanding letters of credit. The commitment fees are equal to 0.25% per annum of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. Commitment fees related to the Credit Agreement were $0.3 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.
6.375% Senior Notes due 2022—On November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. (Issuers) issued $525.0 million of 6.375% senior notes due 2022 (6.375% senior notes). The 6.375% senior notes are senior unsecured obligations of the Issuers, which rank equally in right of payment with all existing and future unsecured senior debt of the Issuers. The 6.375% senior notes are effectively subordinated to all existing and future secured indebtedness of the Issuers to the extent of the value of the assets securing such indebtedness. The 6.375% senior notes are fully and unconditionally and jointly and severally guaranteed by CyrusOne Inc., CyrusOne GP, and each of CyrusOne LP’s existing and future domestic 100% owned subsidiaries, subject to certain exceptions. Each such guarantee is a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior debt of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness. The 6.375% senior notes are structurally subordinated to all liabilities (including trade payables) of each subsidiary of the Issuers that does not guarantee the senior notes. The 6.375% senior notes bear interest at a rate of 6.375% per annum, payable semi-annually on May 15 and November 15 of each year.
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
On July 1, 2015, the Issuers closed a private offering of $100.0 million aggregate principal amount of the 6.375% senior notes (New Notes) plus a premium of $3.8 million. The New Notes were issued as additional notes under the Indenture dated November 20, 2012 as supplemented by the first supplemental indenture dated July 1, 2015, and the New Notes have terms substantially identical to those of the 6.375% senior notes issued in November 2012. The Issuers and guarantors of the New Notes entered into a registration rights agreement which requires them, at their cost, to use commercially reasonably efforts to file and cause to become effective a registration statement within 180 days of July 1, 2015, to be used in connection with the exchange of the New Notes for freely tradable notes with substantially identical terms in all material respects to the New Notes (which exchange must be completed on or prior to the 30th day after such registration statement is declared effective). On December 29, 2015, all notes issued on July 1, 2015 were exchanged for registered notes.
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
Notwithstanding these limitations, we will be permitted, subject to the terms and conditions of the Credit Agreement, to distribute to our shareholders cash dividends in an amount not to exceed 95% of our Funds From Operations (FFO), as defined in the Credit Agreement for any period. Similarly, our indenture permits dividends and distributions necessary for us to maintain our status as a REIT.

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

The Company’s most restrictive covenants are generally included in the Credit Agreement. In order to continue to have access to amounts available to it under the Credit Agreement, the Company must remain in compliance with all covenants.
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
As of March 31, 2016, we believe we were in compliance with all covenants.
Notes payable—As of March 31, 2016, the Company had a note payable for approximately $1.5 million with a third-party for electrical infrastructure at one of the Company's locations. The note payable matures in January 2034. We will pay approximately $9,000 per month until maturity under the note payable.
Deferred financing costs—Deferred financing costs are costs incurred in connection with obtaining long-term financing. Deferred financing costs were incurred in connection with the issuance of the revolving credit facility and term loan and 6.375% senior notes due 2022. As of March 31, 2016 and December 31, 2015, deferred financing costs totaled $18.8 million and $17.6 million, respectively. Deferred financing costs related to the senior notes are amortized using the effective interest method over the term of the related indebtedness. Deferred financing costs related to the revolving credit facility and Existing Term Loan and Additional Term Loan are amortized using the straight-line method. Amortization of deferred financing costs, included in Interest expense in the consolidated statements of operations totaled $0.9 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively.
Capital lease obligations—We use leasing as a source of financing for certain of our data center facilities and related equipment. We currently operate eight data center facilities recognized as capital leases. We have options to extend the initial lease term on all these leases and options to purchase the facility for one of these leases.
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
Interest expense on Capital lease obligations and Lease financing arrangements was $2.4 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively.

8. Fair Value of Financial Instruments
Fair value measurements are utilized in accounting for business combinations and testing of goodwill and other long-lived assets for impairment and disclosures. Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:
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

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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
The carrying value and fair value of other financial instruments are as follows:

IN MILLIONS
As of	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
6.375% senior notes due 2022	$477.6	$490.9	$477.6	$493.8
Revolving credit facility and term loan	550.0	550.0	535.0	535.0
Note payable	1.5	1.1	1.5	1.2
The fair value of our 6.375% senior notes as of March 31, 2016 and December 31, 2015 was based on the quoted market price for these notes, which is considered Level 1 of the fair value hierarchy. The carrying value of the revolving credit facility and term loan approximates estimated fair value as of March 31, 2016, due to the variability of interest rates and the stability of our credit ratings. The fair value of the note payable at March 31, 2016 and December 31, 2015, was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration. These fair value measurements are considered Level 3 of the fair value hierarchy.
9. Noncontrolling Interest - Operating Partnership
The following table shows the ownership interests as of March 31, 2016 and 2015, and the portion of net income (loss) and distributions for the three months ended March 31, 2016 and 2015:

As of	March 31, 2016		March 31, 2015
(in millions, except unit amount)	The Company	CBI	The Company	CBI
Operating partnership units	79.6	—	39.1	26.6
Ownership %	100.0%	—%	59.5%	40.5%
Portion of net income (loss)	5.6	—	(4.3)	(2.9)
Distributions	(30.0)	—	(12.3)	(8.4)
Prior to the IPO, the operating partnership received a contribution of interests in real estate properties and the assumption of debt and other specified liabilities from CBI in exchange for the issuance of 123.7 million operating partnership units to CBI.
After the IPO on January 24, 2013, CBI retained a noncontrolling interest in the operating partnership of 66.1%. The Company completed public offerings in 2014 and 2015 in which the proceeds were used to acquire the limited partnership interests in the operating partnership from CBI.
As of December 31, 2015, CBI owned approximately 9.5% of the Company’s common stock, and all of the operating partnership units in the CyrusOne LP were owned, directly or indirectly, by the Company.
CyrusOne Inc. had no noncontrolling interests as of March 31, 2016, and CBI owned approximately 8.7% of the Company's common stock.
10. Dividends
On February 23, 2016, we announced a regular cash dividend of $0.38 per common share payable to shareholders of record at the close of business on March 25, 2016. The dividends were paid on April 15, 2016.

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

11. Stock-Based Compensation Plans
Stock-based compensation expense was as follows:

For the three months ended March 31,	2016	2015
Founders	$0.3	$1.3
2013 Grants	0.1	0.3
2014 Grants	0.3	0.7
2015 Grants	1.1	0.7
2016 Grants	1.2	—
Total	$3.0	$3.0
In conjunction with the IPO, the board of directors of CyrusOne Inc. adopted the LTIP. The LTIP is administered by the board of directors. Awards issuable under the LTIP include common stock, restricted stock, stock options and other incentive awards. CyrusOne Inc. has reserved a total of 4.0 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. The related stock compensation expense incurred by CyrusOne Inc. is allocated to the operating partnership. Shares available under the LTIP at March 31, 2016, were approximately 0.8 million. Shares vest according to each agreement and as long as the employee remains employed with the Company. The Company uses the Black-Scholes option-pricing model for time and performance-based options and a Monte Carlo simulation for market-based awards. Compensation expense is measured based on the estimated grant-date fair value. Expense for time-based grants is recognized under a straight-line method. For market-based grants, expense is recognized under a graded expense attribution method. For performance-based grants, expense is recognized under a graded expense attribution method if it is probable that the performance targets will be achieved.
Founders Grants
On January 24, 2013, the Company granted 1.0 million shares of time-based restricted stock, which had an aggregate value of $19.0 million on the grant date. Holders of the restricted stock have all of the rights and privileges of shareholders including but not limited to the right to vote, receive dividends and distributions upon liquidation of CyrusOne. These shares vested on January 24, 2016.
2013 Grants
On April 17, 2013, the Company issued performance and market-based awards under the LTIP in the form of stock options and restricted stock. The grant date fair value of the restricted stock was $23.58 per share.
For these awards, vesting was tied 50% to the achievement of cumulative EBITDA targets and 50% to a market-based performance measure. These awards generally vest annually over a three-year period upon the achievement of cumulative EBITDA targets. The first two years are capped at 100% of the target with a cumulative true-up in year three. The portion of the award tied to market-based measures cliff vest at the end of three years upon the achievement of the applicable targets.
There were additional shares of time-based restricted stock issued during 2013 that cliff vest at the end of three years. The stock option awards have a contractual life of 10 years from the award date and were granted with an exercise price equal to $23.58 per share.
The holders of restricted stock shall have all of the rights and privileges of shareholders including the right to vote. Any dividends paid with respect to the shares shall be accrued by the Company and distributed on the vesting date provided that the applicable performance goal has been attained. As of March 31, 2016, there was no unearned compensation representing the unvested portion of the awards granted during 2013 (excluding the Founders awards).
2014 Grants
On February 7, 2014, the Company issued performance and market-based awards under the LTIP in the form of restricted stock. The grant date fair value of the restricted stock was $20.65 per share.
For these awards, vesting was tied 50% to the achievement of cumulative Adjusted EBITDA targets and 50% to a market-based performance measure. These awards generally vest annually over a three-year period upon the achievement of cumulative Adjusted

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

EBITDA targets. The first two years are capped at 100% of the target with a cumulative true-up in year three. The portion of the award tied to market-based measures cliff vest at the end of three years upon the achievement of the applicable targets.
There were additional shares of time-based restricted stock issued during 2014 that cliff vest at the end of three years.
As of March 31, 2016, unearned compensation representing the unvested portion of the awards granted during 2014, net of forfeitures, totaled $1.0 million, with a weighted average vesting period of 0.9 years.
2015 Grants
On February 10, 2015, the Company issued time, performance and market-based awards under the LTIP in the form of stock options and restricted stock. The grant date fair value of the restricted stock was $28.42 per share.
Twenty-five percent of the restricted stock awards are subject to time-based vesting and seventy-five percent of the restricted stock awards are equally split between performance-based and market-based vesting.
The time-based restricted stock awards vest pro-rata annually over three years. The performance and market-based restricted stock awards vest annually based upon the achievement of certain criteria for each of the three-year measurement periods. The first two years are capped at 100% of the target with a cumulative true-up in year three.
The stock options are time-based and vest annually on a pro-rata basis over 3 years. The stock option awards have a contractual life of 10 years from the award date and were granted with an exercise price equal to $28.44. There were additional time and performance-based restricted stock issued and options granted during 2015. These awards generally vest annually over a three years period or cliff vest at the end of three years based on the employee's agreement.
As of March 31, 2016, unearned compensation representing the unvested portion of the awards granted in 2015, net of forfeitures, totaled $4.7 million, with a weighted average vesting period of 1.6 years.
2016 Grants
On January 29, 2016, the Company issued time, performance and market-based awards under the LTIP in the form of restricted stock. The grant date fair value of the shares was $36.85 per share. On February 1, 2016, the Company issued time-based restricted stock awards to Board members, and the grant date fair value of the restricted stock was $36.99 per share. The Company issued a total of 587,536 shares of restricted stock.
The time-based restricted stock awards vest pro-rata annually over a three-year period. The performance and market-based restricted stock awards vest annually based upon the achievement of certain criteria for each of the three-year measurement periods. The first two years are capped at 100% of the target with a cumulative true-up in year three. Certain employees were also awarded time-based restricted stock that cliff vest at the end of three years.
In addition, the Company issued stock options on February 1, 2016. The stock options are time-based and vest annually on a pro-rata basis over 3 years. The stock option awards have a contractual life of 10 years from the award date and were granted with an exercise price equal to $36.99. The Company issued 222,461 options with a grant date fair value of $6.99.
As of March 31, 2016, unearned compensation representing the unvested portion of the awards granted in 2016, net of forfeitures, totaled $17.3 million, with a weighted average vesting period of 2.3 years.

12. Income (Loss) per Share
Basic income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. In addition, net income (loss) applicable to participating securities and the related participating securities are excluded from the computation of basic income (loss) per share.
Diluted income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period, including restricted stock outstanding. If there is net income during the period, the dilutive impact of common stock equivalents outstanding would also be reflected.

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

The following table reflects the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2016 and 2015:

IN MILLIONS, except per share amounts
For the three months ended March 31,	2016		2015
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss) attributed to common shareholders	$5.6	$5.6	$(4.3)	$(4.3)
Less: Restricted stock dividends	(0.2)	(0.2)	(0.3)	(0.3)
Net income (loss) available to shareholders	$5.4	$5.4	$(4.6)	$(4.6)
Denominator:
Weighted average common outstanding-basic	72.1	72.1	36.9	36.9
Performance-based restricted stock(1)		0.6		—
Convertible securities(1)		0.1		—
Weighted average shares outstanding-diluted		72.8		36.9
EPS:
Net income (loss) per share-basic	$0.07		$(0.12)
Effect of dilutive shares:
Net income (loss) per share-diluted		$0.07		$(0.12)

 (1) We have excluded 1.1 million weighted average shares of restricted stock, and 26.6 million of operating partnership units which are securities convertible into our common stock, from our diluted earnings per share as of March 31, 2015. These amounts were deemed anti-dilutive.

13. Related Party Transactions
Prior to November 20, 2012, CyrusOne Inc., CyrusOne GP, CyrusOne LP and its subsidiaries were operated by CBI. The consolidated financial statements reflect the following transactions with CBI and its affiliated entities, including Cincinnati Bell Telephone (CBT) and Cincinnati Bell Technology Solutions (CBTS).
Revenues—The Company records revenues from CBI under contractual service arrangements. These services include leasing of data center space, power and cooling in certain of our data center facilities, network interface services and office space.
Operating Expenses—The Company records expenses from CBI incurred in relation to network support, services calls, monitoring and management, storage and backup, IT systems support, and connectivity services.
Total revenues were $5.3 million and $5.7 million for the three months ended March 31, 2016 and 2015, respectively. Total operating costs and expenses were $0.5 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively. The Company had accounts receivable from CBI of $1.5 million for both March 31, 2016 and December 31, 2015. The Company had accounts payable to CBI of $2.7 million and $2.2 million as of March 31, 2016 and December 31, 2015, respectively.
Prior to December 31, 2015, CBI owned various percentages of operating partnership units. At December 31, 2015, CBI owned 9.5% of the outstanding common stock of CyrusOne Inc. CBI owned no operating partnership units at December 31, 2015.
The dividends/distributions payable as of March 31, 2016, reflect the balance due to subsidiaries of CBI related to the dividend and distribution announced on February 23, 2016 of $0.38 per share based on CBI's ownership of common shares of CyrusOne Inc. as of the Record Date of March 25, 2016.

14. Income Taxes
CyrusOne Inc. elected to be taxed as a REIT under the Code, commencing with our taxable year ended December 31, 2013. To remain qualified as a REIT, we are required to distribute at least 90% of our taxable income to our stockholders and meet various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we continue to qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our shareholders. It is our policy and intent, subject to change, to distribute

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

100% of our taxable income and therefore no provision is required in the accompanying financial statements for federal income taxes with regards to activities of CyrusOne Inc. and its subsidiary pass-through entities.
We have elected to designate two subsidiaries as taxable REIT subsidiaries (each a TRS). A TRS may perform services for our tenants that would otherwise be considered impermissible for REITs. The income generated from these services is taxed at federal and state corporate rates. While CyrusOne Inc. and the operating partnership do not pay federal income taxes, we are still subject to foreign, state, and local income taxes in the locations in which we conduct business. Income tax expense was $0.2 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.
For certain entities we calculate deferred tax assets and liabilities for temporary differences in the basis between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Deferred tax assets (net of valuation allowance) and liabilities were accrued, as necessary, for the periods ended March 31, 2016 and December 31, 2015. Historically, we have recorded a full valuation allowance on our foreign net deferred tax assets related to our foreign generated net operating losses due to the uncertainty of their realization. In 2013 and 2014, management determined it was necessary to record a full valuation allowance on all of our domestic and foreign net deferred tax assets due to the uncertainty of their realization. Accordingly, at March 31, 2016 and December 31, 2015, the net domestic and foreign deferred tax assets were zero.

15. Guarantors
CyrusOne Inc.
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the Issuers), had $477.6 million aggregate principal amount of 6.375% senior notes outstanding, including bond premium, at March 31, 2016. As of March 31, 2016, the 6.375% senior notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (Parent Guarantor), CyrusOne GP (General Partner), and CyrusOne LP’s wholly owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc., CyrusOne Foreign Holdings LLC, Cervalis Holdings LLC, and Cervalis LLC (such subsidiaries, together the Guarantor Subsidiaries). None of CyrusOne LP's subsidiaries organized outside of the United States (collectively, the Non-Guarantor Subsidiaries) guarantee the 6.375% senior notes. Subject to the provisions of the indenture governing the 6.375% senior notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

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
The entity structure of each Issuer and guarantor of the 6.375% senior notes is described below.
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

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

CyrusOne LP, in addition to being the co-issuer of the 6.375% senior notes, is also the 100% owner, either directly or indirectly, of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries.
Guarantor Subsidiaries – The guarantors of the 6.375% senior notes include CyrusOne LLC, CyrusOne TRS Inc., CyrusOne Foreign Holdings LLC, Cervalis and Cervalis LLC (the Guarantor Subsidiaries) agreed to provide unconditional guarantees of the issuers’ obligations under the 6.375% senior notes. The guarantee of each Guarantor Subsidiary is (i) a senior unsecured obligation of such Guarantor Subsidiary, (ii) pari passu in right of payment with any existing and future unsecured senior indebtedness of such Guarantor Subsidiary, (iii) senior in right of payment to any future subordinated indebtedness of such Guarantor Subsidiary and (iv) effectively subordinated in right of payment to all existing and future secured indebtedness of such Guarantor Subsidiary, to the extent of the value of the collateral securing that indebtedness. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly, owns 100% of the Non-Guarantor Subsidiaries.
Non-Guarantor Subsidiaries consist of wholly owned subsidiaries which conduct operations in the United Kingdom and Singapore, as well as CyrusOne Government Services LLC, a Delaware limited liability company and 100% owned subsidiary.
The following schedules present the balance sheets as of March 31, 2016 and December 31, 2015, and the statements of operations for the three months ended March 31, 2016 and March 31, 2015, and the statements of cash flows for the three months ended March 31, 2016 and March 31, 2015 for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries.
The consolidating statements of cash flows for the three months ended March 31, 2016, includes the acquisition of Cervalis in July 2015. The results for Cervalis are included in the Guarantor Subsidiaries financial statements subsequent to the acquisition.

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Consolidating Balance Sheets

IN MILLIONS	As of March 31, 2016
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$98.8	$—	$—	$98.8
Buildings and improvements	—	—	—	—	902.8	39.1	0.1	942.0
Equipment	—	—	—	—	711.7	0.9	3.0	715.6
Construction in progress	—	—	—	—	326.5	—	1.2	327.7
Subtotal	—	—	—	—	2,039.8	40.0	4.3	2,084.1
Accumulated depreciation	—	—	—	—	(456.9)	(10.3)	—	(467.2)
Net investment in real estate	—	—	—	—	1,582.9	29.7	4.3	1,616.9
Cash and cash equivalents	0.2	—	—	—	84.6	2.9	—	87.7
Investment in subsidiaries	1,051.6	10.5	1,126.2	—	—	—	(2,188.3)	—
Restricted cash	—	—	—	—	0.7	—	—	0.7
Rent and other receivables	—	—	—	—	65.5	1.6	—	67.1
Intercompany receivable	16.0	—	963.7	—	—	—	(979.7)	—
Goodwill	—	—	—	—	453.4	—	—	453.4
Intangible assets, net	—	—	—	—	165.5	—	—	165.5
Other assets	—	—	—	—	90.0	2.2	—	92.2
Total assets	$1,067.8	$10.5	$2,089.9	$—	$2,442.6	$36.4	$(3,163.7)	$2,483.5
Accounts payable and accrued expenses	$30.0	$—	$13.5	$—	$152.1	$0.6	$—	$196.2
Deferred revenue	—	—	—	—	75.8	0.6	—	76.4
Intercompany payable	—	—	16.0	—	963.7	—	(979.7)	—
Capital lease obligations	—	—	—	—	5.4	6.1	—	11.5
Long-term debt	—	—	1,008.8	—	1.5	—	—	1,010.3
Lease financing arrangements	—	—	—	—	117.9	29.1	—	147.0
Total liabilities	30.0	—	1,038.3	—	1,316.4	36.4	(979.7)	1,441.4
Total shareholders' equity	1,037.8	10.5	1,051.6	—	1,126.2	—	(2,184.0)	1,042.1
Total liabilities and equity	$1,067.8	$10.5	$2,089.9	$—	$2,442.6	$36.4	$(3,163.7)	$2,483.5

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS	As of December 31, 2015
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$93.0	$—	$—	$93.0
Buildings and improvements	—	—	—	—	865.6	39.6	0.1	905.3
Equipment	—	—	—	—	594.7	0.9	2.6	598.2
Construction in progress	—	—	—	—	229.8	0.1	1.2	231.1
Subtotal	—	—	—	—	1,783.1	40.6	3.9	1,827.6
Accumulated depreciation	—	—	—	—	(426.0)	(9.6)	—	(435.6)
Net investment in real estate	—	—	—	—	1,357.1	31.0	3.9	1,392.0
Cash and cash equivalents	—	—	—	—	10.4	3.9	—	14.3
Investment in subsidiaries	817.7	8.2	850.6	—	0.7	—	(1,677.2)	—
Restricted cash	—	—	—	—	1.5	—	—	1.5
Rent and other receivables	—	—	—	—	74.8	1.3	—	76.1
Intercompany receivable	—	—	991.3	—	—	—	(991.3)	—
Goodwill	—	—	—	—	453.4	—	—	453.4
Intangible assets, net	—	—	—	—	170.3	—	—	170.3
Other assets	—	—	—	—	85.3	2.7	—	88.0
Total assets	$817.7	$8.2	$1,841.9	$—	$2,153.5	$38.9	$(2,664.6)	$2,195.6
Accounts payable and accrued expenses	$—	$—	$29.2	$—	$106.8	$0.6	$—	$136.6
Deferred revenue	—	—	—	—	78.0	0.7	—	78.7
Intercompany payable	—	—	—	—	991.3	—	(991.3)	—
Capital lease obligations	—	—	—	—	6.1	6.1	—	12.2
Long-term debt	—	—	995.0	—	1.5	—	—	996.5
Lease financing arrangements	—	—	—	—	119.2	30.8	—	150.0
Total liabilities	—	—	1,024.2	—	1,302.9	38.2	(991.3)	1,374.0
Total shareholders' equity	817.7	8.2	817.7	—	850.6	0.7	(1,673.3)	821.6
Total liabilities and equity	$817.7	$8.2	$1,841.9	$—	$2,153.5	$38.9	$(2,664.6)	$2,195.6

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Consolidating Statements of Operations and Comprehensive Income (Loss)

IN MILLIONS	Three Months Ended March 31, 2016
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/ Consolidations	Total
Revenue	$—	$—	$—	$—	$116.4	$1.4	$—	$117.8
Costs and expenses:
Property operating expenses	—	—	—	—	39.7	0.6	—	40.3
Sales and marketing	—	—	—	—	4.0	—	—	4.0
General and administrative	—	—	—	—	14.0	—	—	14.0
Depreciation and amortization	—	—	—	—	38.6	0.7	—	39.3
Transaction and acquisition integration costs	—	—	—	—	2.3	—	—	2.3
Total costs and expenses	—	—	—	—	98.6	1.3	—	99.9
Operating income	—	—	—	—	17.8	0.1	—	17.9
Interest expense	—	—	11.7	—	—	0.8	(0.4)	12.1
Income (loss) before income taxes	—	—	(11.7)	—	17.8	(0.7)	0.4	5.8
Income tax expense	—	—	—	—	(0.2)	—	—	(0.2)
Equity earnings (loss) related to investment in subsidiaries	5.2	0.1	16.9	—	(0.7)	—	(21.5)	—
Net income (loss)	5.2	0.1	5.2	—	16.9	(0.7)	(21.1)	5.6
Noncontrolling interest in net income (loss)	—	—	—	—	—	—	—	—
Net income (loss) attributed to common shareholders	5.2	0.1	5.2	—	16.9	(0.7)	(21.1)	5.6
Other comprehensive loss	—	—	—	—	—	—	—	—
Comprehensive income (loss) attributable to common shareholders	$5.2	$0.1	$5.2	$—	$16.9	$(0.7)	$(21.1)	$5.6

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS	Three Months Ended March 31, 2015
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$84.4	$1.3	$—	$85.7
Costs and expenses:
Property operating expenses	—	—	—	—	31.7	0.6	—	32.3
Sales and marketing	—	—	—	—	2.9	—	—	2.9
General and administrative	—	—	—	—	9.0	0.1	—	9.1
Depreciation and amortization	—	—	—	—	30.5	0.6	—	31.1
Transaction and acquisition integration costs	—	—	—	—	0.1	—	—	0.1
Asset impairments and loss on disposal	—	—	—	—	8.6	—	—	8.6
Total costs and expenses	—	—	—	—	82.8	1.3	—	84.1
Operating income	—	—	—	—	1.6	—	—	1.6
Interest expense	—	—	8.3	—	—	0.8	(0.7)	8.4
Income (loss) before income taxes	—	—	(8.3)	—	1.6	(0.8)	0.7	(6.8)
Income tax expense	—	—	—	—	(0.4)	—	—	(0.4)
Equity earnings (loss) related to investment in subsidiaries	(5.0)	(0.1)	0.4	—	(0.8)	—	5.5	—
Net income (loss)	(5.0)	(0.1)	(7.9)	—	0.4	(0.8)	6.2	(7.2)
Noncontrolling interest in net loss	—	—	—	—	—	—	(2.9)	(2.9)
Net income (loss) attributed to common shareholders	(5.0)	(0.1)	(7.9)	—	0.4	(0.8)	9.1	(4.3)
Other comprehensive loss	—	—	—	—	—	(0.3)	—	(0.3)
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Comprehensive loss attributable to common shareholders	$(5.0)	$(0.1)	$(7.9)	$—	$0.4	$(1.1)	$9.2	$(4.5)

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Consolidating Statements of Cash Flows

IN MILLIONS	Three Months Ended March 31, 2016
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/Consolidations	Total
Cash flows from operating activities:
Net income (loss)	$5.2	$0.1	5.2	$—	$16.9	$(0.7)	$(21.1)	$5.6
Equity income (loss) related to investment in subsidiaries	(5.2)	(0.1)	(16.9)	—	0.7	—	21.5	—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	—	38.6	0.7	—	39.3
Non-cash interest expense	—	—	0.9	—	—	—	—	0.9
Stock-based compensation expense	—	—	—	—	3.0	—	—	3.0
Provision for bad debt write off	—	—	—	—	0.1	—	—	0.1
Change in operating assets and liabilities:
Rent receivables and other assets	—	—	—	—	6.0	0.2	—	6.2
Accounts payable and accrued expenses	—	—	7.1	—	(7.1)	—	—	—
Deferred revenues	—	—	—	—	(2.2)	(0.1)	—	(2.3)
Net cash provided by (used in) operating activities	—	—	(3.7)	—	56.0	0.1	0.4	52.8
Cash flows from investing activities:
Capital expenditures - purchase of fixed assets	—	—	—	—	(131.1)	—	—	(131.1)
Capital expenditures - other development	—	—	—	—	(78.5)	—	—	(78.5)
Investment in subsidiaries	(255.7)	(2.6)	(255.7)	—	—	—	514.0	—
Changes in restricted cash	—	—	—	—	0.8	—	—	0.8
Return of investment	20.8	—	—	—	—	—	(20.8)	—
Intercompany borrowings	13.5	—	27.1	—	—	—	(40.6)	—
Net cash provided by (used in) investing activities	(221.4)	(2.6)	(228.6)	—	(208.8)	—	452.6	(208.8)
Cash flows from financing activities:
Issuance of common stock	256.0	—	—	—	—	—	—	256.0
Dividends paid	(20.8)	—	(22.8)	—	—	—	20.8	(22.8)
Intercompany borrowings	—	—	(13.5)	—	(26.7)	—	40.2	—
Borrowings from credit facility	—	—	320.0	—	—	—	—	320.0
Payments on credit facility	—	—	(305.0)	—	—	—	—	(305.0)
Payments on capital leases and lease financing arrangements	—	—	—	—	(2.0)	(1.1)	—	(3.1)
Tax payment upon exercise of equity awards	(13.6)	—	—	—	—	—	—	(13.6)
Contributions/distributions from parent	—	2.6	255.7	—	255.7	—	(514.0)	—
Debt issuance costs	—	—	(2.1)	—	—	—	—	(2.1)
Net cash provided by (used in) financing activities	221.6	2.6	232.3	—	227.0	(1.1)	(453.0)	229.4
Net increase in cash and cash equivalents	0.2	—	—	—	74.2	(1.0)	—	73.4
Cash and cash equivalents at beginning of period	—	—	—	—	10.4	3.9	—	14.3
Cash and cash equivalents at end of period	$0.2	$—	$—	$—	$84.6	$2.9	$—	$87.7

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS	Three Months Ended March 31, 2015
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/Consolidations	Total
Cash flows from operating activities:
Net income (loss)	$(5.0)	$(0.1)	$(7.9)	$—	$0.4	$(0.8)	$6.2	$(7.2)
Equity earnings (loss) related to investment in subsidiaries	5.0	0.1	(0.4)	—	0.8	—	(5.5)	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	—	30.5	0.6	—	31.1
Non-cash interest expense	—	—	0.7	—	—	—	—	0.7
Stock-based compensation expense	—	—	—	—	3.0	—	—	3.0
Asset impairments	—	—	—	—	8.6	—	—	8.6
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	—	—	0.1	1.7	—	1.8
Accounts payable and accrued expenses	—	—	10.4	—	(13.3)	—	—	(2.9)
Deferred revenues	—	—	—	—	(0.2)	—	—	(0.2)
Due to affiliates	—	—	—	—	(1.6)	—	—	(1.6)
Net cash provided by operating activities	—	—	2.8	—	28.3	1.5	0.7	33.3
Cash flows from investing activities:
Capital expenditures - purchase of fixed assets	—	—	—	—	(17.3)	—	—	(17.3)
Capital expenditures - other development	—	—	—	—	(31.8)	(0.1)	—	(31.9)
Intercompany borrowings	—	—	(20.0)	—	—	—	20.0	—
Return of investment	7.9	—	10.7	—	3.7	(0.2)	(22.1)	—
Net cash provided by (used in) investing activities	7.9	—	(9.3)	—	(45.4)	(0.3)	(2.1)	(49.2)
Cash flows from financing activities:
Dividends paid	(7.9)	—	(13.5)	—	(13.5)	—	21.4	(13.5)
Intercompany borrowings	—	—	—	—	20.0	—	(20.0)	—
Borrowings from credit facility	—	—	20.0	—	—	—	—	20.0
Payments on capital leases and lease financing arrangements	—	—	—	—	(0.9)	(0.2)	—	(1.1)
Net cash provided by (used in) financing activities	(7.9)	—	6.5	—	5.6	(0.2)	1.4	5.4
Net increase (decrease) in cash and cash equivalents	—	—	—	—	(11.5)	1.0	—	(10.5)
Cash and cash equivalents at beginning of period	—	—	—	—	33.5	3.0	—	36.5
Cash and cash equivalents at end of period	$—	$—	$—	$—	$22.0	$4.0	$—	$26.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Report on Form 10-Q (this Quarterly Report), together with other statements and information publicly disseminated by our company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.
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
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the United States Securities and Exchange Commission, or SEC, pursuant to the Exchange Act. We discussed a number of material risks in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015. Those risks continue to be relevant to our performance and financial condition. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview
Our Company. We are an owner, operator and developer of enterprise-class, carrier-neutral multi-tenant data center properties. Our data centers are generally purpose-built facilities with redundant power, cooling and access to a range of telecommunications carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology (IT) infrastructure for 938 customers in 32 data centers and 2 recovery centers in 12 distinct markets (10 cities in the U.S., London and Singapore). We provide twenty-four hours-a-day, seven-days-a-week security guard monitoring with customizable security features.
We provide mission-critical data center facilities that protect and ensure the continued operation of IT infrastructure for our customers. Our goal is to be the preferred global data center provider to the Fortune 1000. As of March 31, 2016, our customers included 9 of the Fortune 20 and 176 of the Fortune 1000 or private or foreign enterprises of equivalent size. These 176 Fortune 1000 customers or private or foreign enterprises of equivalent size provided 66% of our annualized rent as of March 31, 2016. Additionally, as of March 31, 2016, our top 10 customers represented 30% of our annualized rent.
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
Our Portfolio. As of March 31, 2016, our property portfolio included 32 data centers and 2 recovery centers in 12 distinct markets (10 cities in the U.S., London and Singapore) collectively providing approximately 3,224,000 net rentable square feet (NRSF), of which 85% was leased, and powered by approximately 287 MW of available critical load capacity. We own 19 of the buildings in which our data center facilities are located. We lease the remaining 15 buildings, which account for approximately 700,000 NRSF, or approximately 22% of our total operating NRSF. These leased buildings accounted for 33% of our total annualized rent as of March 31, 2016. We also had approximately 852,000 NRSF under development, as well as an aggregate of approximately 637,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 198 acres of land that are available for future data center shell development. Along with our primary product offering, leasing of colocation space, our customers are increasingly interested in ancillary office and other space. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers. The following tables provide an overview of our operating and development properties as of March 31, 2016.

CyrusOne Inc.
Data Center Portfolio
As of March 31, 2016
(Unaudited)

			Operating Net Rentable Square Feet (NRSF)(a)							Powered Shell Available for Future Development (NRSF)(j)	Available Critical Load Capacity (MW)(k)
Facilities	Metro Area	Annualized Rent(b)	Colocation Space (CSF)(c)	CSF Leased(d)	CSF Utilized(e)	Office & Other(f)	Office & Other Leased(g)	Supporting Infrastructure(h)	Total(i)
Westway Park Blvd., Houston, TX (Houston West 1)	Houston	$50,460,175	112,133	96%	96%	11,163	99%	37,243	160,539	3,000	28
W. Frankford, Carrollton, TX (Frankford)	Dallas	46,869,210	226,604	89%	89%	33,011	96%	90,314	349,929	159,000	24
S. State Highway 121 Business Lewisville, TX (Lewisville)*	Dallas	38,253,083	108,687	96%	100%	11,374	97%	59,346	179,407	—	18
West Seventh St., Cincinnati, OH (7th Street)***	Cincinnati	35,934,601	178,925	93%	93%	5,744	100%	167,241	351,910	74,000	13
Madison Road (Totowa)**	New York	27,403,672	51,242	84%	84%	22,477	100%	58,964	132,683	—	6
Myer Conners Rd (Wappingers Falls)**	New York	26,256,310	37,000	96%	96%	20,167	97%	15,077	72,244	—	3
Southwest Fwy., Houston, TX (Galleria)	Houston	25,521,821	63,469	73%	73%	23,259	51%	24,927	111,655	—	14
Kingsview Dr., Lebanon, OH (Lebanon)	Cincinnati	23,147,229	65,303	92%	93%	44,886	72%	52,950	163,139	65,000	14
Westover Hills Blvd, San Antonio, TX (San Antonio 1)	San Antonio	20,643,788	43,843	100%	100%	5,989	83%	45,650	95,482	11,000	12
Westway Park Blvd., Houston, TX (Houston West 2)	Houston	19,641,348	79,540	87%	87%	3,355	62%	55,023	137,918	12,000	12
Industrial Rd., Florence, KY (Florence)	Cincinnati	15,957,234	52,698	100%	100%	46,848	87%	40,374	139,920	—	9
Metropolis Dr., Austin, TX (Austin 2)	Austin	14,285,407	43,772	92%	93%	1,821	100%	22,433	68,026	—	5
South Ellis Street Chandler, AZ (Phoenix 2)	Phoenix	12,023,350	74,010	100%	100%	5,639	38%	25,519	105,168	—	12
Riverbend Drive South (Stamford)**	New York	11,964,272	20,000	92%	93%	—	—%	8,484	28,484	—	2
Knightsbridge Dr., Hamilton, OH (Hamilton)*	Cincinnati	9,230,102	46,565	79%	79%	1,077	100%	35,336	82,978	—	10
South Ellis Street Chandler, AZ (Phoenix 1)	Phoenix	8,902,290	73,921	100%	100%	34,582	12%	38,572	147,075	31,000	16
E. Ben White Blvd., Austin, TX (Austin 1)*	Austin	8,775,200	16,223	57%	57%	21,476	—%	7,517	45,216	—	2
Ridgetop Circle, Sterling, VA (Northern VA)	Washington, D.C.	8,447,615	74,653	75%	100%	1,901	100%	52,605	129,159	3,000	12
Parkway Dr., Mason, OH (Mason)	Cincinnati	5,620,619	34,072	100%	100%	26,458	98%	17,193	77,723	—	4
Kestral Way (London)**	London	5,594,799	10,000	99%	99%	—	—%	514	10,514	—	1
Midway Rd., Carrollton, TX (Midway)**	Dallas	5,408,662	8,390	100%	100%	—	—%	—	8,390	—	1
Norden Place (Norwalk)**	New York	3,275,252	13,192	67%	68%	4,085	72%	40,610	57,887	87,000	2
Marsh Lane, Carrollton, TX (Marsh Ln)**	Dallas	2,421,474	4,245	100%	100%	—	—%	—	4,245	—	1
Springer St., Lombard, IL (Lombard)	Chicago	2,289,361	13,516	71%	72%	4,115	100%	12,230	29,861	29,000	3
Metropolis Dr., Austin, TX (Austin 3)	Austin	2,116,474	61,838	12%	12%	15,055	30%	20,629	97,522	67,000	3
Omega Drive (Stamford)**	New York	1,559,573	—	—%	—%	18,552	87%	3,796	22,348	—	—
Commerce Road (Totowa)**	New York	676,322	—	—%	—%	20,460	40%	5,540	26,000	—	—
Crescent Circle, South Bend, IN (Blackthorn)*	South Bend	550,175	3,432	41%	41%	—	—%	5,125	8,557	11,000	1
McAuley Place, Blue Ash, OH (Blue Ash)*	Cincinnati	539,893	6,193	36%	36%	6,821	100%	2,165	15,179	—	1
E. Monroe St., South Bend, IN (Monroe St.)	South Bend	427,683	6,350	22%	22%	—	—%	6,478	12,828	4,000	1
Westway Park Blvd., Houston, TX (Houston West 3)	Houston	423,850	—	—%	—%	8,495	100%	5,304	13,799	—	—
Jurong East (Singapore)**	Singapore	291,073	3,200	19%	19%	—	—%	—	3,200	—	1
Goldcoast Dr., Cincinnati, OH (Goldcoast)	Cincinnati	95,700	2,728	—%	—%	5,280	100%	16,481	24,489	14,000	1
Diehl Rd., Aurora, IL (Aurora)	Chicago	—	71,726	100%	100%	34,008	100%	205,034	310,768	67,000	60
Total		$435,007,617	1,607,470	87%	89%	438,098	73%	1,178,674	3,224,242	637,000	287

*	Indicates properties in which we hold a leasehold interest in the building shell and land. All data center infrastructure has been constructed by us and owned by us.

**	Indicates properties in which we hold a leasehold interest in the building shell, land, and all data center infrastructure.

***	The information provided for the West Seventh Street (7th St.) property includes data for two facilities, one of which we lease and one of which we own.

(a)	Represents the total square feet of a building under lease or available for lease based on engineers' drawings and estimates but does not include space held for development or space used by CyrusOne.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of March 31, 2016 , multiplied by 12. For the month of March 2016, customer reimbursements were $46.0 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From April 1, 2014 through March 31, 2016, customer reimbursements under leases with separately metered power constituted between 10.6% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of March 31, 2016 was $449.7 million. Our annualized effective rent was greater than our annualized rent as of March 31, 2016 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(c)	CSF represents the NRSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.

(d)
Percent leased is determined based on CSF being billed to customers under signed leases as of March 31, 2016 divided by total CSF. Leases signed but not commenced as of March 31, 2016 are not included.

(e)	Utilization is calculated by dividing CSF under signed leases for colocation space (whether or not the lease has commenced billing) by total CSF.

(f)	Represents the NRSF at an operating facility that is currently leased or readily available for lease as space other than CSF, which is typically office and other space.

(g)
Percent leased is determined based on Office & Other space being billed to customers under signed leases as of March 31, 2016 divided by total Office & Other space. Leases signed but not commenced as of March 31, 2016 are not included.

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

CyrusOne Inc.
NRSF Under Development
As of March 31, 2016
(Dollars in millions)
(Unaudited)

			NRSF Under Development(a)						Under Development Costs(b)
Facilities	Metropolitan Area	Estimated Completion Date	Colocation Space (CSF)	Office & Other	Supporting Infrastructure	Powered Shell(b)	Total	Critical Load MW Capacity(c)	Actual to Date(d)	Estimated Costs to Completion(e)	Total
W. Frankford (Carrollton)	Dallas	2Q'16	4,000	—	1,000	—	5,000	2.0	$—	$6-7	$6-7
W. Frankford (Carrollton)	Dallas	2Q'16	69,000	—	2,000	—	71,000	6.0	24	3-6	27-30
S. State Highway 121 Business Lewisville, TX (Lewisville)	Dallas	2Q'16	4,000	—	—	—	4,000	3.0	1	12-14	13-15
Westover Hills Blvd. (San Antonio 2)	San Antonio	3Q'16	64,000	18,000	36,000	—	118,000	12.0	47	30-37	77-84
Ridgetop Circle, Sterling, VA (Northern Virginia 2)	Washington, D.C.	3Q'16	159,000	9,000	64,000	—	232,000	30.0	32	103-123	135-155
Phoenix 3	Phoenix	2Q'16	36,000	5,000	24,000	40,000	105,000	2.0	13	3-5	16-18
Westway Park Blvd. (Houston West 3)	Houston	2Q'16	53,000	—	32,000	213,000	298,000	6.0	56	1	57
Diehl Rd., Aurora, IL (Aurora)	Chicago	3Q'16	16,000	—	3,000	—	19,000	5.0	—	7-8	7-8
Total			405,000	32,000	162,000	253,000	852,000	66.0	$173	$165-201	$338-374

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

(d)	Actual to date is the cash investment as of March 31, 2016. There may be accruals above this amount for work completed, for which cash has not yet been paid.

(e)	Represents management’s estimate of the total costs required to complete the current NRSF under development. There may be an increase in costs if customers require greater power density.

Customer Diversification

Our portfolio is currently leased to 938 companies, many of which are leading global companies. The following table sets forth information regarding the 20 largest customers, including their affiliates, in our portfolio based on annualized rent as of March 31, 2016:
CyrusOne Inc.
Customer Diversification(a)
As of March 31, 2016
(Unaudited)

	Principal Customer Industry	Number of Locations	Annualized Rent(b)	Percentage of Portfolio Annualized Rent(c)	Weighted Average Remaining Lease Term in Months(d)
1	Information Technology	3	$16,914,689	3.9%	27.2
2	Telecommunication Services	2	15,310,474	3.5%	30.1
3	Energy	1	15,268,495	3.5%	26.2
4	Research and Consulting Services	3	14,257,821	3.3%	21.0
5	Energy	5	12,908,595	3.0%	27.7
6	Information Technology	2	12,047,563	2.8%	106.9
7	Telecommunications (CBI)(e)	7	11,293,517	2.6%	24.2
8	Industrials	4	10,972,218	2.5%	32.6
9	Information Technology	2	10,300,896	2.4%	51.9
10	Information Technology	2	9,165,315	2.1%	16.4
11	Financial Services	1	6,600,225	1.5%	50.0
12	Financial Services	5	5,754,743	1.3%	51.0
13	Energy	3	5,639,730	1.3%	3.9
14	Energy	2	5,627,831	1.3%	20.4
15	Energy	1	5,507,821	1.3%	57.0
16	Telecommunication Services	5	5,502,786	1.3%	37.1
17	Financial Services	3	5,371,137	1.2%	3.2
18	Financial Services	2	4,966,558	1.1%	24.0
19	Information Technology	1	4,954,564	1.1%	59.0
20	Financial Services	1	4,947,530	1.1%	68.0
			$183,312,508	42.1%	36.1

(a)	Customers and their affiliates are consolidated.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of March 31, 2016 , multiplied by 12. For the month of March 2016, customer reimbursements were $46.0 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From April 1, 2014 through March 31, 2016, customer reimbursements under leases with separately metered power constituted between 10.6% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of March 31, 2016 was $449.7 million. Our annualized effective rent was greater than our annualized rent as of March 31, 2016 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(c)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of March 31, 2016, which was approximately $435.0 million.

(d)
Weighted average based on customer’s percentage of total annualized rent expiring and is as of March 31, 2016, assuming that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.

(e)
Includes information for both Cincinnati Bell Technology Solutions (CBTS) and Cincinnati Bell Telephone and two customers that have contracts with CBTS. We expect the contracts for these two customers to be assigned to us, but the consents for such assignments have not yet been obtained. Excluding these customers, Cincinnati Bell Inc. and subsidiaries represented 2.1% of our annualized rent as of March 31, 2016.

Lease Distribution

The following table sets forth information relating to the distribution of customer leases in the properties in our portfolio, based on NRSF under lease as of March 31, 2016:
CyrusOne Inc.
Lease Distribution
As of March 31, 2016
(Unaudited)

NRSF Under Lease(a)	Number of Customers(b)	Percentage of All Customers	Total Leased NRSF(c)	Percentage of Portfolio Leased NRSF	Annualized Rent(d)	Percentage of Annualized Rent
0-999	698	74%	140,410	5%	$67,638,574	16%
1,000-2,499	93	10%	145,509	5%	34,953,123	8%
2,500-4,999	55	6%	194,432	7%	36,739,800	8%
5,000-9,999	33	4%	228,325	8%	48,049,755	11%
10,000+	59	6%	2,046,582	75%	247,626,365	57%
Total	938	100%	2,755,258	100%	$435,007,617	100%

(a)	Represents all leases in our portfolio, including colocation, office and other leases.

(b)
Represents the number of customers occupying data center, office and other space as of March 31, 2016. This may vary from total customer count as some customers may be under contract, but have yet to occupy space.

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

(d)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of March 31, 2016 , multiplied by 12. For the month of March 2016, customer reimbursements were $46.0 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From April 1, 2014 through March 31, 2016, customer reimbursements under leases with separately metered power constituted between 10.6% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of March 31, 2016 was $449.7 million. Our annualized effective rent was greater than our annualized rent as of March 31, 2016 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

Lease Expiration

The following table sets forth a summary schedule of the customer lease expirations for leases in place as of March 31, 2016 plus available space, at the properties in our portfolio.
CyrusOne Inc.
Lease Expirations
As of March 31, 2016
(Unaudited)

Year(a)	Number of Leases Expiring(b)	Total Operating NRSF Expiring	Percentage of Total NRSF	Annualized Rent(c)	Percentage of Annualized Rent	Annualized Rent at Expiration(d)	Percentage of Annualized Rent at Expiration
Available		468,984	15%
Month-to-Month	199	19,856	1%	$5,747,575	1%	$6,014,896	1%
2016	1,300	383,891	12%	80,266,900	18%	85,384,740	18%
2017	1,324	393,528	12%	72,992,360	17%	74,714,625	16%
2018	1,055	402,990	12%	106,923,041	25%	112,617,557	24%
2019	474	361,850	11%	51,749,762	12%	55,834,622	12%
2020	279	374,396	12%	50,595,370	12%	57,354,779	12%
2021	259	152,043	5%	29,785,883	7%	31,824,626	7%
2022	20	54,274	2%	6,115,535	1%	7,530,936	2%
2023	51	59,900	2%	6,627,120	2%	8,996,743	2%
2024	13	63,070	2%	8,182,589	2%	9,505,391	2%
2025 - Thereafter	34	489,460	14%	16,021,482	3%	23,342,369	4%
Total	5,008	3,224,242	100%	$435,007,617	100%	$473,121,284	100%

(a)
Leases that were auto-renewed prior to March 31, 2016 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised.

(b)	Number of leases represents each agreement with a customer. A lease agreement could include multiple spaces and a customer could have multiple leases.

(c)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of March 31, 2016 , multiplied by 12. For the month of March 2016, customer reimbursements were $46.0 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From April 1, 2014 through March 31, 2016, customer reimbursements under leases with separately metered power constituted between 10.6% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of March 31, 2016 was $449.7 million. Our annualized effective rent was greater than our annualized rent as of March 31, 2016 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(d)	Represents the final monthly contractual rent under existing customer leases that had commenced as of March 31, 2016, multiplied by 12.

Results of Operations
Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015:

IN MILLIONS, except share and per share data
For the three months ended March 31,	2016	2015	$ Change 2016 vs. 2015	% Change 2016 vs. 2015
Revenue	$117.8	$85.7	$32.1	37%
Costs and expenses:
Property operating expenses	40.3	32.3	8.0	25%
Sales and marketing	4.0	2.9	1.1	38%
General and administrative	14.0	9.1	4.9	54%
Depreciation and amortization	39.3	31.1	8.2	26%
Transaction and acquisition integration costs	2.3	0.1	2.2	n/m
Asset impairments and loss on disposal	—	8.6	(8.6)	(100)%
Total costs and expenses	99.9	84.1	15.8	19%
Operating income	17.9	1.6	16.3	n/m
Interest expense	12.1	8.4	3.7	44%
Net income (loss) before income taxes	5.8	(6.8)	12.6	n/m
Income tax expense	(0.2)	(0.4)	0.2	(50)%
Net income (loss)	5.6	(7.2)	12.8	n/m
Noncontrolling interest in net loss	—	(2.9)	2.9	(100)%
Net income (loss) attributed to common shareholders	$5.6	$(4.3)	$9.9	n/m
Operating margin	15.2%	1.9%
Capital expenditures*:
Purchase of fixed assets	$131.1	$17.3	$113.8	n/m
Development of real estate	77.6	31.9	45.7	143%
Recurring real estate	0.9	—	0.9	n/m
Total	$209.6	$49.2	$160.4	n/m
Metrics information:
Colocation square feet*	1,607,000	1,262,000	345,000	27%
Utilization rate*	89%	89%	—%	n/m
Income (loss) per share - basic and diluted	$0.07	$(0.12)
Dividend declared per share	$0.380	$0.315

*	See “Key Operating Metrics” set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 for a definition of capital expenditures, CSF and utilization rate.

Revenue
Revenue for the three months ended March 31, 2016 was $117.8 million, an increase of $32.1 million, or 37%, compared to $85.7 million for the corresponding quarter in 2015. The acquisition of Cervalis in July 2015 resulted in an increase in revenue of $18.6 million for the three months ended March 31, 2016. Revenue also increased due to the addition of new customers which resulted in increased revenue of $13.5 million for the three months ended March 31, 2016. As of March 31, 2016, we had approximately 3,224,000 NRSF, an increase of approximately 884,000 NRSF from March 31, 2015. As of March 31, 2016, we had 176 Fortune 1000 customers or private or foreign enterprises of equivalent size, compared to 146 Fortune 1000 customers or private or foreign enterprises of equivalent size as of March 31, 2015. As of March 31, 2016, we had a total of 938 customers as compared to approximately 679 customers as of March 31, 2015.
Our capacity at March 31, 2016 was approximately 1,607,000 CSF, which is an increase of 27% from March 31, 2015. The utilization rate of our data center facilities was 89% as of March 31, 2016, compared to 89% as of March 31, 2015.
Recurring rent churn was 1.3% for the three months ended March 31, 2016, compared to 3.1% for the three months ended March 31, 2015.
Costs and Expenses
Property operating expenses—Property operating expenses for the three months ended March 31, 2016 were $40.3 million, an increase of $8.0 million, or 25%, compared to $32.3 million for the corresponding quarter in 2015. The acquisition of Cervalis in July 2015 resulted in an increase in property operating expenses of $6.8 million for the three months ended March 31, 2016. Excluding the impact of Cervalis, Property operating expenses increased $1.2 million for the three months ended March 31, 2016. During the three months ended March 31, 2016, costs increased by $0.9 million for operating our facilities, $0.8 million for payroll and employee related costs, and $0.3 million for property taxes. During the three months ended March 31, 2015, we incurred $0.8 million of lease exit costs.
Sales and marketing expenses—Sales and marketing expenses for the three months ended March 31, 2016 were $4.0 million, an increase of $1.1 million, or 38%, compared to $2.9 million for the corresponding quarter in 2015. The acquisition of Cervalis in July 2015 resulted in an increase in sales and marketing expenses of $0.6 million for the three months ended March 31, 2016. The remaining increase was primarily due to higher payroll-related costs.
General and administrative expenses—General and administrative expenses for the three months ended March 31, 2016 were $14.0 million, an increase of $4.9 million, or 54%, compared to $9.1 million for the corresponding quarter in 2015. The acquisition of Cervalis in July 2015 resulted in an increase in general and administrative expenses of $0.4 million for the three months ended March 31, 2016. Total payroll and employee related costs increased $1.7 million due to the Company's portion of payroll taxes due to a large vesting of equity grants and increased costs to support the growth in business. Higher professional fees for legal, consulting and temporary staffing increased $1.5 million. Increased costs of commercial insurance, investor meetings, and other costs accounted for the remaining increase.
Depreciation and amortization expense—Depreciation and amortization expense for the three months ended March 31, 2016 was $39.3 million, an increase of $8.2 million, or 26%, compared to $31.1 million for the corresponding quarter in 2015. The acquisition of Cervalis in July 2015 resulted in an increase in depreciation and amortization expense of $6.5 million for the three months ended March 31, 2016. The remainder of the increase was driven by assets that were placed in service after the first quarter of 2015. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties and expand our existing data center facilities.
Transaction and acquisition integration costs—During the first quarter of 2016, the Company incurred costs of $2.3 million associated with diligence efforts on certain targeted acquisitions including unrealized acquisitions. During 2015, the Company incurred $0.1 million in transaction related costs.
Asset impairments and loss on disposal—For the three months ended March 31, 2015, we recognized an impairment of $8.6 million primarily related to the disposal of assets related to the exit of Austin 1, which is a leased facility, and a loss related to the disposal of assets. The effective date of this lease termination is December 31, 2016; however, we may exit at our discretion with a 30 day notice. There were no impairments recognized for the period ended March 31, 2016.
Non-Operating Expenses
Interest expense—Interest expense for the three months ended March 31, 2016 was $12.1 million, an increase of $3.7 million, or 44%, as compared to $8.4 million for the corresponding quarter in 2015. The increase for the three months ended March 31, 2016 was primarily a result of additional borrowings under our Credit Agreement, the issuance of 6.375% senior notes in July 2015 and increased interest expense related to capital leases and lease financing obligations, partially offset by a reduction in interest expense due to an increase in capitalized interest.
Income tax expense—Income tax expense for the three months ended March 31, 2016 was $0.2 million, a decrease of $0.2 million, or 50%, as compared to $0.4 million for the corresponding quarter in 2015.
Capital Expenditures
Capital expenditures for the three months ended March 31, 2016 were $209.6 million, as compared to $49.2 million for the three months ended March 31, 2015. Our capital expenditures for 2016 relate primarily to the development of additional square footage and power in our Phoenix , Houston, Dallas and Northern Virginia markets. The purchase of CME Group's suburban Chicago data center in Aurora, Illinois, was for $131.1 million.

Key Performance Indicators

Funds from Operations and Normalized Funds from Operations

We use Funds from Operations (FFO) and Normalized Funds from Operations (Normalized FFO), which are non-GAAP financial measures commonly used in the REIT industry, as supplemental performance measures. We use FFO and Normalized FFO as supplemental performance measures because, when compared period over period, they capture trends in occupancy rates, rental rates and operating costs. We also believe that, as widely recognized measures of the performance of REITs, FFO and Normalized FFO are used by investors as a basis to evaluate REITs.

We calculate FFO as net income (loss) computed in accordance with GAAP before real estate depreciation and amortization and Asset impairments and loss on disposal. Our computation of FFO may differ from the methodology for calculating FFO used by other REITs. Accordingly, our FFO may not be comparable to others.

We calculate Normalized FFO as FFO plus amortization of customer relationship intangibles, transaction and acquisition integration costs, severance and management transition costs, legal claim costs and lease exit costs, and other special items including loss on extinguishment of debt, as appropriate. Other REITs may not calculate Normalized FFO in the same manner. Accordingly, our Normalized FFO may not be comparable to others.

In addition, because FFO and Normalized FFO exclude real estate depreciation and amortization and real estate impairments, and capture neither the changes in the value of our properties that result from use or from market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations, the utility of FFO and Normalized FFO as measures of our performance is limited. Therefore, FFO and Normalized FFO should be considered only as supplements to net income (loss) as measures of our performance. FFO and Normalized FFO should not be used as measures of our liquidity or as indicative of funds available to fund our cash needs, including our ability to make distributions. FFO and Normalized FFO also should not be used as supplements to or substitutes for cash flow from operating activities computed in accordance with GAAP.

The following table reflects the computation of FFO and Normalized FFO for the three months ended March 31, 2016 and March 31, 2015:
CyrusOne Inc.
Reconciliation of Net Income (Loss) to FFO and Normalized FFO
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
Net income (loss)	$5.6	$(7.2)	$12.8	n/m
Adjustments:
Real estate depreciation and amortization	33.0	26.0	7.0	27%
Asset impairments and loss on disposal	—	8.6	(8.6)	(100)%
Funds from Operations (FFO)	$38.6	$27.4	$11.2	41%
Amortization of customer relationship intangibles	4.8	3.6	1.2	33%
Transaction and acquisition integration costs	2.3	0.1	2.2	n/m
Severance and management transition costs	—	—	—	—%
Legal claim costs	0.2	—	0.2	n/m
Lease exit costs	—	0.8	(0.8)	(100)%
Normalized Funds from Operations (Normalized FFO)	$45.9	$31.9	$14.0	44%

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

We calculate NOI as revenue less property operating expenses, each of which are presented in the accompanying consolidated statements of operations. However, the utility of NOI as a measure of our performance is limited. Other REITs may not calculate NOI in the same manner. Accordingly, our NOI may not be comparable to others. Therefore, NOI should be considered only as a supplement to revenue as a measure of our performance. NOI should not be used as a measure of our liquidity or as indicative of funds available to fund our cash needs, including our ability to make distributions. NOI also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

The following table reflects the computation of NOI and Net Income (Loss) for the three months ended March 31, 2016 and March 31, 2015:
CyrusOne Inc.
Reconciliation of Net Operating Income to Net Income (Loss)
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
Revenue	$117.8	$85.7	$32.1	37%
Property operating expenses	40.3	32.3	8.0	25%
Net Operating Income	$77.5	$53.4	$24.1	45%
Sales and marketing	4.0	2.9	1.1	38%
General and administrative	14.0	9.1	4.9	54%
Depreciation and amortization	39.3	31.1	8.2	26%
Transaction and acquisition integration costs	2.3	0.1	2.2	n/m
Asset impairments and loss on disposal	—	8.6	(8.6)	(100)%
Interest expense	12.1	8.4	3.7	44%
Income tax expense	0.2	0.4	(0.2)	(50)%
Net Income (Loss)	$5.6	$(7.2)	$12.8	n/m

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
Short-term Liquidity
Our short-term liquidity requirements primarily consist of operating, sales and marketing, and general and administrative expenses, dividend payments and capital expenditures composed primarily of acquisition and development costs for data center properties. For the three months ended March 31, 2016, our capital expenditures were $209.6 million. Our capital expenditures are largely discretionary and will be applied to expand our existing data center properties, acquire or construct new facilities, or both. We intend to continue to pursue additional growth opportunities and are prepared to commit additional resources to support this growth. We expect to fund future capital expenditures from the cash available on our balance sheet and borrowings under our revolving credit facility. Excluding acquisitions of real estate, we expect our total estimated capital expenditures for 2016 to be between $380 million and $405 million.
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
As of March 31, 2016, our debt, Capital lease obligations and Lease financing arrangements were $1,168.8 million, consisting of $477.6 million of 6.375% senior notes, including bond premium, term loans outstanding of $550.0 million, Capital lease obligations of $11.5 million, Lease financing arrangements of $147.0 million and notes payable of $1.5 million, partially offset by deferred financing costs of $18.8 million. As of March 31, 2016, we had the ability to borrow an additional $642.9 million under the revolving credit facility and had Cash and cash equivalents of $87.7 million.
As of March 31, 2016, the total number of outstanding shares of common stock was approximately 79.6 million.
Cash Flows
Comparison of Three Months Ended March 31, 2016 and March 31, 2015
Cash provided by operations was $52.8 million for the three months ended March 31, 2016, compared to $33.3 million for the three months ended March 31, 2015. The increase was primarily driven by an increase in net operating income of $24.1 million.
Cash used in investing activities was $208.8 million for the three months ended March 31, 2016, compared to $49.2 million for the three months ended March 31, 2015. The increase was primarily due to the acquisition of CME Group's suburban Chicago data center in Aurora, Illinois for $131.1 million. Additional capital expenditures during the first quarter of 2016 totaled $78.5 million and included the development of additional square footage and power in our Phoenix 2, Houston West 3, Carrollton and Northern Virginia data centers. Capital expenditures during the first quarter of 2015 primarily relate to the development of square footage and power in our Phoenix , Houston, Dallas and Northern Virginia markets and the purchase of Austin 4 in February 2015.
Cash provided by financing activities was $229.4 million for the three months ended March 31, 2016, compared to $5.4 million for the three months ended March 31, 2015. During the first quarter of 2016, cash provided by financing activities was due to net borrowings from the credit facility of $15.0 million and the issuance of common stock of $256.0 million. Cash used in financing activities during the first quarter of 2016 was due to dividends paid to stockholders of $22.8 million, tax payments upon the exercise of equity awards of $13.6 million and other items of $5.2 million. During the first quarter of 2015, cash provided by financing activities was due to net borrowings from the credit facility of $20.0 million. Cash used in financing activities during the first quarter of 2015 was due to dividends paid to stockholders of $13.5 million and other items of $1.1 million.
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
The following table sets forth the carrying value and fair value face amounts, maturity dates, and average interest rates at March 31, 2016, for our fixed-rate debt and variable-rate debt, excluding Capital lease obligations and Lease financing arrangements:

IN MILLION	2016	2017	2018	2019	2020	Thereafter	Total Carrying Value	Total Fair Value
Fixed-rate debt	—	—	—	—	—	$477.6	$477.6	$490.9
Average interest rate on fixed-rate debt	—	—	—	—	—	6.375%
Variable-rate debt (term loan)	—	—	—	$550.0	—	—	$550.0	$550.0
Average interest rate on variable-rate debt	—	—	—	2.084%	—	—
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a description of the Company’s market risks. There were no material changes for the period ended March 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2016. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, from time to time we are subject to claims and administrative proceedings. We do not believe any currently outstanding matters would have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations, liquidity and cash flows.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016, which is accessible on the SEC’s website at www.sec.gov, except as noted below.
Our bylaws designate the Circuit Court for Baltimore City, Maryland, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our bylaws provide that, subject to limited exceptions, the Circuit Court for Baltimore City, Maryland, is the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of any duty owed by any of our directors, officers or other employees to us or our stockholders, (c) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the MGCL, our charter or our bylaws or (d) any action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes against us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and other employees.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2016, the Company had no unregistered sales of equity securities or purchases of its common stock.

ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibit No.	Exhibit Description

3.1	Articles of Amendment and Restatement of CyrusOne Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed by CyrusOne Inc. on January 25, 2013 (Registration No. 001-35789)).

3.2	Amended and Restated Bylaws of CyrusOne Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed by CyrusOne Inc. on May 4, 2016 (Registration No. 001-35789)).

4.1
Indenture, dated as of November 20, 2012, by and among CyrusOne LP, CyrusOne Finance Corp., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 of Amendment No. 4 to CyrusOne Inc.’s Registration Statement on Form S‑11/A, filed on November 26, 2012 (Registration No. 333‑183132)).

4.2
First Supplemental Indenture, dated July 1, 2015, among CyrusOne LP, CyrusOne Finance Corp., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 of Form 8-K, filed by CyrusOne Inc. on July 1, 2015 (Registration No. 001-35789)).

4.3
Second Supplemental Indenture, dated July 2, 2015, among CyrusOne LP, CyrusOne Finance Corp., Cervalis Holdings LLC, Cervalis LLC, the other guarantors party thereto and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 of Form 8-K, filed by CyrusOne Inc. on July 6, 2015 (Registration No. 001-35789)).

10.1
First Amended and Restated Credit Agreement, dated as of March 17, 2016, among CyrusOne LP, the lenders party thereto, KeyBank National Association, as agent for the lenders, JPMorgan Chase Bank, N.A., as syndication agent, and KeyBanc Capital Markets Inc., J.P. Morgan Securities LLC, TD Securities (USA) LLC, Barclays Bank PLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners.

10.2	Amended and Restated Limited Partnership Agreement of CyrusOne LP (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on May 4, 2016 (Registration No. 001-35789)).

10.3 +	Form of Employee Time-Based Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan.

10.4 +	Form of Director Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan.

10.5 +	Form of Executive Non-Statutory Stock Option Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan.

10.6 +	Form of Executive Performance Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan.

10.7 +	Form of Executive Time-Based Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan.

10.8 +	Form of Executive Retention Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan.

10.9 +	Form of Employee Retention Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan.

31.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (CyrusOne Inc.)

31.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (CyrusOne Inc.)

32.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (CyrusOne Inc.)

32.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (CyrusOne Inc.)

(101.INS)*	XBRL Instance Document.

(101.SCH)*	XBRL Taxonomy Extension Schema Document.

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Submitted electronically with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 6th day of May, 2016.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President, Chief Executive Officer, and Director

By:	/s/ Gregory R. Andrews
Gregory R. Andrews
Executive Vice President and Chief Financial Officer

By:	/s/ Amitabh Rai
Amitabh Rai
Senior Vice President and Chief Accounting Officer