Form 10-Q
period 2016-06-30
CyrusOne Inc.
filed 2016-08-02
CIK 1553023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Yes  ☐    No  ☒
There were 80,097,124 shares of common stock outstanding as of July 29, 2016 with a par value of $0.01 per share.

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
CyrusOne Inc. is a real estate investment trust, or REIT, whose only material asset is its ownership of operating partnership units of CyrusOne LP. As a result, CyrusOne Inc. does not conduct business itself, other than acting as the sole beneficial owner and sole trustee of CyrusOne GP (the sole general partner of CyrusOne LP), a Maryland statutory trust, issuing public equity from time to time and guaranteeing certain debt of CyrusOne LP and certain of its subsidiaries. CyrusOne Inc. itself does not issue any indebtedness but guarantees the debt of CyrusOne LP and certain of its subsidiaries, as disclosed in this report. CyrusOne LP and its subsidiaries hold substantially all the assets of the Company. CyrusOne LP conducts the operations of the business, along with its subsidiaries, and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by CyrusOne Inc., which are generally contributed to CyrusOne LP in exchange for operating partnership units, CyrusOne LP generates the capital required by the Company's business through CyrusOne LP's operations and by CyrusOne LP's incurrence of indebtedness.
As of June 30, 2016, the total number of outstanding shares of common stock was 79.6 million and our former parent, Cincinnati Bell Inc. (CBI) owned approximately 4.7% of the outstanding common stock of CyrusOne Inc. On December 31, 2015, CyrusOne Inc. completed an exchange of all the operating partnership units of CyrusOne LP owned, directly or indirectly, by CBI for an equal number of shares of common stock of CyrusOne Inc. As a result, CyrusOne Inc., directly or indirectly, owns all the operating partnership units of CyrusOne LP. As the direct or indirect owner of all the operating partnership units of CyrusOne LP and as sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP, CyrusOne Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CyrusOne Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

IN MILLIONS, except share and per share amounts
As of	June 30, 2016	December 31, 2015
Assets
Investment in real estate:
Land	$122.9	$93.0
Buildings and improvements	995.2	905.3
Equipment	917.8	598.2
Construction in progress	178.9	231.1
Subtotal	2,214.8	1,827.6
Accumulated depreciation	(503.2)	(435.6)
Net investment in real estate	1,711.6	1,392.0
Cash and cash equivalents	13.2	14.3
Rent and other receivables (net of allowance for doubtful accounts of $1.8 and $1.0 as of June 30, 2016 and December 31, 2015, respectively)	66.4	76.1
Restricted cash	0.3	1.5
Goodwill	453.4	453.4
Intangible assets (net of accumulated amortization of $100.3 and $90.6 as of June 30, 2016 and December 31, 2015, respectively)	160.6	170.3
Other assets	105.8	88.0
Total assets	$2,511.3	$2,195.6
Liabilities and equity
Accounts payable and accrued expenses	$163.7	$136.6
Deferred revenue	71.7	78.7
Capital lease obligations	10.9	12.2
Long-term debt, net	1,096.2	996.5
Lease financing arrangements	144.3	150.0
Total liabilities	1,486.8	1,374.0
Commitment and contingencies
Equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 79,619,202 and 72,556,334 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	0.8	0.7
Additional paid in capital	1,215.7	967.2
Accumulated deficit	(191.5)	(145.9)
Accumulated other comprehensive loss	(0.5)	(0.4)
Total stockholders’ equity	1,024.5	821.6
Total liabilities and equity	$2,511.3	$2,195.6

The accompanying notes are an integral part of the consolidated financial statements.

CyrusOne Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

IN MILLIONS, except share and per share data
	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Revenue	$130.1	$89.1	$247.9	$174.8
Costs and expenses:
Property operating expenses	44.8	32.8	85.1	65.1
Sales and marketing	4.2	2.8	8.2	5.7
General and administrative	14.9	9.9	28.9	19.0
Depreciation and amortization	44.7	31.4	84.0	62.5
Transaction and acquisition integration costs	0.4	9.6	2.7	9.7
Asset impairments and loss on disposal	—	—	—	8.6
Total costs and expenses	109.0	86.5	208.9	170.6
Operating income	21.1	2.6	39.0	4.2
Interest expense	11.5	8.7	23.6	17.1
Net income (loss) before income taxes	9.6	(6.1)	15.4	(12.9)
Income tax expense	(0.5)	(0.4)	(0.7)	(0.8)
Net income (loss)	9.1	(6.5)	14.7	(13.7)
Noncontrolling interest in net loss	—	(1.0)	—	(3.9)
Net income (loss) attributed to common stockholders	$9.1	$(5.5)	$14.7	$(9.8)
Basic weighted average common shares outstanding	78.3	51.1	75.2	44.1
Diluted weighted average common shares outstanding	79.0	51.1	76.0	44.1
Income (loss) per share - basic and diluted	$0.11	$(0.11)	$0.19	$(0.23)
Dividends declared per share	$0.380	$0.315	$0.760	$0.630

The accompanying notes are an integral part of the consolidated financial statements.

CyrusOne Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

IN MILLIONS
	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net income (loss)	$9.1	$(6.5)	$14.7	$(13.7)
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.1)	0.3	(0.1)	—
Comprehensive income (loss)	9.0	(6.2)	14.6	(13.7)
Comprehensive loss attributable to noncontrolling interests	—	(1.0)	—	(3.9)
Comprehensive income (loss) attributable to CyrusOne Inc.	$9.0	$(5.2)	$14.6	$(9.8)

The accompanying notes are an integral part of the consolidated financial statements.

CyrusOne Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Stockholder's Equity/Parent's Net Investment
	Shares of Common Stock Outstanding	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity/ Parent’s Net Investment	Non- controlling Interest	Total Equity
IN MILLIONS
Balance January 1, 2015	38.7	$0.4	$516.5	$(55.9)	$(0.3)	$460.7	$256.3	$717.0
Net loss	—	—	—	(13.7)	—	(13.7)	—	(13.7)
Noncontrolling interest allocated net loss	—	—	—	3.9	—	3.9	(3.9)	—
Stock issuance costs	—	—	(0.6)	—	—	(0.6)	—	(0.6)
Stock based compensation	0.3	—	6.2	—	—	6.2	—	6.2
Tax payment upon exercise of equity awards	—	—	(0.7)	—	—	(0.7)	—	(0.7)
Issuance of common stock	27.3	0.2	799.1	—	—	799.3	—	799.3
Redemption of noncontrolling interest	—	—	(412.2)	—	—	(412.2)	(184.2)	(596.4)
Dividends and distributions, $0.63 per share	—	—	—	(33.2)	—	(33.2)	(12.3)	(45.5)
Balance at June 30, 2015	66.3	$0.6	$908.3	$(98.9)	$(0.3)	$809.7	$55.9	$865.6

Balance January 1, 2016	72.6	$0.7	$967.2	$(145.9)	$(0.4)	$821.6	$—	$821.6
Net income	—	—	—	14.7	—	14.7	—	14.7
Stock issuance costs	—	—	(0.5)	—	—	(0.5)	—	(0.5)
Stock based compensation	0.6	—	6.2	—	—	6.2	—	6.2
Tax payment upon exercise of equity awards	(0.5)	—	(13.6)	—	—	(13.6)	—	(13.6)
Issuance of common stock	6.9	0.1	256.4	—	—	256.5	—	256.5
Foreign currency translation adjustment	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Dividends, $0.76 per share	—	—	—	(60.3)	—	(60.3)	—	(60.3)
Balance at June 30, 2016	79.6	$0.8	$1,215.7	$(191.5)	$(0.5)	$1,024.5	$—	$1,024.5

The accompanying notes are an integral part of the consolidated financial statements.

CyrusOne Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

IN MILLIONS
	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cash flows from operating activities:
Net income (loss)	$14.7	$(13.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	84.0	62.5
Non-cash interest expense	1.5	1.4
Stock-based compensation expense	6.2	6.2
Provision for bad debt	0.7	0.2
Asset impairments and loss on disposal	—	8.6
Change in operating assets and liabilities:
Rent receivables and other assets	(8.9)	(7.8)
Accounts payable and accrued expenses	1.7	5.4
Deferred revenues	(7.0)	0.8
Due to affiliates	—	(1.9)
Net cash provided by operating activities	92.9	61.7
Cash flows from investing activities:
Capital expenditures – purchase of fixed assets	(131.1)	(17.3)
Capital expenditures – other development	(247.1)	(74.2)
Changes in restricted cash	1.2	—
Net cash used in investing activities	(377.0)	(91.5)
Cash flows from financing activities:
Issuance of common stock	256.5	799.3
Stock issuance costs	(0.5)	(0.6)
Acquisition of operating partnership units	—	(426.0)
Dividends paid	(52.9)	(33.8)
Borrowings from credit facility	415.0	70.0
Payments on credit facility	(315.0)	—
Payments on capital leases and leasing financing arrangements	(4.4)	(2.1)
Debt issuance costs	(2.1)	—
Tax payment upon exercise of equity awards	(13.6)	—
Net cash provided by financing activities	283.0	406.8
Net increase (decrease) in cash and cash equivalents	(1.1)	377.0
Cash and cash equivalents at beginning of period	14.3	36.5
Cash and cash equivalents at end of period	$13.2	$413.5
Supplemental disclosures
Cash paid for interest, net of amount capitalized	$27.2	$18.5
Cash paid for income taxes	1.2	1.9
Capitalized interest	5.0	2.5
Non-cash investing and financing activities
Forward contract for purchase of operating partnership units	—	170.3
Acquisition and development of properties in accounts payable and other liabilities	77.4	27.2
Dividends payable	31.8	25.3
Debt issuance costs	—	3.1
Taxes on vesting of shares	—	0.7
The accompanying notes are an integral part of the consolidated financial statements.

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

1. Description of Business
CyrusOne Inc., together with CyrusOne GP, a wholly owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. wholly owns CyrusOne LP (the operating partnership) and the subsidiaries of the operating partnership (collectively, “CyrusOne”, “we”, “us”, “our”, and the “Company”) is an owner, operator and developer of enterprise-class, carrier-neutral, multi-tenant data center properties. Our customers operate in a number of industries, including information technology, financial services, energy, oil and gas, mining, medical and consumer goods and services. We currently operate 35 data centers and 2 recovery centers located in the United States, United Kingdom and Singapore.

2. Formation and Recent Developments

Formation
Prior to November 20, 2012, CyrusOne was not an operative legal entity or a combination of legal entities.
On November 20, 2012, the operating partnership received a contribution of interests in real estate properties and the assumption of debt and other specified liabilities from CBI in exchange for the issuance of 123.7 million operating partnership units of CyrusOne LP to CBI.
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
On December 14, 2015, CyrusOne Inc. completed a public secondary offering of 1,350,000 shares of common stock on behalf of CBI. The Company received no proceeds from the offering. On December 31, 2015, CyrusOne Inc. completed an issuance of approximately 6.3 million newly issued shares of common stock in exchange for an equal number of operating partnership units of CyrusOne LP, held by a subsidiary of CBI. As of June 30, 2016, CBI owned approximately 4.7% of the common stock of CyrusOne Inc. All of the 79.6 million outstanding operating partnership units of CyrusOne LP are owned, directly or indirectly, by CyrusOne Inc.
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
On March 21, 2016, CyrusOne Inc. completed a public offering of 6.9 million shares of its common stock for $255.0 million, net of underwriting discounts of approximately $10.6 million. CyrusOne Inc. used the proceeds of $255.0 million to acquire 6.9 million units of operating partnership units. During the first quarter of 2016, the Company issued $0.9 million of common shares related to the exercise of stock options and $0.1 million of common shares related to the employee stock purchase plan. In total, offerings of common stock during the first quarter of 2016 resulted in $256.0 million of cash flow from financing activities on the consolidated statements of cash flows.
On May 2, 2016, CyrusOne Inc. and CyrusOne GP amended and restated the Agreement of Limited Partnership of CyrusOne LP (Amended LP Agreement) to reflect that CBI and its subsidiaries have ceased to be partners or hold any partnership interests in CyrusOne LP and therefore have no rights under the Amended LP Agreement. The Amended LP Agreement also effects certain

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

changes to clarify language, comply with or conform to Maryland and partnership tax law and make various technical corrections and ministerial changes.
On May 4, 2016, CyrusOne Inc. filed a Form S-3 with the SEC as a "well-known seasoned issuer" ("WKSI") using an automatic shelf registration process. Under this process, CyrusOne Inc. or any selling security holders may sell any combination of the securities described in the registration statement from time to time in one or more offerings in amounts to be determined at the time of any offering.
On July 1, 2016, the Company filed a prospectus supplement and entered into sales agreements (the Sales Agreements) with each of Raymond James & Associates, Inc., Jefferies LLC, KeyBanc Capital Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as sales agents, pursuant to which CyrusOne Inc. may issue and sell from time to time shares of its common stock having an aggregate gross sales price of up to $320.0 million, pursuant to an “at the market” program. Sales of shares of CyrusOne Inc. common stock under the Sales Agreements are made by means of ordinary brokers’ transactions on the NASDAQ Global Select Market or otherwise at market prices prevailing at the time of sale, subject to specific instructions of CyrusOne Inc., at negotiated prices.
On July 1, 2016, CyrusOne Inc. filed a Form S-8 with the SEC to increase the number of common shares available for issuance under the 2012 Long Term Incentive Plan from 4.0 million to 8.9 million.

3. Basis of Presentation
The accompanying financial statements as of June 30, 2016 and December 31, 2015, and for the three and six months ended June 30, 2016 and June 30, 2015, are prepared on a consolidated basis.
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
Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of June 30, 2016, and for the three and six months ended June 30, 2016 and 2015. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited financial statements as of December 31, 2015. All amounts reflected are in millions except share and per share data.

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

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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
For the six months ended June 30, 2015, we recognized impairments of $8.6 million related to the Austin 1 lease termination. There were no impairments recognized for the six months ended June 30, 2016.
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

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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
Deferred Leasing Costs—Deferred leasing costs are presented with Other assets in the accompanying consolidated balance sheets. Leasing commissions incurred at the commencement of a new lease are capitalized and amortized over the term of the customer lease. Amortization of deferred leasing costs is presented with Depreciation and amortization in the accompanying consolidated statements of operations. If a lease terminates prior to the expiration of the lease, the remaining unamortized cost is written off to amortization expense. As of June 30, 2016 and December 31, 2015, deferred leasing costs were $22.1 million and $14.2 million, respectively.
Deferred Financing Costs—Deferred financing costs include costs incurred in connection with issuance of debt, including our senior notes, term loans and revolving credit facilities. These costs include deferred financing costs associated with our revolving line of credit and are presented in the balance sheet as a direct reduction from the carrying amount of the debt liability to conform to the 2015 presentation. These financing costs are capitalized and amortized to expense over the term of the instrument and are included as a component of Interest expense.
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
Some of our leases are structured on a full-service gross basis in which the customer pays a fixed amount for both colocation rent and power. Other leases provide that the customer will be billed for power based upon actual usage which is separately metered. In both cases, this revenue is presented as Revenue in the accompanying consolidated statements of operations. Power is generally billed one month in arrears, and an estimate of this revenue is accrued in the month that the associated costs are incurred. We generally are not entitled to reimbursements for real estate taxes, insurance or other operating expenses. Generally, we receive an administrative fee when we manage the meters for our customers.
Revenue is recognized for services or products that are deemed separate units of accounting. When a customer makes an advance payment or they are contractually obligated to pay any amounts in advance, which is not deemed a separate unit of accounting, Deferred revenue is recorded. This revenue is recognized ratably over the expected term of the lease, unless the pattern of service suggests otherwise. As of June 30, 2016 and December 31, 2015, Deferred revenue was $71.7 million and $78.7 million, respectively.
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
Depreciation and Amortization Expense—Depreciation expense is recognized over the estimated useful lives of real estate applying the straight-line method. The useful life of leased real estate and leasehold improvements is the lesser of the economic useful life of the asset or the term of the lease, including optional renewal periods if renewal of the lease is reasonably assured. The residual value of leased real estate is estimated as the lesser of (i) the expected fair value of the asset at the end of the lease term or (ii) the expected amount of the unamortized liability at the end of the lease term. Estimated useful lives are periodically reviewed. Depreciation expense was $38.3 million and $71.3 million for the three and six months ended June 30, 2016, respectively, and $26.5 million and $52.7 million for the three and six months ended June 30, 2015, respectively.
Amortization expense is recognized over the estimated useful lives of finite-lived intangibles. Finite-lived intangibles include trademarks, customer relationships, favorable leasehold interests and deferred leasing costs. As of June 30, 2016, the estimated weighted average useful life of trademarks and customer relationships was 10 and 13 years, respectively. In addition, we have a

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

favorable leasehold interest related to a land lease that is being amortized over the lease term of 51 years. Deferred leasing costs are amortized over 3 to 5 years. Amortization expense was $6.4 million and $12.7 million for the three and six months ended June 30, 2016, respectively, and $4.9 million and $9.8 million for the three and six months ended June 30, 2015, respectively.
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions. The Company's previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. With a few exceptions, the Company is no longer subject to U. S. federal, state or local examinations for years prior to 2012, and we have no liabilities for uncertain tax positions as of June 30, 2016.
Earnings Per Share—Basic EPS includes only the weighted average number of common shares outstanding during the period. Diluted EPS includes the weighted average number of common shares and the dilutive effect of stock options, restricted stock and share unit awards outstanding during the period, when such instruments are dilutive.
All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are treated as participating in undistributed earnings with common stockholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted EPS is applied.
Stock-Based Compensation—In conjunction with the IPO, our board of directors adopted the 2012 Long-Term Incentive Plan, (LTIP) which was amended and restated by our stockholders on May 2, 2016. The LTIP is administered by the compensation committee of the board of directors, or the plan administrator. Awards issuable under the LTIP include common stock, restricted stock, stock options and other incentive awards. See Note 10 for additional details relating to these awards.
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

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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

Recently Issued Accounting Standards—Accounting Standards Update (ASU) No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606)
In May 2014, the Financial Accounting Standards Board (FASB) issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures which are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. In July 2015, the FASB voted to approve a one-year deferral of the effective date to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. This guidance permits two implementation approaches. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

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

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

ASU No. 2016-12 (ASU 2016-12), Revenue from Contracts with Customers (Subtopic 606)

In May 2016, the FASB issued guidance which amends certain aspects of the Board's new revenue standard, ASU 2014-09. The amendments include the collectibility of revenue, presentation of sales tax and other similar taxes collected from customers, contracts containing noncash considerations, and contract modifications and completed contracts at transition. The effective date and transition provisions are aligned with the requirements of ASU 2014-09.

5. Purchase of Fixed Assets

On March 31, 2016, CyrusOne LP purchased CME Group's suburban Chicago data center in Aurora, Illinois for $131.1 million, including transaction related costs, in an all cash transaction. CyrusOne LP financed the purchase with proceeds of CyrusOne Inc's March 2016 common stock offering. The purchase enhances the geographic diversification of CyrusOne, provides access to a high quality enterprise customer base and strengthens our product portfolio. The transaction adds to CyrusOne Inc.'s existing data center platform an approximately 428,000 square-foot facility data center serving the Chicago metropolitan region. In addition, CyrusOne acquired approximately 15 acres of land directly adjacent to the data center for future development.

The CME Group entered into a 15-year lease for data center space at the Aurora facility. The agreement is expected to enhance the range of services available to the Company and CME Group's mutual customers through connectivity, hosting and data offerings.

6. Long-Term Debt, Capital Lease Obligations and Lease Financing Arrangements
Long-term debt, Capital lease obligations and Lease financing arrangements presented in the accompanying consolidated financial statements consist of the following:

IN MILLIONS
As of	June 30, 2016	December 31, 2015
Credit facilities:
Revolving credit facility	$85.0	$235.0
Term loan	550.0	300.0
6.375% senior notes due 2022, including bond premium	477.5	477.6
Notes payable	1.4	1.5
Deferred financing costs	(17.7)	(17.6)
Long-term debt	1,096.2	996.5
Capital lease obligations	10.9	12.2
Lease financing arrangements	144.3	150.0
Total	$1,251.4	$1,158.7
Credit Facility—On March 17, 2016, CyrusOne LP entered into a first amended and restated credit agreement (the Credit Agreement) which amended and restated in its entirety the 2014 Credit Facility, as amended previously. The Credit Agreement provides for an additional $250.0 million senior unsecured term loan facility (the Additional Term Loan) in addition to the existing $300.0 million Initial Term Loan and the existing $650.0 million Revolving Credit Facility. The Credit Agreement has an accordion feature under which CyrusOne LP may request an increase in the total commitments up to an amount not to exceed $250.0 million. Deferred financing costs of $2.1 million related to the Additional Term Loan were recorded as of June 30, 2016.
The Revolving Credit Facility is scheduled to mature in October 2018 and includes a one-year extension option, which if exercised by CyrusOne LP would extend the maturity date to October 2019. The Initial Term Loan is scheduled to mature in October 2019. The Additional Term Loan is scheduled to mature in September 2021. The Revolving Credit Facility currently bears interest at a rate per annum equal to LIBOR plus 1.70% and the Initial Term Loan and the Additional Term Loan currently bear interest at a rate per annum equal to LIBOR plus 1.65%.
We pay commitment fees for the unused amount of borrowings on the Revolving Credit Facility and letter of credit fees on any outstanding letters of credit. The commitment fees are equal to 0.25% per annum of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. Commitment fees related to the Credit Agreement were $0.4 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively.

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Commitment fees related to the Credit Agreement were $0.7 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively.
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
In November and December of 2014, we repurchased a portion of our 6.375% senior notes with an aggregate face value of $150.2 million for a purchase price of $163.0 million, including accrued and unpaid interest. This resulted in a loss on extinguishment of debt of $12.8 million.
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
Notwithstanding these limitations, we will be permitted, subject to the terms and conditions of the Credit Agreement, to distribute to our stockholders cash dividends in an amount not to exceed 95% of our Funds From Operations (FFO), as defined in the Credit Agreement for any period. Similarly, our indenture permits dividends and distributions necessary for us to maintain our status as a REIT.
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

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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
As of June 30, 2016, we believe we were in compliance with all covenants.
Notes payable—As of June 30, 2016, the Company had a note payable for approximately $1.4 million with a third-party for electrical infrastructure at one of the Company's locations. The note payable matures in January 2034. We will pay approximately $9,000 per month until maturity under the note payable.
Deferred financing costs—Deferred financing costs are costs incurred in connection with obtaining long-term financing. Deferred financing costs were incurred in connection with the issuance of the Revolving Credit Facility, the Initial Term Loan, the Existing Term Loan and 6.375% senior notes due 2022. As of June 30, 2016 and December 31, 2015, deferred financing costs totaled $17.7 million and $17.6 million, respectively. Deferred financing costs related to the senior notes are amortized using the effective interest method over the term of the related indebtedness. Deferred financing costs related to the Revolving Credit Facility and Initial Term Loan and Additional Term Loan are amortized using the straight-line method. Amortization of deferred financing costs, included in Interest expense in the consolidated statements of operations totaled $1.1 million and $2.0 million for the three and six months ended June 30, 2016, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2015, respectively.
Capital lease obligations—We use leasing as a source of financing for certain of our data center facilities and related equipment. We currently operate eight data center facilities under leases recognized as capital leases. We have options to extend the initial lease term on all these leases and options to purchase the facility for one of these leases.
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
Interest expense on Capital lease obligations and Lease financing arrangements was $2.5 million and $4.9 million for the three and six months ended June 30, 2016, respectively, and $1.3 million and $2.7 million for the three and six months ended June 30, 2015, respectively.

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

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

The carrying value and fair value of other financial instruments are as follows:

IN MILLIONS
As of	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
6.375% senior notes due 2022	$477.5	$491.0	$477.6	$493.8
Revolving credit facility and term loans	635.0	635.0	535.0	535.0
Note payable	1.4	1.1	1.5	1.2
The fair value of our 6.375% senior notes as of June 30, 2016 and December 31, 2015 was based on the quoted market price for these notes, which is considered Level 1 of the fair value hierarchy. The carrying value of the Revolving Credit Facility, the Initial Term Loan and the Additional Term Loan approximates estimated fair value as of June 30, 2016, due to the variability of interest rates and the stability of our credit ratings. The fair value of the note payable at June 30, 2016 and December 31, 2015, was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration. These fair value measurements are considered Level 3 of the fair value hierarchy.
8. Noncontrolling Interest - Operating Partnership
The following table shows the ownership interests as of June 30, 2016 and 2015, and the portion of net income (loss) and distributions for the six months ended June 30, 2016 and 2015:

As of	June 30, 2016		June 30, 2015
(in millions, except unit amount)	The Company	CBI	The Company	CBI
Operating partnership units	79.6	—	66.3	6.3
Ownership %	100.0%	—%	91.3%	8.7%
Portion of net income (loss)	14.7	—	(9.8)	(3.9)
Distributions	(60.3)	—	(33.2)	(12.3)
Prior to the IPO, the operating partnership received a contribution of interests in real estate properties and the assumption of debt and other specified liabilities from CBI in exchange for the issuance of 123.7 million operating partnership units of CyrusOne LP to CBI.
After the IPO on January 24, 2013, CBI retained a noncontrolling interest in the operating partnership of 66.1%. The Company completed public offerings in 2014 and 2015 in which the proceeds were used to acquire the limited partnership interests in the operating partnership from CBI.
As of December 31, 2015, CBI owned approximately 9.5% of the Company’s common stock, and all of the operating partnership units of CyrusOne LP were owned, directly or indirectly, by the Company.
CyrusOne Inc. had no noncontrolling interests as of June 30, 2016, and CBI owned approximately 4.7% of the Company's common stock.
9. Dividends
On May 4, 2016, we announced a regular cash dividend of $0.38 per common share payable to stockholders of record at the close of business on June 24, 2016. The dividends were paid on July 15, 2016.

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

10. Stock-Based Compensation Plans
Stock-based compensation expense was as follows:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Founders	$—	$1.3	$0.3	$2.6
2013 Grants	—	0.1	0.1	0.4
2014 Grants	0.3	0.5	0.6	1.3
2015 Grants	0.8	1.3	1.9	1.9
2016 Grants	2.1	—	3.3	—
Total	$3.2	$3.2	$6.2	$6.2
In conjunction with the IPO, the board of directors of CyrusOne Inc. adopted the LTIP. On May 2, 2016, our stockholders approved the amended and restated LTIP. The LTIP is administered by the board of directors. Awards issuable under the LTIP include common stock, restricted stock, stock options and other incentive awards. CyrusOne Inc. has reserved a total of 8.9 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. The related stock compensation expense incurred by CyrusOne Inc. is allocated to the operating partnership. Shares available under the LTIP at June 30, 2016, were approximately 0.8 million. Shares vest according to each agreement and as long as the employee remains employed with the Company. The Company uses the Black-Scholes option-pricing model for time and performance-based options and a Monte Carlo simulation for market-based awards. Compensation expense is measured based on the estimated grant-date fair value. Expense for time-based grants is recognized under a straight-line method. For market-based grants, expense is recognized under a graded expense attribution method. For performance-based grants, expense is recognized under a graded expense attribution method if it is probable that the performance targets will be achieved.
Founders Grants
On January 24, 2013, the Company granted 1.0 million shares of time-based restricted stock, which had an aggregate value of $19.0 million on the grant date. Holders of the restricted stock have all of the rights and privileges of stockholders including but not limited to the right to vote, receive dividends and distributions upon liquidation of CyrusOne. These shares vested on January 24, 2016.
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
The holders of restricted stock shall have all of the rights and privileges of stockholders including the right to vote. Any dividends paid with respect to the shares shall be accrued by the Company and distributed on the vesting date provided that the applicable performance goal has been attained. As of June 30, 2016, there was no unearned compensation representing the unvested portion of the awards granted during 2013.
2014 Grants
On February 7, 2014, the Company issued performance and market-based awards under the LTIP in the form of restricted stock. The grant date fair value of the restricted stock was $20.65 per share.

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

For these awards, vesting was tied 50% to the achievement of cumulative Adjusted EBITDA targets and 50% to a market-based performance measure. These awards generally vest annually over a three-year period upon the achievement of cumulative Adjusted EBITDA targets. The first two years are capped at 100% of the target with a cumulative true-up in year three. The portion of the award tied to market-based measures cliff vest at the end of three years upon the achievement of the applicable targets.
There were additional shares of time-based restricted stock issued during 2014 that cliff vest at the end of three years.
As of June 30, 2016, unearned compensation representing the unvested portion of the awards granted during 2014, net of forfeitures, totaled $0.7 million, with a weighted average vesting period of 0.6 years.
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
The stock options are time-based and vest annually on a pro-rata basis over 3 years. The stock option awards have a contractual life of 10 years from the award date and were granted with an exercise price equal to $28.44. There were additional time and performance-based restricted stock issued and options granted during 2015. These awards generally vest annually over a three year period or cliff vest at the end of three years based on the employee's agreement.
As of June 30, 2016, unearned compensation representing the unvested portion of the awards granted in 2015, net of forfeitures, totaled $4.5 million, with a weighted average vesting period of 1.4 years.
2016 Grants
On January 29, 2016, the Company issued time, performance and market-based awards under the LTIP in the form of restricted stock. The grant date fair value of the shares was $36.85 per share. On February 1, 2016, the Company issued time-based restricted stock awards to Board members, and the grant date fair value of the restricted stock was $36.99 per share. The Company also issued a total of 587,536 shares of restricted stock. The Company issued stock options on February 1, 2016. The stock option awards have a contractual life of 10 years from the award date and were granted with an exercise price equal to $36.99. The Company issued 222,461 options with a grant date fair value of $6.99. In addition, on May 2, 2016, the Company issued 7,275 time-based restricted stock awards under the LTIP to a Board member and various employees.
The time-based restricted stock awards generally vest pro-rata annually over a three-year period. The performance and market-based restricted stock awards vest annually based upon the achievement of certain criteria for each of the three-year measurement periods. The first two years are capped at 100% of the target with a cumulative true-up in year three. Certain employees were also awarded time-based restricted stock that cliff vest at the end of three years. The stock options are time-based and vest annually on a pro-rata basis over 3 years.
As of June 30, 2016, unearned compensation representing the unvested portion of the awards granted in 2016, net of forfeitures, totaled $15.6 million, with a weighted average vesting period of 2.1 years.

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

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

The following table reflects the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2016 and 2015:

IN MILLIONS, except per share amounts
	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss) attributed to common stockholders	$9.1	$9.1	$(5.5)	$(5.5)	$14.7	$14.7	$(9.8)	$(9.8)
Less: Restricted stock dividends	(0.2)	(0.2)	(0.3)	(0.3)	(0.3)	(0.3)	(0.5)	(0.5)
Net income (loss) available to stockholders	$8.9	$8.9	$(5.8)	$(5.8)	$14.4	$14.4	$(10.3)	$(10.3)
Denominator:
Weighted average common outstanding-basic	78.3	78.3	51.1	51.1	75.2	75.2	44.1	44.1
Performance-based restricted stock(1)		0.6		—		0.7		—
Convertible securities(1)		0.1		—		0.1		—
Weighted average shares outstanding-diluted		79.0		51.1		76.0		44.1
EPS:
Net income (loss) per share-basic	$0.11		$(0.11)		$0.19		$(0.23)
Effect of dilutive shares:
Net income (loss) per share-diluted		$0.11		$(0.11)		$0.19		$(0.23)

 (1) We have excluded 1.1 million weighted average shares of restricted stock, and 19.7 million of operating partnership units which are securities convertible into our common stock, from our diluted earnings per share as of June 30, 2015. These amounts were deemed anti-dilutive.

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
Total revenues were $5.8 million and $11.2 million for the three and six months ended June 30, 2015, respectively. Total operating costs and expenses were $0.4 million and $0.9 million for the three and six months ended June 30, 2015, respectively.
At December 31, 2015, CBI owned 9.5% of the outstanding common stock of CyrusOne Inc. and no operating partnership units, at which point it ceased to be a related party of CyrusOne Inc.  As of June 30, 2016, CBI owned approximately 4.7% of the outstanding common stock of CyrusOne Inc.
The dividends payable as of June 30, 2016, reflect the balance due to subsidiaries of CBI related to the dividend and distribution announced on May 4, 2016 of $0.38 per share based on CBI's ownership of common shares of CyrusOne Inc. as of the Record Date of June 24, 2016.

13. Income Taxes
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
We have elected to designate two subsidiaries as taxable REIT subsidiaries (each a TRS). A TRS may perform services for our tenants that would otherwise be considered impermissible for REITs. The income generated from these services is taxed at federal and state corporate rates. While CyrusOne Inc. and the operating partnership do not pay federal income taxes, we are still subject to foreign, state, and local income taxes in the locations in which we conduct business. Income tax expense was $0.5 million and $0.7 million for the three and six months ended June 30, 2016, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2015, respectively.
For certain entities we calculate deferred tax assets and liabilities for temporary differences in the basis between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Deferred tax assets (net of valuation allowance) and liabilities were accrued, as necessary, for the periods ended June 30, 2016 and December 31, 2015. Historically, we have recorded a full valuation allowance on our foreign net deferred tax assets related to our foreign generated net operating losses due to the uncertainty of their realization. In 2013 and 2014, management determined it was necessary to record a full valuation allowance on all of our domestic and foreign net deferred tax assets due to the uncertainty of their realization. Accordingly, at June 30, 2016 and December 31, 2015, the net domestic and foreign deferred tax assets were zero.

14. Guarantors
CyrusOne Inc.
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the Issuers), had $477.5 million aggregate principal amount of 6.375% senior notes outstanding, including bond premium, at June 30, 2016. As of June 30, 2016, the 6.375% senior notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (Parent Guarantor), CyrusOne GP (General Partner), and CyrusOne LP’s wholly owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc., CyrusOne Foreign Holdings LLC, Cervalis Holdings LLC, and Cervalis LLC (such subsidiaries, together the Guarantor Subsidiaries). None of CyrusOne LP's subsidiaries organized outside of the United States (collectively, the Non-Guarantor Subsidiaries) guarantee the 6.375% senior notes. Subject to the provisions of the indenture governing the 6.375% senior notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

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
CyrusOne GP – CyrusOne GP was formed on July 31, 2012, and is a wholly owned subsidiary of CyrusOne Inc. Effective upon completion of CyrusOne Inc.’s IPO, this entity became the general partner and 1% owner of CyrusOne LP and has no other assets or operations. Prior to the IPO, this entity did not incur any obligations or record any transactions.
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

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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
Non-Guarantor Subsidiaries consist of wholly owned subsidiaries which conduct operations in the United Kingdom and Singapore, as well as CyrusOne Government Services LLC, a Delaware limited liability company and wholly owned subsidiary of CyrusOne LP.
The following schedules present the balance sheets as of June 30, 2016 and December 31, 2015, and the statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016 and June 30, 2015, and the statements of cash flows for the six months ended June 30, 2016 and June 30, 2015 for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries.
The consolidating statements of cash flows for the six months ended June 30, 2016, includes the acquisition of Cervalis in July 2015. The results for Cervalis are included in the Guarantor Subsidiaries financial statements subsequent to the acquisition.

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Consolidating Balance Sheets

IN MILLIONS	As of June 30, 2016
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$122.9	$—	$—	$122.9
Buildings and improvements	—	—	—	—	958.1	37.0	0.1	995.2
Equipment	—	—	—	—	913.5	1.0	3.3	917.8
Construction in progress	—	—	—	—	176.7	—	2.2	178.9
Subtotal	—	—	—	—	2,171.2	38.0	5.6	2,214.8
Accumulated depreciation	—	—	—	—	(492.7)	(10.5)	—	(503.2)
Net investment in real estate	—	—	—	—	1,678.5	27.5	5.6	1,711.6
Cash and cash equivalents	—	—	—	—	10.9	2.3	—	13.2
Investment in subsidiaries	1,032.8	10.3	1,149.9	—	—	—	(2,193.0)	—
Restricted cash	—	—	—	—	0.3	—	—	0.3
Rent and other receivables	—	—	—	—	65.0	1.4	—	66.4
Intercompany receivable	17.9	—	1,000.2	—	—	0.3	(1,018.4)	—
Goodwill	—	—	—	—	453.4	—	—	453.4
Intangible assets, net	—	—	—	—	160.6	—	—	160.6
Other assets	—	—	—	—	103.0	2.8	—	105.8
Total assets	$1,050.7	$10.3	$2,150.1	$—	$2,471.7	$34.3	$(3,205.8)	$2,511.3
Accounts payable and accrued expenses	$31.8	$—	$4.6	$—	$126.5	$0.8	$—	$163.7
Deferred revenue	—	—	—	—	71.0	0.7	—	71.7
Intercompany payable	—	—	17.9	—	1,001.4	—	(1,019.3)	—
Capital lease obligations	—	—	—	—	4.9	6.0	—	10.9
Long-term debt	—	—	1,094.8	—	1.4	—	—	1,096.2
Lease financing arrangements	—	—	—	—	116.6	27.7	—	144.3
Total liabilities	31.8	—	1,117.3	—	1,321.8	35.2	(1,019.3)	1,486.8
Total stockholders' equity	1,018.9	10.3	1,032.8	—	1,149.9	(0.9)	(2,186.5)	1,024.5
Total liabilities and equity	$1,050.7	$10.3	$2,150.1	$—	$2,471.7	$34.3	$(3,205.8)	$2,511.3

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS	As of December 31, 2015
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$93.0	$—	$—	$93.0
Buildings and improvements	—	—	—	—	865.6	39.6	0.1	905.3
Equipment	—	—	—	—	594.7	0.9	2.6	598.2
Construction in progress	—	—	—	—	229.8	0.1	1.2	231.1
Subtotal	—	—	—	—	1,783.1	40.6	3.9	1,827.6
Accumulated depreciation	—	—	—	—	(426.0)	(9.6)	—	(435.6)
Net investment in real estate	—	—	—	—	1,357.1	31.0	3.9	1,392.0
Cash and cash equivalents	—	—	—	—	10.4	3.9	—	14.3
Investment in subsidiaries	817.7	8.2	850.6	—	0.7	—	(1,677.2)	—
Restricted cash	—	—	—	—	1.5	—	—	1.5
Rent and other receivables	—	—	—	—	74.8	1.3	—	76.1
Intercompany receivable	—	—	991.3	—	—	—	(991.3)	—
Goodwill	—	—	—	—	453.4	—	—	453.4
Intangible assets, net	—	—	—	—	170.3	—	—	170.3
Other assets	—	—	—	—	85.3	2.7	—	88.0
Total assets	$817.7	$8.2	$1,841.9	$—	$2,153.5	$38.9	$(2,664.6)	$2,195.6
Accounts payable and accrued expenses	$—	$—	$29.2	$—	$106.8	$0.6	$—	$136.6
Deferred revenue	—	—	—	—	78.0	0.7	—	78.7
Intercompany payable	—	—	—	—	991.3	—	(991.3)	—
Capital lease obligations	—	—	—	—	6.1	6.1	—	12.2
Long-term debt	—	—	995.0	—	1.5	—	—	996.5
Lease financing arrangements	—	—	—	—	119.2	30.8	—	150.0
Total liabilities	—	—	1,024.2	—	1,302.9	38.2	(991.3)	1,374.0
Total stockholders' equity	817.7	8.2	817.7	—	850.6	0.7	(1,673.3)	821.6
Total liabilities and equity	$817.7	$8.2	$1,841.9	$—	$2,153.5	$38.9	$(2,664.6)	$2,195.6

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Consolidating Statements of Operations and Comprehensive Income (Loss)

IN MILLIONS	Three Months Ended June 30, 2016
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/ Consolidations	Total
Revenue	$—	$—	$—	$—	$128.8	$1.3	$—	$130.1
Costs and expenses:
Property operating expenses	—	—	—	—	44.2	0.6	—	44.8
Sales and marketing	—	—	—	—	4.2	—	—	4.2
General and administrative	—	—	—	—	14.8	0.1	—	14.9
Depreciation and amortization	—	—	—	—	44.1	0.6	—	44.7
Transaction and acquisition integration costs	—	—	—	—	0.4	—	—	0.4
Total costs and expenses	—	—	—	—	107.7	1.3	—	109.0
Operating income	—	—	—	—	21.1	—	—	21.1
Interest expense	—	—	12.1	—	—	0.7	(1.3)	11.5
Income (loss) before income taxes	—	—	(12.1)	—	21.1	(0.7)	1.3	9.6
Income tax expense	—	—	—	—	(0.5)	—	—	(0.5)
Equity earnings (loss) related to investment in subsidiaries	7.8	—	19.9	—	(0.7)	—	(27.0)	—
Net income (loss)	7.8	—	7.8	—	19.9	(0.7)	(25.7)	9.1
Noncontrolling interest in net income (loss)	—	—	—	—	—	—	—	—
Net income (loss) attributed to common stockholders	7.8	—	7.8	—	19.9	(0.7)	(25.7)	9.1
Other comprehensive loss	—	—	—	—	—	(0.1)	—	(0.1)
Comprehensive income (loss) attributable to common stockholders	$7.8	$—	$7.8	$—	$19.9	$(0.8)	$(25.7)	$9.0

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS	Three Months Ended June 30, 2015
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$87.8	$1.3	$—	$89.1
Costs and expenses:
Property operating expenses	—	—	—	—	32.1	0.7	—	32.8
Sales and marketing	—	—	—	—	2.7	0.1	—	2.8
General and administrative	—	—	—	—	10.1	(0.2)	—	9.9
Depreciation and amortization	—	—	—	—	30.7	0.7	—	31.4
Transaction and acquisition integration costs	—	—	—	—	9.6	—	—	9.6
Total costs and expenses	—	—	—	—	85.2	1.3	—	86.5
Operating income	—	—	—	—	2.6	—	—	2.6
Interest expense	—	—	8.6	—	—	0.8	(0.7)	8.7
Income (loss) before income taxes	—	—	(8.6)	—	2.6	(0.8)	0.7	(6.1)
Income tax expense	—	—	—	—	(0.4)	—	—	(0.4)
Equity earnings (loss) related to investment in subsidiaries	(6.2)	(0.1)	1.4	—	(0.8)	—	5.7	—
Net income (loss)	(6.2)	(0.1)	(7.2)	—	1.4	(0.8)	6.4	(6.5)
Noncontrolling interest in net loss	—	—	—	—	—	—	(1.0)	(1.0)
Net income (loss) attributed to common stockholders	(6.2)	(0.1)	(7.2)	—	1.4	(0.8)	7.4	(5.5)
Other comprehensive loss	—	—	—	—	—	0.3	—	0.3
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Comprehensive income (loss) attributable to common stockholders	$(6.2)	$(0.1)	$(7.2)	$—	$1.4	$(0.5)	$7.4	$(5.2)

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS	Six Months Ended June 30, 2016
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/ Consolidations	Total
Revenue	$—	$—	$—	$—	$245.2	$2.7	$—	$247.9
Costs and expenses:
Property operating expenses	—	—	—	—	83.9	1.2	—	85.1
Sales and marketing	—	—	—	—	8.2	—	—	8.2
General and administrative	—	—	—	—	28.8	0.1	—	28.9
Depreciation and amortization	—	—	—	—	82.7	1.3	—	84.0
Transaction and acquisition integration costs	—	—	—	—	2.7	—	—	2.7
Asset impairments and loss on disposal	—	—	—	—	—	—	—	—
Total costs and expenses	—	—	—	—	206.3	2.6	—	208.9
Operating income	—	—	—	—	38.9	0.1	—	39.0
Interest expense	—	—	23.8	—	—	1.5	(1.7)	23.6
Income (loss) before income taxes	—	—	(23.8)	—	38.9	(1.4)	1.7	15.4
Income tax expense	—	—	—	—	(0.7)	—	—	(0.7)
Equity earnings (loss) related to investment in subsidiaries	13.0	0.1	36.8	—	(1.4)	—	(48.5)	—
Net income (loss)	13.0	0.1	13.0	—	36.8	(1.4)	(46.8)	14.7
Noncontrolling interest in net income (loss)	—	—	—	—	—	—	—	—
Net income (loss) attributed to common stockholders	13.0	0.1	13.0	—	36.8	(1.4)	(46.8)	14.7
Other comprehensive loss	—	—	—	—	—	(0.1)	—	(0.1)
Comprehensive income (loss) attributable to common stockholders	$13.0	$0.1	$13.0	$—	$36.8	$(1.5)	$(46.8)	$14.6

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS	Six Months Ended June 30, 2015
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$172.2	$2.6	$—	$174.8
Costs and expenses:
Property operating expenses	—	—	—	—	63.8	1.3	—	65.1
Sales and marketing	—	—	—	—	5.6	0.1	—	5.7
General and administrative	—	—	—	—	19.1	(0.1)	—	19.0
Depreciation and amortization	—	—	—	—	61.2	1.3	—	62.5
Transaction and acquisition integration costs	—	—	—	—	9.7	—	—	9.7
Asset impairments and loss on disposal	—	—	—	—	8.6	—	—	8.6
Total costs and expenses	—	—	—	—	168.0	2.6	—	170.6
Operating income	—	—	—	—	4.2	—	—	4.2
Interest expense	—	—	16.9	—	—	1.6	(1.4)	17.1
Income (loss) before income taxes	—	—	(16.9)	—	4.2	(1.6)	1.4	(12.9)
Income tax expense	—	—	—	—	(0.8)	—	—	(0.8)
Equity earnings (loss) related to investment in subsidiaries	(11.2)	(0.2)	1.8	—	(1.6)	—	11.2	—
Net income (loss)	(11.2)	(0.2)	(15.1)	—	1.8	(1.6)	12.6	(13.7)
Noncontrolling interest in net loss	—	—	—	—	—	—	(3.9)	(3.9)
Net income (loss) attributed to common stockholders	(11.2)	(0.2)	(15.1)	—	1.8	(1.6)	16.5	(9.8)
Other comprehensive loss	—	—	—	—	—	—	—	—
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Comprehensive income (loss) attributable to common stockholders	$(11.2)	$(0.2)	$(15.1)	$—	$1.8	$(1.6)	$16.5	$(9.8)

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Consolidating Statements of Cash Flows

IN MILLIONS	Six Months Ended June 30, 2016
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/Consolidations	Total
Cash flows from operating activities:
Net income (loss)	$13.0	$0.1	13.0	$—	$36.8	$(1.4)	$(46.8)	$14.7
Equity income (loss) related to investment in subsidiaries	(13.0)	(0.1)	(36.8)	—	1.4	—	48.5	—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	—	82.7	1.3	—	84.0
Non-cash interest expense	—	—	1.5	—	—	—	—	1.5
Stock-based compensation expense	—	—	—	—	6.2	—	—	6.2
Provision for bad debt	—	—	—	—	0.7	—	—	0.7
Change in operating assets and liabilities:
Rent receivables and other assets	—	—	—	—	(8.7)	(0.2)	—	(8.9)
Accounts payable and accrued expenses	—	—	—	—	1.5	0.2	—	1.7
Deferred revenues	—	—	—	—	(7.0)	—	—	(7.0)
Net cash provided by (used in) operating activities	—	—	(22.3)	—	113.6	(0.1)	1.7	92.9
Cash flows from investing activities:
Capital expenditures - purchase of fixed assets	—	—	—	—	(131.1)	—	—	(131.1)
Capital expenditures - other development	—	—	—	—	(246.5)	(0.6)	—	(247.1)
Investment in subsidiaries	(256.3)	(2.6)	(256.3)	—	—	—	515.2	—
Changes in restricted cash	—	—	—	—	1.2	—	—	1.2
Return of investment	50.8	—	—	—	—	—	(50.8)	—
Intercompany borrowings	14.0	—	(8.8)	—	—	(0.3)	(4.9)	—
Net cash provided by (used in) investing activities	(191.5)	(2.6)	(265.1)	—	(376.4)	(0.9)	459.5	(377.0)
Cash flows from financing activities:
Issuance of common stock	256.5	—	—	—	—	—	—	256.5
Stock issuance costs	(0.5)	—	—	—	—	—	—	(0.5)
Dividends paid	(50.9)	—	(52.8)	—	—	—	50.8	(52.9)
Intercompany borrowings	—	—	(14.0)	—	10.8	—	3.2	—
Borrowings from credit facility	—	—	415.0	—	—	—	—	415.0
Payments on credit facility	—	—	(315.0)	—	—	—	—	(315.0)
Payments on capital leases and lease financing arrangements	—	—	—	—	(3.8)	(0.6)	—	(4.4)
Tax payment upon exercise of equity awards	(13.6)	—	—	—	—	—	—	(13.6)
Contributions/distributions from parent	—	2.6	256.3	—	256.3	—	(515.2)	—
Debt issuance costs	—	—	(2.1)	—	—	—	—	(2.1)
Net cash provided by (used in) financing activities	191.5	2.6	287.4	—	263.3	(0.6)	(461.2)	283.0
Net increase in cash and cash equivalents	—	—	—	—	0.5	(1.6)	—	(1.1)
Cash and cash equivalents at beginning of period	—	—	—	—	10.4	3.9	—	14.3
Cash and cash equivalents at end of period	$—	$—	$—	$—	$10.9	$2.3	$—	$13.2

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS	Six Months Ended June 30, 2015
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/Consolidations	Total
Cash flows from operating activities:
Net income (loss)	$(11.2)	$(0.2)	$(15.1)	$—	$1.8	$(1.6)	$12.6	$(13.7)
Equity earnings (loss) related to investment in subsidiaries	11.2	0.2	(1.8)	—	1.6	—	(11.2)	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	—	61.2	1.3	—	62.5
Non-cash interest expense	—	—	1.4	—	—	—	—	1.4
Stock-based compensation expense	—	—	—	—	6.2	—	—	6.2
Provision for bad debt	—	—	—	—	0.2	—	—	0.2
Asset impairments	—	—	—	—	8.6	—	—	8.6
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	(2.9)	—	(6.6)	1.7	—	(7.8)
Accounts payable and accrued expenses	—	—	13.0	—	(7.7)	0.1	—	5.4
Deferred revenues	—	—	—	—	0.8	—	—	0.8
Due to affiliates	—	—	—	—	(1.9)	—	—	(1.9)
Net cash provided by operating activities	—	—	(5.4)	—	64.2	1.5	1.4	61.7
Cash flows from investing activities:
Capital expenditures - purchase of fixed assets	—	—	—	—	(17.3)	—	—	(17.3)
Capital expenditures - other development	—	—	—	—	(74.4)	0.2	—	(74.2)
Investment in and loans to subsidiaries	(373.3)	—	—	—	373.3	—	—	—
Return of investment	26.0	(2.0)	39.2	—	(5.2)	—	(58.0)	—
Intercompany contributions/distributions	—	—	(70.0)	—	—	—	70.0	—
Net cash provided by (used in) investing activities	(347.3)	(2.0)	(30.8)	—	276.4	0.2	12.0	(91.5)
Cash flows from financing activities:
Issuance of common stock	799.3	—	—	—	—	—	—	799.3
Stock issuance costs	(0.6)	—	—	—	—	—	—	(0.6)
Acquisition of partnership units	(426.0)	—	—	—	—	—	—	(426.0)
Dividends paid	(25.4)	—	(33.8)	—	(33.8)	—	59.2	(33.8)
Intercompany borrowings	—	—	—	—	70.0	—	(70.0)	—
Borrowings from credit facility	—	—	70.0	—	—	—	—	70.0
Payments on capital leases and lease financing arrangements	—	—	—	—	(1.6)	(0.5)	—	(2.1)
Contributions/distributions from parent	—	2.0	—	—	—	0.6	(2.6)	—
Net cash provided by (used in) financing activities	347.3	2.0	36.2	—	34.6	0.1	(13.4)	406.8
Net increase (decrease) in cash and cash equivalents	—	—	—	—	375.2	1.8	—	377.0
Cash and cash equivalents at beginning of period	—	—	—	—	33.5	3.0	—	36.5
Cash and cash equivalents at end of period	$—	$—	$—	$—	$408.7	$4.8	$—	$413.5

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
In particular, statements pertaining to our capital resources, portfolio performance, financial condition and results of operations contain certain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” "estimates" or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) loss of key customers; (ii) economic downturn, natural disaster or oversupply of data centers in the limited geographic areas that we serve; (iii) risks related to the development of our properties and our ability to successfully lease those properties; (iv) loss of access to key third-party service providers and suppliers; (v) risks of loss of power or cooling which may interrupt our services to our customers; (vi) inability to identify and complete acquisitions and operate acquired properties; (vii) our failure to obtain necessary outside financing on favorable terms, or at all; (viii) restrictions in the instruments governing our indebtedness; (ix) risks related to environmental matters; (x) unknown or contingent liabilities related to our acquired properties; (xi) significant competition in our industry; (xii) loss of key personnel; (xiii) risks associated with real estate assets and the industry; (xiv) failure to maintain our status as a REIT or to comply with the highly technical and complex REIT provisions of the Internal Revenue Code of 1986, as amended (the Code); (xv) REIT distribution requirements could adversely affect our ability to execute our business plan; (xvi) insufficient cash available for distribution to stockholders; (xvii) future offerings of debt may adversely affect the market price of our common stock; (xviii) increases in market interest rates may drive potential investors to seek higher dividend yields and reduce demand for our common stock; (xix) market price and volume of stock could be volatile; and (xx) other factors affecting the real estate industry generally.
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

Overview
Our Company. We are an owner, operator and developer of enterprise-class, carrier-neutral multi-tenant data center properties. Our data centers are generally purpose-built facilities with redundant power, cooling and access to a range of telecommunications carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology (IT) infrastructure for 940 customers (not including customers that have signed leases but have not begun occupying space) in 35 data centers and 2 recovery centers in 11 distinct markets (9 cities in the U.S., London and Singapore). We provide twenty-four hours-a-day, seven-days-a-week security guard monitoring with customizable security features.
We provide mission-critical data center facilities that protect and ensure the continued operation of IT infrastructure for our customers. Our goal is to be the preferred global data center provider to the Fortune 1000. As of June 30, 2016, our customers included 9 of the Fortune 20 and 177 of the Fortune 1000 or private or foreign enterprises of equivalent size. These 177 Fortune 1000 customers or private or foreign enterprises of equivalent size provided 65% of our annualized rent as of June 30, 2016. Additionally, as of June 30, 2016, our top 10 customers represented 34% of our annualized rent.
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
Our Portfolio. As of June 30, 2016, our property portfolio included 35 data centers and 2 recovery centers in 11 distinct markets (9 cities in the U.S., London and Singapore) collectively providing approximately 3,775,000 net rentable square feet (NRSF) and powered by approximately 348 MW of available critical load capacity. Since December 31, 2015, the NRSF increased by 821,000 due to increases in Chicago of 311,000, San Antonio of 117,000, Northern Virginia of 226,000, and other properties accounted for the remaining increase. We own 22 of the buildings in which our data center facilities are located. We lease the remaining 15 buildings, which account for approximately 700,000 NRSF, or approximately 18% of our total operating NRSF. These leased buildings accounted for 29% of our total annualized rent as of June 30, 2016. We also had approximately 386,000 NRSF under development as well as an aggregate of approximately 851,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 230 acres of land that are available for future data center shell development. Along with our primary product offering, leasing of colocation space, our customers are increasingly interested in ancillary office and other space. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers.

Results of Operations
Three and Six Months Ended June 30, 2016, Compared to Three and Six Months Ended June 30, 2015:

IN MILLIONS, except share and per share data
	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	$ Change	% Change	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	$ Change	% Change
Revenue	$130.1	$89.1	$41.0	46%	$247.9	$174.8	$73.1	42%
Costs and expenses:
Property operating expenses	44.8	32.8	12.0	37%	85.1	65.1	20.0	31%
Sales and marketing	4.2	2.8	1.4	50%	8.2	5.7	2.5	44%
General and administrative	14.9	9.9	5.0	51%	28.9	19.0	9.9	52%
Depreciation and amortization	44.7	31.4	13.3	42%	84.0	62.5	21.5	34%
Transaction and acquisition integration costs	0.4	9.6	(9.2)	(96)%	2.7	9.7	(7.0)	(72)%
Asset impairments and loss on disposal	—	—	—	n/m	—	8.6	(8.6)	n/m
Total costs and expenses	109.0	86.5	22.5	26%	208.9	170.6	38.3	22%
Operating income	21.1	2.6	18.5	n/m	39.0	4.2	34.8	n/m
Interest expense	11.5	8.7	2.8	32%	23.6	17.1	6.5	38%
Net income (loss) before income taxes	9.6	(6.1)	15.7	n/m	15.4	(12.9)	28.3	n/m
Income tax expense	(0.5)	(0.4)	(0.1)	25%	(0.7)	(0.8)	0.1	(13)%
Net income (loss)	9.1	(6.5)	15.6	n/m	14.7	(13.7)	28.4	n/m
Noncontrolling interest in net loss	—	(1.0)	1.0	n/m	—	(3.9)	3.9	n/m
Net income (loss) attributed to common stockholders	$9.1	$(5.5)	$14.6	n/m	$14.7	$(9.8)	$24.5	n/m
Operating margin	16.2%	2.9%			15.7%	2.4%
Capital expenditures*:
Purchase of fixed assets	$—	$—	$—	n/m	$131.1	$17.3	$113.8	n/m
Development of real estate	167.7	42.3	125.4	n/m	245.3	74.2	171.1	231%
Recurring real estate	0.9	—	0.9	n/m	1.8	—	1.8	n/m
Total	$168.6	$42.3	$126.3	n/m	$378.2	$91.5	$286.7	313%
Metrics information:
Colocation square feet*	2,006,000	1,354,000	652,000	48%	2,006,000	1,354,000	652,000	48%
Utilization rate*	84%	90%	(6)%	(7)%	84%	90%	(6)%	(7)%
Income (loss) per share - basic and diluted	$0.11	$(0.11)			$0.19	$(0.23)
Dividend declared per share	$0.380	$0.315			$0.760	$0.630

*	See “Key Operating Metrics” set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 for a definition of capital expenditures, CSF and utilization rate.

Revenue
Revenue for the three months ended June 30, 2016 was $130.1 million, an increase of $41.0 million, or 46%, compared to $89.1 million for the corresponding quarter in 2015. Revenue for the six months ended June 30, 2016 was $247.9 million, an increase of $73.1 million, or 42%, compared to $174.8 million for the corresponding period in 2015. The acquisition of Cervalis in July 2015 resulted in an increase in revenue of $18.2 million and $36.8 million for the three and six months ended June 30, 2016, respectively. The newly entered into with the CME group on April 1, 2015 increased revenue by $5.5 million for both the three and six months ended June 30, 2016, respectively. The addition of new customers and growth from existing customers, net of churn, and termination fee revenue resulted in increased revenue of $17.3 million and $30.8 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2016, we had approximately 3,775,000 NRSF, an increase of approximately 1,338,000 NRSF from June 30, 2015. As of June 30, 2016, we had 177 Fortune 1000 customers or private or foreign enterprises of equivalent size, compared to 151 Fortune 1000 customers or private or foreign enterprises of equivalent size as of June 30, 2015. As of June 30, 2016, we had a total of 940 customers (not including customers that have signed leases but have not begun occupying space) as compared to approximately 697 customers as of June 30, 2015.
Our capacity at June 30, 2016 was approximately 2,006,000 CSF, which is an increase of 48% from June 30, 2015. The utilization rate of our data center facilities was 84% as of June 30, 2016, compared to 90% as of June 30, 2015. During the second quarter, we added to the portfolio two newly constructed data centers that are in the early stages of lease up. In all, we have three data centers in the lease-up stage, and we refer to these as pre-stabilized properties. Excluding these properties, the utilization rate for our stabilized portfolio was 92% as of June 30, 2016 as compared to 90% as of June 30, 2015.
Recurring rent churn was 2.7% for the three months ended June 30, 2016, compared to 0.6% for the three months ended June 30, 2015. Recurring rent churn was 4.1% for the six months ended June 30, 2016, compared to 1.9% for the six months ended June 30, 2015.
Costs and Expenses
Property operating expenses—For the three months ended June 30, 2016, Property operating expenses were $44.8 million, an increase of $12.0 million, or 37%, compared to $32.8 million for the corresponding quarter in 2015. The acquisition of Cervalis in July 2015 resulted in an increase in Property operating expenses of $6.4 million. The purchase of the Aurora facility from CME in March 2016 increased Property operating expenses by $2.0 million. Excluding the impact of Cervalis and Aurora, Property operating expenses increased $3.6 million. Costs to operate our facilities increased by $0.7 million for payroll and employee related costs, $1.1 million for other costs primarily to support our additional CSF deployed and $1.8 million for the cost of sale of hardware.
For the six months ended June 30, 2016, Property operating expenses were $85.1 million, an increase of $20.0 million, or 31%, compared to $65.1 million for the corresponding period in 2015. The acquisition of Cervalis in July 2015 resulted in an increase in Property operating expenses of $13.2 million. The purchase of the Aurora facility from CME in March 2016 increased Property operating expenses by $2.0 million. Excluding the impact of Cervalis and Aurora, Property operating expenses increased $4.8 million. Costs to operate our facilities increased by $1.5 million for payroll and employee related costs, $1.9 million for additional security and other costs primarily to support our additional CSF deployed and $2.2 million for the cost of sale of hardware. During the six months ended June 30, 2015, we incurred $0.8 million of lease exit costs.
Sales and marketing expenses—For the three months ended June 30, 2016, Sales and marketing expenses were $4.2 million, an increase of $1.4 million, or 50%, compared to $2.8 million for the corresponding quarter in 2015. The acquisition of Cervalis in July 2015 resulted in an increase in Sales and marketing expenses of $0.5 million. The remaining increase was primarily due to increased advertising and marketing costs of $0.7 million and higher payroll-related and other costs of $0.2 million.
For the six months ended June 30, 2016, Sales and marketing expenses were $8.2 million, an increase of $2.5 million, or 44%, compared to $5.7 million for the corresponding period in 2015. The acquisition of Cervalis in July 2015 resulted in an increase in Sales and marketing expenses of $1.0 million. The remaining increase was primarily due to higher advertising and payroll-related costs of $1.5 million.
General and administrative expenses—For the three months ended June 30, 2016, General and administrative expenses were $14.9 million, an increase of $5.0 million compared to $9.9 million for the corresponding quarter in 2015. The acquisition of Cervalis in July 2015 resulted in an increase in General and administrative expenses of $0.3 million. Total payroll and employee related costs increased $2.7 million due to increased costs to support the growth in business. Higher professional fees for legal, consulting and temporary staffing increased $1.2 million. Increased costs of IT license support, commercial insurance, investor meetings and other costs accounted for the remaining increase of $0.8 million.
For the six months ended June 30, 2016, General and administrative expenses were $28.9 million, an increase of $9.9 million compared to $19.0 million for the corresponding period in 2015. The acquisition of Cervalis in July 2015 resulted in an increase in General and administrative expenses of $0.8 million. Payroll and employee related costs increased $4.4 million due to the Company's portion of payroll taxes due to a large vesting of equity grants, higher recruiting and relocation costs and increased costs to support the growth in business. Higher professional fees for legal, consulting and temporary staffing increased $2.8 million. Increased costs of investor meetings, commercial insurance and other costs accounted for the remaining increase of $1.9 million.
Depreciation and amortization expense—For the three months ended June 30, 2016, Depreciation and amortization expense was $44.7 million, an increase of $13.3 million, or 42%, compared to $31.4 million for the corresponding quarter in 2015. The acquisition of Cervalis in July 2015 and the purchase of the Aurora facility from CME in March 2016 resulted in an increase in Depreciation and amortization expense of $6.6 million and $3.2 million for the three months ended June 30, 2016, respectively. The remainder of the increase was driven by assets that were placed in service after the second quarter of 2015.
For the six months ended June 30, 2016, Depreciation and amortization expense was $84.0 million, an increase of $21.5 million, or 34%, compared to $62.5 million for the corresponding period in 2015. The acquisition of Cervalis in July 2015 and the purchase of the Aurora facility from CME in March 2016 resulted in an increase in Depreciation and amortization expense of $13.1 million and $3.2 million for the six months ended June 30, 2016, respectively. The remainder of the increase was driven by assets that were placed in service after the second quarter of 2015. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties and expand our existing data center facilities.
Transaction and acquisition integration costs—For the three and six months ended June 30, 2016, the Company incurred costs of $0.4 million and $2.7 million, respectively, associated with diligence efforts on certain targeted acquisitions including unrealized acquisitions. For the three and six months ended June 30, 2015, the Company incurred $9.6 million and $9.7 million in transaction related costs primarily related to the acquisition of Cervalis.
Asset impairments and loss on disposal—For the six months ended June 30, 2015, we recognized an impairment of $8.6 million primarily related to the disposal of assets related to the exit of Austin 1, which is a leased facility, and a loss related to the disposal of assets. The effective date of this lease termination is December 31, 2016; however, we may exit at our discretion with a 30 day notice. There were no impairments recognized for the period ended June 30, 2016.
Non-Operating Expenses
Interest expense—For the three months ended June 30, 2016, Interest expense was $11.5 million, an increase of $2.8 million, or 32%, as compared to $8.7 million for the corresponding quarter in 2015. For the six months ended June 30, 2016, Interest expense was $23.6 million, an increase of $6.5 million, or 38%, as compared to $17.1 million for the corresponding period in 2015. The increase was primarily a result of additional borrowings under our Credit Agreement, the issuance of 6.375% senior notes in July 2015 and increased interest expense related to Lease financing arrangements, partially offset by a reduction in Interest expense due to an increase in capitalized interest.
Income tax expense—For the three months ended June 30, 2016, Income tax expense was $0.5 million, an increase of $0.1 million, or 25%, as compared to $0.4 million for the corresponding quarter in 2015. For the six months ended June 30, 2016, Income tax expense was $0.7 million, a decrease of $0.1 million, or 13%, as compared to $0.8 million for the corresponding period in 2015.
Capital Expenditures
For the six months ended June 30, 2016, capital expenditures were $378.2 million, as compared to $91.5 million for the corresponding period in 2015. The purchase price of the Chicago-Aurora I data center in Aurora, Illinois was $131.1 million. Other capital expenditures for 2016 relate primarily to the development of additional square footage and power in our Phoenix, Houston, Dallas, San Antonio, Chicago and Northern Virginia markets.

Key Performance Indicators - Non-GAAP Measures

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

We calculate FFO as net income (loss) computed in accordance with GAAP before real estate depreciation and amortization and Asset impairments and loss on disposal. While it is consistent with the definition of FFO promulgated by the National Association of Real Estate Investment Trusts (NAREIT), our computation of FFO may differ from the methodology for calculating FFO used by other REITs. Accordingly, our FFO may not be comparable to others.

We calculate Normalized FFO as FFO plus amortization of customer relationship intangibles, transaction and acquisition integration costs, legal claim costs and lease exit costs, and other special items including loss on extinguishment of debt and severance and management transition costs, as appropriate. Other REITs may not calculate Normalized FFO in the same manner. Accordingly, our Normalized FFO may not be comparable to others.

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

The following table reflects the computation of FFO and Normalized FFO for the three and six months ended June 30, 2016 and June 30, 2015:
CyrusOne Inc.
Reconciliation of Net Income (Loss) to FFO and Normalized FFO
(Dollars in millions)
(Unaudited)

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%
Net income (loss)	$9.1	$(6.5)	$15.6	n/m	$14.7	$(13.7)	$28.4	n/m
Adjustments:
Real estate depreciation and amortization	38.4	26.3	12.1	46%	71.4	52.3	19.1	37%
Asset impairments and loss on disposal	—	—	—	—%	—	8.6	(8.6)	n/m
Funds from Operations (FFO)	$47.5	$19.8	$27.7	140%	$86.1	$47.2	$38.9	82%
Amortization of customer relationship intangibles	4.9	3.7	1.2	32%	9.7	7.3	2.4	33%
Transaction and acquisition integration costs	0.4	9.6	(9.2)	(96)%	2.7	9.7	(7.0)	(72)%
Legal claim costs	0.3	0.3	—	n/m	0.5	0.3	0.2	67%
Lease exit costs	—	—	—	—%	—	0.8	(0.8)	(100)%
Normalized Funds from Operations (Normalized FFO)	$53.1	$33.4	$19.7	59%	$99.0	$65.3	$33.7	52%

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

We calculate NOI as revenue less property operating expenses, each of which are presented in the accompanying consolidated statements of operations. However, the utility of NOI as a measure of our performance is limited. Other REITs may not calculate NOI in the same manner. Accordingly, our NOI may not be comparable to others. Therefore, NOI should be considered only as a supplement to revenue and to net income (loss) as a measure of our performance. NOI should not be used as a measure of our liquidity or as indicative of funds available to fund our cash needs, including our ability to make distributions. NOI also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

The following table reflects the computation of NOI for the three and six months ended June 30, 2016 and June 30, 2015:

CyrusOne Inc.
Reconciliation of Revenue to Net Operating Income to Net Income (Loss)
(Dollars in millions)
(Unaudited)

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,			Change
	2016	2015	$	%	2016		2015	$	%
Revenue	$130.1	$89.1	$41.0	46%	$247.9		$174.8	$73.1	42%
Property operating expenses	44.8	32.8	12.0	37%	85.1		65.1	20.0	31%
Net Operating Income	$85.3	$56.3	$29.0	52%	$162.8		$109.7	$53.1	48%
Sales and marketing	4.2	2.8	1.4	50%	8.2		5.7	2.5	44%
General and administrative	14.9	9.9	5.0	51%	28.9		19.0	9.9	52%
Depreciation and amortization	44.7	31.4	13.3	42%	84.0	897.4	62.5	21.5	34%
Transaction and acquisition integration costs	0.4	9.6	(9.2)	(96)%	2.7		9.7	(7.0)	(72)%
Asset impairments and loss on disposal	—	—	—	—%	—		8.6	(8.6)	(100)%
Interest expense	11.5	8.7	2.8	32%	23.6		17.1	6.5	38%
Income tax expense	0.5	0.4	0.1	25%	0.7		0.8	(0.1)	(13)%
Net Income (Loss)	$9.1	$(6.5)	$15.6	n/m	$14.7		$(13.7)	$28.4	n/m

Financial Condition, Liquidity and Capital Resources

Liquidity and Capital Resources
We are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to our stockholders on an annual basis in order to maintain our status as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to common stockholders from cash flow from operating activities. All such distributions are at the discretion of our board of directors.
We have an effective shelf registration statement that allows us to offer for sale unspecified amounts of various classes of equity and debt securities and warrants. As circumstances warrant, we may issue debt, equity and/or warrants from time to time on an opportunistic basis, dependent upon market conditions and available pricing.
On July 1, 2016, we established an “at the market” stock offering program (ATM Program), pursuant to which CyrusOne Inc. may issue and sell from time to time shares of common stock having an aggregate gross sales price of up to $320.0 million to or through sales agents. Sales of shares of CyrusOne Inc. common stock under the ATM Program are made by means of ordinary brokers’ transactions on the NASDAQ Global Select Market or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of CyrusOne Inc., at negotiated prices.

Short-term Liquidity
Our short-term liquidity requirements primarily consist of operating, sales and marketing, and general and administrative expenses, dividend payments and capital expenditures composed primarily of acquisition and development costs for data center properties. For the six months ended June 30, 2016, our capital expenditures, including purchase of the Chicago-Aurora I data center, were $378.2 million. Our capital expenditures are discretionary, excluding leases under contract, and will be applied to expand our existing data center properties, acquire or construct new facilities, or both. We intend to continue to pursue additional growth opportunities and are prepared to commit additional resources to support this growth. We expect to fund future capital expenditures from the cash available on our balance sheet, borrowings under our Revolving Credit Facility and issuances of debt and equity securities. We expect our total estimated capital expenditures for 2016 to be between $635 million and $655 million.
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
As of June 30, 2016, our Long-term debt, Capital lease obligations and Lease financing arrangements were $1,251.4 million, consisting of $477.5 million of 6.375% senior notes, including bond premium, $85.0 million outstanding under the Revolving Credit Facility, $550.0 million outstanding, in the aggregate, under the Initial Term Loan and Additional Term Loan, Capital lease obligations of $10.9 million, Lease financing arrangements of $144.3 million and notes payable of $1.4 million, partially offset by deferred financing costs of $17.7 million. As of June 30, 2016, we had the ability to borrow an additional $557.9 million under the Revolving Credit Facility and had Cash and cash equivalents of $13.2 million. Available liquidity as of June 30, 2016 is $571.1 million, which includes our capacity to borrow under the Revolving Credit Facility, including Cash and cash equivalents of $13.2 million, less of letters of credit of $7.1 million.
As of June 30, 2016, the total number of outstanding shares of common stock was approximately 79.6 million.
Cash Flows
Comparison of Six Months Ended June 30, 2016 and June 30, 2015
Cash flow increased by $31.2 million for the six months ended June 30, 2016. Cash provided by operations was $92.9 million for the six months ended June 30, 2016, compared to $61.7 million for the six months ended June 30, 2015. The increase was primarily driven by an increase in net operating income of $53.1 million. The increase was partially offset by increased sales and marketing, general and administrative expenses and interest expense.
Cash used in investing activities was $377.0 million for the six months ended June 30, 2016, compared to $91.5 million for the six months ended June 30, 2015. The increase was primarily due to the acquisition of the Chicago-Aurora I data center and acquired approximately 15 acres of land directly adjacent to the data center for future development, totaling $131.1 million. Our capital expenditures for 2016 relate primarily to the development of additional square footage and power in our Phoenix, Houston, Dallas, San Antonio, Chicago and Northern Virginia markets. In addition, we acquired 40 acres of land for future development in Northern Virginia. Our capital expenditures for 2015 relate primarily to development of additional square footage and power in our Phoenix 2, Houston West 3, Carrollton and Northern Virginia data centers and the purchase of an additional powered shell in Austin's Met Center in February 2015.
Cash provided by financing activities was $283.0 million for the six months ended June 30, 2016, compared to $406.8 million for the six months ended June 30, 2015. During the six months of 2016, cash provided by financing activities was due to net borrowings from the credit facility of $100.0 million and the net issuance of common stock of $256.0 million. Cash used in financing activities during the six months of 2016 was due to dividends paid to stockholders of $52.9 million, tax payments upon the exercise of equity awards of $13.6 million and other items of $7.0 million. During the six months ended June 30, 2015, cash provided by financing activities was due to net borrowings from the credit facility of $70.0 million and net issuance of common stock of $798.7 million. Cash used in financing activities during the six months ended June 30, 2015 was due to acquisition of operating partnership units from non-controlling interests of $426.0 million, dividends paid to stockholders of $33.8 million and other items of $2.1 million.
Distribution Policy
CyrusOne Inc. is required to distribute 90% of its taxable income (determined without regard to the dividend paid deduction and excluding any net capital gains) on an annual basis in order to continue to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to our common stockholders from cash flow from our operating partnership’s operating activities. In addition, the Operating Partnership Agreement requires ratable distributions to partners, and therefore, similar distributions will be made to all holders of operating partnership units. All such distributions are at the discretion of our parent company’s board of directors. We consider market factors and our operating partnership’s performance in addition to REIT requirements in determining distribution levels. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of the board of directors during the year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure to interest rate risk, arising from variable-rate borrowings under the Revolving Credit Agreement and our fixed-rate long-term debt.
The following table sets forth the carrying value and fair value face amounts, maturity dates, and average interest rates at June 30, 2016, for our fixed-rate debt and variable-rate debt, excluding Capital lease obligations and Lease financing arrangements:

IN MILLION	2016	2017	2018	2019	2020	Thereafter	Total Carrying Value	Total Fair Value
Fixed-rate debt	—	—	—	—	—	$477.5	$477.5	$491.0
Average interest rate on fixed-rate debt	—	—	—	—	—	6.375%
Variable-rate debt (revolving credit facility)	—	—	$85.0	—	—	—	$85.0	$85.0
Average interest rate on variable-rate debt	—	—	2.141%	—	—	—
Variable-rate debt (term loans)	—	—	—	$550.0	—	—	$550.0	$550.0
Average interest rate on variable-rate debt	—	—	—	2.087%	—	—
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a description of the Company’s market risks. There were no material changes for the period ended June 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2016. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, from time to time we are subject to claims and administrative proceedings. We do not believe any currently outstanding matters would have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations, liquidity and cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on
Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016, as supplemented by the risk factor included in the section entitled "Risk Factors" in our Quarterly Report on Form 10-Q for quarterly period ended March 31, 2016, filed with the SEC on May 6, 2016, each of which are accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the six months ended June 30, 2016, the Company had no unregistered sales of equity securities or purchases of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
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

10.1	Amended and Restated Limited Partnership Agreement of CyrusOne LP (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on May 4, 2016 (Registration No. 001-35789)).

10.2
Form of Sales Agreement, dated July 1, 2016, by and among CyrusOne Inc., CyrusOne GP, CyrusOne LP and each of Raymond James & Associates, Inc., Jefferies LLC, KeyBanc Capital Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc. (Incorporated by reference to Exhibit 1.1 of Form 8-K, filed by CyrusOne Inc. on July 8, 2016 (Registration No. 001-35789)).

10.3+
Form of Indemnification Agreement among CyrusOne Inc. and its directors and executive officers. (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on July 27, 2016 (Registration No. 001-35789)).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 1st day of August, 2016.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President, Chief Executive Officer, and Director

By:	/s/ Gregory R. Andrews
Gregory R. Andrews
Executive Vice President and Chief Financial Officer

By:	/s/ Amitabh Rai
Amitabh Rai
Senior Vice President and Chief Accounting Officer