Form 10-Q
period 2016-09-30
CyrusOne Inc.
filed 2016-10-31
CIK 1553023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Yes  ☐    No  ☒
There were 83,525,459 shares of common stock outstanding as of October 27, 2016 with a par value of $0.01 per share.

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
As of September 30, 2016, the total number of outstanding shares of common stock was 83.5 million and our former parent, Cincinnati Bell Inc. (CBI) owned less than 5.0% of the outstanding common stock of CyrusOne Inc. On December 31, 2015, CyrusOne Inc. completed an exchange of all the operating partnership units of CyrusOne LP owned, directly or indirectly, by CBI for an equal number of shares of common stock of CyrusOne Inc. As a result, CyrusOne Inc., directly or indirectly, owns all the operating partnership units of CyrusOne LP. As the direct or indirect owner of all the operating partnership units of CyrusOne LP and as sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP, CyrusOne Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CyrusOne Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

IN MILLIONS, except share and per share amounts
As of	September 30, 2016	December 31, 2015
Assets
Investment in real estate:
Land	$143.1	$93.0
Buildings and improvements	1,009.3	905.3
Equipment	976.9	598.2
Construction in progress	304.0	231.1
Subtotal	2,433.3	1,827.6
Accumulated depreciation	(546.4)	(435.6)
Net investment in real estate	1,886.9	1,392.0
Cash and cash equivalents	11.0	14.3
Rent and other receivables (net of allowance for doubtful accounts of $2.0 and $1.0 as of September 30, 2016 and December 31, 2015, respectively)	73.0	76.1
Restricted cash	—	1.5
Goodwill	455.1	453.4
Intangible assets (net of accumulated amortization of $105.2 and $90.6 as of September 30, 2016 and December 31, 2015, respectively)	155.8	170.3
Other assets	114.5	88.0
Total assets	$2,696.3	$2,195.6
Liabilities and equity
Accounts payable and accrued expenses	$214.6	$136.6
Deferred revenue	72.5	78.7
Capital lease obligations	11.9	12.2
Long-term debt, net	1,065.7	996.5
Lease financing arrangements	141.9	150.0
Total liabilities	1,506.6	1,374.0
Commitment and contingencies
Equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 83,524,905 and 72,556,334 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	0.8	0.7
Additional paid in capital	1,408.9	967.2
Accumulated deficit	(218.8)	(145.9)
Accumulated other comprehensive loss	(1.2)	(0.4)
Total stockholders’ equity	1,189.7	821.6
Total liabilities and equity	$2,696.3	$2,195.6

The accompanying notes are an integral part of the consolidated financial statements.

CyrusOne Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

IN MILLIONS, except share and per share data
	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Revenue	$143.8	$111.2	$391.7	$286.0
Costs and expenses:
Property operating expenses	54.6	42.2	139.7	107.3
Sales and marketing	4.7	3.2	12.9	8.9
General and administrative	13.9	12.5	42.8	31.5
Depreciation and amortization	50.6	39.1	134.6	101.6
Transaction and acquisition integration costs	1.2	1.8	3.9	11.5
Asset impairments and loss on disposal	—	4.9	—	13.5
Total costs and expenses	125.0	103.7	333.9	274.3
Operating income	18.8	7.5	57.8	11.7
Interest expense	13.8	12.1	37.4	29.2
Net income (loss) before income taxes	5.0	(4.6)	20.4	(17.5)
Income tax expense	(0.6)	(0.7)	(1.3)	(1.5)
Net income (loss)	4.4	(5.3)	19.1	(19.0)
Noncontrolling interest in net loss	—	(0.7)	—	(4.6)
Net income (loss) attributed to common stockholders	$4.4	$(4.6)	$19.1	$(14.4)
Basic weighted average common shares outstanding	80.6	64.3	77.0	50.6
Diluted weighted average common shares outstanding	81.3	64.3	77.6	50.6
Income (loss) per share - basic and diluted	$0.05	$(0.08)	$0.24	$(0.30)
Dividends declared per share	$0.380	$0.315	$1.140	$0.945

The accompanying notes are an integral part of the consolidated financial statements.

CyrusOne Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

IN MILLIONS
	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net income (loss)	$4.4	$(5.3)	$19.1	$(19.0)
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.7)	(0.4)	(0.8)	(0.4)
Comprehensive income (loss)	3.7	(5.7)	18.3	(19.4)
Comprehensive loss attributable to noncontrolling interests	—	(0.7)	—	(4.6)
Comprehensive income (loss) attributable to CyrusOne Inc.	$3.7	$(5.0)	$18.3	$(14.8)

The accompanying notes are an integral part of the consolidated financial statements.

CyrusOne Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Stockholder's Equity/Parent's Net Investment
	Shares of Common Stock Outstanding	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity/ Parent’s Net Investment	Non- controlling Interest	Total Equity
IN MILLIONS
Balance January 1, 2015	38.7	$0.4	$516.5	$(55.9)	$(0.3)	$460.7	$256.3	$717.0
Net loss	—	—	—	(19.0)	—	(19.0)	—	(19.0)
Noncontrolling interest allocated net loss	—	—	—	4.6	—	4.6	(4.6)	—
Stock issuance costs	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Stock based compensation	0.3	—	10.5	—	—	10.5	—	10.5
Tax payment upon exercise of equity awards	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Issuance of common stock	27.3	0.2	799.1	—	—	799.3	—	799.3
Redemption of noncontrolling interest	—	—	(412.2)	—	—	(412.2)	(184.2)	(596.4)
Foreign currency translation adjustment	—	—	—	—	(0.4)	(0.4)	—	(0.4)
Dividends and distributions, $0.945 per share	—	—	—	(54.0)	—	(54.0)	(14.3)	(68.3)
Balance at September 30, 2015	66.3	$0.6	$912.3	$(124.3)	$(0.7)	$787.9	$53.2	$841.1

Balance January 1, 2016	72.6	$0.7	$967.2	$(145.9)	$(0.4)	$821.6	$—	$821.6
Net income	—	—	—	19.1	—	19.1	—	19.1
Stock issuance costs	—	—	(1.6)	—	—	(1.6)	—	(1.6)
Stock based compensation	0.6	—	8.5	—	—	8.5	—	8.5
Tax payment upon exercise of equity awards	(0.5)	—	(13.7)	—	—	(13.7)	—	(13.7)
Issuance of common stock	10.8	0.1	448.5	—	—	448.6	—	448.6
Foreign currency translation adjustment	—	—	—	—	(0.8)	(0.8)	—	(0.8)
Dividends, $1.14 per share	—	—	—	(92.0)	—	(92.0)	—	(92.0)
Balance at September 30, 2016	83.5	$0.8	$1,408.9	$(218.8)	$(1.2)	$1,189.7	$—	$1,189.7

The accompanying notes are an integral part of the consolidated financial statements.

CyrusOne Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

IN MILLIONS
	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash flows from operating activities:
Net income (loss)	$19.1	$(19.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	134.6	101.6
Non-cash interest expense	11.1	2.3
Stock-based compensation expense	8.5	10.5
Provision for bad debt	0.9	0.3
Asset impairments and loss on disposal	—	13.5
Change in operating assets and liabilities:
Rent receivables and other assets	(29.0)	(16.9)
Accounts payable and accrued expenses	2.6	9.9
Deferred revenues	(6.2)	0.8
Due to affiliates	—	(1.5)
Net cash provided by operating activities	141.6	101.5
Cash flows from investing activities:
Capital expenditures – purchase of fixed assets	(131.1)	(17.3)
Capital expenditures – other development	(425.4)	(140.9)
Business acquisition, net of cash acquired	—	(398.4)
Changes in restricted cash	1.5	—
Net cash used in investing activities	(555.0)	(556.6)
Cash flows from financing activities:
Issuance of common stock	448.6	799.3
Stock issuance costs	(1.6)	(0.8)
Acquisition of operating partnership units	—	(596.4)
Dividends paid	(82.8)	(58.3)
Borrowings from credit facility	530.0	220.0
Payments on credit facility	(460.0)	—
Proceeds from issuance of debt	—	103.8
Payments on capital leases and lease financing arrangements	(6.8)	(3.8)
Payment of note payable	(1.5)	—
Debt issuance costs	(2.1)	(5.4)
Tax payment upon exercise of equity awards	(13.7)	—
Net cash provided by financing activities	410.1	458.4
Net increase (decrease) in cash and cash equivalents	(3.3)	3.3
Cash and cash equivalents at beginning of period	14.3	36.5
Cash and cash equivalents at end of period	$11.0	$39.8
Supplemental disclosures
Cash paid for interest, net of amount capitalized	$33.4	$21.4
Cash paid for income taxes	1.2	2.5
Capitalized interest	6.8	4.2
Non-cash investing and financing activities
Acquisition and development of properties in accounts payable and other liabilities	117.7	37.9
Dividends payable	33.6	23.5
Debt issuance costs	—	0.3
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

2. Formation and Recent Developments

Formation
On January 24, 2013, CyrusOne Inc. completed its initial public offering (the IPO) of common stock, issuing approximately 19.0 million shares for $337.1 million, net of underwriting discounts. In addition, on January 24, 2013, CyrusOne Inc., together with CyrusOne GP, purchased approximately 21.9 million, or 33.9%, of the operating partnership’s units for $337.1 million and through CyrusOne GP assumed the controlling interest in the operating partnership. CBI, which prior to the IPO and the related transactions held 100% of the operating partnership's units, retained a noncontrolling interest in the operating partnership of 66.1%.
The Company completed public offerings in June 2014, April 2015, June 2015, March 2016 and August 2016 of 16.0 million, 14.3 million, 13.0 million, 6.9 million and 3.4 million shares of its common stock, respectively. The Company received $355.9 million, $426.0 million, $373.3 million, $255.0 million and $164.8 million net proceeds from the public offerings in June 2014, April 2015, June 2015, March 2016 and August 2016, respectively.
On December 14, 2015, CyrusOne Inc. completed a public secondary offering of 1.4 million shares of common stock on behalf of CBI. The Company received no proceeds from the offering. On December 31, 2015, CyrusOne Inc. completed an issuance of approximately 6.3 million newly issued shares of common stock in exchange for an equal number of operating partnership units of CyrusOne LP, held by a subsidiary of CBI. As of September 30, 2016, CBI owned less than 5.0% of the common stock of CyrusOne Inc. All of the 83.5 million outstanding operating partnership units of CyrusOne LP are owned, directly or indirectly, by CyrusOne Inc.
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
On March 21, 2016, CyrusOne Inc. completed a public offering of 6.9 million shares of its common stock for $255.0 million, net of underwriting discounts of approximately $10.6 million. CyrusOne LP used the proceeds to acquire the Chicago-Aurora I data center from CME Group for $131.1 million and to fund its development pipeline. During the first quarter of 2016, the Company issued $0.9 million of common shares related to the exercise of stock options and $0.1 million of common shares related to the employee stock purchase plan. In total, offerings of common stock during the first quarter of 2016 resulted in $256.0 million of cash flow from financing activities on the consolidated statements of cash flows.
On May 2, 2016, CyrusOne Inc. and CyrusOne GP amended and restated the Agreement of Limited Partnership of CyrusOne LP (Amended LP Agreement) to reflect that CBI and its subsidiaries have ceased to be partners or hold any partnership interests in CyrusOne LP and therefore have no rights under the Amended LP Agreement. The Amended LP Agreement also effects certain changes to clarify language, comply with or conform to Maryland and partnership tax law and make various technical corrections and ministerial changes.
On May 4, 2016, CyrusOne Inc. filed a Form S-3 with the SEC as a "well-known seasoned issuer" ("WKSI") using an automatic shelf registration process. Under this process, CyrusOne Inc. or any selling security holders may sell any combination of the securities described in the registration statement from time to time in one or more offerings in amounts to be determined at the time of any offering.
On July 1, 2016, the Company filed a prospectus supplement and entered into sales agreements (the Sales Agreements) with each of Raymond James & Associates, Inc., Jefferies LLC, KeyBanc Capital Markets Inc., Merrill Lynch, Pierce, Fenner & Smith

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Incorporated and SunTrust Robinson Humphrey, Inc., as sales agents, pursuant to which CyrusOne Inc. may issue and sell from time to time shares of its common stock having an aggregate gross sales price of up to $320.0 million, pursuant to an “at the market” program. Sales of shares of CyrusOne Inc. common stock under the Sales Agreements are made by means of ordinary brokers’ transactions on the NASDAQ Global Select Market or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of CyrusOne Inc., at negotiated prices. During the three months ended September 30, 2016, the Company sold 0.5 million shares of its common stock under this program, generating net proceeds of approximately $26.3 million after giving effect to sales agent commissions of $0.3 million.
On August 15, 2016, CyrusOne Inc. completed a public offering of 3.4 million shares of its common stock for $164.8 million, net of underwriting discounts of approximately $6.9 million. CyrusOne Inc. contributed the net proceeds from the sale of its shares to its operating partnership in exchange for an equivalent number of newly issued operating partnership units (the August OP Contribution and Issuance). CyrusOne LP has used and intends to use the proceeds from the August OP Contribution and Issuance to fund growth capital expenditures related to recently signed leases, to repay borrowings under its senior unsecured revolving credit facility, and for general corporate purposes, which may include funding future acquisitions, investments or capital expenditures. In connection with this offering, on August 10, 2016, CyrusOne Inc. entered into (a) a forward sale agreement with Goldman, Sachs & Co. (the Forward Sale Agreement) with respect to 3.4 million shares of its common stock, and (b) an additional forward sale agreement with Goldman, Sachs & Co. (the Additional Forward Sale Agreement, and together with the Forward Sale Agreement, the Forward Sale Agreements) with respect to 1.0 million shares of its common stock in connection with the underwriters' exercise of their option to purchase these shares.
Pursuant to the terms of the Forward Sale Agreements, and subject to CyrusOne Inc.’s right to elect cash or net share settlement under the Forward Sale Agreements, CyrusOne Inc. intends to issue and sell, upon physical settlement of such Forward Sale Agreements, 4.4 million shares of its common stock to Goldman, Sachs & Co. in exchange for cash proceeds per share equal to the applicable forward sale price, which was initially $48.48 per share and is subject to certain adjustments as provided in the applicable forward sale agreement. CyrusOne Inc. expects to physically settle the Forward Sale Agreements in full, which settlement or settlements will occur on or before August 1, 2017.

3. Basis of Presentation
The accompanying financial statements as of September 30, 2016 and December 31, 2015, and for the three and nine months ended September 30, 2016 and September 30, 2015, are prepared on a consolidated basis.
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
Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited financial statements as of December 31, 2015, except as described in the following paragraph. All amounts reflected are in millions except share and per share data.
During the third quarter of 2016, the Company identified certain immaterial errors relating to prior periods where Depreciation and amortization and Interest expense were understated. In the third quarter of 2016, we corrected the cumulative amount of these errors which resulted in additional Depreciation and amortization of $2.6 million and related Interest expense of $1.1 million.

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

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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
For the nine months ended September 30, 2015, we recognized impairments of $9.2 million related to the Austin 1 lease termination. There were no impairments recognized for the nine months ended September 30, 2016.
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

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Goodwill—Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business acquisitions. We perform impairment testing of goodwill, at the reporting unit level, on an annual basis or more frequently if indicators of potential impairment exist.

The fair value of our reporting unit was determined using a combination of market-based valuation multiples for comparable businesses and discounted cash flow analysis based on internal financial forecasts incorporating market participant assumptions. There were no goodwill impairments recognized for any of the periods presented.
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

Rent and Other Receivables—Receivables consist principally of trade receivables from customers and are generally unsecured and due within 30 to 120 days. Unbilled receivables arise from services rendered but not yet billed. Expected credit losses associated with trade receivables are recorded as an allowance for doubtful accounts. The allowance for doubtful accounts is estimated based upon historic patterns of credit losses for aged receivables as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written-off and the associated allowance for doubtful accounts is reduced.
Deferred Leasing Costs—Deferred leasing costs are presented with Other assets in the accompanying consolidated balance sheets. Leasing commissions incurred at the commencement of a new lease are capitalized and amortized over the term of the customer lease. Amortization of deferred leasing costs is presented with Depreciation and amortization in the accompanying consolidated statements of operations. If a lease terminates prior to the expiration of the lease, the remaining unamortized cost is written off to amortization expense. As of September 30, 2016 and December 31, 2015, deferred leasing costs were $22.1 million and $14.2 million, respectively.
Deferred Financing Costs—Deferred financing costs include costs incurred in connection with issuance of debt, including our senior notes, term loans and revolving credit facilities. These costs include deferred financing costs associated with our revolving line of credit and are presented in the balance sheet as a direct reduction from the carrying amount of the debt liability. These financing costs are deferred and amortized to expense over the term of the instrument and are included as a component of Interest expense.
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
Revenue is recognized for services or products that are deemed separate units of accounting. When a customer makes an advance payment or they are contractually obligated to pay any amounts in advance, which is not deemed a separate unit of accounting, Deferred revenue is recorded. This revenue is recognized ratably over the expected term of the lease, unless the pattern of service suggests otherwise. As of September 30, 2016 and December 31, 2015, Deferred revenue was $72.5 million and $78.7 million, respectively.
Certain customer leases require specified levels of service or performance. If we fail to meet these service levels, our customers may be eligible to receive credits on their contractual billings. These credits are recognized against revenue when an event occurs that gives rise to such credits.

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

A provision for doubtful accounts is recognized when the collection of contractual rent, straight-line rent or customer reimbursements are deemed to be uncollectible.
Depreciation and Amortization Expense—Depreciation expense is recognized over the estimated useful lives of real estate applying the straight-line method. The useful life of leased real estate and leasehold improvements is the lesser of the economic useful life of the asset or the term of the lease, including optional renewal periods if renewal of the lease is reasonably assured. The residual value of leased real estate is estimated as the lesser of (i) the expected fair value of the asset at the end of the lease term or (ii) the expected amount of the unamortized liability at the end of the lease term. Estimated useful lives are periodically reviewed. Depreciation expense was $44.2 million and $115.5 million for the three and nine months ended September 30, 2016, respectively, and $32.1 million and $84.8 million for the three and nine months ended September 30, 2015, respectively.
Amortization expense is recognized over the estimated useful lives of finite-lived intangibles. Finite-lived intangibles include trademarks, customer relationships, favorable leasehold interests and deferred leasing costs. As of September 30, 2016, the estimated remaining weighted average useful life of trademarks and customer relationships was 10 and 13 years, respectively. In addition, we have a favorable leasehold interest related to a land lease that is being amortized over the lease term of 51 years. Deferred leasing costs are amortized over 3 to 5 years. Amortization expense was $6.4 million and $19.1 million for the three and nine months ended September 30, 2016, respectively, and $7.0 million and $16.8 million for the three and nine months ended September 30, 2015, respectively.
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions. The Company's previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. With a few exceptions, the Company is no longer subject to U. S. federal, state or local examinations for years prior to 2012, and we have no liabilities for uncertain tax positions as of September 30, 2016.
Earnings Per Share—Basic EPS includes only the weighted average number of common shares outstanding during the period. Diluted EPS includes the weighted average number of common shares and the dilutive effect of stock options, restricted stock and share unit awards outstanding during the period, when such instruments are dilutive. Diluted EPS also includes the dilutive impact of shares issuable under the forward sales agreement using the treasury stock method.
All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are treated as participating in undistributed earnings with common stockholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted EPS is applied. The forward contract entered into in August 2016 is not a participating security.
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

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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

ASU No. 2016-02 (ASU 2016-02), Leases (Topic 842)

In February 2016, the FASB issued accounting standard update (ASU) No. 2016-02, Leases (Topic 842). This new lease guidance requires that an entity should recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. Leases would be classified as either Type A leases (generally today’s capital leases) or Type B leases (generally today’s operating leases). For certain leases of assets other than property (for example, equipment, aircraft, cars, trucks), a lessee would classify the lease as a Type A lease and would do the following: (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments and (2) recognize the unwinding of the discount on the lease liability as interest separately from the amortization of the right-of-use asset. For certain leases of property (that is, land and/or a building or part of a building), a lessee would classify the lease as a Type B lease and would do the following: (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments  and (2) recognize a single lease cost, combining the unwinding of the discount on the lease liability with the amortization of the right-of-use asset, on a straight-line basis. This guidance also provides accounting updates with respect to lessor accounting under a

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

lease arrangement. This new lease guidance is effective for CyrusOne beginning in the first quarter of fiscal 2019. Entities have the option of using either a full retrospective or a modified approach to adopt the new guidance. Early adoption is permitted for all entities. We are currently evaluating the impact of the adoption of this guidance in our consolidated financial statements.

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

ASU No. 2016-12 (ASU 2016-12), Revenue from Contracts with Customers (Subtopic 606)

In May 2016, the FASB issued guidance which amends certain aspects of the Board's new revenue standard, ASU 2014-09. The amendments include the collectibility of revenue, presentation of sales tax and other similar taxes collected from customers, contracts containing noncash considerations, and contract modifications and completed contracts at transition. The effective date and transition provisions are aligned with the requirements of ASU 2014-09 (as described above). We are currently evaluating the full impact of the new standard.

ASU No. 2016-13 (ASU 2016-13), Measurement of Credit Losses on Financial Instruments (Subtopic 326)

In June 2016, the FASB issued guidance which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The guidance is effective for annual periods beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the full impact of the new standard.

ASU No. 2016-15 (ASU 2016-15), Classification of Certain Cash Receipts and Cash Payments (Subtopic 230)

In August 2016, the FASB issued guidance which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the full impact of the new standard.

5. Purchase of Fixed Assets

On March 31, 2016, CyrusOne LP purchased CME Group's Chicago-Aurora I data center in Aurora, Illinois for $131.1 million, including transaction related costs, in an all cash transaction. CyrusOne LP financed the purchase with proceeds of CyrusOne Inc's March 2016 common stock offering. The purchase enhances the geographic diversification of CyrusOne, provides access to a high quality enterprise customer base and strengthens our product portfolio. The transaction adds to CyrusOne Inc.'s existing data center platform an approximately 428,000 square-foot facility data center serving the Chicago metropolitan region. In addition, CyrusOne acquired approximately 15 acres of land directly adjacent to the data center for future development.

On April 1, 2016, the CME Group entered into a 15-year lease for data center space at the Aurora facility. The agreement is expected to enhance the range of services available to the Company and CME Group's mutual customers through connectivity, hosting and data offerings.

Other than the Aurora purchase, during the nine months ended September 30, 2016, the Company purchased four properties for development for approximately $54.5 million.

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

6. Long-Term Debt, Capital Lease Obligations and Lease Financing Arrangements
Long-term debt, Capital lease obligations and Lease financing arrangements presented in the accompanying consolidated financial statements consist of the following:

IN MILLIONS
As of	September 30, 2016	December 31, 2015
Credit facilities:
Revolving credit facility	$55.0	$235.0
Term loan	550.0	300.0
6.375% senior notes due 2022, including bond premium	477.4	477.6
Notes payable	—	1.5
Deferred financing costs	(16.7)	(17.6)
Long-term debt	1,065.7	996.5
Capital lease obligations	11.9	12.2
Lease financing arrangements	141.9	150.0
Total	$1,219.5	$1,158.7
Credit Facility—On March 17, 2016, CyrusOne LP entered into a first amended and restated credit agreement (the Credit Agreement) which amended and restated in its entirety the 2014 Credit Facility, as amended previously. The Credit Agreement provides for an additional $250.0 million senior unsecured term loan facility (the Additional Term Loan) in addition to the existing $300.0 million Initial Term Loan and the existing $650.0 million Revolving Credit Facility. The Credit Agreement has an accordion feature under which CyrusOne LP may request an increase in the total commitments up to an amount not to exceed $250.0 million. Deferred financing costs of $2.1 million related to the Additional Term Loan were recorded as of September 30, 2016.
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
We pay commitment fees for the unused amount of borrowings on the Revolving Credit Facility and letter of credit fees on any outstanding letters of credit. The commitment fees are equal to 0.25% per annum of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. Commitment fees related to the Credit Agreement were $0.4 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively. Commitment fees related to the Credit Agreement were $1.1 million and $0.6 million for the nine months ended September 30, 2016 and 2015, respectively.
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

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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
As of September 30, 2016, we believe we were in compliance with all covenants.
Notes payable—The Company's note payable for approximately $1.4 million with a third-party for installation of electrical infrastructure at one of the Company's locations was repaid in July 2016.

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Deferred financing costs—Deferred financing costs are costs incurred in connection with obtaining long-term financing. Deferred financing costs were incurred in connection with the issuance of the Revolving Credit Facility, the Initial Term Loan, the Existing Term Loan and 6.375% senior notes due 2022. As of September 30, 2016 and December 31, 2015, deferred financing costs totaled $16.7 million and $17.6 million, respectively. Deferred financing costs related to the senior notes are amortized using the effective interest method over the term of the related indebtedness. Deferred financing costs related to the Revolving Credit Facility and Initial Term Loan and Additional Term Loan are amortized using the straight-line method. Amortization of deferred financing costs, included in Interest expense in the consolidated statements of operations totaled $1.0 million and $3.0 million for the three and nine months ended September 30, 2016, respectively, and $1.0 million and $2.4 million for the three and nine months ended September 30, 2015, respectively.
Capital lease obligations—We use leasing as a source of financing for certain of our data center facilities and related equipment. We currently operate eight data center facilities under leases recognized as capital leases. We have options to extend the initial lease term on all but one of these leases.
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
Interest expense on Capital lease obligations and Lease financing arrangements was $3.4 million and $8.3 million for the three and nine months ended September 30, 2016, respectively, and $2.5 million and $5.2 million for the three and nine months ended September 30, 2015, respectively.

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

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

The carrying value and fair value of other financial instruments are as follows:

IN MILLIONS
As of	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
6.375% senior notes due 2022	$477.4	$506.3	$477.6	$493.8
Revolving credit facility and term loans	605.0	605.0	535.0	535.0
Note payable	—	—	1.5	1.2
The fair value of our 6.375% senior notes as of September 30, 2016 and December 31, 2015 was based on the quoted market price for these notes, which is considered Level 1 of the fair value hierarchy. The carrying value of the Revolving Credit Facility, the Initial Term Loan and the Additional Term Loan approximates estimated fair value as of September 30, 2016, due to the variability of interest rates and the stability of our credit ratings. The fair value of the note payable at December 31, 2015, was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration. These fair value measurements are considered Level 3 of the fair value hierarchy.
8. Noncontrolling Interest - Operating Partnership
The following table shows the ownership interests as of September 30, 2016 and 2015, and the portion of net income (loss) and distributions for the nine months ended September 30, 2016 and 2015:

IN MILLIONS
As of	September 30, 2016		September 30, 2015
	The Company	CBI	The Company	CBI
Operating partnership units	83.5	—	66.3	6.3
Ownership %	100.0%	—%	91.3%	8.7%
Portion of net income (loss)	19.1	—	(14.4)	(4.6)
Distributions	(92.0)	—	(54.0)	(14.3)
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
CyrusOne Inc. had no noncontrolling interests as of September 30, 2016, and CBI owned less than 5.0% of the Company's common stock.
9. Dividends
On August 1, 2016, we announced a regular cash dividend of $0.38 per common share payable to stockholders of record at the close of business on September 30, 2016. The dividends were paid on October 14, 2016.

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

10. Stock-Based Compensation Plans
Stock-based compensation expense was as follows:

IN MILLIONS
	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Founders	$—	$1.4	$0.3	$4.0
2013 Grants	—	0.2	0.1	0.6
2014 Grants	0.3	0.7	0.9	2.0
2015 Grants	1.2	2.0	3.1	3.9
2016 Grants	0.8	—	4.1	—
Total	$2.3	$4.3	$8.5	$10.5
In conjunction with the IPO, the board of directors of CyrusOne Inc. adopted the LTIP. On May 2, 2016, our stockholders approved the amended and restated LTIP. The LTIP is administered by the board of directors. Awards issuable under the LTIP include common stock, restricted stock, stock options and other incentive awards. CyrusOne Inc. has reserved a total of 8.9 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. The related stock compensation expense incurred by CyrusOne Inc. is allocated to the operating partnership. Shares available under the LTIP at September 30, 2016, were approximately 5.8 million. Shares vest according to each agreement and as long as the employee remains employed with the Company. The Company uses the Black-Scholes option-pricing model for time and performance-based options and a Monte Carlo simulation for market-based awards. Compensation expense is measured based on the estimated grant-date fair value. Expense for time-based grants is recognized under a straight-line method. For market-based grants, expense is recognized under a graded expense attribution method. For performance-based grants, expense is recognized under a graded expense attribution method if it is probable that the performance targets will be achieved.
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
The holders of restricted stock shall have all of the rights and privileges of stockholders including the right to vote. Any dividends paid with respect to the shares shall be accrued by the Company and distributed on the vesting date provided that the applicable performance goal has been attained. As of September 30, 2016, there was no unearned compensation representing the unvested portion of the awards granted during 2013.

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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
As of September 30, 2016, unearned compensation representing the unvested portion of the awards granted during 2014, net of forfeitures, totaled $0.4 million, with a weighted average vesting period of 0.4 years.
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
As of September 30, 2016, unearned compensation representing the unvested portion of the awards granted in 2015, net of forfeitures, totaled $3.5 million, with a weighted average vesting period of 1.1 years.
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
As of September 30, 2016, unearned compensation representing the unvested portion of the awards granted in 2016, net of forfeitures, totaled $14.0 million, with a weighted average vesting period of 1.8 years.

11. Income (Loss) per Share
Basic income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. In addition, net income (loss) applicable to participating securities and the related participating securities are excluded from the computation of basic income (loss) per share.

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Diluted income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period, including restricted stock outstanding and shares contingently issuable under the forward sales agreement. If there is net income during the period, the dilutive impact of common stock equivalents outstanding would also be reflected.
The following table reflects the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2016 and 2015:

IN MILLIONS, except per share amounts
	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss) attributed to common stockholders	$4.4	$4.4	$(4.6)	$(4.6)	$19.1	$19.1	$(14.4)	$(14.4)
Less: Restricted stock dividends	(0.2)	(0.2)	(0.3)	(0.3)	(0.5)	(0.5)	(0.8)	(0.8)
Net income (loss) available to stockholders	$4.2	$4.2	$(4.9)	$(4.9)	$18.6	$18.6	$(15.2)	$(15.2)
Denominator:
Weighted average common outstanding-basic	80.6	80.6	64.3	64.3	77.0	77.0	50.6	50.6
Performance-based restricted stock(1)		0.5		—		0.6		—
Contingently issuable securities(2)		0.2		—		—		—
Weighted average shares outstanding-diluted		81.3		64.3		77.6		50.6
EPS:
Net income (loss) per share-basic	$0.05		$(0.08)		$0.24		$(0.30)
Effect of dilutive shares:
Net income (loss) per share-diluted		$0.05		$(0.08)		$0.24		$(0.30)

(1) We have excluded 0.8 million weighted average shares of restricted stock, and 15.4 million of operating partnership units which are securities convertible into our common stock, from our diluted earnings per share as of September 30, 2015. These amounts were deemed anti-dilutive.
(2) Includes the dilutive impact of shares issuable under the forward sales agreement using the treasury stock method.

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
Total revenues were $5.3 million and $16.5 million for the three and nine months ended September 30, 2015, respectively. Total operating costs and expenses were $0.4 million and $1.2 million for the three and nine months ended September 30, 2015, respectively.
At December 31, 2015, CBI owned 9.5% of the outstanding common stock of CyrusOne Inc. and no operating partnership units, at which point it ceased to be a related party of CyrusOne Inc.  As of September 30, 2016, CBI owned less than 5.0% of the outstanding common stock of CyrusOne Inc.
The dividends payable as of September 30, 2016, reflect the balance due to subsidiaries of CBI related to the dividend and distribution announced on August 1, 2016 of $0.38 per share based on CBI's ownership of common shares of CyrusOne Inc. as of the Record Date of September 30, 2016.

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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
We have elected to designate two subsidiaries as taxable REIT subsidiaries (each a TRS). A TRS may perform services for our tenants that would otherwise be considered impermissible for REITs. The income generated from these services is taxed at federal and state corporate rates. While CyrusOne Inc. and the operating partnership do not pay federal income taxes, we are still subject to foreign, state, and local income taxes in the locations in which we conduct business. Income tax expense was $0.6 million and $1.3 million for the three and nine months ended September 30, 2016, respectively, and $0.7 million and $1.5 million for the three and nine months ended September 30, 2015, respectively.
For certain entities we calculate deferred tax assets and liabilities for temporary differences in the basis between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Deferred tax assets (net of valuation allowance) and liabilities were accrued, as necessary, for the periods ended September 30, 2016 and December 31, 2015. Historically, we have recorded a full valuation allowance on our foreign net deferred tax assets related to our foreign generated net operating losses due to the uncertainty of their realization. In 2013 and 2014, management determined it was necessary to record a full valuation allowance on all of our domestic and foreign net deferred tax assets due to the uncertainty of their realization. Accordingly, at September 30, 2016 and December 31, 2015, the net domestic and foreign deferred tax assets were zero.

14. Guarantors
CyrusOne Inc.
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the Issuers), had $477.4 million aggregate principal amount of 6.375% senior notes outstanding, including bond premium, at September 30, 2016. As of September 30, 2016, the 6.375% senior notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (Parent Guarantor), CyrusOne GP (General Partner), and CyrusOne LP’s wholly owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc., CyrusOne Foreign Holdings LLC, Cervalis Holdings LLC, and Cervalis LLC (such subsidiaries, together the Guarantor Subsidiaries). None of CyrusOne LP's subsidiaries organized outside of the United States (collectively, the Non-Guarantor Subsidiaries) guarantee the 6.375% senior notes. Subject to the provisions of the indenture governing the 6.375% senior notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

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

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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
The following schedules present the balance sheets as of September 30, 2016 and December 31, 2015, and the statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and September 30, 2015, and the statements of cash flows for the nine months ended September 30, 2016 and September 30, 2015 for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries.
The consolidating statements of cash flows for the nine months ended September 30, 2016, includes the acquisition of Cervalis in July 2015. The results for Cervalis are included in the Guarantor Subsidiaries financial statements subsequent to the acquisition.

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Consolidating Balance Sheets

IN MILLIONS	As of September 30, 2016
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$143.1	$—	$—	$143.1
Buildings and improvements	—	—	—	—	973.0	36.1	0.2	1,009.3
Equipment	—	—	—	—	972.3	1.0	3.6	976.9
Construction in progress	—	—	—	—	303.0	0.1	0.9	304.0
Subtotal	—	—	—	—	2,391.4	37.2	4.7	2,433.3
Accumulated depreciation	—	—	—	—	(539.1)	(7.3)	—	(546.4)
Net investment in real estate	—	—	—	—	1,852.3	29.9	4.7	1,886.9
Cash and cash equivalents	—	—	—	—	9.4	1.6	—	11.0
Investment in subsidiaries	1,199.9	12.0	1,360.9	—	2.1	—	(2,574.9)	—
Rent and other receivables	—	—	—	—	71.7	1.3	—	73.0
Intercompany receivable	18.7	—	935.5	—	—	0.5	(954.7)	—
Goodwill	—	—	—	—	455.1	—	—	455.1
Intangible assets, net	—	—	—	—	155.8	—	—	155.8
Other assets	—	—	—	—	111.8	2.7	—	114.5
Total assets	$1,218.6	$12.0	$2,296.4	$—	$2,658.2	$36.0	$(3,524.9)	$2,696.3
Accounts payable and accrued expenses	$33.6	$—	$12.1	$—	$168.2	$0.7	$—	$214.6
Deferred revenue	—	—	—	—	71.8	0.7	—	72.5
Intercompany payable	—	—	18.7	—	936.0	—	(954.7)	—
Capital lease obligations	—	—	—	—	6.2	5.7	—	11.9
Long-term debt	—	—	1,065.7	—	—	—	—	1,065.7
Lease financing arrangements	—	—	—	—	115.1	26.8	—	141.9
Total liabilities	33.6	—	1,096.5	—	1,297.3	33.9	(954.7)	1,506.6
Total stockholders' equity	1,185.0	12.0	1,199.9	—	1,360.9	2.1	(2,570.2)	1,189.7
Total liabilities and equity	$1,218.6	$12.0	$2,296.4	$—	$2,658.2	$36.0	$(3,524.9)	$2,696.3

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS	As of December 31, 2015
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$93.0	$—	$—	$93.0
Buildings and improvements	—	—	—	—	865.6	39.6	0.1	905.3
Equipment	—	—	—	—	594.7	0.9	2.6	598.2
Construction in progress	—	—	—	—	229.8	0.1	1.2	231.1
Subtotal	—	—	—	—	1,783.1	40.6	3.9	1,827.6
Accumulated depreciation	—	—	—	—	(426.0)	(9.6)	—	(435.6)
Net investment in real estate	—	—	—	—	1,357.1	31.0	3.9	1,392.0
Cash and cash equivalents	—	—	—	—	10.4	3.9	—	14.3
Investment in subsidiaries	817.7	8.2	850.6	—	0.7	—	(1,677.2)	—
Restricted cash	—	—	—	—	1.5	—	—	1.5
Rent and other receivables	—	—	—	—	74.8	1.3	—	76.1
Intercompany receivable	—	—	991.3	—	—	—	(991.3)	—
Goodwill	—	—	—	—	453.4	—	—	453.4
Intangible assets, net	—	—	—	—	170.3	—	—	170.3
Other assets	—	—	—	—	85.3	2.7	—	88.0
Total assets	$817.7	$8.2	$1,841.9	$—	$2,153.5	$38.9	$(2,664.6)	$2,195.6
Accounts payable and accrued expenses	$—	$—	$29.2	$—	$106.8	$0.6	$—	$136.6
Deferred revenue	—	—	—	—	78.0	0.7	—	78.7
Intercompany payable	—	—	—	—	991.3	—	(991.3)	—
Capital lease obligations	—	—	—	—	6.1	6.1	—	12.2
Long-term debt	—	—	995.0	—	1.5	—	—	996.5
Lease financing arrangements	—	—	—	—	119.2	30.8	—	150.0
Total liabilities	—	—	1,024.2	—	1,302.9	38.2	(991.3)	1,374.0
Total stockholders' equity	817.7	8.2	817.7	—	850.6	0.7	(1,673.3)	821.6
Total liabilities and equity	$817.7	$8.2	$1,841.9	$—	$2,153.5	$38.9	$(2,664.6)	$2,195.6

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Consolidating Statements of Operations and Comprehensive Income (Loss)

IN MILLIONS	Three Months Ended September 30, 2016
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/ Consolidations	Total
Revenue	$—	$—	$—	$—	$142.5	$1.3	$—	$143.8
Costs and expenses:
Property operating expenses	—	—	—	—	54.0	0.6	—	54.6
Sales and marketing	—	—	—	—	4.7	—	—	4.7
General and administrative	—	—	—	—	13.9	—	—	13.9
Depreciation and amortization	—	—	—	—	53.6	(3.0)	—	50.6
Transaction and acquisition integration costs	—	—	—	—	1.2	—	—	1.2
Total costs and expenses	—	—	—	—	127.4	(2.4)	—	125.0
Operating income	—	—	—	—	15.1	3.7	—	18.8
Interest expense	—	—	12.2	—	—	0.7	0.9	13.8
Income (loss) before income taxes	—	—	(12.2)	—	15.1	3.0	(0.9)	5.0
Income tax expense	—	—	—	—	(0.6)	—	—	(0.6)
Equity earnings (loss) related to investment in subsidiaries	4.6	0.1	16.8	—	2.3	—	(23.8)	—
Net income (loss)	4.6	0.1	4.6	—	16.8	3.0	(24.7)	4.4
Noncontrolling interest in net income (loss)	—	—	—	—	—	—	—	—
Net income (loss) attributed to common stockholders	4.6	0.1	4.6	—	16.8	3.0	(24.7)	4.4
Other comprehensive loss	—	—	—	—	—	(0.7)	—	(0.7)
Comprehensive income (loss) attributable to common stockholders	$4.6	$0.1	$4.6	$—	$16.8	$2.3	$(24.7)	$3.7

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS	Three Months Ended September 30, 2015
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$109.7	$1.5	$—	$111.2
Costs and expenses:
Property operating expenses	—	—	—	—	41.6	0.6	—	42.2
Sales and marketing	—	—	—	—	3.2	—	—	3.2
General and administrative	—	—	—	—	12.4	0.1	—	12.5
Depreciation and amortization	—	—	—	—	38.3	0.8	—	39.1
Transaction and acquisition integration costs	—	—	—	—	1.8	—	—	1.8
Asset impairments and loss on disposal	—	—	—	—	4.9	—	—	4.9
Total costs and expenses	—	—	—	—	102.2	1.5	—	103.7
Operating income	—	—	—	—	7.5	—	—	7.5
Interest expense	—	—	11.2	—	—	0.8	0.1	12.1
Income (loss) before income taxes	—	—	(11.2)	—	7.5	(0.8)	(0.1)	(4.6)
Income tax expense	—	—	—	—	(0.7)	—	—	(0.7)
Equity earnings (loss) related to investment in subsidiaries	(4.5)	—	6.0	—	(0.8)	—	(0.7)	—
Net income (loss)	(4.5)	—	(5.2)	—	6.0	(0.8)	(0.8)	(5.3)
Noncontrolling interest in net loss	—	—	—	—	—	—	(0.7)	(0.7)
Net income (loss) attributed to common stockholders	(4.5)	—	(5.2)	—	6.0	(0.8)	(0.1)	(4.6)
Other comprehensive loss	—	—	—	—	—	(0.4)	—	(0.4)
Comprehensive income (loss) attributable to common stockholders	$(4.5)	$—	$(5.2)	$—	$6.0	$(1.2)	$(0.1)	$(5.0)

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS	Nine Months Ended September 30, 2016
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/ Consolidations	Total
Revenue	$—	$—	$—	$—	$387.7	$4.0	$—	$391.7
Costs and expenses:
Property operating expenses	—	—	—	—	137.9	1.8	—	139.7
Sales and marketing	—	—	—	—	12.9	—	—	12.9
General and administrative	—	—	—	—	42.7	0.1	—	42.8
Depreciation and amortization	—	—	—	—	136.3	(1.7)	—	134.6
Transaction and acquisition integration costs	—	—	—	—	3.9	—	—	3.9
Asset impairments and loss on disposal	—	—	—	—	—	—	—	—
Total costs and expenses	—	—	—	—	333.7	0.2	—	333.9
Operating income	—	—	—	—	54.0	3.8	—	57.8
Interest expense	—	—	36.0	—	—	2.2	(0.8)	37.4
Income (loss) before income taxes	—	—	(36.0)	—	54.0	1.6	0.8	20.4
Income tax expense	—	—	—	—	(1.3)	—	—	(1.3)
Equity earnings (loss) related to investment in subsidiaries	17.5	0.2	53.5	—	0.8	—	(72.0)	—
Net income (loss)	17.5	0.2	17.5	—	53.5	1.6	(71.2)	19.1
Noncontrolling interest in net income (loss)	—	—	—	—	—	—	—	—
Net income (loss) attributed to common stockholders	17.5	0.2	17.5	—	53.5	1.6	(71.2)	19.1
Other comprehensive loss	—	—	—	—	—	(0.8)	—	(0.8)
Comprehensive income (loss) attributable to common stockholders	$17.5	$0.2	$17.5	$—	$53.5	$0.8	$(71.2)	$18.3

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS	Nine Months Ended September 30, 2015
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$281.9	$4.1	$—	$286.0
Costs and expenses:
Property operating expenses	—	—	—	—	105.4	1.9	—	107.3
Sales and marketing	—	—	—	—	8.8	0.1	—	8.9
General and administrative	—	—	—	—	31.5	—	—	31.5
Depreciation and amortization	—	—	—	—	99.5	2.1	—	101.6
Transaction and acquisition integration costs	—	—	—	—	11.5	—	—	11.5
Asset impairments and loss on disposal	—	—	—	—	13.5	—	—	13.5
Total costs and expenses	—	—	—	—	270.2	4.1	—	274.3
Operating income	—	—	—	—	11.7	—	—	11.7
Interest expense	—	—	28.1	—	—	2.4	(1.3)	29.2
Income (loss) before income taxes	—	—	(28.1)	—	11.7	(2.4)	1.3	(17.5)
Income tax expense	—	—	—	—	(1.5)	—	—	(1.5)
Equity earnings (loss) related to investment in subsidiaries	(15.7)	(0.2)	7.8	—	(2.4)	—	10.5	—
Net income (loss)	(15.7)	(0.2)	(20.3)	—	7.8	(2.4)	11.8	(19.0)
Noncontrolling interest in net loss	—	—	—	—	—	—	(4.6)	(4.6)
Net income (loss) attributed to common stockholders	(15.7)	(0.2)	(20.3)	—	7.8	(2.4)	16.4	(14.4)
Other comprehensive loss	—	—	—	—	—	(0.4)	—	(0.4)
Comprehensive income (loss) attributable to common stockholders	$(15.7)	$(0.2)	$(20.3)	$—	$7.8	$(2.8)	$16.4	$(14.8)

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Consolidating Statements of Cash Flows

IN MILLIONS	Nine Months Ended September 30, 2016
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/Consolidations	Total
Cash flows from operating activities:
Net income (loss)	$17.5	$0.2	17.5	$—	$53.5	$1.6	$(71.2)	$19.1
Equity income (loss) related to investment in subsidiaries	(17.5)	(0.2)	(53.5)	—	(0.8)	—	72.0	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	—	136.3	(1.7)	—	134.6
Non-cash interest expense	—	—	10.0	—	—	—	1.1	11.1
Stock-based compensation expense	—	—	—	—	8.5	—	—	8.5
Provision for bad debt	—	—	—	—	0.9	—	—	0.9
Change in operating assets and liabilities:
Rent receivables and other assets	—	—	—	—	(29.0)	—	—	(29.0)
Accounts payable and accrued expenses	—	—	(0.1)	—	2.6	0.1	—	2.6
Deferred revenues	—	—	—	—	(6.2)	—	—	(6.2)
Net cash provided by (used in) operating activities	—	—	(26.1)	—	165.8	—	1.9	141.6
Cash flows from investing activities:
Capital expenditures - purchase of fixed assets	—	—	—	—	(131.1)	—	—	(131.1)
Capital expenditures - other development	—	—	—	—	(424.4)	(1.0)	—	(425.4)
Investment in subsidiaries	(448.2)	(4.5)	(448.2)	—	—	—	900.9	—
Changes in restricted cash	—	—	—	—	1.5	—	—	1.5
Return of investment	80.8	—	—	—	—	—	(80.8)	—
Intercompany borrowings	14.9	—	55.9	—	—	(0.5)	(70.3)	—
Net cash provided by (used in) investing activities	(352.5)	(4.5)	(392.3)	—	(554.0)	(1.5)	749.8	(555.0)
Cash flows from financing activities:
Issuance of common stock	448.6	—	—	—	—	—	—	448.6
Stock issuance costs	(1.6)	—	—	—	—	—	—	(1.6)
Dividends paid	(80.8)	—	(82.8)	—	—	—	80.8	(82.8)
Intercompany borrowings	—	—	(14.9)	—	(53.5)	—	68.4	—
Borrowings from credit facility	—	—	530.0	—	—	—	—	530.0
Payments on credit facility	—	—	(460.0)	—	—	—	—	(460.0)
Payments on capital leases and lease financing arrangements	—	—	—	—	(6.0)	(0.8)	—	(6.8)
Tax payment upon exercise of equity awards	(13.7)	—	—	—	—	—	—	(13.7)
Contributions/distributions from parent	—	4.5	448.2	—	448.2	—	(900.9)	—
Payment of note payable	—	—	—	—	(1.5)	—	—	(1.5)
Debt issuance costs	—	—	(2.1)	—	—	—	—	(2.1)
Net cash provided by (used in) financing activities	352.5	4.5	418.4	—	387.2	(0.8)	(751.7)	410.1
Net increase in cash and cash equivalents	—	—	—	—	(1.0)	(2.3)	—	(3.3)
Cash and cash equivalents at beginning of period	—	—	—	—	10.4	3.9	—	14.3
Cash and cash equivalents at end of period	$—	$—	$—	$—	$9.4	$1.6	$—	$11.0

CyrusOne Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS	Nine Months Ended September 30, 2015
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/Consolidations	Total
Cash flows from operating activities:
Net income (loss)	$(15.7)	$(0.2)	$(20.3)	$—	$7.8	$(2.4)	$11.8	$(19.0)
Equity earnings (loss) related to investment in subsidiaries	15.7	0.2	(7.8)	—	2.4	—	(10.5)	—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	—	99.5	2.1	—	101.6
Non-cash interest expense	—	—	2.3	—	—	—	—	2.3
Stock-based compensation expense	—	—	—	—	10.5	—	—	10.5
Provision for bad debt	—	—	—	—	0.3	—	—	0.3
Asset impairments	—	—	—	—	13.5	—	—	13.5
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	(0.8)	—	(17.9)	1.8	—	(16.9)
Accounts payable and accrued expenses	—	—	9.3	—	(0.7)	1.3	—	9.9
Deferred revenues	—	—	—	—	0.8	—	—	0.8
Due to affiliates	—	—	—	—	(1.5)	—	—	(1.5)
Net cash provided by (used in) operating activities	—	—	(17.3)	—	114.7	2.8	1.3	101.5
Cash flows from investing activities:
Capital expenditures - purchase of fixed assets	—	—	—	—	(17.3)	—	—	(17.3)
Capital expenditures - other development	—	—	—	—	(140.2)	(0.7)	—	(140.9)
Business acquisition, net of cash acquired	—	—	—	—	(398.4)	—	—	(398.4)
Investment in and loans to subsidiaries	(202.9)	—	—	—	202.9	—	—	—
Return of investment	41.3	(2.0)	81.0	—	(23.0)	—	(97.3)	—
Intercompany contributions/distributions	1.7	—	(323.8)	—	(1.7)	—	323.8	—
Net cash provided by (used in) investing activities	(159.9)	(2.0)	(242.8)	—	(377.7)	(0.7)	226.5	(556.6)
Cash flows from financing activities:
Issuance of common stock	799.3	—	—	—	—	—	—	799.3
Stock issuance costs	(0.8)	—	—	—	—	—	—	(0.8)
Acquisition of operating partnership units	(596.4)	—	—	—	—	—	—	(596.4)
Dividends paid	(40.5)	—	(58.3)	—	(58.3)	—	98.8	(58.3)
Intercompany borrowings	—	—	—	—	323.8	—	(323.8)	—
Borrowings from credit facility	—	—	220.0	—	—	—	—	220.0
Proceeds from issuance of debt	—	—	103.8	—	—	—	—	103.8
Payments on capital leases and lease financing arrangements	—	—	—	—	(3.0)	(0.8)	—	(3.8)
Debt issuance costs	—	—	(5.4)	—	—	—	—	(5.4)
Contributions/distributions from parent	—	2.0	—	—	—	0.8	(2.8)	—
Net cash provided by (used in) financing activities	161.6	2.0	260.1	—	262.5	—	(227.8)	458.4
Net increase (decrease) in cash and cash equivalents	1.7	—	—	—	(0.5)	2.1	—	3.3
Cash and cash equivalents at beginning of period	—	—	—	—	33.5	3.0	—	36.5
Cash and cash equivalents at end of period	$1.7	$—	$—	$—	$33.0	$5.1	$—	$39.8

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

Overview
Our Company. We are an owner, operator and developer of enterprise-class, carrier-neutral multi-tenant data center properties. Our data centers are generally purpose-built facilities with redundant power, cooling and access to a range of telecommunications carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology (IT) infrastructure for 948 customers (not including customers that have signed leases but have not begun occupying space) in 35 data centers and 2 recovery centers in 11 distinct markets (9 cities in the U.S., London and Singapore). We provide twenty-four hours-a-day, seven-days-a-week security guard monitoring with customizable security features.
We provide mission-critical data center facilities that protect and ensure the continued operation of IT infrastructure for our customers. Our goal is to be the preferred global data center provider to the Fortune 1000. As of September 30, 2016, our customers included 9 of the Fortune 20 and 180 of the Fortune 1000 or private or foreign enterprises of equivalent size. These 180 Fortune 1000 customers or private or foreign enterprises of equivalent size provided 69% of our annualized rent as of September 30, 2016. Additionally, as of September 30, 2016, our top 10 customers represented 35% of our annualized rent.
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
Our Portfolio. As of September 30, 2016, our property portfolio included 35 data centers and 2 recovery centers in 11 distinct markets (9 cities in the U.S., London and Singapore) collectively providing approximately 3,865,000 net rentable square feet (NRSF) and powered by approximately 359 MW of available critical load capacity. Since December 31, 2015, the NRSF increased by 911,000 due to increases in Chicago of 342,000, San Antonio of 117,000, Northern Virginia of 226,000, and other properties accounted for the remaining increase. We own 22 of the buildings in which our data center facilities are located. We lease the remaining 15 buildings, which account for approximately 700,000 NRSF, or approximately 18% of our total operating NRSF. These leased buildings accounted for 28% of our total annualized rent as of September 30, 2016. We also had approximately 748,000 NRSF under development as well as an aggregate of approximately 811,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 269 acres of land that are available for future data center shell development. Other than the purchase of the Chicago-Aurora I data center and approximately 15 acres of land directly adjacent to the data center (the Aurora Properties), during the nine months ended September 30, 2016, the Company purchased four properties for development for approximately $54.5 million. Along with our primary product offering, leasing of colocation space, our customers are increasingly interested in ancillary office and other space. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers.

Results of Operations
Three and Nine Months Ended September 30, 2016, Compared to Three and Nine Months Ended September 30, 2015:

IN MILLIONS, except share and per share data
	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	$ Change	% Change	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	$ Change	% Change
Revenue	$143.8	$111.2	$32.6	29%	$391.7	$286.0	$105.7	37%
Costs and expenses:
Property operating expenses	54.6	42.2	12.4	29%	139.7	107.3	32.4	30%
Sales and marketing	4.7	3.2	1.5	47%	12.9	8.9	4.0	45%
General and administrative	13.9	12.5	1.4	11%	42.8	31.5	11.3	36%
Depreciation and amortization	50.6	39.1	11.5	29%	134.6	101.6	33.0	32%
Transaction and acquisition integration costs	1.2	1.8	(0.6)	(33)%	3.9	11.5	(7.6)	(66)%
Asset impairments and loss on disposal	—	4.9	(4.9)	n/m	—	13.5	(13.5)	n/m
Total costs and expenses	125.0	103.7	21.3	21%	333.9	274.3	59.6	22%
Operating income	18.8	7.5	11.3	n/m	57.8	11.7	46.1	n/m
Interest expense	13.8	12.1	1.7	14%	37.4	29.2	8.2	28%
Net income (loss) before income taxes	5.0	(4.6)	9.6	n/m	20.4	(17.5)	37.9	n/m
Income tax expense	(0.6)	(0.7)	0.1	(14)%	(1.3)	(1.5)	0.2	(13)%
Net income (loss)	4.4	(5.3)	9.7	n/m	19.1	(19.0)	38.1	n/m
Noncontrolling interest in net loss	—	(0.7)	0.7	n/m	—	(4.6)	4.6	n/m
Net income (loss) attributed to common stockholders	$4.4	$(4.6)	$9.0	n/m	$19.1	$(14.4)	$33.5	n/m
Operating margin	13.1%	6.7%			14.8%	4.1%
Capital expenditures*:
Capital expenditures – purchase of fixed assets	$—	$—	$—	n/m	$131.1	$17.3	$113.8	n/m
Capital expenditures – other development	176.6	66.7	109.9	n/m	421.9	140.9	281.0	199%
Capital expenditures – other development recurring real estate	1.7	—	1.7	n/m	3.5	—	3.5	n/m
Total	$178.3	$66.7	$111.6	n/m	$556.5	$158.2	$398.3	252%
Metrics information:
Colocation square feet*	2,055,000	1,512,000	543,000	36%	2,055,000	1,512,000	543,000	36%
Utilization rate*	85%	89%	(4)%	(4)%	85%	89%	(4)%	(4)%
Income (loss) per share - basic and diluted	$0.05	$(0.08)			$0.24	$(0.30)
Dividend declared per share	$0.380	$0.315			$1.140	$0.945

*	See “Key Operating Metrics” set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 for a definition of capital expenditures, CSF and utilization rate.

Revenue
Revenue for the three months ended September 30, 2016 was $143.8 million, an increase of $32.6 million, or 29%, compared to $111.2 million for the corresponding quarter in 2015. Revenue for the nine months ended September 30, 2016 was $391.7 million, an increase of $105.7 million, or 37%, compared to $286.0 million for the corresponding period in 2015. The acquisition of Cervalis on July 1, 2015 resulted in an increase in revenue of $36.8 million for the six months ended June 30, 2016. The 15-year lease for data center space at the Aurora Properties with the CME Group, entered into on April 1, 2016, increased revenue by $6.0 million and $11.6 million for the three and nine months ended September 30, 2016, respectively. The addition of new customers and growth from existing customers, net of churn, equipment sales and termination fee revenue resulted in increased revenue of $26.6 million and $57.3 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2016, we had approximately 3,865,000 NRSF, an increase of approximately 1,015,000 NRSF from September 30, 2015. As of September 30, 2016, we had 180 Fortune 1000 customers or private or foreign enterprises of equivalent size, compared to 169 Fortune 1000 customers or private or foreign enterprises of equivalent size as of September 30, 2015. As of September 30, 2016, we had a total of 948 customers (not including customers that have signed leases but have not begun occupying space) as compared to approximately 929 customers as of September 30, 2015.
Our capacity at September 30, 2016 was approximately 2,055,000 CSF, which is an increase of 36% from September 30, 2015. The utilization rate of our data center facilities was 85% as of September 30, 2016, compared to 89% as of September 30, 2015. During the second quarter, we added to the portfolio two newly constructed data centers that are in the early stages of lease up. In all, we have three data centers in the lease-up stage, and we refer to these as pre-stabilized properties. Excluding these properties, the utilization rate for our stabilized portfolio was 93% as of September 30, 2016 as compared to 89% as of September 30, 2015.
Recurring rent churn was 3.8% for the three months ended September 30, 2016, compared to 0.7% for the three months ended September 30, 2015. Recurring rent churn was 8.2% for the nine months ended September 30, 2016, compared to 4.5% for the nine months ended September 30, 2015.
Costs and Expenses
Property operating expenses—For the three months ended September 30, 2016, Property operating expenses were $54.6 million, an increase of $12.4 million, or 29%, compared to $42.2 million for the corresponding quarter in 2015. The purchase of the Aurora Properties from CME on March 31, 2016 increased Property operating expenses by $2.3 million. Excluding the impact of Aurora, Property operating expenses increased $10.1 million. Costs to operate our facilities increased primarily to support our additional CSF deployed and payroll and employee related costs increased $1.6 million, other costs increased $2.8 million and the cost of sale of hardware increased $5.7 million.
For the nine months ended September 30, 2016, Property operating expenses were $139.7 million, an increase of $32.4 million, or 30%, compared to $107.3 million for the corresponding period in 2015. The acquisition of Cervalis on July 1, 2015 resulted in an increase in Property operating expenses of $13.2 million. The purchase of the Aurora Properties from CME on March 31, 2016 increased Property operating expenses by $4.3 million. Excluding the impact of Cervalis and Aurora, Property operating expenses increased $14.9 million. Costs to operate our facilities increased by $3.1 million for payroll and employee related costs, $3.7 million for additional security and other costs primarily to support our additional CSF deployed and $8.1 million for the cost of sale of hardware. During the nine months ended September 30, 2015, we incurred $1.1 million of lease exit costs.
Sales and marketing expenses—For the three months ended September 30, 2016, Sales and marketing expenses were $4.7 million, an increase of $1.5 million, or 47%, compared to $3.2 million for the corresponding quarter in 2015. The increase was primarily due to increased advertising and marketing costs of $1.0 million and higher payroll-related and other costs of $0.5 million.
For the nine months ended September 30, 2016, Sales and marketing expenses were $12.9 million, an increase of $4.0 million, or 45%, compared to $8.9 million for the corresponding period in 2015. The acquisition of Cervalis on July 1, 2015 resulted in an increase in Sales and marketing expenses of $1.0 million. The remaining increase was primarily due to higher advertising and payroll-related costs of $1.7 million and other costs of $1.3 million.
General and administrative expenses—For the three months ended September 30, 2016, General and administrative expenses were $13.9 million, an increase of $1.4 million compared to $12.5 million for the corresponding quarter in 2015. Recruiting, relocation and payroll related costs increased $1.8 million primarily to support future growth. Higher professional fees for legal, consulting and temporary staffing increased $1.2 million. Increased costs of IT license support and other costs accounted for the remaining increase of $0.3 million. These increases for the three months ended September 30, 2016 are offset by severance related costs of $1.9 million, of which $0.9 million related to the acceleration of stock-based compensation, included in General and administrative expenses incurred during the three months ended September 30, 2015.

For the nine months ended September 30, 2016, General and administrative expenses were $42.8 million, an increase of $11.3 million compared to $31.5 million for the corresponding period in 2015. The acquisition of Cervalis on July 1, 2015 resulted in an increase in General and administrative expenses of $0.8 million. Payroll and employee related costs increased $6.1 million due to the Company's portion of payroll taxes due to a large vesting of equity grants, higher recruiting and relocation costs and increased payroll and related costs to support the increased growth in business. Higher professional fees for legal, consulting and temporary staffing increased $3.8 million. Increased costs of investor meetings, commercial insurance and other costs accounted for the remaining increase of $2.5 million. These increases for the nine months ended September 30, 2016 are offset by severance related costs of $1.9 million, of which $0.9 million related to the acceleration of stock-based compensation, included in General and administrative expenses incurred during the nine months ended September 30, 2015.
Depreciation and amortization expense—For the three months ended September 30, 2016, Depreciation and amortization expense was $50.6 million, an increase of $11.5 million, or 29%, compared to $39.1 million for the corresponding quarter in 2015. The purchase of the Aurora Properties from CME on March 31, 2016 resulted in an increase in Depreciation and amortization expense of $3.2 million for the three months ended September 30, 2016. The remainder of the increase was driven by assets that were placed in service after the third quarter of 2015.
For the nine months ended September 30, 2016, Depreciation and amortization expense was $134.6 million, an increase of $33.0 million, or 32%, compared to $101.6 million for the corresponding period in 2015. The acquisition of Cervalis on July 1, 2015 and the purchase of the Aurora Properties from CME on March 31, 2016 resulted in an increase in Depreciation and amortization expense of $13.1 million and $6.4 million for the nine months ended September 30, 2016, respectively. The remainder of the increase was driven by assets that were placed in service after the third quarter of 2015. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties and expand our existing data center facilities.
Transaction and acquisition integration costs—For the three and nine months ended September 30, 2016, the Company incurred costs of $1.2 million and $3.9 million, respectively, associated with diligence efforts on certain targeted acquisitions including unrealized acquisitions. For the three and nine months ended September 30, 2015, the Company incurred $1.8 million and $11.5 million in transaction related costs primarily related to the acquisition of Cervalis.
Asset impairments and loss on disposal—For the three months ended September 30, 2015, we recognized a loss on disposal of $4.9 million primarily related to the disposal of assets. For the nine months ended September 30, 2015, we recognized an impairment of $13.5 million primarily related to the disposal of assets related to the exit of Austin 1, which is a leased facility, and a loss related to the disposal of assets. The effective date of this lease termination is December 31, 2016; however, we may exit at our discretion with a 30 day notice. There were no impairments recognized for the three or nine month periods ended September 30, 2016.
Non-Operating Expenses
Interest expense—For the three months ended September 30, 2016, Interest expense was $13.8 million, an increase of $1.7 million, or 14%, as compared to $12.1 million for the corresponding quarter in 2015. The increase was primarily a result of additional borrowings under our Credit Agreement during the quarter. For the nine months ended September 30, 2016, Interest expense was $37.4 million, an increase of $8.2 million, or 28%, as compared to $29.2 million for the corresponding period in 2015. The increase was primarily a result of additional borrowings under our Credit Agreement, the issuance of 6.375% senior notes in July 2015 and increased interest expense related to Lease financing arrangements, partially offset by a reduction in Interest expense due to an increase in capitalized interest.
Income tax expense—For the three months ended September 30, 2016, Income tax expense was $0.6 million, a decrease of $0.1 million, or 14%, as compared to $0.7 million for the corresponding quarter in 2015. For the nine months ended September 30, 2016, Income tax expense was $1.3 million, a decrease of $0.2 million, or 13%, as compared to $1.5 million for the corresponding period in 2015.
Capital Expenditures
For the nine months ended September 30, 2016, capital expenditures were $556.5 million, as compared to $158.2 million for the corresponding period in 2015. The purchase price of the Aurora Properties in March 2016 was $131.1 million. Other capital expenditures for 2016 relate primarily to the development of additional square footage and power in our Phoenix, Houston, Dallas, San Antonio, Chicago and Northern Virginia markets. Other than the purchase of the Aurora Properties, during the nine months ended September 30, 2016, the Company purchased four properties for development for approximately $54.5 million.

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

The following table reflects the computation of FFO and Normalized FFO for the three and nine months ended September 30, 2016 and September 30, 2015:
CyrusOne Inc.
Reconciliation of Net Income (Loss) to FFO and Normalized FFO
(Dollars in millions)
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2016	2015	$	%
Net income (loss)	$4.4	$(5.3)	$9.7	n/m	$19.1	$(19.0)	$38.1	n/m
Adjustments:
Real estate depreciation and amortization	44.2	31.9	12.3	39%	115.6	84.2	31.4	37%
Asset impairments and loss on disposal	—	4.9	(4.9)	—%	—	13.5	(13.5)	n/m
Funds from Operations (FFO)	$48.6	$31.5	$17.1	54%	$134.7	$78.7	$56.0	71%
Amortization of customer relationship intangibles	4.8	5.6	(0.8)	(14)%	14.5	12.9	1.6	12%
Transaction and acquisition integration costs	1.2	1.9	(0.7)	(37)%	3.9	11.6	(7.7)	(66)%
Severance and management transition costs	—	1.9	(1.9)	—%	—	1.9	(1.9)	—%
Legal claim costs	0.2	—	0.2	n/m	0.7	0.3	0.4	133%
Lease exit costs	—	0.3	(0.3)	—%	—	1.1	(1.1)	—%
Normalized Funds from Operations (Normalized FFO)	$54.8	$41.2	$13.6	33%	$153.8	$106.5	$47.3	44%

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

The following table reflects the computation of NOI for the three and nine months ended September 30, 2016 and September 30, 2015:

CyrusOne Inc.
Reconciliation of Revenue to Net Operating Income to Net Income (Loss)
(Dollars in millions)
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2016	2015	$	%
Revenue	$143.8	$111.2	$32.6	29%	$391.7	$286.0	$105.7	37%
Property operating expenses	54.6	42.2	12.4	29%	139.7	107.3	32.4	30%
Net Operating Income	$89.2	$69.0	$20.2	29%	$252.0	$178.7	$73.3	41%
Sales and marketing	4.7	3.2	1.5	47%	12.9	8.9	4.0	45%
General and administrative	13.9	12.5	1.4	11%	42.8	31.5	11.3	36%
Depreciation and amortization	50.6	39.1	11.5	29%	134.6	101.6	33.0	32%
Transaction and acquisition integration costs	1.2	1.8	(0.6)	(33)%	3.9	11.5	(7.6)	(66)%
Asset impairments and loss on disposal	—	4.9	(4.9)	—%	—	13.5	(13.5)	—%
Interest expense	13.8	12.1	1.7	14%	37.4	29.2	8.2	28%
Income tax expense	0.6	0.7	(0.1)	(14)%	1.3	1.5	(0.2)	(13)%
Net Income (Loss)	$4.4	$(5.3)	$9.7	n/m	$19.1	$(19.0)	$38.1	n/m

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
On July 1, 2016, we established an “at the market” stock offering program (ATM Program), pursuant to which CyrusOne Inc. may issue and sell from time to time shares of common stock having an aggregate gross sales price of up to $320.0 million to or through sales agents. Sales of shares of CyrusOne Inc. common stock under the ATM Program are made by means of ordinary brokers’ transactions on the NASDAQ Global Select Market or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of CyrusOne Inc., at negotiated prices. During the three months ended September 30, 2016, the Company sold 0.5 million shares of its common stock under this program, generating net proceeds of approximately $26.3 million after giving effect to sales agent commissions of $0.3 million.
On August 15, 2016, CyrusOne Inc. completed a public offering of 3.4 million shares of its common stock for $164.8 million, net of underwriting discounts of approximately $6.9 million. CyrusOne Inc. contributed the net proceeds from the sale of its shares to its operating partnership in exchange for an equivalent number of newly issued operating partnership units (the August OP Contribution and Issuance). CyrusOne LP has used and intends to use the proceeds from the August OP Contribution and Issuance to fund growth capital expenditures related to recently signed leases, to repay borrowings under its senior unsecured revolving credit facility, and for general corporate purposes, which may include funding future acquisitions, investments or capital expenditures. In connection with this offering, on August 10, 2016, CyrusOne Inc. entered into (a) a forward sale agreement with Goldman, Sachs & Co. (the Forward Sale Agreement) with respect to 3.4 million shares of its common stock, and (b) an additional forward sale agreement with Goldman, Sachs & Co. (the Additional Forward Sale Agreement, and together with the Forward Sale Agreement, the Forward Sale Agreements) with respect to 1.0 million shares of its common stock in connection with the underwriters' exercise of their option to purchase these shares.
Pursuant to the terms of the Forward Sale Agreements, and subject to CyrusOne Inc.’s right to elect cash or net share settlement under the Forward Sale Agreements, CyrusOne Inc. intends to issue and sell, upon physical settlement of such Forward Sale Agreements, 4.4 million shares of its common stock to Goldman, Sachs & Co. in exchange for cash proceeds per share equal to the applicable forward sale price, which was initially $48.48 per share and is subject to certain adjustments as provided in the applicable forward sale agreement. CyrusOne Inc. expects to physically settle the Forward Sale Agreements in full, which settlement or settlements will occur on or before August 1, 2017.
Short-term Liquidity
Our short-term liquidity requirements primarily consist of operating, sales and marketing, and general and administrative expenses, dividend payments and capital expenditures composed primarily of acquisition and development costs for data center properties. For the nine months ended September 30, 2016, our capital expenditures, including the purchase of the Aurora Properties in March, 2016, were $556.5 million. Our capital expenditures are discretionary, excluding leases under contract, and will be applied to expand our existing data center properties, acquire or construct new facilities, or both. We intend to continue to pursue additional growth opportunities and are prepared to commit additional resources to support this growth. We expect to fund future capital expenditures from the cash available on our balance sheet, borrowings under our Revolving Credit Facility and issuances of debt and equity securities. We expect our total estimated capital expenditures for 2016 to be between $635 million and $655 million.
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
As of September 30, 2016, our Long-term debt, Capital lease obligations and Lease financing arrangements were $1,219.5 million, consisting of $477.4 million of 6.375% senior notes, including bond premium, $55.0 million outstanding under the Revolving Credit Facility, $550.0 million outstanding, in the aggregate, under the Initial Term Loan and Additional Term Loan, Capital lease obligations of $11.9 million and Lease financing arrangements of $141.9 million, partially offset by deferred financing costs of $16.7 million. As of September 30, 2016, we had the ability to borrow an additional $587.9 million under the Revolving Credit Facility and had Cash and cash equivalents of $11.0 million. Available liquidity as of September 30, 2016 is $598.9 million, which includes our capacity to borrow under the Revolving Credit Facility, including Cash and cash equivalents of $11.0 million, less of letters of credit of $7.1 million.
As of September 30, 2016, the total number of outstanding shares of common stock was approximately 83.5 million.
Cash Flows
Comparison of Nine Months Ended September 30, 2016 and September 30, 2015
Cash flow increased by $40.1 million for the nine months ended September 30, 2016. Cash provided by operations was $141.6 million for the nine months ended September 30, 2016, compared to $101.5 million for the nine months ended September 30, 2015. The increase was primarily driven by an increase in net operating income of $73.3 million. The increase was partially offset by increased sales and marketing, general and administrative expenses and interest expense.
Cash used in investing activities was $555.0 million for the nine months ended September 30, 2016, compared to $556.6 million for the nine months ended September 30, 2015. Our capital expenditures for 2016 include the acquisition in March 2016 of the

Aurora properties, totaling $131.1 million. Additional capital expenditures for 2016 relate primarily to the development of additional square footage and power in our Phoenix, Houston, Dallas, San Antonio, Chicago and Northern Virginia markets. Other than the acquisition of the Aurora Properties, during the nine months ended September 30, 2016, we purchased four properties for development for approximately $54.5 million. Our capital expenditures for 2015 relate primarily to the acquisition of Cervalis in July 2015 for $398.4 million. Additional capital expenditures for 2015 included the development of additional square footage and power in our Phoenix 2, Houston West 3, Carrollton and Northern Virginia data centers and the purchase of Austin 4 in February 2015.
Cash provided by financing activities was $410.1 million for the nine months ended September 30, 2016, compared to $458.4 million for the nine months ended September 30, 2015. During the nine months of 2016, cash provided by financing activities was due to net borrowings from the credit facility of $70.0 million and the net proceeds from issuances of common stock of $447.0 million. Cash used in financing activities during the nine months of 2016 was due to dividends paid to stockholders of $82.8 million, tax payments upon the exercise of equity awards of $13.7 million and other items of $10.4 million. During the nine months ended September 30, 2015, cash provided by financing activities was due to net borrowings from the credit facility of $220.0 million and the net proceeds from issuances of common stock of $798.5 million and net proceeds from the issuance of debt of $103.8 million. Cash used in financing activities during the nine months ended September 30, 2015 was due to acquisition of operating partnership units from non-controlling interests of $596.4 million, dividends paid to stockholders of $58.3 million and other items of $9.2 million.
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
The following table sets forth the carrying value and fair value face amounts, maturity dates, and average interest rates at September 30, 2016, for our fixed-rate debt and variable-rate debt, excluding Capital lease obligations and Lease financing arrangements:

IN MILLIONS	2016	2017	2018	2019	2020	Thereafter	Total Carrying Value	Total Fair Value
Fixed-rate debt	—	—	—	—	—	$477.4	$477.4	$506.3
Average interest rate on fixed-rate debt	—	—	—	—	—	6.375%
Variable-rate debt (revolving credit facility)	—	—	$55.0	—	—	—	$55.0	$55.0
Average interest rate on variable-rate debt	—	—	2.165%	—	—	—
Variable-rate debt (term loans)	—	—	—	$550.0	—	—	$550.0	$550.0
Average interest rate on variable-rate debt	—	—	—	2.109%	—	—
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a description of the Company’s market risks. There were no material changes for the period ended September 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, from time to time we are subject to claims and administrative proceedings. We do not believe any currently outstanding matters would have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations, liquidity and cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on
Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016, as supplemented by the risk factor included in the section entitled "Risk Factors" in our Quarterly Report on Form 10-Q for quarterly period ended June 30, 2016, filed with the SEC on August 2, 2016, each of which are accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the nine months ended September 30, 2016, the Company had no unregistered sales of equity securities or purchases of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibit No.	Exhibit Description

1.1
Forward Sale Agreement, dated August 10, 2016, between CyrusOne Inc. and Goldman, Sachs & Co. (Incorporated by reference to Exhibit 1.2 of Form 8-K, filed by CyrusOne Inc. on August 16, 2016 (Registration No. 001-35789)).

1.2
Additional Forward Sale Agreement, dated August 10, 2016, between CyrusOne Inc. and Goldman, Sachs & Co. (Incorporated by reference to Exhibit 1.3 of Form 8-K, filed by CyrusOne Inc. on August 16, 2016 (Registration No. 001-35789)).

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

10.3
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 28th day of October, 2016.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President, Chief Executive Officer, and Director

By:	/s/ Gregory R. Andrews
Gregory R. Andrews
Executive Vice President and Chief Financial Officer

By:	/s/ Amitabh Rai
Amitabh Rai
Senior Vice President and Chief Accounting Officer