Form 10-K
period 2016-12-31
CyrusOne Inc.
filed 2017-02-24
CIK 1553023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period  ___________ to ____________

Commission File Number: 001-35789

CyrusOne Inc.
(Exact name of registrant as specified in its charter)

Maryland	46-0691837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2101 Cedar Springs Road, Suite 900, Dallas, TX 75201
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
Yes ☐   No ☒
The aggregate market value of the voting Common Stock owned by non-affiliates on June 30, 2016, was $4.4 billion, computed by reference to the closing sale price of the Common Stock on the NASDAQ Global Select Market on such date.
There were 83,441,227 shares of Common Stock outstanding as of February 21, 2017.

Portions of the definitive proxy statement relating to the Company’s 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

EXPLANATORY NOTE
Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to CyrusOne Inc., a Maryland corporation, together with its consolidated subsidiaries, including CyrusOne LP, a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to CyrusOne LP together with its consolidated subsidiaries.

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
As of December 31, 2016, the total number of outstanding shares of common stock was 83.5 million and our former parent, Cincinnati Bell Inc. (CBI) owned less than 5.0% of the outstanding common stock of CyrusOne Inc. On December 31, 2015, CyrusOne Inc. completed an exchange of all the operating partnership units of CyrusOne LP owned, directly or indirectly, by CBI for an equal number of shares of common stock of CyrusOne Inc. As a result, CyrusOne Inc., directly or indirectly, owns all the operating partnership units of CyrusOne LP. As the direct or indirect owner of all the operating partnership units of CyrusOne LP and as sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP, CyrusOne Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.

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
•inability to identify and complete acquisitions and operate acquired properties, including the pending Sentinel acquisition;
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

ITEM 1.    BUSINESS
The Company
We are a premier data center real estate investment trust (REIT). We own, operate and develop enterprise-class, carrier-neutral, multi-tenant data center properties. Our data centers are generally purpose-built facilities with redundant power and cooling. They are not network-specific and enable customer interconnectivity to a range of telecommunication carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology (IT) infrastructure for 932 customers (not including customers that have signed leases but have not begun occupying space) in 35 data centers and 2 recovery centers in 11 distinct markets (9 cities in the U.S., London and Singapore). We provide twenty-four-hours-a-day, seven-days-a-week security guard monitoring with customizable security features.
Recent Developments

On March 17, 2016, CyrusOne LP entered into a first amended and restated credit agreement (the First Amended and Restated Credit Agreement) which amended and restated in its entirety the credit agreement governing its senior unsecured revolving credit facility (the Revolving Credit Facility) and senior unsecured term loan facility (the Initial Term Loan), originally dated as of October 9, 2014. The First Amended and Restated Credit Agreement provided for an additional $250.0 million senior unsecured term loan facility (the Additional Term Loan, together with the Initial Term Loan, the Term Loans) in addition to the existing $650.0 million Revolving Credit Facility and the $300.0 million Initial Term Loan. CyrusOne LP borrowed $250.0 million under the Additional Term Loan facility and used the proceeds to repay a portion of the amount outstanding under the Revolving Credit Facility. On November 21, 2016, CyrusOne LP entered into a second amended and restated credit agreement (the Second Amended and Restated Credit Agreement) which amended and restated in its entirety the First Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement, among other things, increases the available commitments under the Revolving Credit Facility to $1.0 billion.

On March 21, 2016, CyrusOne Inc. completed a public offering of 6.9 million shares of its common stock for $255.0 million, net of underwriting discounts of approximately $10.6 million. CyrusOne LP used the proceeds to acquire the Chicago-Aurora I data center from CME Group for $131.1 million and to fund its development pipeline. During the first quarter of 2016, the Company received $0.9 million from the exercise of stock options and $0.1 million relating to common shares purchased under the employee stock purchase plan. In total, offerings of common stock during the first quarter of 2016 resulted in $256.0 million of cash flow from financing activities on the consolidated statements of cash flows.

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

On July 1, 2016, the Company filed a prospectus supplement and entered into sales agreements (the Sales Agreements) with each of Raymond James & Associates, Inc., Jefferies LLC, KeyBanc Capital Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as sales agents, pursuant to which CyrusOne Inc. may issue and sell from time to time shares of its common stock having an aggregate gross sales price of up to $320.0 million, pursuant to an “at the market” program. Sales of shares of CyrusOne Inc. common stock under the Sales Agreements are made by means of ordinary brokers’ transactions on the NASDAQ Global Select Market or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of CyrusOne Inc., at negotiated prices. During the year ended December 31, 2016, the Company sold 0.5 million shares of its common stock under this program, generating net proceeds of approximately $26.3 million after giving effect to sales agent commissions of $0.3 million.

On August 15, 2016, CyrusOne Inc. completed a public offering of 3.4 million shares of its common stock for $164.8 million, net of underwriting discounts of approximately $6.9 million. CyrusOne Inc. contributed the net proceeds from the sale of its shares to its operating partnership in exchange for an equivalent number of newly issued operating partnership units (the August OP Contribution and Issuance). CyrusOne LP has used and intends to use the proceeds from the August OP Contribution and Issuance to fund growth capital expenditures related to recently signed leases, to repay borrowings under its Revolving Credit Facility, and for general corporate purposes, which may include funding future acquisitions, investments or capital expenditures. In connection with this offering, on August 10, 2016, CyrusOne Inc. entered into (a) a forward sale agreement with Goldman, Sachs & Co. (the Forward Sale Agreement) with respect to 3.4 million shares of its common stock, and (b) an additional forward sale agreement with Goldman, Sachs & Co. (the Additional Forward Sale Agreement, and together with the Forward Sale Agreement, the Forward Sale Agreements) with respect to approximately 1.0 million shares of its common stock in connection with the underwriters' exercise of their option to purchase these shares.
Pursuant to the terms of the Forward Sale Agreements, and subject to CyrusOne Inc.’s right to elect cash or net share settlement under the Forward Sale Agreements, CyrusOne Inc. intends to issue and sell, upon physical settlement of such Forward Sale Agreements, approximately 4.4 million shares of its common stock to Goldman, Sachs & Co. in exchange for cash proceeds per share equal to the applicable forward sale price, which was initially $48.48 per share and is subject to certain adjustments as provided in the applicable forward sale agreement. CyrusOne Inc. expects to physically settle the Forward Sale Agreements in full, which settlement or settlements will occur on or before August 1, 2017.

On February 6, 2017, CyrusOne Inc. announced the execution of a definitive agreement to purchase two data centers located in Raleigh-Durham, North Carolina and Somerset, New Jersey for a total purchase price of $490 million, excluding transaction-related costs, in an all cash transaction. The transaction is expected to close in the next 30 to 45 days, subject to the fulfillment of customary closing conditions. These facilities add more than 160,000 colocation square feet and approximately 21 megawatts of power capacity to our portfolio. This transaction is expected to provide enhanced geographic diversification, establishing a presence in Raleigh-Durham and expanding our footprint in the Northeast.

The following diagram depicts our ownership structure as of December 31, 2016:

Public
Stockholders
100%
Common
Stock
CyrusOne Inc.
(the REIT)
100% Beneficial
Ownership Interest
CyrusOne GP
(sole general partner)
100%
Limited
Partnership
Interest
100% General
Partnership Interest
CyrusOne LP
(our operating partnership)
100%
100%
Additional U.S.
Taxable
REIT
Subsidiaries
100%
Non-U.S.
Taxable
REIT
Subsidiaries
Operating and Development Properties

Our Business

We provide mission-critical data center facilities that protect and ensure the continued operation of IT infrastructure for our customers. Our goal is to be the preferred global data center provider to Fortune 1000, including the largest enterprises and providers of cloud services. As of December 31, 2016, our customers included 181 of the Fortune 1000 or private or foreign enterprises of equivalent size. These 181 customers provided 69% of our annualized rent as of December 31, 2016.

Data centers are highly specialized and secure real estate assets that serve as centralized repositories of server, storage and network equipment. They are designed to provide the space, power, cooling and network connectivity necessary to efficiently operate mission-critical IT equipment. Telecommunications carriers typically provide network access into a data center through optical fiber. The demand for data center infrastructure is being driven by many factors, but most importantly by significant growth in data as well as an increased demand for outsourcing. The market for third-party data center facilities includes, among other companies, established “traditional” enterprises that are web-enabling their applications and business processes as well as cloud-centric companies with sophisticated technology requirements.

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
High Quality Customer Base. The high quality of our assets combined with our reputation for serving the needs of large enterprises has enabled us to focus on the Fortune 1000 to build a quality customer base. We currently have 932 customers (not including customers that have signed leases but have not begun occupying space) from a broad spectrum of industries. Our revenue is generated by a stable enterprise customer base, as evidenced by the fact that as of December 31, 2016, 69% of our annualized rent comes from the Fortune 1000 or private or foreign enterprises of equivalent size. We serve a diversity of industries, including information technology, financial services, energy, oil and gas, mining, medical and consumer goods and services.
As of December 31, 2016, one customer represented more than 10% of revenue, with that customer representing 13% of our annualized rent. Our top 10 customers represented 38% of our annualized rent.
Strategically Located Portfolio. Our portfolio is located in several domestic and international markets possessing attractive characteristics for enterprise-focused data center operations. We have domestic properties in six of the top 10 largest U.S. cities by population (Chicago, Dallas, Houston, New York, Phoenix and San Antonio), according to the U.S. Census Bureau, and six of the top 10 cities for Fortune 500 headquarters (Chicago, Cincinnati, Dallas, Houston, San Antonio and New York). We believe cities with large populations or a large number of corporate headquarters are likely to produce incremental demand for IT infrastructure. In addition, being located close to our current and potential customers provides chief information officers (CIOs) with additional confidence when outsourcing their data center infrastructure to us.
Modern, High Quality, Flexible Facilities. Our portfolio includes highly efficient, reliable facilities with flexibility to customize customer solutions and accessibility to hundreds of connectivity providers. To optimize the delivery of power, our properties include modern engineering technologies designed to minimize unnecessary power usage and, in our newest facilities, we are able to provide power utilization efficiency ratios that we believe to be among the best in the multi-tenant data center industry. Fortune 1000 CIOs are dividing their application stacks into various groups as some applications require 100% availability, while others may require significant power to support complex computing, or robust connectivity. Our construction design enables us to deliver different power densities and resiliencies to the same customer footprint, allowing customers to tailor solutions to meet their application needs. In addition, the National IX Platform provides access to hundreds of telecommunication and Internet carriers.
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
Significant Leasing Capability. Our focus on the customer, our ability to scale with their needs, and our operational excellence provides us with embedded future growth from our customer base. During 2016, we signed new leases representing $147.8 million in annualized revenue, with previously existing customers accounting for approximately 76% of this amount. Since December 31, 2015, we have increased our CSF by approximately 506,000 square feet or 32%, while maintaining a high percentage of CSF utilized of 85% and 86% as of December 31, 2016 and 2015, respectively.
Significant, Attractive Expansion Opportunities. As of December 31, 2016, we had 825,000 net rentable square feet (NRSF) of powered shell available for future development and approximately 239 acres of land that are available for future data center facility development. The powered shell available for future development in locations that are part of our domestic portfolio, and consists of approximately 500,000 NRSF in the Southwest (Texas and Phoenix) and 325,000 NRSF in the Northeast and Midwest. Our current development properties and available acreage were selected based on extensive site selection criteria and the collective industry knowledge and experience of our management team with a focus on markets with a strong presence of and high demand by Fortune 1000 companies. As a result, we believe that our development portfolio contains properties that are located in markets with attractive supply and demand conditions and that possess suitable physical characteristics to support data center infrastructure.
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
Experienced Management Team. Our management team is comprised of individuals drawing on diverse knowledge and skill sets acquired through extensive experiences in the real estate, telecommunications, technology and mission-critical infrastructure industries.

Balance Sheet Positioned to Fund Continued Growth. As of December 31, 2016, we had $772.5 million in available liquidity, including $757.9 million in borrowing capacity under our Revolving Credit Facility. The Second Amended and Restated Credit Agreement also includes an accordion feature that allows us to increase the aggregate commitment by up to $300 million. We believe that we are appropriately capitalized with sufficient financial flexibility and capacity to fund our anticipated growth.

Experienced Sales Force with Robust Partner Channel. We have an experienced sales force with a particular expertise in selling to large enterprises, which can require extensive consultation and drive long sales cycles as these enterprises make the initial outsourcing decision. As of December 31, 2016, we had 39 sales-related employees. We believe the depth, knowledge, and experience of our sales team differentiates us from other data center companies, and we are not as dependent on brokers to identify and acquire customers as some other companies in the industry. To complement our direct sales efforts, we have developed a robust network of more than 175 partners, including value added resellers, systems integrators and hosting providers.
Business and Growth Strategies
Our objective is to grow our revenue and earnings and maximize stockholder returns and cash flow by continuing to expand our data center infrastructure outsourcing business.
Increasing Revenue from Existing Customers and Properties. We have historically generated a significant portion of our revenue growth from our existing customers. We will continue to target our existing customers because we believe that many have significant data center infrastructure needs that have not yet been outsourced, and many will require additional data center space and power to support their growth and their increasing reliance on technology infrastructure in their operations. To address new demand, as of December 31, 2016, we have approximately 615,000 NRSF currently available for lease. We also have approximately 1,657,000 NRSF under development, as well as 825,000 NRSF of additional powered shell space under roof available for development.
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
Our principal executive offices are located at 2101 Cedar Springs Road, Suite 900, Dallas, TX 75201. Our telephone number is (972) 350-0060. We maintain a website, www.cyrusone.com. The information contained on, or accessible through, our website is not incorporated by reference into this Annual Report on Form 10-K.
Our Portfolio
As of December 31, 2016, our property portfolio included 35 data centers and 2 recovery centers in 11 distinct markets (9 cities in the U.S., London and Singapore) collectively providing approximately 3,904,000 NRSF and powered by approximately 369 MW of available critical load capacity. We own 23 of the buildings in which our data center facilities are located. We lease the remaining 14 buildings, which account for approximately 650,000 NRSF, or approximately 17% of our total operating NRSF. These leased buildings accounted for 24% of our total annualized rent as of December 31, 2016. We also currently have 1,657,000 NRSF under development, as well as 825,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 239 acres of land that are available for future data center shell development. Along with our primary product offering, leasing of colocation space, our customers are also interested in ancillary office and other space. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers. For the year ended December 31, 2016, our capital expenditures were $731.1 million, including the purchase of Aurora Properties. We continuously evaluate our existing portfolio for recoverability, and we recorded an impairment of $5.3 million related to two properties for the year ended December 31, 2016. The properties were South Bend-Crescent, a leased facility, and Cincinnati-Goldcoast, an owned facility. The following tables provide an overview of our operating and development properties as of December 31, 2016.

CyrusOne Inc.
Data Center Portfolio
As of December 31, 2016
(unaudited)

			Operating Net Rentable Square Feet (NRSF)(a)							Powered Shell Available for Future Development (NRSF)(k)	Available Critical Load Capacity (MW)(l)
Stabilized Properties(b)	Metro Area	Annualized Rent(c)	Colocation Space (CSF)(d)	CSF Leased(e)	CSF Utilized(f)	Office & Other(g)	Office & Other Leased (h)	Supporting Infrastructure(i)	Total(j)
Dallas - Carrollton	Dallas	$52,567,145	235,733	87%	87%	33,238	96%	90,819	359,790	164,000	26
Houston - Houston West I	Houston	43,469,699	112,133	96%	97%	11,163	99%	37,243	160,539	3,000	28
Dallas - Lewisville*	Dallas	35,957,070	114,054	96%	96%	11,374	89%	54,122	179,550	—	21
Cincinnati - 7th Street***	Cincinnati	35,262,055	178,949	93%	93%	5,744	100%	167,241	351,934	74,000	13
Northern Virginia - Sterling II	Northern Virginia	29,582,564	158,998	100%	100%	8,651	100%	55,306	222,955	—	30
Totowa - Madison**	New York Metro	26,215,274	51,290	86%	86%	22,477	100%	58,964	132,731	—	6
Wappingers Falls I**	New York Metro	25,706,362	37,000	96%	96%	20,167	97%	15,077	72,244	—	3
Cincinnati - North Cincinnati	Cincinnati	24,179,133	65,303	97%	97%	44,886	72%	52,950	163,139	65,000	14
Houston - Houston West II	Houston	22,230,045	79,540	93%	93%	3,355	74%	55,023	137,918	12,000	12
San Antonio I	San Antonio	21,531,649	43,891	99%	99%	5,989	83%	45,650	95,530	11,000	12
Chicago - Aurora I	Chicago	21,137,317	88,362	92%	92%	34,008	100%	220,109	342,479	27,000	65
Phoenix - Chandler II	Phoenix	19,896,927	74,058	100%	100%	5,639	38%	25,519	105,216	—	12
Houston - Galleria	Houston	18,364,625	63,469	62%	62%	23,259	51%	24,927	111,655	—	14
Florence	Cincinnati	15,689,642	52,698	100%	100%	46,848	87%	40,374	139,920	—	9
Austin II	Austin	14,330,890	43,772	94%	94%	1,821	100%	22,433	68,026	—	5
San Antonio II	San Antonio	13,997,234	64,221	100%	100%	11,255	100%	41,127	116,603	—	12
Northern Virginia - Sterling I	Northern Virginia	13,564,435	77,961	98%	99%	5,618	77%	48,598	132,177	—	12
Phoenix - Chandler I	Phoenix	12,996,911	73,921	92%	92%	34,582	12%	38,572	147,075	31,000	16
Cincinnati - Hamilton*	Cincinnati	9,103,481	46,565	76%	76%	1,077	100%	35,336	82,978	—	10
Stamford - Riverbend**	New York Metro	6,944,619	20,000	29%	30%	—	—%	8,484	28,484	—	2
Phoenix - Chandler III	Phoenix	6,744,069	67,913	83%	90%	2,440	—%	30,415	100,768	—	14
London - Great Bridgewater**	International	6,246,740	10,000	85%	85%	—	—%	514	10,514	—	1
Dallas - Midway**	Dallas	5,353,920	8,390	100%	100%	—	—%	—	8,390	—	1
Cincinnati - Mason	Cincinnati	5,284,274	34,072	100%	100%	26,458	98%	17,193	77,723	—	4
Norwalk I**	New York Metro	3,225,171	13,240	79%	79%	4,085	72%	40,610	57,935	87,000	2
Dallas - Marsh**	Dallas	2,490,522	4,245	100%	100%	—	—%	—	4,245	—	1
Chicago - Lombard	Chicago	2,323,500	13,516	59%	61%	4,115	100%	12,230	29,861	29,000	3
Stamford - Omega**	New York Metro	1,463,844	—	—%	—%	18,552	87%	3,796	22,348	—	—
Northern Virginia - Sterling IV	Northern Virginia	1,296,000	40,670	100%	100%	5,523	100%	32,433	78,626	14,000	6
Cincinnati - Blue Ash*	Cincinnati	560,116	6,193	36%	36%	6,821	100%	2,165	15,179	—	1
Totowa - Commerce**	New York Metro	557,310	—	—%	—%	20,460	41%	5,540	26,000	—	—
South Bend - Crescent*	Chicago	552,737	3,432	42%	43%	—	—%	5,125	8,557	11,000	1
Houston - Houston West III	Houston	423,849	—	—%	—%	8,495	100%	10,652	19,147	212,000	—
Singapore - Inter Business Park**	International	310,346	3,200	22%	22%	—	—%	—	3,200	—	1
South Bend - Monroe	Chicago	174,907	6,350	22%	22%	—	—%	6,478	12,828	4,000	1
Cincinnati - Goldcoast	Cincinnati	96,090	2,728	—%	—%	5,280	100%	16,481	24,489	14,000	1
Stabilized Properties - Total		$499,830,472	1,895,867	91%	92%	433,380	79%	1,321,506	3,650,753	758,000	354

Pre-Stabilized Properties(b)
Austin III	Austin	5,331,140	61,838	17%	20%	15,055	44%	20,629	97,522	67,000	3
Houston - Houston West III (DH #1)	Houston	894,690	52,932	5%	6%	—	—%	23,358	76,290	—	6
Dallas - Carrollton (DH #5)	Dallas	3,634,126	68,865	29%	44%	—	—%	10,539	79,404	—	6
All Properties - Total		$509,690,428	2,079,502	84%	85%	448,435	74%	1,376,032	3,903,969	825,000	369

*	Indicates properties in which we hold a leasehold interest in the building shell and land. All data center infrastructure has been constructed by us and is owned by us.

**	Indicates properties in which we hold a leasehold interest in the building shell, land, and all data center infrastructure.

***	The information provided for the West Seventh Street (7th St.) property includes data for two facilities, one of which we lease and one of which we own.

(a)	Represents the total square feet of a building under lease or available for lease based on engineers' drawings and estimates but does not include space held for development or space used by CyrusOne.

(b)
Stabilized properties include data halls that have been in service for at least 24 months or are at least 85% utilized. Pre-stabilized properties include data halls that have been in service for less than 24 months and are less than 85% utilized.

(c)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2016, multiplied by 12. For the month of December 2016, customer reimbursements were $56.4 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From January 1, 2015 through December 31, 2016, customer reimbursements under leases with separately metered power constituted between 10.6% and 12.6% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2016 was $519.9 million. Our annualized effective rent was greater than our annualized rent as of December 31, 2016 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(d)	CSF represents the NRSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.

(e)
Percent leased is determined based on CSF being billed to customers under signed leases as of December 31, 2016 divided by total CSF. Leases signed but not commenced as of December 31, 2016 are not included.

(f)	Utilization is calculated by dividing CSF under signed leases for colocation space (whether or not the lease has commenced billing) by total CSF.

(g)	Represents the NRSF at an operating facility that is currently leased or readily available for lease as space other than CSF, which is typically office and other space.

(h)
Percent leased is determined based on Office & Other space being billed to customers under signed leases as of December 31, 2016 divided by total Office & Other space. Leases signed but not commenced as of December 31, 2016 are not included.

(i)	Represents infrastructure support space, including mechanical, telecommunications and utility rooms, as well as building common areas.

(j)	Represents the NRSF at an operating facility that is currently leased or readily available for lease. This excludes existing vacant space held for development.

(k)	Represents space that is under roof that could be developed in the future for operating NRSF, rounded to the nearest 1,000.

(l)
Critical load capacity represents the aggregate power available for lease and exclusive use by customers expressed in terms of megawatts. The capacity reported is for non-redundant megawatts, as we can develop flexible solutions to our customers at multiple resiliency levels. Does not sum to total due to rounding.

CyrusOne Inc.
NRSF Under Development
As of December 31, 2016
(Dollars in millions)
(unaudited)

			NRSF Under Development (a)						Under Development Costs(b)
Facilities	Metropolitan Area	Estimated Completion Date	Colocation Space (CSF)	Office & Other	Supporting Infrastructure	Powered Shell(b)	Total	Critical Load MW Capacity(c)	Actual to Date(d)	Estimated Costs to Completion(e)	Total
Northern Virginia - Sterling III	Northern Virginia	1Q'17	79,000	7,000	34,000	—	120,000	15.0	$56	$27-29	$83-85
San Antonio III	San Antonio	1Q'17	132,000	9,000	43,000	—	184,000	24.0	82	42-46	124-128
Chicago - Aurora I	Chicago	1Q'17	25,000	—	3,000	—	28,000	6.0	3	9-10	12-13
Phoenix - Chandler IV	Phoenix	2Q'17	73,000	3,000	27,000	—	103,000	12.0	3	48-53	51-56
Phoenix - Chandler V	Phoenix	2Q'17	—	—	—	185,000	185,000	—	1	18-20	19-21
Northern Virginia - Sterling IV	Northern Virginia	2Q'17	27,000	—	2,000	—	29,000	9.0	—	38-41	38-41
Northern Virginia - Sterling V	Northern Virginia	2Q'17	81,000	40,000	55,000	459,000	635,000	12.0	5	113-125	118-130
Chicago - Aurora II	Chicago	2Q'17	77,000	10,000	14,000	272,000	373,000	10.0	3	69-76	72-79
Total			494,000	69,000	178,000	916,000	1,657,000	88.0	$153	$364-400	$517-553

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

(d)	Actual to date is the cash investment as of December 31, 2016. There may be accruals above this amount for work completed, for which cash has not yet been paid.

(e)	Represents management’s estimate of the total costs required to complete the current NRSF under development. There may be an increase in costs if customers require greater power density.

Customer Diversification

Our portfolio is currently leased to 932 customers, many of which are leading global companies. The following table sets forth information regarding the 20 largest customers, including their affiliates, in our portfolio based on annualized rent as of December 31, 2016:

CyrusOne Inc.
Customer Diversification(a)
As of December 31, 2016
(unaudited)

	Principal Customer Industry	Number of Locations	Annualized Rent(b)	Percentage of Portfolio Annualized Rent(c)	Weighted Average Remaining Lease Term in Months(d)
1	Information Technology	6	$67,426,116	13.2%	90.4
2	Financial Services	1	19,982,174	3.9%	171.0
3	Information Technology	2	18,754,830	3.7%	98.2
4	Telecommunication Services	2	15,674,018	3.1%	21.1
5	Research and Consulting Services	3	14,296,234	2.8%	48.4
6	Energy	5	13,205,677	2.6%	19.1
7	Energy	1	12,304,605	2.4%	38.1
8	Industrials	4	11,412,753	2.2%	15.8
9	Telecommunication Services	7	10,442,479	2.1%	15.5
10	Information Technology	2	8,876,559	1.7%	7.7
11	Energy	2	7,002,022	1.4%	12.7
12	Financial Services	1	6,600,225	1.3%	41.0
13	Information Technology	2	5,864,871	1.2%	134.4
14	Telecommunication Services	5	5,623,136	1.1%	28.1
15	Financial Services	3	5,439,249	1.1%	6.2
16	Financial Services	1	5,006,844	1.0%	59.0
17	Financial Services	6	4,830,345	0.9%	52.7
18	Consumer Staples	2	4,820,878	0.9%	63.6
19	Consumer Staples	4	4,567,939	0.9%	49.3
20	Information Technology	1	4,455,726	0.9%	101.8
			$246,586,680	48.4%	66.4

(a)	Customers and their affiliates are consolidated.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2016, multiplied by 12. For the month of December 2016, customer reimbursements were $56.4 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From January 1, 2015 through December 31, 2016, customer reimbursements under leases with separately metered power constituted between 10.6% and 12.6% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2016 was $519.9 million. Our annualized effective rent was greater than our annualized rent as of December 31, 2016 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(c)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of December 31, 2016, which was approximately $509.7 million.

(d)
Weighted average based on customer’s percentage of total annualized rent expiring and is as of December 31, 2016, assuming that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.

Lease Distribution

The following table sets forth information relating to the distribution of customer leases in the properties in our portfolio, based on NRSF under lease as of December 31, 2016:
CyrusOne Inc.
Lease Distribution
As of December 31, 2016
(unaudited)

NRSF Under Lease(a)	Number of Customers(b)	Percentage of All Customers	Total Leased NRSF(c)	Percentage of Portfolio Leased NRSF	Annualized Rent(d)	Percentage of Annualized Rent
0-999	673	72%	135,280	4%	$67,886,890	13%
1,000-2,499	101	11%	156,075	5%	35,146,017	7%
2,500-4,999	66	7%	229,377	7%	45,362,729	9%
5,000-9,999	32	3%	223,315	7%	52,677,906	10%
10,000+	60	7%	2,545,364	77%	308,616,886	61%
Total	932	100%	3,289,411	100%	$509,690,428	100%

(a)	Represents all leases in our portfolio, including colocation, office and other leases.

(b)
Represents the number of customers occupying data center, office and other space as of December 31, 2016. This may vary from total customer count as some customers may be under contract, but have yet to occupy space.

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

(d)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2016, multiplied by 12. For the month of December 2016, customer reimbursements were $56.4 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From January 1, 2015 through December 31, 2016, customer reimbursements under leases with separately metered power constituted between 10.6% and 12.6% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2016 was $519.9 million. Our annualized effective rent was greater than our annualized rent as of December 31, 2016 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

Lease Expiration

The following table sets forth a summary schedule of the customer lease expirations for leases in place as of December 31, 2016, plus available space, for each of the 10 full calendar years beginning January 1, 2017, at the properties in our portfolio.
CyrusOne Inc.
Lease Expirations
As of December 31, 2016
(unaudited)

Year(a)	Number of Leases Expiring(b)	Total Operating NRSF Expiring	Percentage of Total NRSF	Annualized Rent(c)	Percentage of Annualized Rent	Annualized Rent at Expiration(d)	Percentage of Annualized Rent at Expiration
Available		614,559	16%
Month-to-Month	358	24,384	1%	$7,738,925	2%	$7,934,782	1%
2017	2,197	611,606	16%	110,828,361	21%	113,067,744	20%
2018	1,148	354,065	9%	101,753,053	20%	104,749,155	18%
2019	961	389,750	10%	62,043,160	12%	66,880,529	12%
2020	329	356,530	9%	42,914,185	8%	47,471,158	8%
2021	451	331,344	8%	50,357,173	10%	73,380,038	13%
2022	34	100,862	3%	9,825,908	2%	12,091,704	2%
2023	66	91,604	2%	8,783,270	2%	11,070,143	2%
2024	19	76,111	2%	13,508,975	3%	15,426,575	3%
2025	33	164,204	4%	23,160,013	5%	28,137,481	5%
2026	18	418,336	11%	52,643,117	10%	59,573,159	10%
2027 - Thereafter	7	370,615	9%	26,134,288	5%	33,861,254	6%
Total	5,621	3,903,970	100%	$509,690,428	100%	$573,643,722	100%

(a)
Leases that were auto-renewed prior to December 31, 2016 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised.

(b)	Number of leases represents each agreement with a customer. A lease agreement could include multiple spaces and a customer could have multiple leases.

(c)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2016, multiplied by 12. For the month of December 2016, customer reimbursements were $56.4 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From January 1, 2015 through December 31, 2016, customer reimbursements under leases with separately metered power constituted between 10.6% and 12.6% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2016 was $519.9 million. Our annualized effective rent was greater than our annualized rent as of December 31, 2016 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(d)	Represents the final monthly contractual rent under existing customer leases that had commenced as of December 31, 2016, multiplied by 12.

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
Employees
We employ approximately 380 persons. None of these employees are represented by a labor union.
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
We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. Our top 10 customers collectively accounted for approximately 38% of our total annualized rent as of December 31, 2016. We have one customer which accounted for approximately 13% of our total annualized rent as of December 31, 2016. As a result of this customer concentration, our business, financial condition and results of operations, including the amount of cash available for distribution to our stockholders, could be adversely affected if we lose one or more of our larger customers, if such customers significantly reduce their business with us or if we choose not to enforce, or to enforce less vigorously, any rights that we may have now or in the future against these significant customers because of our desire to maintain our relationship with them.
A significant percentage of our customer base is also concentrated in industry sectors that may from time to time experience volatility, including the information technology, financial services and energy sectors. Enterprises in the information technology, financial services and energy industries comprised approximately 37%, 22% and 14%, respectively, of our annualized rent as of December 31, 2016. A downturn in one of these industries could negatively impact the financial condition of one or more of our information technology, financial services or energy customers, including several of our larger customers. In addition, instability in financial markets and economies generally may adversely affect our customers’ ability to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our customers’ financial condition and results of operations. As a result of these factors, customers could default on their obligations to us, delay the purchase of new services from us or decline to renew expiring leases, any of which could have an adverse effect on our business, financial condition and results of operations. A diverse customer base may minimize exposure to economic fluctuations in any one industry, business sector or customer type, or any particular customer. Our relative mix of customers may change over time, as may the industries represented by our customers, the concentration of customers within specified industries and the economic value and risks associated with each customer, and there is no assurance that we will be able to maintain a diverse customer base, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our customers may not renew their leases upon expiration. This risk is increased by the significant percentage of our customer leases that expire every year. As of December 31, 2016, leases representing 21%, 20% and 12% of the annualized rent for our portfolio will expire during 2017, 2018 and 2019, respectively, and an additional 2% of the 2016 annualized rent for our portfolio was from month-to-month leases. While historically we have retained a significant number of our customers, including those leasing from us on a month-to-month basis, upon expiration our customers may elect not to renew their leases or renew their leases at lower rates, for less space, for fewer services or for shorter terms. If we are unable to successfully renew or continue our customer leases on the same or more favorable terms or subsequently re-lease available data center space when such leases expire, our business, financial condition and results of operations could be adversely affected.

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
Our portfolio of properties consists primarily of data centers geographically concentrated in the metropolitan areas of Dallas, Cincinnati, Houston and New York. These markets comprised 20%, 18%, 17%, and 13%, respectively, of our annualized rent as of December 31, 2016. As such, we are susceptible to local economic conditions and the supply of, and demand for, data center space in these markets. If there is a downturn in the economy, a natural disaster or an oversupply of, or decrease in demand for, data centers in these markets, our business could be adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.
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
We do not own 14 buildings that account for approximately 650,000 NRSF, or approximately 17% of our total operating NRSF. These leased buildings accounted for 24% of our total annualized rent as of December 31, 2016. Our business could be harmed if we are unable to renew the leases for these data centers on favorable terms or at all. Additionally, in several of our smaller facilities we sublease our space, and our rights under these subleases are dependent on our sublandlord retaining its rights under the prime lease. When the primary terms of our existing leases expire, we generally have the right to extend the terms of our leases for one or more renewal periods, subject to, in the case of several of our subleases, our sublandlord renewing its term under the prime lease. For four of these leases and subleases, the renewal rent will be determined based on the fair market value of rental rates for the property, and the then prevailing rental rates may be higher than the current rental rates under the applicable lease. The rent for the remaining leases and subleases will be based on a fixed percentage increase over the base rent during the year immediately prior to expiration. Several of our data centers are leased or subleased from other data center companies, which may increase our risk of non-renewal or renewal on less than favorable terms. If renewal rates are less favorable than those we currently have, we may be required to increase revenues within existing data centers to offset such increase in lease payments. Failure to increase revenues to sufficiently offset these projected higher costs would adversely impact our operating income. Upon the end of our renewal options, we would have to renegotiate our lease terms with the applicable landlords.
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
In addition, even when power supplies are adequate, we may be subject to pricing risks and unanticipated costs associated with obtaining power from various utility companies. While we actively seek to lock-in utility rates, many factors beyond our control may increase the rate charged by the local utility. For instance, municipal utilities in areas experiencing financial distress may increase rates to compensate for financial shortfalls unrelated to either the cost of production or the demand for electricity. Utilities may be dependent on, and be sensitive to price increases for, a particular type of fuel, such as coal, oil or natural gas. In addition, the price of these fuels and the electricity generated from them could increase as a result of proposed legislative measures related to climate change or efforts to regulate carbon emissions. In any of these cases, increases in the cost of power at any of our data centers could put those locations at a competitive disadvantage relative to data centers served by utilities that can provide less expensive power. These pricing risks are particularly acute with respect to our customer leases that are structured on a full-service gross basis, where the customer pays a fixed amount for both colocation rental and power. Our business, financial condition and results of operations could be adversely affected in the event of an increase in utility rates under these leases, which, as of December 31, 2016, accounted for approximately 30% of our leased NRSF, because we may be limited in our ability to pass on such costs to these customers.
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

We continually evaluate the market for available properties and may acquire data centers or properties suited for data center development when opportunities exist. For example, on February 6, 2017, we announced our entry into a definitive agreement to acquire two data centers located in Raleigh-Durham, North Carolina and Somerset, New Jersey. Our ability to complete the acquisitions of such properties, or any other acquisitions, on favorable terms and to successfully develop and operate acquired properties involves significant risks, including:

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
We have significantly and rapidly expanded the size of our Company. For example, we increased our footprint by 32% from approximately 2,954,000 NRSF at the end of 2015 to approximately 3,904,000 NRSF by December 31, 2016. Our growth may significantly strain our management, operational and financial resources and systems. An inability to manage our growth effectively or the increased strain on our management, our resources and systems could materially adversely affect our business, financial condition and results of operations.
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
Our level of indebtedness and debt service obligations could have adverse effects on our business.
As of December 31, 2016, we had a total combined indebtedness, including capital lease obligations, of approximately $1,250.9 million and lease financing arrangements of $135.7 million. We also currently have the ability to borrow up to an additional $757.9 million under our Revolving Credit Facility, net of outstanding letters of credit of approximately $7.1 million, subject to satisfying certain financial tests. Our Second Amended and Restated Credit Agreement also contains an accordion feature that, as of December 31, 2016, allows the operating partnership to request an increase in the total commitment by up to $300.0 million. There are no limits on the amount of indebtedness we may incur other than limits contained in the 6.375% senior notes indenture, our Second Amended and Restated Credit Agreement or future agreements that we may enter into. A substantial level of indebtedness could have adverse consequences for our business, financial condition and results of operations because it could, among other things:

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

•	require us to maintain certain debt coverage and other financial metrics at specified levels, thereby reducing our financial flexibility;

•	make it more difficult for us to satisfy our financial obligations, including borrowings under the Second Amended and Restated Credit Agreement;
•increase our vulnerability to general adverse economic and industry conditions;
•expose us to increases in interest rates for our variable rate debt;
•limit our ability to borrow additional funds on favorable terms or at all to expand our business or ease liquidity constraints;

•	limit our ability to refinance all or a portion of our indebtedness on or before maturity on the same or more favorable terms or at all;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•place us at a competitive disadvantage relative to competitors that have less indebtedness;

•	increase our risk of property losses as the result of foreclosure actions initiated by lenders in the event we should incur mortgage or other secured debt obligations; and

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
These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. In addition, our Second Amended and Restated Credit Agreement requires us to maintain specified financial ratios and satisfy financial condition tests. The indenture governing our 6.375% senior notes also requires our operating partnership and its subsidiaries to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants or covenants under any other agreements governing our indebtedness could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders or holders thereof could elect to declare all outstanding debt under such agreements to be immediately due and payable. If we were unable to repay or refinance the accelerated debt, the lenders or holders, as applicable, could proceed against any assets pledged to secure that debt, including foreclosing on or requiring the sale of our data centers, and our assets may not be sufficient to repay such debt in full.
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
Assets and entities that we have acquired or may acquire in the future, including the properties contributed to us by CBI, may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities for clean-up or remediation of environmental conditions, claims of customers, vendors or other persons dealing with the acquired entities, tax liabilities and other liabilities whether incurred in the ordinary course of business or otherwise. In the future, we may enter into transactions with limited representations and warranties or with representations and warranties that do not survive the closing of the transactions, in which event we would have no or limited recourse against the sellers of such properties. While we usually require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification is often limited and subject to various materiality thresholds, a significant deductible, an aggregate cap on losses or a survival period.
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
From time to time, we make changes to our information technology system to meet our business and financial reporting needs. Transitioning to new or upgraded systems can create difficulties, including potential disruption to our financial reporting data, security vulnerabilities and decreases in productivity until personnel become familiar with new systems. In addition, our management information systems will require modification and refinement as we grow and as our business needs change, which could prolong difficulties we experience with systems transitions, and we may not always employ the most effective systems for our purposes. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems and respond to changes in our business needs, our operating results could be harmed or we may fail to meet our reporting obligations.
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
We have experienced a change in our senior management team in the past year. We appointed a new Chief Financial Officer in November 2016. Changes in senior management are inherently disruptive and may have a materially adverse impact on our business, financial condition and results of operations. We may experience operational disruptions and inefficiencies during the transition.
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
We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in market price, a significant adverse change in the extent to or manner in which the property is being used or in its physical condition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, or a history of operating or cash flow losses. When such impairment indicators exist, we review an estimate of the future undiscounted net cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition and compare it to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. For example, we recorded an impairment of $5.3 million related primarily to two properties for the year ended December 31, 2016. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to re-evaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our business, financial condition and results of operations.
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
In addition, our charter authorizes us to obligate the company, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those capacities and to pay or reimburse their reasonable expenses in advance of final disposition of a proceeding to the maximum extent permitted by Maryland law, and we have entered into indemnification agreements with our directors and executive officers. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. Accordingly, in the event that any of our directors or officers are exculpated from, or indemnified against, liability but whose actions impede our performance, our stockholders’ ability to recover damages from that director or officer will be limited.
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
Additionally, the partnership agreement of our operating partnership expressly limits our liability by providing that we and our directors, officers, agents and employees will not be liable or accountable to our operating partnership or its partners for money damages. In addition, our operating partnership is required to indemnify us, our directors, officers and employees, the general partner and its trustees, officers and employees, employees of our operating partnership and any other persons whom the general partner may designate from and against any and all claims arising from operations of our operating partnership in which any indemnitee may be involved, or is threatened to be involved, as a party or otherwise unless it is established by a final judgment that the act or omission of the indemnitee constituted fraud, intentional harm or gross negligence on the part of the indemnitee, the claim is brought by the indemnitee (other than to enforce the indemnitee’s rights to indemnification or advance of expenses) or the indemnitee is found to be liable to our operating partnership, and then only with respect to each such claim.
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

Pursuant to the Maryland Business Combination Act, our board of directors has by resolution exempted from the provisions of the Maryland Business Combination Act business combinations between any other person and us, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person). Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that these exemptions or resolutions will not be amended or eliminated at any time in the future.
Additionally, Title 3, Subtitle 8 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not have.
Our bylaws designate the Circuit Court for Baltimore City, Maryland, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to bring a claim in a judicial forum that the stockholders believe is a more favorable judicial forum for disputes with us or our directors, officers or other employees.

Our bylaws provide that, subject to limited exceptions, the Circuit Court for Baltimore City, Maryland, is the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of any duty owed by any of our directors, officers or other employees to us or our stockholders, (c) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the MGCL, our charter or our bylaws or (d) any action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it believes is more favorable for disputes against us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and other employees.
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
If cash available for distribution generated by our assets is less than our estimate or if such cash available for distribution decreases in future periods from expected levels, our inability to make the expected distributions could result in a decrease in the market price of our common stock. Distributions made by us will be authorized and determined by our board of directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including restrictions under applicable law and our capital requirements. We may not be able to make or sustain distributions in the future. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in its shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.
Future offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities, which may be senior to our common stock for purposes of distributions or upon liquidation, may adversely affect the market price of our common stock.
In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on distribution payments that could limit our ability to make a distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.
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
We cannot predict whether future issuances of shares of our common stock or the availability of shares of our common stock for resale in the open market will decrease the market price per share of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of the shares of our common stock. In addition, upon physical settlement of the Forward Sale Agreements, we will issue approximately 4.4 million shares of our common stock. Physical settlement of the Forward Sale Agreements will result in dilution to our earnings per share. We have registered shares of common stock that were reserved for issuance under our Restated 2012 Long Term Incentive Plan and under our 2014 Employee Stock Purchase Plan, and they can generally be freely sold in the public market, assuming any applicable restrictions and vesting requirements are satisfied. If any or all of these holders cause a large number of their shares to be sold in the public market, the sales could reduce the trading price of our common stock and could impede our ability to raise future capital on terms acceptable to us or at all. In addition, upon physical settlement of the Forward Sale Agreements, which is expected to occur on February 27, 2017, we will issue approximately 4.4 million shares of our common stock. Physical settlement of the Forward Sale Agreements will result in dilution to our earnings per share.
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

Part II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.
A)Market Information
Our common stock is listed on the NASDAQ Global Select Market under the symbol “CONE”. The following table sets forth the high and low sales price of our common stock and the distributions we declared with respect to the periods indicated.

	Market Price
	High	Low	Dividend declared
First Quarter 2015	$32.86	$27.03	$0.315
Second Quarter 2015	32.84	29.06	0.315
Third Quarter 2015	35.55	29.18	0.315
Fourth Quarter 2015	38.18	32.05	0.315
First Quarter 2016	45.92	32.42	0.38
Second Quarter 2016	55.66	42.26	0.38
Third Quarter 2016	57.00	47.13	0.38
Fourth Quarter 2016	49.61	38.80	0.38
B)Holders
As of February 21, 2017, CyrusOne Inc. had 83,441,227 outstanding shares.
C)Distribution Policy
We have made distributions in the form of dividends each quarter since the completion of our IPO as shown in the chart above. In order to comply with the REIT requirements of the Code, we plan to continue to make quarterly distributions to our shareholders of at least 90% of our taxable income. Distributions made by us will be authorized and determined by our board of directors in its sole discretion out of funds legally available therefore and will be dependent upon a number of factors, including restrictions under applicable law and other factors. If we have underestimated our cash available for distribution, we may need to increase our borrowings in order to fund our intended distributions. Notwithstanding the foregoing, our Second Amended and Restated Credit Agreement and indenture restrict CyrusOne LP from making distributions to holders of its operating partnership units, or redeeming or otherwise repurchasing shares of its operating partnership units, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable CyrusOne Inc. to maintain its qualification as a REIT and to minimize the payment of income taxes.

D)Recent Sales of Unregistered Securities

None.
E)    Stock Performance
The following graph compares the cumulative total stockholder return on CyrusOne Inc.’s common stock for the year ended December 31, 2016, with the cumulative total return on the S&P 500 Market Index and the MSCI US REIT Index (RMZ). The comparison assumes that $100 was invested on January 17, 2013, the date of the Company's IPO, in CyrusOne Inc.’s common stock and in each of these indices and assumes reinvestment of dividends, if any.

Stock Performance Chart

Index Value
320
310
300
290
280
270
260
250
240
230
220
210
200
190
180
170
160
150
140
130
120
110
100
90
January 17, 2013
March 31, 2013
June 30, 2013
September 30, 2013
December 31, 2013
March 31, 2014
June 30, 2014
September 30, 2014
December 31, 2014
March 31, 2015
June 30, 2015
September 30, 2015
December 31, 2015
March 31, 2016
June 30, 2016
September 30, 2016
December 31, 2016
Pricing Date
CONE
S&P 500
MSCI US REIT

Pricing Date	CONE	S&P 500	MSCI US REIT
January 17, 2013	$100.0	$100.0	$100.0
March 31, 2013	121.5	106.0	104.1
June 30, 2013	111.2	108.5	101.5
September 30, 2013	102.7	113.5	97.6
December 31, 2013	121.6	124.8	95.8
March 31, 2014	114.6	126.4	104.3
June 30, 2014	138.1	132.4	110.6
September 30, 2014	134.5	133.2	106.1
December 31, 2014	155.3	139.0	120.0
March 31, 2015	170.5	139.6	124.7
June 30, 2015	163.1	139.3	110.6
September 30, 2015	182.6	129.6	111.8
December 31, 2015	211.2	138.0	116.4
March 31, 2016	257.4	139.1	120.6
June 30, 2016	313.9	141.7	126.8
September 30, 2016	268.2	146.4	127.3
December 31, 2016	252.2	151.2	121.5

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
The financial information presented below as of December 31, 2016 and 2015, for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 has been derived from our audited consolidated financial statements included elsewhere in the Form 10-K. The financial information for the periods ended January 23, 2013 (January 1, 2013 to January 23, 2013) and December 31, 2013 (January 24, 2013 to December 31, 2013) has been derived from our audited consolidated and combined financial statements not included in this Form 10-K. The historical financial information as of December 31, 2013 and 2012, and for the year ended December 31, 2012, has been derived from CBI's combined financial statements not included in this Form 10-K and are presented as the Predecessor in the financial information.
You should read the following selected financial data in conjunction with our combined historical financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K.

IN MILLIONS, except per share data
		Successor			Predecessor
	2016	2015	2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	2012 (k)
Statement of Operations Data:
Revenue	$529.1	$399.3	$330.9	$248.4	$15.1	$220.8
Costs and expenses:
Property operating expenses	187.5	148.7	124.5	88.4	4.8	76.0
Sales and marketing	16.9	12.1	12.8	9.9	0.7	9.7
General and administrative	60.7	46.6	34.6	26.5	1.5	20.7
Depreciation and amortization	183.9	141.5	118.0	89.9	5.3	73.4
Restructuring costs (a)	—	—	—	0.7	—	—
Transaction and acquisition integration costs (b)	4.3	14.1	1.0	1.3	0.1	5.7
Transaction-related compensation	—	—	—	—	20.0	—
Management fees charged by CBI (c)	—	—	—	—	—	2.5
Loss on sale of receivables to affiliate (d)	—	—	—	—	—	3.2
Asset impairments and loss on disposal (e)	5.3	13.5	—	2.8	—	13.3
Operating income (loss)	70.5	22.8	40.0	28.9	(17.3)	16.3
Interest expense	48.8	41.2	39.5	41.2	2.5	41.8
Other income	—	—	—	(0.1)	—	—
Loss on extinguishment of debt (f)	—	—	13.6	1.3	—	—
Income tax (expense) benefit	(1.8)	(1.8)	(1.4)	(1.9)	(0.4)	5.1
Income (loss) from continuing operations	19.9	(20.2)	(14.5)	(15.4)	(20.2)	(20.4)
(Loss) gain on sale of real estate improvements (g)	—	—	—	(0.2)	—	0.1
Net income (loss) from continuing operations	19.9	(20.2)	(14.5)	(15.6)	$(20.2)	$(20.3)
Noncontrolling interest in net loss	—	(4.8)	(6.7)	(10.3)
Net income (loss) attributed to common shareholders	$19.9	$(15.4)	$(7.8)	$(5.3)
Per share data:
Basic weighted average common shares outstanding	78.3	54.3	29.2	20.9
Diluted weighted average common shares outstanding	79.0	54.3	29.2	20.9
Basic and diluted income (loss) per common share	$0.24	$(0.30)	$(0.30)	$(0.28)
Dividends declared per share	$1.52	$1.26	$0.84	$0.64
Balance Sheet Data (at year end):
Investment in real estate, net	$2,023.1	$1,392.0	$1,051.4	$883.8		$706.9
Total assets	2,852.4	2,195.6	1,571.0	1,506.8		1,210.9
Debt (h)	1,250.9	1,008.7	657.7	541.7		557.2
Lease financing arrangements (i)	135.7	150.0	53.4	56.3		60.8
Noncontrolling interest/Parent net investment (j)	—	—	256.2	455.6		500.1
Other Financial Data:
Capital expenditures	$731.1	$234.5	$284.2	$220.9	$7.7	$228.3

(a)	Represents a restructuring charge recognized in 2013 as a result of moving certain administrative functions to the Company's corporate office.

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

(e)
See Item 7 for discussion of costs incurred in 2016. In 2015, amount recognized related primarily to the exit of Austin 1 and loss on disposal of certain other assets. In 2013, amount recognized represents asset impairments recognized on real estate related equipment. In 2012, amount recognized represents impairments for customer relationship intangible and property and equipment primarily related to our GramTel acquisition.

(f)
Represents a loss of $13.6 million associated with the repurchase of 6.375% senior notes and the write-off of deferred financing costs in 2014. The 2013 amount represents the termination of the financing obligations for two of our facilities by purchasing the properties from the former lessors. Losses of $1.3 million were recognized in 2013 upon the termination of these obligations.

(g)	Represents the (loss) gain that was recognized on the sale of equipment in connection with upgrading of the equipment at various data center facilities.

(h)
See Note 10, Long-Term Debt, Capital Lease Obligations and Lease Financing Arrangements to our audited consolidated financial statements included elsewhere in the Annual Report on Form 10-K for details of Long-term debt as of December 31, 2016 and 2015. As of December 31, 2013 and 2012, debt consisted of our $525 million 6.375% senior notes due 2022 and capital lease obligations. For prior periods, debt reflects related party notes payable and capital lease obligations.

(i)
Lease financing arrangements represent leases of real estate where we were involved in the construction of structural improvements to develop buildings into data centers. When we bear substantially all the construction period risk, such as managing or funding construction, we are deemed to be the accounting owner of the leased property. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations. For these transactions, at the lease inception date, we recognize the fair value of the leased building as an asset in investment in real estate and as a liability in other financing arrangements. See Note 10, Long-Term Debt, Capital Lease Obligations and Lease Financing Arrangements to our audited consolidated financial statements.

(j)
Prior to November 20, 2012, the historical financial statements have been prepared on a “carve-out” basis from CBI’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to the data center business and include allocations of income, expenses, assets and liabilities from CBI. These allocations reflect significant assumptions, and the consolidated financial statements do not fully reflect what the financial position, results of operations and cash flows would have been had CyrusOne been a stand-alone company during the periods prior to November 20, 2012. As a result, historical financial information prior to November 20, 2012 is not necessarily indicative of CyrusOne’s future results of operations, financial position and cash flows.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our results of operations, financial condition and liquidity in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business and the other non-historical statements contained herein are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.” You should also review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described herein or implied by such forward-looking statements.
The consolidated financial statements included in this Form 10-K reflect the historical financial position, results of operations and cash flows of CyrusOne for all periods presented.
Overview
Our Company. We are a premier data center real estate investment trust (REIT). We own, operate and develop enterprise-class, carrier-neutral multi-tenant data center properties. Our data centers are generally purpose-built facilities with redundant power, cooling and access to a range of telecommunications carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology (IT) infrastructure for 932 customers (not including customers that have signed leases but have not begun occupying space) in 35 data centers and 2 recovery centers in 11 distinct markets (9 cities in the U.S., London and Singapore). We provide twenty-four hours-a-day, seven-days-a-week security guard monitoring with customizable security features.

We provide mission-critical data center real estate assets that protect and ensure the continued operation of IT infrastructure for our customers. Our goal is to be the preferred global data center provider to Fortune 1000, including the largest enterprises and providers of cloud services. As of December 31, 2016, our customers included 181 of the Fortune 1000 or private or foreign enterprises of equivalent size. These 181 Fortune 1000 customers or private or foreign enterprises of equivalent size provided 69% of our annualized rent as of December 31, 2016. Additionally, as of December 31, 2016, our top 10 customers represented 38% of our annualized rent.

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

Our Portfolio. As of December 31, 2016, our property portfolio included 35 data centers and 2 recovery centers in 11 distinct markets (9 cities in the U.S., London and Singapore) collectively providing approximately 3,904,000 net rentable square feet (NRSF) and powered by approximately 369 MW of available critical load capacity. Since December 31, 2015, the NRSF increased by 950,000 due to increases in Chicago of 342,000, San Antonio of 117,000, Northern Virginia of 305,000, and other properties accounted for the remaining increase. We own 23 of the buildings in which our data center facilities are located. We lease the remaining 14 buildings, which account for approximately 650,000 NRSF, or approximately 17% of our total operating NRSF. These leased buildings accounted for 24% of our total annualized rent as of December 31, 2016. We also had approximately 1,657,000 NRSF under development as well as an aggregate of approximately 825,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 239 acres of land that are available for future data center shell development. Other than the purchase of the Chicago-Aurora I data center and approximately 15 acres of land directly adjacent to the data center (the Aurora Properties), during the year ended December 31, 2016, the Company purchased four properties for development for approximately $54.5 million. Along with our primary product offering, leasing of colocation space, our customers are increasingly interested in ancillary office and other space. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers.
Business Model

Revenue. As of December 31, 2016, we had approximately 932 customers (not including customers that have signed leases but have not begun occupying space), many of which have signed leases for multiple sites and multiple services, amenities and/or features. We generate recurring revenues from leasing colocation space and nonrecurring revenues from the initial installation and set-up of customer equipment. We provide customers with data center services pursuant to leases with a customary initial term of three to five years. As of December 31, 2016, the weighted average initial term of our leases was approximately 6.0 years and the weighted average remaining term was 4.0 years based upon annualized rent. Lease expirations through 2019, excluding month-to-month leases, represent 35% of our total NRSF, or 53% of our aggregate annualized rent as of December 31, 2016. At the end of the lease term, customers may sign a new lease or automatically renew pursuant to the terms of their lease. The automatic renewal period could be for varying lengths, depending on the terms of the contract, such as, for the original lease term, one year or month-to-month. As of December 31, 2016, 1% of the NRSF in our portfolio was subject to month-to-month leases.
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
General and administrative expenses consist of salaries and benefits of senior management and support functions, legal costs and consulting costs. These costs increased during 2016 as we augmented our team and back office infrastructure, including IT systems, to support the growth and expansion of our business. Additionally, costs rose for legal, accounting, board fees and other governance related expenses.
Depreciation and amortization expense consists of depreciation on both owned and leased property, amortization of intangible assets and amortization of deferred sales commissions. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties and expand our existing data center facilities.
Key Operating Metrics
Annualized Rent. We calculate annualized rent as monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2016, multiplied by 12. Monthly contractual rent is primarily for data center space, power and connectivity; however, it includes rent for office space and other ancillary services. For the month of December 2016, customer reimbursements were $56.4 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Other companies may not define annualized rent in the same manner. Accordingly, our annualized rent may not be comparable to others. Management believes annualized rent provides a useful measure of our currently in place lease revenue.
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
Factors That May Influence Future Results of Operations
Rental Income. Our revenue growth will depend on our ability to maintain our existing revenue base and to sell new capacity that becomes available as a result of our development activities. As of December 31, 2016, we have customer leases for approximately 84% of our CSF. Our ability to grow revenue will also be affected by our ability to maintain or increase rental rates at our properties.

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
Leasing Arrangements. As of December 31, 2016, 30% of our leased NRSF was to customers on a full-service gross basis. Under a full-service gross model, the customer pays a fixed monthly rent amount, and we are responsible for all data center facility electricity, maintenance and repair costs, property taxes, insurance and other utilities associated with that customer’s space. For leases under this model, fluctuations in our customers’ monthly utilization of power and the prices our utility providers charge us impact our profitability. As of December 31, 2016, 70% of our leased NRSF was to customers with separately metered power. Under the metered power model, the customer pays us a fixed monthly rent amount, plus its actual costs of sub-metered electricity used to power its data center equipment, plus an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. We are responsible for all other costs listed in the description of the full-service gross model above. Fluctuations in a customer’s utilization of power and the supplier pricing of power do not impact our profitability under the metered power model. In future periods, we expect more of our contracts to be structured to bill power on a metered power basis.
Growth and Expansion Activities. Our ability to grow our revenue and profitability will depend on our ability to acquire and develop data center space at an appropriate cost and to lease the data center space to customers on favorable terms. During the year ended December 31, 2016, we increased our operational NRSF by 950,000, primarily in Chicago, San Antonio and Northern Virginia, bringing our total operating NRSF to approximately 3,904,000 at December 31, 2016. Our portfolio, as of December 31, 2016, also included approximately 1,657,000 NRSF under development, as well as 825,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 239 acres of land that are available for future data center shell development. We expect that the eventual construction of this future development space will enable us to accommodate a portion of the future demand of our existing and future customers and increase our future revenue, profitability and cash flows.
Scheduled Lease Expirations. Our ability to maintain low recurring rent churn and renew expiring customer leases on favorable terms will impact our results of operations. Our data center uncommitted capacity as of December 31, 2016, was approximately 615,000 NRSF. Excluding month-to-month leases, leases representing 16% and 9% of our total NRSF are scheduled to expire in 2017 and 2018, respectively. These leases represented approximately 21% and 20% of our annualized rent as of December 31, 2016. Month-to-month leases represented 2% of our annualized rent as of December 31, 2016. Our recurring rent churn for each quarter in 2016 ranged from 1.3% to 3.8%, in comparison to a range of 0.4% to 3.1% in 2015.
Conditions in Significant Markets. Our operating properties are located primarily in the metropolitan areas of Dallas, Cincinnati, Houston, and New York. These markets comprised 20%, 18%, 17%, and 13%, respectively, of our annualized rent as of December 31, 2016. Positive or negative conditions in these markets could impact our overall profitability.

Related Party Transactions
The following related party transactions are based on agreements and arrangements that were in place during the reporting periods presented. At December 31, 2015, CBI owned 9.5% of the outstanding common stock of CyrusOne Inc. and no operating partnership units, at which point it ceased to be a related party of CyrusOne Inc. As of December 31, 2016, CBI owned less than 5.0% of the outstanding common stock of CyrusOne Inc. See Note 18 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on these arrangements.

IN MILLIONS
	December 31, 2015	December 31, 2014
Revenue:
Data center colocation agreement provided to CBT and CBTS(a)	$7.8	$6.4
229 West 7th Street lease provided to CBT(b)	1.9	2.0
Goldcoast Drive/Parkway (Mason) lease(c)	0.3	0.4
Transition services provided to CBTS (network interfaces)(d)	0.3	0.4
Data center leases provided to CBTS(e)	12.0	13.6
Total revenue	$22.3	$22.8

Operating costs and expenses:
Transition services agreement by CBTS(f)	0.7	0.8
Charges for services provided by CBT (connectivity)(g)	1.0	1.0
209 West 7th Street rent provided by CBT(h)	0.2	0.2
Total operating costs and expenses	$1.9	$2.0
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
(d) In January 2012, we entered into a transition services agreement to provide CBTS with network interface services. In November 2012, we entered into a new transition services agreement with CBTS where we will continue to provide them with network interface services. The annual fee to be paid by CBTS for these services may decline in future periods as CBTS migrates its network interfaces onto an independent architected and managed CBTS network. These services will be provided on a month-to-month basis, until such time the services in question have been fully transitioned. As of December 31, 2015, we continued to utilize these services provided by CBTS.
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
Other Related Party Transactions
Our director, Lynn A. Wentworth, is a member of the board of directors of CBI, and serves as the chair of its audit and finance committee.
The spouse of one of our former directors, who served until May 2015, is a partner with Skadden, Arps, Slate, Meagher & Flom LLP (Skadden). For the years ended December 31, 2015 and 2014, CyrusOne paid Skadden an immaterial amount and $1.1 million, respectively, for services rendered.
In the ordinary course of its business, CyrusOne periodically pays brokerage commissions to real estate brokerage firms in connection with property transactions and tenant leases. The spouse of one of our former directors, who served until 2014, is a principal with Jones Lang LaSalle. In 2014, CyrusOne paid $1.0 million to Jones Lang LaSalle.

Results of Operations
Comparison of Years Ended December 31, 2016 and 2015

IN MILLIONS, except per share data
For the year ended December 31,	2016	2015	$ Change 2016 vs. 2015	% Change 2016 vs. 2015
Revenue	$529.1	$399.3	$129.8	32.5%

Property operating expenses	187.5	148.7	38.8	26.1%
Sales and marketing	16.9	12.1	4.8	39.7%
General and administrative	60.7	46.6	14.1	30.3%
Depreciation and amortization	183.9	141.5	42.4	30.0%
Transaction and acquisition integration costs	4.3	14.1	(9.8)	(69.5)%
Asset impairments and loss on disposal	5.3	13.5	(8.2)	(60.7)%
Costs and expenses	458.6	376.5	82.1	21.8%
Operating income	70.5	22.8	47.7	209.2%
Interest expense	48.8	41.2	7.6	18.4%
Net income (loss) before income taxes	21.7	(18.4)	40.1	n/m
Income tax expense	(1.8)	(1.8)	—	—%
Net income (loss)	$19.9	$(20.2)	$40.1	n/m
Noncontrolling interest in net loss	—	(4.8)	4.8	n/m
Net income (loss) attributed to common stockholders	$19.9	$(15.4)	$35.3	n/m
Operating margin	13.3%	5.7%
Capital expenditures *:
Purchase of fixed assets	$131.1	$17.3	$113.8	657.8%
Other development	594.6	214.8	$379.8	176.8%
Other development recurring real estate	5.4	2.4	$3.0	125.0%
Total	$731.1	$234.5	$496.6	211.8%
Metrics information:
Colocation square feet*	2,080,000	1,574,000	506,000	32%
Utilization rate*	85%	86%
Income (loss) per share - basic and diluted	$0.24	$(0.30)
Dividends declared per share	$1.52	$1.26

*	See “Key Operating Metrics” for a definition of capital expenditures, CSF and utilization rate.

Revenue

Revenue for the year ended December 31, 2016 was $529.1 million, an increase of $129.8 million, or 32.5%, compared to $399.3 million for the year ended December 31, 2015. The acquisition of Cervalis on July 1, 2015 resulted in an increase in revenue of $36.8 million for the six months ended June 30, 2016. The 15-year lease for data center space at the Aurora Properties with the CME Group, entered into on April 1, 2016, increased revenue by $19.0 million for the year ended December 31, 2016. Equipment sales and termination fees for 2016 were $14.7 million and $18.1 million, compared to $3.6 million and $0.1 million for 2015, respectively. The addition of new customers and growth from existing customers, net of churn, equipment sales and termination fee revenue, resulted in increased revenue of $44.9 million for the year ended December 31, 2016. As of December 31, 2016, we had approximately 3,904,000 NRSF, an increase of approximately 950,000 NRSF from December 31, 2015. As of December 31, 2016, we had 181 Fortune 1000 customers or private or foreign enterprises of equivalent size, compared to 173 Fortune 1000 customers or private or foreign enterprises of equivalent size as of December 31, 2015. As of December 31, 2016, we had a total of 932 customers (not including customers that have signed leases but have not begun occupying space) as compared to approximately 930 customers as of December 31, 2015.

Our capacity at December 31, 2016 was approximately 2,080,000 CSF, which is an increase of 32% from December 31, 2015. The utilization rate of our data center facilities was 85% as of December 31, 2016, compared to 86% as of December 31, 2015. As of December 31, 2016, we have added to the portfolio two newly constructed data centers that are in the early stages of lease up. In all, we have three data centers in the lease-up stage, and we refer to these as pre-stabilized properties. Excluding these properties, the utilization rate for our stabilized portfolio was 92% as of December 31, 2016 as compared to 86% as of December 31, 2015.

Recurring rent churn was 10.8%, which includes company initiated churn of approximately 2.6%, for the year ended December 31, 2016, compared to 5.0% for the year ended December 31, 2015.
Costs and Expenses
Property operating expenses—For the year ended December 31, 2016, Property operating expenses were $187.5 million, an increase of $38.8 million, or 26.1%, compared to $148.7 million for the year ended December 31, 2015. The acquisition of Cervalis on July 1, 2015 resulted in an increase in Property operating expenses of $13.2 million. The purchase of the Aurora Properties from CME on March 31, 2016 increased Property operating expenses by $6.1 million. Equipment cost of sales was $12.0 million and $0.6 million for the years ended December 31, 2016 and 2015, respectively. Excluding the impact of Cervalis, Aurora and equipment cost of sales, Property operating expenses increased $8.1 million. Costs to operate our facilities increased by $4.1 million for payroll and employee related costs, $3.1 million for electricity costs, $0.9 million for additional security, property taxes and other costs, primarily to support our additional CSF deployed. During the year ended December 31, 2015, we incurred $1.4 million of lease exit costs.
Sales and marketing expenses—For the year ended December 31, 2016, Sales and marketing expenses were $16.9 million, an increase of $4.8 million, or 39.7%, compared to $12.1 million for the year ended December 31, 2015. The acquisition of Cervalis on July 1, 2015 resulted in an increase in Sales and marketing expenses of $1.0 million. The remaining increase was primarily due to higher payroll-related costs of $1.8 million and advertising and other costs of $2.0 million.
General and administrative expenses—For the year ended December 31, 2016, General and administrative expenses were $60.7 million, an increase of $14.1 million compared to $46.6 million for the year ended December 31, 2015. The acquisition of Cervalis on July 1, 2015 resulted in an increase in General and administrative expenses of $0.7 million. Severance and management transition costs were $1.9 million and $6.0 million for the year ended December 31, 2016 and 2015, respectively. Payroll costs increased $7.2 million due to higher payroll taxes because of a large vesting of equity awards granted at the time of the IPO, higher recruiting, relocation and payroll costs to support the increased growth in business. Professional fees for legal, consulting and temporary staffing increased $5.8 million. Provision for bad debt increased $1.6 million. Increased costs of investor relations, commercial insurance and other costs accounted for the remaining increase of $2.9 million.
Depreciation and amortization expense—For the year ended December 31, 2016, Depreciation and amortization expense was $183.9 million, an increase of $42.4 million, or 30.0%, compared to $141.5 million for the year ended December 31, 2015. The acquisition of Cervalis on July 1, 2015 and the purchase of the Aurora Properties from CME on March 31, 2016 resulted in an increase in Depreciation and amortization expense of $22.8 million for the year ended December 31, 2016. The remainder of the increase was driven by assets that were placed in service after the fourth quarter of 2015. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties and expand our existing data center facilities.
Transaction and acquisition integration costs—For the year ended December 31, 2016, the Company incurred costs of $4.3 million associated with diligence efforts on certain targeted acquisitions including unrealized acquisitions. For the year ended December

31, 2015, the Company incurred $12.9 million in transaction related costs primarily related to the acquisition of Cervalis. During the fourth quarter of 2015, the Company incurred costs of $1.2 million related to secondary equity offerings and costs associated with a transaction that the Company decided not to pursue.
Asset impairments and loss on disposal of assets—For the year ended December 31, 2016, we recognized Asset impairment and loss on disposal of $5.3 million which related primarily to two properties, South Bend-Crescent, a leased facility, and Cincinnati-Goldcoast, an owned facility. For the year ended December 31, 2015, we recognized Asset impairment and loss on disposal of $13.5 million which related primarily to the exit of Austin 1, which is a leased facility, and loss on disposal of certain other assets.
Non-Operating Expenses
Interest expense—For the year ended December 31, 2016, Interest expense was $48.8 million, an increase of $7.6 million, or 18.4%, as compared to $41.2 million for the year ended December 31, 2015. The increase was primarily a result of additional borrowings under our Second Amended and Restated Credit Agreement, the issuance of 6.375% senior notes in July 2015 and increased interest expense related to Lease financing arrangements, partially offset by a reduction in Interest expense due to an increase in capitalized interest. The capitalized interest was $10.6 million and $6.1 million for the years ended December 31, 2016 and 2015, respectively.
Income tax expense—For both years ended December 31, 2016 and 2015, Income tax expense was $1.8 million.
Capital Expenditures

For the year ended December 31, 2016, capital expenditures were $731.1 million, as compared to $234.5 million for the year ended December 31, 2015. This included the purchase of the Aurora Properties for $131.1 million, the purchase of four properties for development in Northern Virginia, Chicago and Phoenix for approximately $54.5 million and $545.5 million for other developments primarily in Northern Virginia, Phoenix, San Antonio, Carrollton and Houston.

Results of Operations
Comparison of Years Ended December 31, 2015 and 2014

IN MILLIONS, except per share data
For the year ended December 31,	2015	2014	$ Change 2015 vs. 2014	% Change 2015 vs. 2014
Revenue	$399.3	$330.9	$68.4	20.7%
Costs and expenses:
Property operating expenses	148.7	124.5	24.2	19.4%
Sales and marketing	12.1	12.8	(0.7)	(5.5)%
General and administrative	46.6	34.6	12.0	34.7%
Depreciation and amortization	141.5	118.0	23.5	19.9%
Transaction and acquisition integration costs	14.1	1.0	13.1	n/m
Asset impairments and loss on disposal	13.5	—	13.5	n/m
Total costs and expenses	376.5	290.9	85.6	29.4%
Operating income (loss)	22.8	40.0	(17.2)	(43.0)%
Interest expense	41.2	39.5	1.7	4.3%
Loss on extinguishment of debt	—	13.6	(13.6)	n/m
Net loss before income taxes	(18.4)	(13.1)	(5.3)	40.5%
Income tax expense	(1.8)	(1.4)	(0.4)	28.6%
Loss from continuing operations	$(20.2)	$(14.5)	(5.7)	39.3%
Noncontrolling interest in net loss	(4.8)	(6.7)	1.9	(28.4)%
Net loss attributed to common stockholders	$(15.4)	$(7.8)	(7.6)	97.4%
Operating margin	5.7%	12.1%
Capital expenditures *:
Acquisitions of real estate	$17.3	$—	$17.3	n/m
Development of real estate	214.8	280.4	(65.6)	(23.4)%
Recurring real estate	2.4	3.8	(1.4)	(36.8)%
Total	$234.5	$284.2	$(49.7)	(17.5)%
Metrics information:
Colocation square feet*	1,574,000	1,225,000	349,000	28%
Utilization rate*	86%	88%		(2 pts)
Loss per share - basic and diluted	$(0.30)	$(0.30)
Dividends declared per share	$1.26	$0.84

*	See “Key Operating Metrics” for a definition of capital expenditures, CSF and utilization rate.

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
Depreciation and amortization expense—Depreciation and amortization expense for the year ended December 31, 2015 was $141.5 million, an increase of $23.5 million, or 19.9%, compared to $118.0 million for the year ended December 31, 2014. Our acquisition of Cervalis (the Cervalis Acquisition) resulted in an increase in depreciation and amortization expense of $12.9 million for the year ended December 31, 2015.The remainder of the increase was driven by assets that were placed in service during 2014 and 2015. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties and expand our existing data center facilities.
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
Non-Operating Expenses
Interest expense—Interest expense for the year ended December 31, 2015 was $41.2 million, an increase of $1.7 million, or 4.3%, as compared to $39.5 million for the year ended December 31, 2014. The increase for the year ended December 31, 2015 was primarily a result of additional borrowings under our Second Amended and Restated Credit Agreement and the issuance of 6.375% senior notes in July 2015, partially offset by a reduction in interest expense due to our bond repurchase program in the fourth quarter of 2014 and an increase in capitalized interest.

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

We calculate FFO as net income (loss) computed in accordance with GAAP before real estate depreciation and amortization and Asset impairments and gain or loss on disposal. While it is consistent with the definition of FFO promulgated by the National Association of Real Estate Investment Trusts (NAREIT), our computation of FFO may differ from the methodology for calculating FFO used by other REITs. Accordingly, our FFO may not be comparable to others.

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

The following table reflects the computation of FFO and Normalized FFO for the years ended December 31, 2016, 2015 and 2014:

CyrusOne Inc.
Reconciliation of Net Income (Loss) to FFO and Normalized FFO
(Dollars in millions)
(Unaudited)

	Year Ended
	December 31,
	2016	2015	2014
Net income (loss)	$19.9	$(20.2)	$(14.5)
Adjustments:
Real estate depreciation and amortization	157.6	117.0	95.9
Asset impairments and loss on disposal	5.3	13.5	—
Funds from Operations (FFO)	$182.8	$110.3	$81.4
Loss on extinguishment of debt	—	—	13.6
Amortization of customer relationship intangibles	20.1	18.5	16.9
Transaction and acquisition integration costs	4.3	14.1	1.0
Severance and management transition costs	1.9	6.0	—
Legal claim costs	1.1	0.4	—
Lease exit costs	—	1.4	—
Normalized Funds from Operations (Normalized FFO)	$210.2	$150.7	$112.9

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

The following table reflects the computation of NOI and Net Income (Loss) for the years ended December 31, 2016, 2015 and 2014:

CyrusOne Inc.
Reconciliation of Revenue to Net Operating Income to Net Income (Loss)
(Dollars in millions)
(Unaudited)

	Year Ended
	December 31,
	2016	2015	2014
Revenue	$529.1	$399.3	$330.9
Property operating expenses	187.5	148.7	124.5
Net Operating Income	$341.6	$250.6	$206.4
Sales and marketing	16.9	12.1	12.8
General and administrative	60.7	46.6	34.6
Depreciation and amortization	183.9	141.5	118.0
Transaction and acquisition integration costs	4.3	14.1	1.0
Asset impairments and loss on disposal	5.3	13.5	—
Interest expense	48.8	41.2	39.5
Loss on extinguishment of debt	—	—	13.6
Income tax expense	1.8	1.8	1.4
Net Income (Loss)	$19.9	$(20.2)	$(14.5)

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
On July 1, 2016, we established an “at the market” stock offering program (ATM Program), pursuant to which CyrusOne Inc. may issue and sell from time to time shares of common stock having an aggregate gross sales price of up to $320.0 million to or through sales agents. Sales of shares of CyrusOne Inc. common stock under the ATM Program are made by means of ordinary brokers’ transactions on the NASDAQ Global Select Market or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of CyrusOne Inc., at negotiated prices. During the year ended December 31, 2016, the Company sold 0.5 million shares of its common stock under this program, generating net proceeds of approximately $26.3 million after giving effect to sales agent commissions of $0.3 million.
On August 15, 2016, CyrusOne Inc. completed a public offering of 3.4 million shares of its common stock for $164.8 million, net of underwriting discounts of approximately $6.9 million. CyrusOne Inc. contributed the net proceeds from the sale of its shares to its operating partnership in exchange for an equivalent number of newly issued operating partnership units (the August OP Contribution and Issuance). CyrusOne LP has used and intends to use the proceeds from the August OP Contribution and Issuance to fund growth capital expenditures related to recently signed leases, to repay borrowings under its Revolving Credit Facility, and for general corporate purposes, which may include funding future acquisitions, investments or capital expenditures. In connection with this offering, on August 10, 2016, CyrusOne Inc. entered into (a) a forward sale agreement with Goldman, Sachs & Co. (the Forward Sale Agreement) with respect to 3.4 million shares of its common stock, and (b) an additional forward sale agreement with Goldman, Sachs & Co. (the Additional Forward Sale Agreement, and together with the Forward Sale Agreement, the Forward

Sale Agreements) with respect to approximately 1.0 million shares of its common stock in connection with the underwriters' exercise of their option to purchase these shares.
Pursuant to the terms of the Forward Sale Agreements, and subject to CyrusOne Inc.’s right to elect cash or net share settlement under the Forward Sale Agreements, CyrusOne Inc. intends to issue and sell, upon physical settlement of such Forward Sale Agreements, approximately 4.4 million shares of its common stock to Goldman, Sachs & Co. in exchange for cash proceeds per share equal to the applicable forward sale price, which was initially $48.48 per share and is subject to certain adjustments as provided in the applicable forward sale agreement. CyrusOne Inc. expects to physically settle the Forward Sale Agreements in full, which settlement or settlements will occur on or before August 1, 2017.
As of December 31, 2016, the total number of outstanding shares of common stock was approximately 83.5 million.
Short-term Liquidity
Our short-term liquidity requirements primarily consist of operating, sales and marketing, and general and administrative expenses, dividend payments and capital expenditures composed primarily of acquisition and development costs for data center properties. For the year ended December 31, 2016, our capital expenditures, including the purchase of the Aurora Properties in March, 2016 were $731.1 million. Our capital expenditures are discretionary, excluding leases under contract, and will be applied to expand our existing data center properties, acquire or construct new facilities, or both. We intend to continue to pursue additional growth opportunities and are prepared to commit additional resources to support this growth. We expect to fund future capital expenditures from the cash available on our balance sheet, borrowings under our Revolving Credit Facility and other financings including potential issuances of debt and equity securities. We expect our total capital expenditures for 2017 to be between $550 million and $600 million.
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
As of December 31, 2016, our Long-term debt, Capital lease obligations and Lease financing arrangements were $1,386.6 million, consisting of $477.3 million of 6.375% senior notes, including bond premium, $235.0 million outstanding under the Revolving Credit Facility, $550.0 million outstanding, in the aggregate, under the Initial Term Loan and Additional Term Loan, Capital lease obligations of $10.8 million and Lease financing arrangements of $135.7 million, partially offset by deferred financing costs of $22.2 million. Available capacity as of December 31, 2016, was $757.9 million, which includes $1.0 billion under the Revolving Credit Facility less outstanding borrowings of $235.0 million and letters of credit of $7.1 million. Total liquidity as of December 31, 2016 is $772.5 million, which includes availability of $757.9 million and cash equivalents of $14.6 million.
Material Terms of Our Indebtedness

Second Amended and Restated Credit Agreement

On October 9, 2014, CyrusOne LP entered into a credit agreement (the Credit Agreement) which provided for a $450 million senior unsecured revolving credit facility to replace CyrusOne LP's $225 million secured credit facility, and a $150 million senior unsecured term loan.

On June 22, 2015, CyrusOne entered into an amendment to the Credit Agreement and other loan documents governing its revolving credit facility and term loan facility. The amendment increased the size of the Credit Agreement's accordion feature, which gave the operating partnership the ability to request an increase in the total commitment under the Credit Agreement, from $300 million to $600 million. Immediately after entering into the amendment, the operating partnership exercised $350 million of this accordion feature and obtained commitments to increase the total commitment under the Credit Agreement from $600 million to $950 million, comprised of $650 million of commitments under the revolving credit facility (the Revolving Credit Facility) and $300 million under the term loan (the Initial Term Loan).

On July 1, 2015, CyrusOne borrowed an additional $150 million under the term loan facility which was used to partially finance the Cervalis Acquisition.
On March 17, 2016, CyrusOne LP entered into a first amended and restated credit agreement (the First Amended and Restated Credit Agreement) which amended and restated in its entirety the Credit Agreement, as amended previously. The First Amended and Restated Credit Agreement provided for an additional $250.0 million senior unsecured term loan facility (the Additional Term

Loan, and together with the Initial Term Loan, the Term Loans) in addition to the existing $300.0 million Initial Term Loan and the existing $650.0 million Revolving Credit Facility. The First Amended and Restated Credit Agreement had an accordion feature under which CyrusOne LP may request an increase in the total commitments up to an amount not to exceed $250 million. Deferred financing costs of $2.1 million related to the Additional Term Loan were recorded as of December 31, 2016.
On November 21, 2016, CyrusOne LP entered into a second amended and restated credit agreement (the Second Amended and Restated Credit Agreement) which amended and restated in its entirety the First Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement, among other things, increases the available commitments under the Revolving Credit Facility to $1.0 billion.
The Revolving Credit Facility is scheduled to mature in November 2020 and includes a one-year extension option, which if exercised by CyrusOne LP would extend the maturity date to November 2021. The Initial Term Loan is scheduled to mature in January 2022. The Additional Term Loan is scheduled to mature in September 2021. The Revolving Credit Facility currently bears interest at a rate per annum equal to LIBOR plus 1.55% and the Initial Term Loan and the Additional Term Loan currently bear interest at a rate per annum equal to LIBOR plus 1.50%.

The Second Amended and Restated Credit Agreement requires us to maintain certain financial covenants including the following, in each case on a consolidated basis:

•	A minimum fixed charge ratio;

•	Maximum total and secured leverage ratios;

•	A minimum consolidated tangible net worth ratio;

•	A maximum secured recourse indebtedness ratio;

•	A minimum unencumbered debt yield ratio; and

•	A maximum ratio of unsecured indebtedness to unencumbered asset value.

Notwithstanding these limitations, we will be permitted, subject to the terms and conditions of the Second Amended and Restated Credit Agreement, to distribute to our shareholders cash dividends in an amount not to exceed 95% of our Funds From Operations (as defined in the Second Amended and Restated Credit Agreement) for any period. Similarly, our indenture permits dividends and distributions necessary for us to maintain our status as a REIT.

Our most restrictive covenants are generally included in our Second Amended and Restated Credit Agreement. In order to continue to have access to amounts available to us under the Second Amended and Restated Credit Agreement, we must remain in compliance with all covenants.

As of December 31, 2016, there were outstanding borrowings of $235.0 million on the Revolving Credit Facility and aggregate borrowings of $550.0 million on the Term Loans. In addition, the Second Amended and Restated Credit Agreement contains an accordion feature that allows CyrusOne LP to increase the aggregate commitment by up to $300 million.

6.375% Senior Notes due 2022
On November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. (Issuers) issued $525.0 million of 6.375% senior notes due 2022 (6.375% senior notes). The 6.375% senior notes are senior unsecured obligations of the Issuers, which rank equally in right of payment with all existing and future unsecured senior debt of the Issuers. The 6.375% senior notes are effectively subordinated to all existing and future secured indebtedness of the Issuers to the extent of the value of the assets securing such indebtedness. The 6.375% senior notes are fully and unconditionally and jointly and severally guaranteed by CyrusOne Inc., CyrusOne GP, and each of CyrusOne LP’s existing and future domestic subsidiary that guarantees other indebtedness of CyrusOne LP or any guarantor, subject to certain exceptions. Each such guarantee is a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior debt of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness. The 6.375% senior notes are structurally subordinated to all liabilities (including trade payables) of each subsidiary of the Issuers that does not guarantee the 6.375% senior notes. The 6.375% senior notes bear interest at a rate of 6.375% per annum, payable semi-annually on May 15 and November 15 of each year.
The 6.375% senior notes will mature on November 15, 2022. However, prior to November 15, 2017, the Issuers may, at their option, redeem some or all of the 6.375% senior notes at a redemption price equal to 100% of the principal amount of the 6.375% senior notes being redeemed, together with accrued and unpaid interest, if any, to the date of redemption plus a “make-whole” premium. On or after November 15, 2017, the Issuers are permitted, at their option, to redeem some or all of the 6.375% senior notes at any time at declining redemption prices equal to (i) 103.188% beginning on November 15, 2017, (ii) 102.125% beginning on November 15, 2018, (iii) 101.063% beginning on November 15, 2019 and (iv) 100.000% beginning on November 15, 2020 and thereafter, plus, in each case, accrued and unpaid interest, if any, to the applicable redemption date. In addition, before November 15, 2015, and subject to certain conditions, the Issuers may, at their option, redeem up to 35% of the aggregate principal amount of the 6.375% senior notes with the net proceeds of certain equity offerings at a redemption price equal to 106.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that (i) at least 65% of the aggregate principal amount of the 6.375% senior notes remained outstanding after the redemption and (ii) the redemption occurred within 90 days of the closing of any such equity offering.
In November and December of 2014, we repurchased a portion of our 6.375% senior notes with an aggregate face value of $150.2 million for a purchase price of $163.0 million, including accrued and unpaid interest. This resulted in a loss on extinguishment of debt of $12.8 million.
On July 1, 2015, the Issuers closed a private offering of $100.0 million aggregate principal amount of the 6.375% senior notes (New Notes) plus a premium of $3.8 million. The New Notes were issued as additional notes under the Indenture dated November 20, 2012 as supplemented by the first supplemental indenture dated July 1, 2015, and the New Notes have terms substantially identical to those of the 6.375% senior notes issued in November 2012. On December 29, 2015, all notes issued on July 1, 2015 were exchanged for registered notes that are freely tradable. As of December 31, 2016, the outstanding balance on the 6.375% senior notes was $477.3 million, including bond premium.

Cash Flows
During 2016, our primary source of cash were earnings from our operations, net proceeds from our Second Amended and Restated Credit Agreement, and proceeds from issuances of common stock and 6.375% senior notes. Our primary uses of cash were capital expenditures for the development of real estate, funding our operations, payment of dividends and acquisition of operating partnership units from CBI.
The following table summarizes our cash flows for the years ended December 31, 2016, 2015 and 2014.

IN MILLIONS
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Cash provided by operations	$180.6	$140.2	$111.1
Cash used in investing activities	(729.6)	(625.6)	(284.2)
Cash provided by financing activities	549.3	463.2	60.8
Comparison of Years Ended December 31, 2016 and 2015
Cash flow increased by $40.4 million for the year ended December 31, 2016. Cash provided by operations was $180.6 million for the year ended December 31, 2016, compared to $140.2 million for the year ended December 31, 2015. The increase was primarily driven by an increase in net operating income of $91.0 million. This increase was offset by the following: Deferred revenue and straight-line rent recognized increased $18.0 million primarily due to free rent periods on long-term, large contracts; leasing commissions paid in 2016 increased $5.2 million as a result of obtaining these large, long-term contracts; and Interest expense increased $7.6 million. The remaining increase was partially offset by increased sales and marketing and general and administrative expenses.
Cash used in investing activities was $729.6 million for the year ended December 31, 2016, compared to $625.6 million for the year ended December 31, 2015. Our capital expenditures for 2016 included the purchase of the Aurora Properties for $131.1 million, the purchase of four properties for development in Northern Virginia, Chicago and Phoenix for approximately $54.5 million and $545.5 million for other developments primarily in Northern Virginia, Phoenix, San Antonio, Carrollton and Houston. Cash used in investing activities for 2015 related primarily to the acquisition of Cervalis in July 2015 for $398.4 million. Capital expenditures for 2015 included the development of additional square footage and power in our Phoenix 2, Houston West 3, Carrollton and Northern Virginia data centers and the purchase of Austin 4 in February 2015. The change in Restricted cash accounted for the remaining change.
Cash provided by financing activities was $549.3 million for the year ended December 31, 2016, compared to $463.2 million for the year ended December 31, 2015. During the year of 2016, cash provided by financing activities was due to net borrowings from the credit facility of $250.0 million and the net proceeds from issuances of common stock of $447.1 million. Cash used in financing activities during the year of 2016 was due to dividends paid to stockholders of $114.3 million, tax payments upon the exercise of equity awards of $14.2 million and other items of $19.4 million. During the year ended December 31, 2015, cash provided by financing activities was due to the issuance of common stock of $799.5 million and net borrowings from the credit facility and 6.375% senior notes of $353.8 million. Cash used in financing activities during 2015 was due to the cost of the acquisition of partnership units of $596.4 million, dividends paid to stockholders of $80.8 million and other items of $12.9 million.
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
Contractual Obligations
The following contractual obligations table summarizes our contractual obligations as of December 31, 2016:

IN MILLIONS	Total	< 1 Year	1-3 Years	3-5 years	Thereafter
6.375% senior notes (1)	$474.8	$—	$—	$—	$474.8
Credit facility (1)	785.0	—	—	485.0	300.0
Capital lease obligations	10.8	3.3	3.2	3.3	1.0
Interest payments on senior notes, credit agreement, capital leases and lease financing arrangements (2)	333.3	58.8	115.7	110.2	48.6
Non-cancellable operating leases	20.1	7.2	6.3	1.9	4.7
Construction commitments and purchase obligations (3)	171.2	170.8	0.4	—	—
Lease financing arrangements and other liabilities (4)	136.0	8.8	14.3	24.7	88.2
Total (5)	$1,931.2	$248.9	$139.9	$625.1	$917.3

(1)	Represents the principal portion of the 6.375% senior notes, Revolving Credit Facility and Term Loans.

(2)
Includes contractual interest payments on the 6.375% senior notes, Revolving Credit Facility, Term Loans, capital leases and lease financing arrangements assuming no early payment of debt in future periods and the exercise of the one-year extension option on the Revolving Credit Facility.

(3)
We have issued purchase orders for construction related activities. CyrusOne has non-cancellable purchase commitments related to certain services and contracts related to construction of data center facilities and equipment. These agreements range from one to two years and provide for payments for early termination or require minimum payments for the remaining term.

(4)	Represents lease financing arrangements of $135.7 million for leased data centers where we are deemed the accounting owner, and asset retirement obligations of $0.3 million.

(5)	Employment contracts have been excluded from this table for named executive officers as the Proxy and other SEC filings have those details. All other employees are subject to at-will employment.
The contractual obligations table is presented as of December 31, 2016. The amount of these obligations can be expected to change over time as new contracts are initiated and existing contracts are completed, terminated or modified.
Contingencies
We are periodically involved in litigation, claims and disputes. Liabilities are established for these claims when losses associated with these matters are judged to be probable and the loss can be reasonably estimated. Based on information currently available, consultation with counsel and established reserves, management believes the outcome of all claims will not individually, nor in the aggregate, have a material effect on our financial position, results of operations or cash flows. For the year ended December 31, 2016, we were not involved in any material lawsuits that required us to recognize an expense.
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

Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of the financial statements.
Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 4 to our audited consolidated financial statements included elsewhere in this Form 10-K. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations:
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
Revenue is recognized for services or products that are deemed separate units of accounting. When a customer makes an advance payment or they are contractually obligated to pay any amounts in advance, which is not deemed a separate unit of accounting, Deferred revenue is recorded. This revenue is recognized ratably over the expected term of the lease, unless the pattern of service suggests otherwise. As of December 31, 2016 and 2015, Deferred revenue was $76.7 million and $78.7 million, respectively.
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
Goodwill Impairment—We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including sales of properties for which the relative size of the sold property is significant to the reporting unit, that could impact our goodwill impairment calculations.

For our annual impairment evaluation, we have the option of performing a qualitative or quantitative goodwill impairment analysis. A qualitative analysis, Step zero, analyzes the macro-economic environment in which we operate for any significant changes such as deterioration in the market that the Company operates or overall financial performance such as declining cash flows. Also, entity specific changes are analyzed such as change in management, strategy or composition of reporting unit.

A quantitative analysis, Step one, requires the Company to estimate the fair value of the reporting unit and compare the fair value to the carrying value to identify whether the value of the recorded goodwill is impaired. If the fair value is below the carrying value the Company estimates the fair value of all the assets and liabilities of the reporting unit and compares them to the carrying value to determine the amount of the impairment, Step two.

For the 2016 annual impairment assessment, the Company applied Step zero and determined that it is more likely than not that the fair value of the reporting unit is more than the carrying amount and no impairment has been recognized through December 31, 2016.
The carrying value of our goodwill totaled $455.1 million as of December 31, 2016. As of October 1, 2016, which is the date of our most recent impairment test, the fair value of CyrusOne was in excess of its carrying value. No impairments have been recognized since inception.
The impact of each assumption change within the sensitivity analysis was calculated independently and excludes the impact of the other assumed changes. Based on our calculation, the Company's market value of equity exceeded its carrying value by $2.8 billion as of October 1, 2016, and a 5% decline in the value of the Company's stock will cause a decrease of approximately $200 million to its market value of equity.
Accounting for Real Estate and Other Definite-Lived Assets—Investments in real estate consist of land, buildings, improvements and integral equipment utilized in our data center operations. Real estate acquired from third parties has been recorded at its acquisition cost. Real estate acquired from CBI and its affiliates has been recorded at its historical cost basis. Additions and improvements which extend an asset’s useful life or increase its functionality are capitalized and depreciated over the asset’s remaining life. Maintenance and repairs are expensed as incurred.
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
When we are not deemed the accounting owner of leased real estate, we further evaluate the lease to determine whether it should be classified as a capital or operating lease. One of the following four characteristics must be present to classify a lease as a capital lease: (i) the lease transfers ownership of the property to the lessee by the end of the lease term, (ii) the lease contains a bargain purchase option, (iii) the lease term is equal to 75% or more of the estimated economic life of the leased property or (iv) the net present value of the lease payments is at least 90% of the fair value of the leased property.
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

For the year ended December 31, 2016, we recognized Asset impairment and loss on disposal of $5.3 million which related primarily to two properties, Crescent, a leased facility, and Goldcoast, an owned facility. For the year ended December 31, 2015, we recognized Asset impairment and loss on disposal of $13.5 million which related primarily to the exit of Austin 1, which is a leased facility, and loss on disposal of certain other assets.
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
Accounting for Income Taxes—CyrusOne Inc. was included in CBI's Texas consolidated tax return until June 26, 2014, when CBI's ownership percentage in our operating partnership was reduced below 50%. The accompanying 2014 financial statements reflect income taxes as if we were a separate stand-alone company. The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. CBI’s previous Texas tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. With a few exceptions, CBI is no longer subject to State of Texas examinations for years prior to 2012.
The tax provision for periods prior to November 20, 2012, was computed as a C corporation. Net operating loss carryforwards were generated at the federal, foreign, state and local levels. Effective November 20, 2012, CBI contributed its data center properties to CyrusOne LP, the partnership formed to operate the data center business. As a partnership, the taxable income of CyrusOne LP flowed through to its partners. Upon the ownership transfer of all CBI partnership interest to CyrusOne Inc. on December 31, 2015, CyrusOne LP was terminated for tax purposes, with all taxable income flowing to CyrusOne Inc.
In addition, CBI contributed the Predecessor’s historical deferred tax assets and liabilities (excluding any deferred tax assets created by federal net operating losses) to CyrusOne LP at the contribution date of November 20, 2012. Thus, CyrusOne Inc. will have no federal or state net operating losses available to offset its future taxable income. CyrusOne retained the net operating losses related to its foreign operations. Historically, we have recorded a full valuation allowance on our net foreign deferred tax assets related to our foreign generated net operating losses due to the uncertainty of their realization. In 2015 and 2016, management determined it was necessary to record a full valuation allowance on all of our domestic and foreign net deferred tax assets due to the uncertainty of their realization. As of December 31, 2016 and 2015, the valuation allowance was $6.5 million and $6.3 million, respectively.
Recently Issued Accounting Standards
Refer to Note 5 for our audited consolidated financial statements for further information on recently issued accounting standards. We do not expect the adoption of these new accounting standards to have a material impact on our financial condition, results of operations or cash flows on a prospective basis.
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

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have exposure to interest rate risk, arising from variable-rate borrowings under our Second Amended and Restated Credit Agreement and our fixed-rate long-term debt. As of December 31, 2016, the credit facility comprised of commitments of $1.0 billion under the Revolving Credit Facility and $300.0 million under the Initial Term Loan and $250.0 million under the Additional Term Loan and the outstanding borrowings were $235.0 million under the Revolving Credit Facility, $300.0 million under the Initial Term Loan and $250.0 million under the Additional Term Loan.
The Revolving Credit Facility is scheduled to mature in November 2020 and includes a one-year extension option, which if exercised by CyrusOne LP would extend the maturity date to November 2021. The Initial Term Loan is scheduled to mature in January 2022. The Additional Term Loan is scheduled to mature in September 2021. The Revolving Credit Facility currently bears interest at a rate per annum equal to LIBOR plus 1.55% and the Initial Term Loan and the Additional Term Loan currently bear interest at a rate per annum equal to LIBOR plus 1.50%.
On November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. issued $525.0 million of 6.375% senior notes due 2022, which bear interest at a fixed rate of 6.375% per annum. In November and December of 2014, we repurchased 6.375% senior notes with an aggregate face value of $150.2 million for a purchase price of $163.0 million, including accrued interest. On July 1, 2015, CyrusOne LP and CyrusOne Finance Corp. issued an additional $100.0 million aggregate principal amount of 6.375% senior notes. As of December 31, 2016, our 6.375% senior notes had an outstanding balance of $477.3 million, including bond premium.
The following table sets forth the carrying value and fair value face amounts, maturity date and average interest rates at December 31, 2016, for our fixed-rate and variable-rate debt, excluding capital leases and other financing arrangements:

IN MILLIONS	2017	2018	2019	2020	2021	Thereafter	Total Carrying Value	Total Fair Value
Fixed-rate debt	—	—	—	—	—	$477.3	$477.3	$502.1
Average interest rate on fixed-rate debt	—	—	—	—	—	6.375%
Variable-rate debt (Revolving Credit Facility)	—	—	—	$235.0	—	—	$235.0	$235.0
Average interest rate on variable-rate debt	—	—	—	2.166%	—	—
Variable-rate debt (Term Loans)	—	—	—	—	—	$300.0	$300.0	$300.0
Average interest rate on variable-rate debt	—	—	—	—	—	2.121%
Variable-rate debt (Term Loans)	—	—	—	—	$250.0	—	$250.0	$250.0
Average interest rate on variable-rate debt	—	—	—	—	2.121%	—

The fair value of our 6.375% senior notes as of December 31, 2016 was based on the quoted market price for these notes, which is considered Level 1 of the fair value hierarchy. The carrying value of the Revolving Credit Facility and Term Loans approximates estimated fair value as of December 31, 2016, due to the variability of interest rates and the stability of our credit ratings. The fair value of other financing arrangements at December 31, 2016 was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration.
Foreign Currency Risk
Substantially all of our revenue and expenses are denominated in U.S. dollars. We do not currently employ forward contracts or other financial instruments to mitigate foreign currency risk. As our international operations grow, we may engage in hedging activities to hedge our exposure to foreign currency risk.
Commodity Price Risk
Certain of our operating costs are subject to price fluctuations caused by the volatility of the underlying commodity prices, including electricity used in our data center operations, and building materials, such as steel and copper, used in the construction of our data centers. In addition, the lead time to purchase certain equipment for our data centers is substantial which could result in increased costs for these construction projects. In addition, we have entered into several contracts to purchase electricity. As of December 31, 2016, these contracts represent less than our forecasted usage. We intend to obtain additional fixed price contracts as our electricity usage grows.
We do not currently employ forward contracts or other financial instruments to mitigate the risk of commodity price risk other than the electricity contracts discussed above.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CyrusOne Inc.
Dallas, TX
We have audited the accompanying consolidated balance sheets of CyrusOne Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CyrusOne Inc. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

Dallas, Texas
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CyrusOne Inc.
Dallas, TX
We have audited the internal control over financial reporting of CyrusOne Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules.

Dallas, Texas
February 24, 2017

CYRUSONE INC.
Consolidated Balance Sheets

IN MILLIONS, except share and per share amounts
As of	December 31, 2016	December 31, 2015
Assets
Investment in real estate:
Land	$142.7	$93.0
Buildings and improvements	1,008.9	905.3
Equipment	1,042.9	598.2
Construction in progress	407.1	231.1
Subtotal	2,601.6	1,827.6
Accumulated depreciation	(578.5)	(435.6)
Net investment in real estate	2,023.1	1,392.0
Cash and cash equivalents	14.6	14.3
Rent and other receivables (net of allowance for doubtful accounts of $2.1 and $1.0 as of December 31, 2016 and December 31, 2015, respectively)	83.3	76.1
Restricted cash	—	1.5
Goodwill	455.1	453.4
Intangible assets (net of accumulated amortization of $110.7 and $90.6 as of December 31, 2016 and December 31, 2015, respectively)	150.2	170.3
Other assets	126.1	88.0
Total assets	$2,852.4	$2,195.6
Liabilities and equity
Accounts payable and accrued expenses	$227.1	$136.6
Deferred revenue	76.7	78.7
Capital lease obligations	10.8	12.2
Long-term debt, net	1,240.1	996.5
Lease financing arrangements	135.7	150.0
Total liabilities	1,690.4	1,374.0
Commitment and contingencies
Equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 83,536,250 and 72,556,334 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	0.8	0.7
Additional paid in capital	1,412.3	967.2
Accumulated deficit	(249.8)	(145.9)
Accumulated other comprehensive loss	(1.3)	(0.4)
Total shareholders’ equity	1,162.0	821.6
Total liabilities and equity	$2,852.4	$2,195.6

The accompanying notes are an integral part of the consolidated financial statements

CYRUSONE INC.
Consolidated Statements of Operations

IN MILLIONS, except per share data
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Revenue	$529.1	$399.3	$330.9
Costs and expenses:
Property operating expenses	187.5	148.7	124.5
Sales and marketing	16.9	12.1	12.8
General and administrative	60.7	46.6	34.6
Depreciation and amortization	183.9	141.5	118.0
Transaction and acquisition integration costs	4.3	14.1	1.0
Asset impairments and loss on disposal	5.3	13.5	—
Total costs and expenses	458.6	376.5	290.9
Operating income	70.5	22.8	40.0
Interest expense	48.8	41.2	39.5
Loss on extinguishment of debt	—	—	13.6
Net income (loss) before income taxes	21.7	(18.4)	(13.1)
Income tax expense	(1.8)	(1.8)	(1.4)
Net income (loss)	19.9	(20.2)	(14.5)
Noncontrolling interest in net loss	—	(4.8)	(6.7)
Net income (loss) attributed to common stockholders	$19.9	$(15.4)	$(7.8)
Basic weighted average common shares outstanding	78.3	54.3	29.2
Diluted weighted average common shares outstanding	79.0	54.3	29.2
Income (loss) per share - basic and diluted	$0.24	$(0.30)	$(0.30)
The accompanying notes are an integral part of the consolidated financial statements

CYRUSONE INC.
Consolidated Statements of Comprehensive Income (Loss)

IN MILLIONS
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net income (loss)	$19.9	$(20.2)	$(14.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.9)	(0.2)	(0.3)
Comprehensive income (loss)	19.0	(20.4)	(14.8)
Comprehensive loss attributable to noncontrolling interests	—	(4.8)	(6.8)
Comprehensive income (loss) attributable to CyrusOne Inc.	$19.0	$(15.6)	$(8.0)
The accompanying notes are an integral part of the consolidated financial statements

CYRUSONE INC.
Consolidated Statements of Equity

	Shareholder’s Equity/ Parent’s Net Investment
IN MILLIONS	Shares of common stock outstanding	Common Stock	Accumulated Deficit	Paid-In Capital	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity/ Parent’s Net Investment	Non-Controlling Interest	Total Equity
Balance as of January 1, 2014	22.0	$0.2	$(18.9)	$340.7	$—	$322.0	$455.6	$777.6
Net loss	—	—	(14.5)	—	—	(14.5)	—	(14.5)
Noncontrolling interest allocated net loss	—	—	6.7	—	—	6.7	(6.7)	—
Stock issuance costs	—	—	—	(1.3)	—	(1.3)	—	(1.3)
Foreign currency translation adjustments	—	—	—	—	(0.2)	(0.2)	(0.1)	(0.3)
Stock-based compensation	0.7	—	—	10.3	—	10.3	—	10.3
Issuance of common stock	16.0	0.2	—	355.8	—	356.0	—	356.0
Redemption of noncontrolling interest	—	—	—	(189.0)	—	(189.0)	(166.9)	(355.9)
Dividends declared, $0.84 per share	—	—	(29.2)	—	—	(29.2)	(25.7)	(54.9)
Balance as of December 31, 2014	38.7	$0.4	$(55.9)	$516.5	$(0.2)	$460.8	$256.2	$717.0
Net loss	—	—	(20.2)	—	—	(20.2)	—	(20.2)
Noncontrolling interest allocated net loss	—	—	4.8	—	—	4.8	(4.8)	—
Stock issuance costs	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Foreign currency translation adjustments	—	—	—	—	(0.2)	(0.2)	—	(0.2)
Stock-based compensation	0.3	—	—	14.4	—	14.4	—	14.4
Tax payment upon exercise of equity awards	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Issuance of common stock	33.6	0.3	—	799.2	—	799.5	—	799.5
Redemption of noncontrolling interest	—	—	—	(412.3)	—	(412.3)	(184.1)	(596.4)
Conversion of operating partnership units to common stock	—	—	—	51.0	—	51.0	(51.0)	—
Dividends declared, $1.26 per share	—	—	(74.6)	—	—	(74.6)	(16.3)	(90.9)
Balance as of December 31, 2015	72.6	$0.7	$(145.9)	$967.2	$(0.4)	$821.6	$—	$821.6
Net income	—	—	19.9	—	—	19.9	—	19.9
Stock issuance costs	—	—	—	(1.6)	—	(1.6)	—	(1.6)
Stock-based compensation	0.6	—	—	12.3	—	12.3	—	12.3
Tax payment upon exercise of equity awards	(0.5)	—	—	(14.2)	—	(14.2)	—	(14.2)
Issuance of common stock	10.8	0.1	—	448.6	—	448.7	—	448.7
Foreign currency translation adjustment	—	—	—	—	(0.9)	(0.9)	—	(0.9)
Dividends declared, $1.52 per share	—	—	(123.8)	—	—	(123.8)	—	(123.8)
Balance at December 31, 2016	83.5	$0.8	$(249.8)	$1,412.3	$(1.3)	$1,162.0	$—	$1,162.0
The accompanying notes are an integral part of the consolidated financial statements

CYRUSONE INC.
Consolidated Statements of Cash Flows

IN MILLIONS
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Cash flows from operating activities:
Net income (loss)	$19.9	$(20.2)	$(14.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	183.9	141.5	118.0
Provision for bad debt	1.6	—	0.8
Asset impairments and loss on disposal	5.3	13.5	—
Loss on extinguishment of debt	—	—	13.6
Non-cash interest expense	4.8	3.4	3.4
Stock-based compensation expense	12.3	14.4	10.3
Change in operating assets and liabilities:
Rent receivables and other assets	(51.7)	(23.9)	(37.0)
Accounts payable and accrued expenses	7.0	7.0	6.9
Deferred revenues	(2.5)	5.4	9.8
Due to affiliates	—	(0.9)	(0.2)
Net cash provided by operating activities	180.6	140.2	111.1
Cash flows from investing activities:
Capital expenditures – purchase of fixed assets	(131.1)	(17.3)	—
Capital expenditures – other development	(600.0)	(217.2)	(284.2)
Business acquisition, net of cash acquired	—	(398.4)	—
Changes in restricted cash	1.5	7.3	—
Net cash used in investing activities	(729.6)	(625.6)	(284.2)
Cash flows from financing activities:
Issuance of common stock	448.7	799.5	356.0
Stock issuance costs	(1.6)	(0.8)	(1.3)
Acquisition of operating partnership units	—	(596.4)	(355.9)
Dividends paid	(114.3)	(80.8)	(50.9)
Borrowings from credit facility	710.0	260.0	315.0
Payments on credit facility	(460.0)	(10.0)	(30.0)
Payments on senior notes	—	—	(150.2)
Proceeds from issuance of debt	—	103.8	—
Payments on capital leases and lease financing arrangements	(9.1)	(5.9)	(3.9)
Payment of note payable	(1.5)	—	—
Debt issuance costs	(8.7)	(5.4)	(5.2)
Payment of debt extinguishment costs	—	—	(12.8)
Tax payment upon exercise of equity awards	(14.2)	(0.8)	—
Net cash provided by financing activities	549.3	463.2	60.8
Net increase (decrease) in cash and cash equivalents	0.3	(22.2)	(112.3)
Cash and cash equivalents at beginning of period	14.3	36.5	148.8
Cash and cash equivalents at end of period	$14.6	$14.3	$36.5
Supplemental disclosures
Cash paid for interest, net of amount capitalized	$55.0	$43.7	$41.3
Cash paid for income taxes	1.2	3.4	0.4
Capitalized interest	10.6	6.1	4.6
Non-cash investing and financing activities:
Acquisition and development of properties in accounts payable and other liabilities	132.7	59.2	26.8
Dividends payable	33.9	23.6	14.3
The accompanying notes are an integral part of the consolidated financial statements

CYRUSONE INC.
Notes to Consolidated Financial Statements

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
2. Formation and Recent Developments

Formation
On January 24, 2013, CyrusOne Inc. completed its initial public offering (the IPO) of common stock. During 2014, 2015 and 2016, the Company completed public offerings of 16.0 million, 27.3 million, and 10.3 million shares of its common stock and received $355.9 million, $799.3 million and $419.8 million net proceeds, respectively, from these public offerings.
On December 14, 2015, CyrusOne Inc. completed a public secondary offering of 1.4 million shares of common stock on behalf of CBI. The Company received no proceeds from the offering. On December 31, 2015, CyrusOne Inc. completed an issuance of approximately 6.3 million newly issued shares of common stock in exchange for an equal number of operating partnership units of CyrusOne LP, held by a subsidiary of CBI. As of December 31, 2015, CBI owned 9.5% of the common stock of CyrusOne Inc.
As of December 31, 2016, CBI owned less than 5.0% of the common stock of CyrusOne Inc. All of the 83.5 million outstanding operating partnership units of CyrusOne LP are owned, directly or indirectly, by CyrusOne Inc.
Recent Developments
On March 17, 2016, CyrusOne LP entered into a first amended and restated credit agreement (the First Amended and Restated Credit Agreement) which amended and restated in its entirety the credit agreement governing its senior unsecured revolving credit facility (the Revolving Credit Facility) and senior unsecured term loan facility (the Initial Term Loan), originally dated as of October 9, 2014. The First Amended and Restated Credit Agreement provided for an additional $250.0 million senior unsecured term loan facility (the Additional Term Loan, and together with the Initial Term Loan, the Term Loans) in addition to the existing $300.0 million Initial Term Loan and existing $650.0 million Revolving Credit Facility. CyrusOne LP borrowed $250.0 million under the Additional Term Loan and used the proceeds to repay a portion of the amount outstanding under the Revolving Credit Facility. On November 21, 2016, CyrusOne LP entered into a second amended and restated credit agreement (the Second Amended and Restated Credit Agreement) which amended and restated in its entirety the First Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement increased the available commitments under the Revolving Credit Facility to $1.0 billion.
On March 21, 2016, CyrusOne Inc. completed a public offering of 6.9 million shares of its common stock for $255.0 million, net of underwriting discounts of approximately $10.6 million. CyrusOne LP used the proceeds to acquire the Chicago-Aurora I data center from CME Group for $131.1 million and to fund its development pipeline. During the first quarter of 2016, the Company received $0.9 million from the exercise of stock options and $0.1 million relating to common shares purchased under the employee stock purchase plan. In total, offerings of common stock during the first quarter of 2016 resulted in $256.0 million of cash flow from financing activities on the consolidated statements of cash flows.
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
On July 1, 2016, the Company filed a prospectus supplement and entered into sales agreements (the Sales Agreements) with each of Raymond James & Associates, Inc., Jefferies LLC, KeyBanc Capital Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as sales agents, pursuant to which CyrusOne Inc. may issue and sell from time to time shares of its common stock having an aggregate gross sales price of up to $320.0 million, pursuant to an “at the

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

market” program. Sales of shares of CyrusOne Inc. common stock under the Sales Agreements are made by means of ordinary brokers’ transactions on the NASDAQ Global Select Market or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of CyrusOne Inc., at negotiated prices. During the year ended December 31, 2016, the Company sold 0.5 million shares of its common stock under this program, generating net proceeds of approximately $26.3 million after giving effect to sales agent commissions of $0.3 million.
On August 15, 2016, CyrusOne Inc. completed a public offering of 3.4 million shares of its common stock for $164.8 million, net of underwriting discounts of approximately $6.9 million. CyrusOne Inc. contributed the net proceeds from the sale of its shares to its operating partnership in exchange for an equivalent number of newly issued operating partnership units (the August OP Contribution and Issuance). CyrusOne LP has used and intends to use the proceeds from the August OP Contribution and Issuance to fund growth capital expenditures related to recently signed leases, to repay borrowings under its Revolving Credit Facility, and for general corporate purposes, which may include funding future acquisitions, investments or capital expenditures. In connection with this offering, on August 10, 2016, CyrusOne Inc. entered into (a) a forward sale agreement with Goldman, Sachs & Co. (the Forward Sale Agreement) with respect to 3.4 million shares of its common stock, and (b) an additional forward sale agreement with Goldman, Sachs & Co. (the Additional Forward Sale Agreement, and together with the Forward Sale Agreement, the Forward Sale Agreements) with respect to approximately 1.0 million shares of its common stock in connection with the underwriters' exercise of their option to purchase these shares.
Pursuant to the terms of the Forward Sale Agreements, and subject to CyrusOne Inc.’s right to elect cash or net share settlement under the Forward Sale Agreements, CyrusOne Inc. intends to issue and sell, upon physical settlement of such Forward Sale Agreements, approximately 4.4 million shares of its common stock to Goldman, Sachs & Co. in exchange for cash proceeds per share equal to the applicable forward sale price, which was initially $48.48 per share and is subject to certain adjustments as provided in the applicable forward sale agreement. CyrusOne Inc. expects to physically settle the Forward Sale Agreements in full, which settlement or settlements will occur on or before August 1, 2017.

3. Basis of Presentation
The accompanying financial statements as of December 31, 2016 and December 31, 2015, and for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, are prepared on a consolidated basis.
In addition, the accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). All intercompany transactions and balances have been eliminated in consolidation. All prior year amounts have been presented to conform to current year's presentation.
During the third quarter of 2016, the Company identified certain immaterial errors relating to prior periods where Depreciation and amortization and Interest expense were understated. In 2016, we corrected the cumulative amount of these errors which resulted in additional Depreciation and amortization of $2.6 million and related Interest expense of $1.1 million.
4. Significant Accounting Policies
Use of Estimates—Preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions are based on management’s knowledge of current events and actions that we may undertake in the future. Estimates are used in determining the fair value of leased real estate, including purchase price allocations for business combinations and asset acquisitions, the useful lives of real estate and other long-lived assets, future cash flows associated with goodwill and other long-lived asset impairment testing, deferred tax assets and liabilities and loss contingencies. Actual results may differ from these estimates and assumptions.
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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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
When we are not deemed the accounting owner of leased real estate, we further evaluate the lease to determine whether the lease should be classified as a capital or operating lease. One of the following four characteristics must be present to classify a lease as a capital lease: (i) the lease transfers ownership of the property to the lessee by the end of the lease term, (ii) the lease contains a bargain purchase option, (iii) the lease term is equal to 75% or more of the estimated economic life of the leased property or (iv) the net present value of the lease payments is at least 90% of the fair value of the leased property.
Construction in progress includes direct and indirect expenditures for the construction and expansion of our data centers and is stated at its acquisition cost. Independent contractors perform substantially all of the construction and expansion efforts of our data centers. Construction in progress includes costs incurred under construction contracts including project management services, engineering and schematic design services, design development, construction services and other construction-related fees and services. Interest, property taxes and certain labor costs are also capitalized during the construction of an asset. Capitalized interest in 2016, 2015, and 2014 was $10.6 million, $6.1 million, and $4.6 million, respectively. These costs are depreciated over the estimated useful life of the related assets.
Depreciation is calculated using the straight-line method over the estimated useful life of the asset. Useful lives range from nine to thirty years for buildings, three to thirty years for building improvements, and two to twenty years for equipment. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term, including renewal options which are reasonably assured.
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
For the years ended December 31, 2016 and 2015, we recognized impairments and loss on disposal of $5.3 million and $13.5 million, respectively. There were no impairments recognized for the year ended December 31, 2014.
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
Goodwill—We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including sales of properties defined as businesses for which the relative size of the sold property is significant to the reporting unit, that could impact our goodwill impairment calculations.
For our annual impairment evaluation, we have the option of performing a qualitative or quantitative goodwill impairment analysis. A qualitative analysis, Step zero, analyzes the macro-economic environment in which we operate for any significant changes such as deterioration in the market that the Company operates or overall financial performance such as declining cash flows. Also, entity specific changes are analyzed such as change in management, strategy or composition of reporting unit.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

A quantitative analysis, Step one, requires the Company to estimate the fair value of the reporting unit and compare the fair value to the carrying value to identify whether the value of the recorded goodwill is impaired. Changes in certain assumptions could have a significant impact on the impairment test for goodwill under Step one. The most critical assumptions are projected future growth rates, operating margins, capital expenditures, tax rates, terminal values and discount rates. These assumptions are subject to change as our long-term plans and strategies are updated each year. If the fair value is below the carrying value the Company estimates the fair value of all the assets and liabilities of the reporting unit and compares them to the carrying value to determine the amount of the impairment, Step two.
During the fourth quarter of 2016, we applied Step zero and determined that it is more likely than not that the fair value of the reporting unit is more than the carrying amount and therefore determined that the two step method for goodwill impairment testing was not necessary. During fourth quarters of 2015 and 2014, we performed a detailed, quantitative assessment. Based on the Company's annual assessment of goodwill, no impairment has been recognized through December 31, 2016.
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
At December 31, 2016, there were no customers with receivables that made up 10% of the Company's outstanding accounts receivable balance. The Company had receivables with one customer that made up 10% of the Company’s outstanding accounts receivable balance at December 31, 2015.
Deferred Leasing Costs—Deferred leasing costs are presented with Other assets in the accompanying consolidated balance sheets. Leasing commissions incurred at the commencement of a new lease are capitalized and amortized over the term of the customer lease. Amortization of deferred leasing costs is presented with Depreciation and amortization in the accompanying consolidated statements of operations. If a lease terminates prior to the expiration of the lease, the remaining unamortized cost is written off to amortization expense. As of December 31, 2016 and 2015, deferred leasing costs were $23.3 million and $14.2 million, respectively.
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
Revenue Recognition—Colocation rentals are generally billed monthly in advance, and some contracts have escalating payments over the term of the contract. If rents escalate without the lessee gaining access to or control over additional leased space or power, and the lessee takes possession of, or controls the physical use of the property (including all contractually committed power) at the beginning of the lease term, the rental payments by the lessee are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional leased space or power, revenue is recognized in proportion to the additional space or power in the periods that the lessee has control over the use of the additional space or power. The excess of revenue recognized over amounts contractually due is recognized in Other assets in the accompanying consolidated balance sheets. As of December 31, 2016 and 2015, straight-line rent receivable was $67.6 million and $44.7 million, respectively.
Revenue is recognized for services or products that are deemed separate units of accounting. When a customer makes an advance payment or they are contractually obligated to pay any amounts in advance, which is not deemed a separate unit of accounting,

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Deferred revenue is recorded. This revenue is recognized ratably over the expected term of the lease, unless the pattern of service suggests otherwise. As of December 31, 2016 and 2015, Deferred revenue was $76.7 million and $78.7 million, respectively.
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
Sales and Marketing Expense—Sales and marketing expense is comprised of compensation and benefits associated with Sales and marketing personnel as well as advertising and marketing costs. Costs related to advertising expense were $4.1 million, $2.2 million and $2.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Depreciation and Amortization Expense—Depreciation expense is recognized over the estimated useful lives of real estate applying the straight-line method. The useful life of leased real estate and leasehold improvements is the lesser of the economic useful life of the asset or the term of the lease, including optional renewal periods if renewal of the lease is reasonably assured. The residual value of leased real estate is estimated as the lesser of (i) the expected fair value of the asset at the end of the lease term or (ii) the expected amount of the unamortized liability at the end of the lease term. Estimated useful lives are periodically reviewed. Depreciation expense was $157.7 million, $117.8 million and $95.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Amortization expense is recognized over the estimated useful lives of finite-lived intangibles. Finite-lived intangibles include trademarks, customer relationships, favorable leasehold interests, trade names and deferred leasing costs. As of December 31, 2016, the estimated remaining weighted average useful life of trademarks and customer relationships were 9 and 12 years, respectively. In addition, we have a favorable leasehold interest related to a land lease that is being amortized over the lease term of fifty-one years. The trade name is being amortized over three years. Deferred leasing costs are amortized over three to five years. Amortization expense was $26.2 million, $23.7 million and $22.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Transaction and Acquisition Integration Costs—Transaction costs represent incremental legal, accounting and professional fees incurred in connection with consummated and potential business combinations. Transaction costs are expensed as incurred and do not include any recurring costs from our ongoing operations. Integration costs represent incremental costs to integrate a consummated acquisition.
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
While CyrusOne Inc. does not pay federal income taxes, we are still subject to foreign, state and local income taxes in the locations in which we conduct business. Our taxable REIT subsidiaries (each a TRS) are also subject to federal and state income taxes to the extent they earn taxable income.
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions. The Company's previous tax filings are subject to normal reviews by regulatory agencies until the related statute of

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

limitations expires. With a few exceptions, the Company is no longer subject to U. S. federal, state or local examinations for years prior to 2012, and we have no liabilities for uncertain tax positions as of December 31, 2016 or 2015.
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
Comprehensive Income (Loss)—Comprehensive income (loss) represents the change in net assets of a company from transactions and other events from non-owner sources. Comprehensive income (loss) comprises all components of net income (loss) and all components of other comprehensive income (loss).
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
Stock-Based Compensation—In conjunction with the IPO, our board of directors adopted the 2012 Long-Term Incentive Plan (LTIP), which was amended and restated by our stockholders on May 2, 2016. The LTIP is administered by the compensation committee of the board of directors, or the plan administrator. Awards issuable under the LTIP include common stock, restricted stock, stock options and other incentive awards. See Note 17 for additional details relating to these awards.
Share-based compensation expense is based on the estimated grant-date fair value. CyrusOne Inc. recognizes share-based compensation expense on a straight-line basis over the requisite service period for time-based awards and on a graded vesting basis for performance-based awards. We adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Subtopic 718) in the fourth quarter of 2016 and elected to account for forfeitures as they occur. Prior to the adoption of this ASU, CyrusOne estimated forfeitures based on historical activity, expected employee turnover, and other qualitative factors which were adjusted for changes in estimates and award vesting. Expenses for an award are recognized by the time they become fully vested.
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
For interim and annual periods, we use our year-to-date actual results, financial forecasts, and other available information to estimate the probability of the award vesting based on the performance metrics.
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
Business Segments—Business segments are components of an enterprise for which separate financial information is available and regularly viewed by the chief operating decision maker to assess performance and allocate resources. Our chief operating decision maker, the Company's Chief Executive Officer, reviews our financial information on an aggregate basis. Furthermore,

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

our data centers have similar economic characteristics and customers across all geographic locations, and our service offerings have similar production processes, deliver services in a similar manner and use the same types of facilities and similar technologies. As a result, we have concluded that we have one reportable operating segment. As of December 31, 2016, one customer represented approximately 10% of our revenue, with that customer representing 13% of our annualized rent.
5. Recently Issued Accounting Standards
Accounting Standards Update (ASU) No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606)
On May 28, 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, which supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition" and most industry-specific guidance. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09. The new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for CyrusOne) and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application. We are beginning to evaluate the adoption alternatives and the impact of ASU 2014-09 on our consolidated financial statements. Our initial evaluation is that revenue from base colocation services, which is a majority of our revenues, would not be impacted by the adoption of this standard and therefore, we are inclined to adopt the modified retrospective approach. Our initial conclusion may change when we complete our evaluation.

ASU No. 2015-17 (ASU 2015-17), Income Taxes (Topic 740)

In November 2015, the FASB issued guidance which amended the balance sheet classification requirements for deferred Taxes. The ASU requires an entity to classify all deferred tax liabilities and assets as noncurrent in the balance sheet.  This guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. The Company adopted this standard in the fourth quarter of 2016 and applied it prospectively to all deferred tax assets and liabilities. The adoption had no effect on our consolidated financial statements because we have a full valuation allowance for our deferred tax assets.

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

ASU No. 2016-02 (ASU 2016-02), Leases (Topic 842)

On February 25, 2016, the FASB issued ASU 2016-02. Lessees will need to recognize on their balance sheet a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. The standard is effective for CyrusOne beginning January 1, 2019. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are beginning to evaluate the impact of ASU 2016-02 on our consolidated financial statements and timing of adoption.

ASU No. 2016-09 (ASU 2016-09), Improvements to Employee Share-Based Payment Accounting (Subtopic 718)

In March 2016, the FASB issued guidance which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. The Company adopted the guidance in the fourth quarter of 2016 with effective date of January 1, 2016 and elected the actual forfeiture rate which had an immaterial impact to our financial statements.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

ASU No. 2016-10 (ASU 2016-10), Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (Topic 606)

In April 2016, the FASB issued ASU 2016-10 in response to an issue communicated by the Transition Resource Group for Revenue Recognition (the TRG), a group which was formed by the FASB and the International Accounting Standards Board (IASB), (collectively, the Boards), whose objective is to inform the Boards of any issues that could arise with the implementation of a converged standard on recognition of revenue from contracts with customers. ASU 2016-10 does not change the core principal of the guidance in Topic 606, but adds clarification around identifying performance obligations and licensing.

The amendments in this update affect the guidance in ASU 2014-09, Contracts with Customers (Topic 606), which is not yet effective, and therefore follow the same effective date and transition requirements. ASU 2014-09 is effective for CyrusOne on January 1, 2018 and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of the initial application. We are currently evaluating the impact of ASU 2016-10 and ASU 2014-09 on the company consolidated financial statements.

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

ASU No. 2016-15 (ASU 2016-15), Classification of Certain Cash Receipts and Cash Payments (Subtopic 230)

In August 2016, the FASB issued guidance which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company adopted the standard in the fourth quarter of 2016 with effective date of January 1, 2016. The adoption of the standard had no effect on our consolidated financial statements.

ASU No. 2016-18 (ASU 2016-18), Restricted Cash (Subtopic 230)

In November 2016, the FASB issued guidance which addresses the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment requires that a statement of cash flows explain the change during the period in the total of cash. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the full impact of the new standard.

ASU No. 2017-01 (ASU 2017-01), Business Combinations (Topic 805)

In January 2017, the FASB issued guidance which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. Under this new guidance, the Company expects most acquisitions of investment property will meet the definition of an asset and, thus, be accounted for as asset acquisitions. Consistent with existing guidance, transaction costs associated with asset acquisitions are capitalized while transaction costs associated with business combinations are expensed as incurred. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. We are considering the early adoption of this standard in the first quarter of 2017.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

6. Acquisitions and Purchase of Fixed Assets

Cervalis

On July 1, 2015, CyrusOne LP acquired 100% of Cervalis, a privately-held owner and operator of data centers for $398.4 million, excluding transaction-related expenses, in an all cash transaction. Cervalis has four data center facilities and two work recovery facilities serving the New York metropolitan area. CyrusOne LP financed the acquisition with proceeds of CyrusOne Inc.'s June 2015 common stock offering and CyrusOne LP and CyrusOne Finance Corp.'s July 2015 6.375% senior notes offering as well as drawing under CyrusOne Inc.'s Revolving Credit Facility. The acquisition of Cervalis enhances the geographic diversification of CyrusOne, provides access to a high quality enterprise customer base and strengthens our product portfolio. The goodwill recorded for this acquisition relates to the incremental value that Cervalis brings to the existing CyrusOne operations. The customer relationships intangible is expected to be amortized over fifteen years. This acquisition was accounted for as a business combination. For the year ended December 31, 2015, transaction and integration costs related to the Cervalis Acquisition were $12.9 million.

The consolidated financial statements include the operating results of Cervalis from the date of acquisition. The following table summarizes the estimated fair values of all assets acquired and liabilities assumed at the date of acquisition:

Cash	$1.1
Rent and other receivables	10.5
Restricted cash	8.8
Net investment in real estate	197.8
Goodwill	178.9
Customer relationships	117.4
Trade name	2.3
Other long-term assets	5.6
Total assets acquired	522.4

Current liabilities	18.3
Capital lease obligations	1.7
Long-term debt	1.5
Lease financing arrangements	101.4
Total liabilities	122.9
Net assets acquired attributable to CyrusOne Inc.	399.5
Cash acquired	(1.1)
Net cash paid at acquisition	398.4

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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

CME

On March 31, 2016, CyrusOne LP purchased CME Group's Chicago-Aurora I data center in Aurora, Illinois for $131.1 million, including transaction related costs, in an all cash transaction. This acquisition was accounted for as an asset acquisition. CyrusOne LP financed the purchase with proceeds of CyrusOne Inc.'s March 2016 common stock offering. The purchase enhances the geographic diversification of CyrusOne, provides access to a high quality enterprise customer base and strengthens our product portfolio. The transaction adds to CyrusOne Inc.'s existing data center platform an approximately 428,000 square-foot facility data center serving the Chicago metropolitan region. In addition, CyrusOne acquired approximately 15 acres of land directly adjacent to the data center for future development.

On April 1, 2016, the CME Group entered into a 15-year lease for data center space at the Aurora facility. The agreement is expected to enhance the range of services available to the Company and CME Group's mutual customers through connectivity, hosting and data offerings.

In addition, during the year ended December 31, 2016, the Company purchased four properties for development for approximately $54.5 million.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

7. Investment in Real Estate

A schedule of our gross investment in real estate follows:

IN MILLIONS
As of December 31,	2016			2015
	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment
Dallas - Carrollton	$16.1	$57.6	$154.0	$16.1	$52.7	$116.5
Houston - Houston West I	1.4	85.0	48.4	1.4	84.8	46.4
Dallas - Lewisville	—	76.7	33.7	—	76.6	24.9
Cincinnati - 7th Street	0.9	110.6	21.0	0.9	110.6	19.6
Northern Virginia - Sterling II	—	28.7	111.8	—	—	—
Totowa - Madison	—	28.3	50.8	—	28.3	48.8
Wappingers Falls I	—	11.3	17.1	—	11.3	14.4
Cincinnati - North Cincinnati	4.0	77.3	9.0	4.0	77.3	7.6
Houston - Houston West II	2.8	23.1	49.0	2.0	22.6	47.1
San Antonio I	4.6	32.1	33.6	4.6	32.1	33.0
Chicago - Aurora I	2.4	28.5	99.9	—	—	—
Phoenix - Chandler II	—	16.1	38.8	—	16.0	39.5
Houston - Galleria	—	68.6	16.6	—	68.6	16.0
Florence	2.2	41.9	4.9	2.2	41.5	3.3
Austin II	2.0	23.4	6.6	2.0	23.2	5.7
San Antonio II	7.0	29.0	59.4	7.0	—	0.1
Northern Virginia - Sterling I	7.0	19.7	47.2	7.0	19.2	45.2
Phoenix - Chandler I	14.8	56.8	56.5	14.8	56.7	39.8
Cincinnati - Hamilton	—	50.2	5.0	—	49.2	4.4
Stamford - Riverbend	—	4.3	14.5	—	4.3	13.2
Phoenix - Chandler III	—	9.9	44.5	—	—	—
London - Great Bridgewater	—	25.9	0.9	—	31.2	0.8
Dallas - Midway	—	2.0	0.4	—	2.0	0.4
Cincinnati - Mason	—	20.2	1.4	—	20.2	1.0
Norwalk I	—	19.0	26.6	—	18.3	25.4
Dallas - Marsh	—	0.1	0.6	—	0.1	0.6
Chicago - Lombard	0.7	4.7	7.9	0.7	4.7	7.6
Stamford - Omega	—	3.2	1.5	—	3.2	1.5
Northern Virginia - Sterling IV	4.6	11.0	33.4	—	—	—
Cincinnati - Blue Ash	—	0.6	0.1	—	0.6	0.1
Totowa - Commerce	—	4.1	1.4	—	4.1	1.0
South Bend - Crescent	—	1.7	0.2	—	3.3	0.4
Houston - Houston West III	18.4	9.4	13.5	18.4	4.0	0.8
Singapore - Inter Business Park	—	8.2	0.1	—	8.4	0.1
South Bend - Monroe	—	2.5	0.3	—	2.5	0.3
Cincinnati - Goldcoast	0.2	4.0	0.1	0.6	6.7	0.1
Austin III	3.3	9.7	31.8	3.3	7.4	31.5
Austin I	—	3.5	0.2	—	13.6	1.0
Austin Land A	8.0	—	0.2	8.0	—	0.1
Chicago - Aurora Land A	2.6	—	—	—	—	—
Phoenix - Chandler Land A	10.5	—	—	—	—	—
Chicago - Aurora Land B	5.1	—	—	—	—	—
Northern Virginia - Sterling Land A	24.1	—	—	—	—	—
Total	$142.7	$1,008.9	$1,042.9	$93.0	$905.3	$598.2

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

In addition, Construction in progress was $407.1 million and $231.1 million as of December 31, 2016 and December 31, 2015, respectively, as we continue to build data center facilities.
For the year ended December 31, 2016, our capital expenditures were $731.1 million, as shown on the statement of cash flows. This included the purchase of the Aurora Properties for $131.1 million, the purchase of four properties for development in Northern Virginia - Sterling, Chicago - Aurora and Phoenix - Chandler II for approximately $54.5 million and $545.5 million for other developments primarily in Northern Virginia - Sterling, Phoenix - Chandler II, San Antonio, Dallas - Carrollton and Houston - Houston West III. For the year ended December 31, 2016, we recognized Asset impairment and loss on disposal of $5.3 million which related primarily to two properties, South Bend-Crescent, a leased facility, and Cincinnati-Goldcoast, an owned facility.
For the year ended December 31, 2015, our capital expenditures were $17.3 million for the purchase of Austin III facility and $217.2 million for other development as shown on the consolidated statements of cash flows. The significant items included the development of additional square footage and power in our Northern Virginia - Sterling, Phoenix - Chandler II, Houston - Houston West III and Dallas - Carrollton data centers, and the purchase of Austin III in February of 2015. The total purchase price of the Austin III facility was $17.3 million, of which $3.3 million was allocated to Land and the remaining amount remains in Construction in progress as of December 31, 2015. For the year ended December 31, 2015, we recognized Asset impairment and loss on disposal of $13.5 million which related primarily to the exit of Austin I, which is a leased facility, and loss on disposal of certain other assets.

8. Notes Receivable

The carrying amount of notes receivable was $6.6 million and $2.5 million as of December 31, 2016 and 2015, respectively, and consisted of the following:

IN MILLIONS
For the year ended December 31,	2016	2015
Note 1	$3.9	$—
Note 2	2.2	2.5
Note 3	0.5	—
Total	$6.6	$2.5

Each of the above notes are from different customers. Note 1 matures in February 2018, and the payments are approximately $300,000 per month. Note 2 matures in September 2021, and the payments are approximately $50,000 per month. Note 3 matures in October 2020, and the payments are approximately $12,000 per month. These notes are included in Rent and other receivables on the consolidated balance sheets.

9. Goodwill, Intangible and Other Long-Lived Assets
The carrying amount of Goodwill was $455.1 million and $453.4 million as of December 31, 2016 and 2015, respectively. As of December 31, 2015, the amounts recognized for Goodwill and Intangible assets were in connection with the acquisition of Cervalis, Cyrus Networks as well as prior acquisitions. For the year ended December 31, 2015, the additions relating to the Cervalis Acquisition were $177.2 million, $117.4 million, $2.3 million and $0.2 million for Goodwill, customer relationships, trade name and favorable leasehold interest, respectively. For the year ended December 31, 2016, the addition to Goodwill was due to a reclassification from Other assets as a result of a measurement period adjustment relating to the Cervalis Acquisition.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Summarized below are the carrying values for the major classes of intangible assets:

IN MILLIONS
For the year ended December 31,		2016			2015
	Weighted- Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	12	$247.1	$(106.3)	$140.8	$247.1	$(87.5)	$159.6
Trademark	9	7.4	(3.2)	4.2	7.4	(2.7)	4.7
Favorable leasehold interest	48	4.1	(0.5)	3.6	4.1	(0.4)	3.7
Trade name	2	2.3	(0.7)	1.6	2.3	—	2.3
Total		$260.9	$(110.7)	$150.2	$260.9	$(90.6)	$170.3
There were no goodwill or intangible asset impairments for the years ended December 31, 2016 or 2015.
Amortization expense for acquired intangible assets was $20.1 million, $18.5 million and $17.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The following table presents estimated amortization expense for each of the next five years and thereafter, commencing January 1, 2017:

IN MILLIONS
2017	$18.1
2018	16.2
2019	13.8
2020	12.6
2021	11.6
Thereafter	77.9
Total	$150.2

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

10. Long-Term Debt, Capital Lease Obligations and Lease Financing Arrangements
Long-term debt, Capital lease obligations and Lease financing arrangements presented in the accompanying consolidated financial statements consist of the following:

IN MILLIONS
For the year ended December 31,	2016	2015
Credit facilities:
Revolving Credit Facility	$235.0	$235.0
Term loans	550.0	300.0
6.375% senior notes due 2022, including bond premium	477.3	477.6
Notes payable	—	1.5
Deferred financing costs	(22.2)	(17.6)
Long-term debt	1,240.1	996.5
Capital lease obligations	10.8	12.2
Lease financing arrangements	135.7	150.0
Total	$1,386.6	$1,158.7
Credit Facility—On October 9, 2014, CyrusOne LP entered into a credit agreement (the Credit Agreement) which provided for a $450 million senior unsecured revolving credit facility to replace CyrusOne LP's $225 million secured credit facility, and a $150 million senior unsecured term loan. On June 22, 2015, CyrusOne entered into an amendment to the Credit Agreement and other loan documents governing its revolving credit facility and term loan facility. The amendment increased the size of the Credit Agreement's accordion feature, which gave the operating partnership the ability to request an increase in the total commitment under the Credit Agreement, from $300 million to $600 million. Immediately after entering into the amendment, the operating partnership exercised $350 million of this accordion feature and obtained commitments to increase the total commitment under the Credit Agreement from $600 million to $950 million, comprised of $650 million of commitments under the revolving credit facility (the Revolving Credit Facility) and $300 million under the term loan (the Initial Term Loan). In addition, the Credit Agreement contained an accordion feature that allows CyrusOne LP to increase the aggregate commitment by up to $250 million.
On March 17, 2016, CyrusOne LP entered into a first amended and restated credit agreement (the First Amended and Restated Credit Agreement) which amended and restated in its entirety the Credit Agreement, as amended previously. The First Amended and Restated Credit Agreement provided for an additional $250.0 million senior unsecured term loan facility (the Additional Term Loan, and together with the Initial Term Loan, the Term Loans) in addition to the existing $300.0 million Initial Term Loan and the existing $650.0 million Revolving Credit Facility. The First Amended and Restated Credit Agreement had an accordion feature under which CyrusOne LP may have requested an increase in the total commitments up to an amount not to exceed $250.0 million. Deferred financing costs of $2.1 million related to this amendment were recorded.
On November 21, 2016, CyrusOne LP entered into a second amended and restated credit agreement (the Second Amended and Restated Credit Agreement) which amended and restated in its entirety the First Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement, among other things, increased the available commitments under the Revolving Credit Facility to $1.0 billion. Deferred financing costs of $6.6 million related to this amendment were recorded.
The Revolving Credit Facility is scheduled to mature in November 2020 and includes a one-year extension option, which if exercised by CyrusOne LP would extend the maturity date to November 2021. The Initial Term Loan of $300 million is scheduled to mature in January 2022. The Additional Term Loan of $250 million is scheduled to mature in September 2021. The Revolving Credit Facility currently bears interest at a rate per annum equal to LIBOR plus 1.55% and the Initial Term Loan and Additional Term Loan currently bear interest at a rate per annum equal to LIBOR plus 1.50%. As of December 31, 2016, the interest rate for the Revolving Credit Facility and the Term Loans was 2.31% and 2.26%, respectively.
As of December 31, 2016, there were outstanding borrowings of $235.0 million on the Revolving Credit Facility and aggregate borrowings of $550.0 million on the Term Loans. In addition, the Second Amended and Restated Credit Agreement contains an accordion feature that allows CyrusOne LP to increase the aggregate commitment by up to $300 million.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

We pay commitment fees for the unused amount of borrowings on the Revolving Credit Facility and letter of credit fees on any outstanding letters of credit. The commitment fees are equal to 0.25% per annum of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. Commitment fees related to the Second Amended and Restated Credit Agreement were $1.6 million and $0.9 million for the years ended December 31, 2016 and 2015, respectively.
6.375% Senior Notes due 2022—On November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. (Issuers) issued $525.0 million of 6.375% senior notes due 2022 (6.375% senior notes). The 6.375% senior notes are senior unsecured obligations of the Issuers, which rank equally in right of payment with all existing and future unsecured senior debt of the Issuers. The 6.375% senior notes are effectively subordinated to all existing and future secured indebtedness of the Issuers to the extent of the value of the assets securing such indebtedness. The 6.375% senior notes are fully and unconditionally and jointly and severally guaranteed by CyrusOne Inc., CyrusOne GP, and each of CyrusOne LP’s existing and future domestic subsidiary that guarantees other indebtedness of CyrusOne LP or any guarantor, subject to certain exceptions. Each such guarantee is a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior debt of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness. The 6.375% senior notes are structurally subordinated to all liabilities (including trade payables), of each subsidiary of the Issuers that does not guarantee the 6.375% senior notes. The 6.375% senior notes bear interest at a rate of 6.375% per annum, payable semi-annually on May 15 and November 15 of each year.
The 6.375% senior notes will mature on November 15, 2022. However, prior to November 15, 2017, the Issuers may, at their option, redeem some or all of the 6.375% senior notes at a redemption price equal to 100% of the principal amount of the 6.375% senior notes being redeemed, together with accrued and unpaid interest, if any, to the date of redemption plus a “make-whole” premium. On or after November 15, 2017, the Issuers may, at their option, redeem some or all of the 6.375% senior notes at any time at declining redemption prices equal to (i) 103.188% beginning on November 15, 2017, (ii) 102.125% beginning on November 15, 2018, (iii) 101.063% beginning on November 15, 2019 and (iv) 100.000% beginning on November 15, 2020 and thereafter, plus, in each case, accrued and unpaid interest, if any, to the applicable redemption date. In addition, before November 15, 2015, and subject to certain conditions, the Issuers were permitted , at their option, to redeem up to 35% of the aggregate principal amount of the 6.375% senior notes with the net proceeds of certain equity offerings at a redemption price equal to 106.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that (i) at least 65% of the aggregate principal amount of the 6.375% senior notes remained outstanding after the redemption and (ii) the redemption occurred within 90 days of the closing of any such equity offering.
In November and December of 2014, we repurchased a portion of our 6.375% senior notes with an aggregate face value of $150.2 million for a purchase price of $163.0 million, including accrued and unpaid interest. This resulted in a loss on extinguishment of debt of $12.8 million.
On July 1, 2015, the Issuers closed a private offering of $100.0 million aggregate principal amount of the 6.375% senior notes (New Notes) plus a premium of $3.8 million. The New Notes were issued as additional notes under the Indenture dated November 20, 2012 as supplemented by the first supplemental indenture dated July 1, 2015, and the New Notes have terms substantially identical to those of the 6.375% senior notes issued in November 2012. On December 29, 2015, all notes issued on July 1, 2015 were exchanged for registered notes that are freely tradable. As of December 31, 2016, the outstanding balance on the 6.375% senior notes was $477.3 million, including bond premium.
Debt Covenants —The Second Amended and Restated Credit Agreement requires us to maintain certain financial covenants including the following, in each case on a consolidated basis:
•A minimum fixed charge ratio;
•Maximum total and secured leverage ratios;
•A minimum consolidated tangible net worth ratio;
•A maximum secured recourse indebtedness ratio;
•A minimum unencumbered debt yield ratio; and
•A maximum ratio of unsecured indebtedness to unencumbered asset value.
Notwithstanding these limitations, we will be permitted, subject to the terms and conditions of the Second Amended and Restated Credit Agreement, to distribute to our stockholders cash dividends in an amount not to exceed 95% of our Funds From Operations (FFO), as defined in the Second Amended and Restated Credit Agreement for any period. Similarly, our indenture permits dividends and distributions necessary for us to maintain our status as a REIT.
The Company’s most restrictive covenants are generally included in the Second Amended and Restated Credit Agreement. In order to continue to have access to amounts available to it under the Second Amended and Restated Credit Agreement, the Company must remain in compliance with all covenants.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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
As of December 31, 2016, we believe we were in compliance with all covenants.
Notes Payable—The Company's note payable for approximately $1.5 million with a third-party for installation of electrical infrastructure at one of the Company's locations was repaid in July 2016.
Deferred financing costs—Deferred financing costs are costs incurred in connection with obtaining long-term financing. Deferred financing costs were incurred in connection with the issuance of the Revolving Credit Facility, the Initial Term Loan, the Additional Term Loan and 6.375% senior notes due 2022. As of December 31, 2016, and 2015, deferred financing costs totaled $22.2 million and $17.6 million, respectively. Amortization of deferred financing costs, included in Interest expense in the consolidated statements of operations, totaled $4.1 million, $3.4 million, and $3.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Interest expense on Capital lease obligations and Lease financing arrangements were $10.6 million, $7.8 million and $5.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The following table summarizes aggregate maturities of total future value and present value of the minimum payments associated with our Lease financing arrangements for the five years subsequent to December 31, 2016, and thereafter:

IN MILLIONS	Future Value of Payments	Interest	Present Value of Payments
2017	$16.4	$7.9	$8.5
2018	14.3	7.5	6.8
2019	14.5	7.0	7.5
2020	25.4	6.4	19.0
2021	11.4	5.7	5.7
Thereafter	109.8	21.6	88.2
Total lease financing arrangements	$191.8	$56.1	$135.7

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

The following table summarizes aggregate maturities of the Revolving Credit Facility and Term Loans, 6.375% senior notes due 2022 and capital leases for the five years subsequent to December 31, 2016, and thereafter:

IN MILLIONS	Revolving Credit Facility/Term Loan	6.375% Senior Notes	Capital Leases	Total
2017	$—	$—	$3.3	$3.3
2018	—	—	1.7	1.7
2019	—	—	1.5	1.5
2020	235.0	—	1.7	236.7
2021	250.0	—	1.6	251.6
Thereafter	300.0	474.8	1.0	775.8
Total debt	$785.0	$474.8	$10.8	$1,270.6
The payment of interest on capital leases over the next five years and thereafter will be $0.9 million, $0.7 million, $0.5 million, $0.4 million, $0.2 million and $0.1 million, respectively.

11. Fair Value of Financial Instruments
The fair value of Cash and cash equivalents, Restricted cash, Rent and other receivables and Accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these instruments.
The carrying value and fair value of other financial instruments are as follows:

IN MILLIONS
For the year ended December 31,	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
6.375% senior notes due 2022	$477.3	$502.1	$477.6	$493.8
Revolving Credit Facility and Term Loans	785.0	785.0	535.0	535.0
Note payable	—	—	1.5	1.2
The fair value of our 6.375% senior notes as of December 31, 2016 and 2015 was based on the quoted market price for these notes, which is considered Level 1 of the fair value hierarchy. The carrying value of the Revolving Credit Facility, the Initial Term Loan and the Additional Term Loan approximates estimated fair value as of December 31, 2016, due to the variability of interest rates and the stability of our credit ratings. The fair value of the note payable at December 31, 2015, was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration. These fair value measurements are considered Level 3 of the fair value hierarchy.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

12. Noncontrolling Interest - Operating Partnership
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
CyrusOne Inc. had no noncontrolling interests as of December 31, 2016, and CBI owned less than 5.0% of the Company's common stock. The following table shows the ownership interests as of December 31, 2015, and the portion of net income (loss) and distributions for the year ended December 31, 2015:

For the year ended December 31,	2015
(in millions, except unit amount)	The Company	CBI
Operating partnership units	72.6	—
Ownership %	100.0%	—%
Portion of net income (loss)	$(15.4)	$(4.8)
Distributions	$(74.6)	$(16.3)
13. Dividends
We have declared cash dividends on common shares and distributions on operating partnership units for the years ended December 31, 2016 and 2015 as presented in the table below:

Record date	Payment date	Cash dividend per share or operating partnership unit
March 27, 2015	April 15, 2015	$0.315
June 26, 2015	July 15, 2015	$0.315
September 25, 2015	October 15, 2015	$0.315
December 24, 2015	January 8, 2016	$0.315
March 25, 2016	April 15, 2016	$0.38
June 24, 2016	July 15, 2016	$0.38
September 30, 2016	October 14, 2016	$0.38
December 30, 2016	January 13, 2017	$0.38

As of December 31, 2016 and 2015 we had a dividend payable of $33.9 million and $24.4 million, respectively. On February 23, 2017, we announced a regular cash dividend of $0.42 per common share payable to shareholders of record as of March 31, 2017. The dividend will be paid on April 14, 2017.
14. Customer Leases
Customer lease arrangements customarily contain provisions that allow either for renewal or continuation on a month-to-month arrangement. Certain leases contain early termination rights. At lease inception, early termination is generally not deemed reasonably assured due to the significant economic penalty incurred by the lessee to exercise its termination right and to relocate its equipment.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

The future minimum lease payments to be received under non-cancellable operating leases, excluding month-to-month arrangements and submetered power, for the next five years are shown below:

IN MILLIONS
2017	$404.3
2018	306.3
2019	224.5
2020	179.9
2021	141.0
15. Employee Benefit Plans
Currently, our employees participate in health care plans sponsored by CyrusOne, which provide medical, dental, vision and prescription benefits. We incurred $4.4 million, $3.1 million and $2.1 million of expenses related to these plans for the years ended December 31, 2016, 2015 and 2014, respectively.
CyrusOne offers a retirement savings plan to its employees. CyrusOne's matching contribution to its retirement savings plan was $1.5 million, $1.1 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

16. Income (Loss) per Share
Basic income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. In addition, net income (loss) applicable to participating securities and the participating securities are both excluded from the computation of basic income (loss) per share.
Diluted income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period, including restricted stock outstanding and shares contingently issuable under the Forward Sales Agreement (as defined below). If there is net income during the period, the dilutive impact of common stock equivalents outstanding would also be reflected.
On August 15, 2016, CyrusOne Inc. completed a public offering of 3.4 million shares of its common stock for $164.8 million, net of underwriting discounts of approximately $6.9 million. In connection with this offering, on August 10, 2016, CyrusOne Inc. entered into (a) a forward sale agreement with Goldman, Sachs & Co. (the Forward Sale Agreement) with respect to 3.4 million shares of its common stock, and (b) an additional forward sale agreement with Goldman, Sachs & Co. (the Additional Forward Sale Agreement, and together with the Forward Sale Agreement, the Forward Sale Agreements) with respect to approximately 1.0 million shares of its common stock in connection with the underwriters' exercise of their option to purchase these shares. This contract had no effect on our diluted share count at December 31, 2016.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

The following table reflects the computation of basic and diluted net income (loss) per share:

IN MILLIONS, except per share amounts	Year Ended		Year Ended		Period Ended
For December 31,	2016		2015		2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss) attributed to common stockholders	$19.9	$19.9	$(15.4)	$(15.4)	$(7.8)	$(7.8)
Less: Restricted stock dividends	(0.7)	(0.7)	(1.0)	(1.0)	(0.8)	(0.8)
Net income (loss) available to stockholders	$19.2	$19.2	$(16.4)	$(16.4)	$(8.6)	$(8.6)
Denominator:
Weighted average common outstanding-basic	78.3	78.3	54.3	54.3	29.2	29.2
Performance-based restricted stock(1)(2)		0.7		—		—
Weighted average shares outstanding-diluted		79.0		54.3		29.2
EPS:
Net income (loss) per share-basic	$0.24		$(0.30)		$(0.30)
Effect of dilutive shares:		—		—		—
Net income (loss) per share-diluted		$0.24		$(0.30)		$(0.30)
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

17. Stock-Based Compensation Plans

Stock-based compensation expense was as follows:

For the periods ended December 31,	2016	2015	2014
Founders	$0.3	$5.2	$5.4
2013 Grants	0.1	1.2	1.2
2014 Grants	1.2	3.0	3.7
2015 Grants	3.5	5.0	—
2016 Grants	7.2	—	—
Total	$12.3	$14.4	$10.3

In conjunction with the IPO, the board of directors of CyrusOne Inc. adopted the 2012 Long-Term Incentive Plan (LTIP), which was amended and restated on May 2, 2016. The LTIP is administered by the board of directors. Awards issuable under the LTIP include common stock, restricted stock, stock options and other incentive awards. CyrusOne Inc. has reserved a total of 8.9 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. The related stock compensation expense incurred by CyrusOne Inc. is allocated to the operating partnership. Shares available under the LTIP at December 31, 2016, were approximately 5.8 million. Shares vest according to each agreement and as long as the employee remains employed with the Company. The Company uses the Black-Scholes option-pricing model for time and performance-based options and a Monte Carlo simulation for market-based awards. The fair values of these awards use assumptions such as volatility, risk-free interest rate, and expected term of the awards.
Compensation expense is measured based on the estimated grant-date fair value. Expense for time-based grants is recognized under a straight-line method. For market-based grants, expense is recognized under a graded expense attribution method. For performance-based grants, expense is recognized under a graded expense attribution method if it is probable that the performance

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

targets will be achieved. Any dividends declared with respect to the performance and market-based shares shall be accrued by the Company and distributed on the vesting date provided that the applicable performance goal has been attained.
In March 2016, the FASB issued guidance which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the guidance in the fourth quarter of 2016 and elected the actual forfeiture rate, which had an immaterial impact to our financial statements.
The compensation expense for the year ended December 31, 2016 includes $0.8 million due to the acceleration of equity awards of a senior executive who left the Company. The compensation expense for the year ended December 31, 2015 includes $2.4 million due to the acceleration of equity awards of two senior executives who left the Company.
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
In addition, during the year ended December 31, 2013, the Company also granted from time-to-time a total of 4,361 additional time-based restricted shares which had an aggregate value of $0.1 million on the grant date. A portion of these shares cliff vested one year after the grant date and a portion vested three years after the grant date.
The holders of restricted stock shall have all of the rights and privileges of shareholders including the right to vote. As of December 31, 2016, there was no unearned compensation representing the unvested portion of the awards granted during 2013.
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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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
The holders of restricted stock have all of the rights and privileges of shareholders including the right to vote. As of December 31, 2016, unearned compensation of the awards granted during 2014 totaled $0.1 million, with a weighted average vesting period of 0.1 years.
2015 Grants
On February 10, 2015, the Company issued awards under the LTIP in the form of options and restricted stock. The stock options are time-based and vest annually on a pro-rata basis over three years. Twenty percent of the restricted stock awards are subject to time-based vesting and eighty percent of the restricted stock awards are equally split between performance-based and market-based vesting. The performance-based metric is return on assets, which is a non-GAAP measure that is defined in the award agreement. The time-based restricted stock will vest pro-rata annually over three years. The performance and market-based restricted stock will vest annually based upon the achievement of certain criteria for each year of the three-year measurement period. The first two years are capped at 100% of the target with a cumulative true-up in year three.
The market and performance-based awards will vest based on the same scales as the awards granted during 2014.
In addition, during the year ended December 31, 2015, for various new employee hires, the following grants were made:
•8,157 shares of time-based restricted stock which cliff vest in three years from the date of each grant.
•29,424 shares of time-based restricted stock which vest annually from the date of each grant.
•12,719 time-based options which vest annually from the date of each grant.

•	11,711 shares of performance and market-based restricted stock, which vest annually based upon the achievement of certain criteria for each year of the three-year measurement period.

•	55,301 shares of performance-based (separate non-GAAP measure, as defined in the award agreement) restricted stock, which cliff vests in three years from the date of grant.
For the year ended December 31, 2016, the unearned compensation of the awards granted in 2015 totaled $2.2 million and the weighted average vesting period was 1.0 years.
2016 Grants
On February 1, 2016, the Company issued 641,097 shares of time, performance and market-based awards under the LTIP in the form of restricted stock. The grant date fair value of time and performance-based restricted shares was $36.99. The grant date fair value of market-based restricted shares was $43.66. The Company issued stock options on February 1, 2016. The stock option awards have a contractual life of 10 years from the award date and were granted with an exercise price equal to $36.99. The Company issued 222,461 options with a grant date fair value of $6.99.
The performance-based metric is return on assets, which is a non-GAAP measure and is defined in the award agreement. The time-based restricted stock awards generally vest pro-rata annually over a three-year period. The performance and market-based restricted stock awards vest annually based upon the achievement of certain criteria for each of the three-year measurement periods. The first two years are capped at 100% of the target with a cumulative true-up in year three. Certain employees were also awarded time-based restricted stock that cliff vest at the end of three years. The stock options are time-based and vest annually on a pro-rata basis over 3 years.
The market and performance-based awards will vest based on the same scales as the awards granted during 2015.
In addition, during the year ended December 31, 2016, for various new employee hires, the following grants were made:

•	5,894 shares of time-based restricted stock which cliff vest in three years from the date of each grant.

•	47,667 shares of time-based restricted stock which vest annually from the date of each grant.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

As of December 31, 2016, unearned compensation representing the unvested portion of the awards granted in 2016 totaled $14.5 million, with a weighted average vesting period of 2.0 years.
Restricted Stock and Stock Option Activity
The following table summarizes the unvested restricted stock activity and the weighted average fair value of these shares at the date of grant for the year ended December 31, 2016:

For the year ended December 31,	2016
	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1	1,585,010	$22.11
Granted	641,097	35.18
Vested	(839,571)	21.10
Forfeited	(111,823)	26.72
Non-vested at December 31	1,274,713	$28.95
The non-vested shares at December 31, 2014 were 1,739,642.
The following table summarizes the stock option activity for the year ended December 31, 2016:

For the year ended December 31,	2016
	Options	Weighted Average Exercise Price
Outstanding at January 1	334,402	$26.44
Granted	222,461	36.99
Exercised	(70,668)	26.00
Forfeited or expired	(51,927)	26.65
Outstanding at December 31	434,268	31.89
Exercisable at December 31	138,157	27.27
Vested and expected to vest	434,268	$31.89
The outstanding options at December 31, 2014 were 166,872.
The aggregate intrinsic value of options outstanding and options exercisable is based on the Company's closing stock price on the last trading day of the fiscal year for in-the-money options. The aggregate intrinsic value represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices. The total intrinsic value of options exercised during fiscal year 2016 was $1.3 million and 2015 was immaterial. There were no options exercised during 2014.
The aggregate intrinsic value of options outstanding at December 31, 2016 was $5.6 million. The aggregate intrinsic value of options exercisable at December 31, 2016 was $2.4 million.

Stock Option Assumptions

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

The following table summarizes the stock option assumptions for the years ended December 31, 2016, 2015, and 2014:

	Options Outstanding		Options Exercisable		Assumption Range
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Terms (Years)	Number of Shares	Weighted Average Remaining Contractual Terms (Years)	Risk-Free Interest Rate	Expected Annual Dividend Yield	Expected Terms in Years	Expected Volatility
2014
$23.58	166,872	8.3	13,915	8.3	0.92%	3.4%	6.0	35%
2015
$23.58	142,556	7.3	43,460	7.3	0.92%	3.4%	6.0	35%
$28.42	178,704	9.1	35,346	9.1	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%
$30.74	12,719	9.6	—	0.0	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%
2016
$23.58	67,601	6.3	67,601	6.3	0.92%	3.4%	6.0	35%
$28.42	143,358	8.1	47,786	8.1	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%
$30.74	12,719	8.6	4,240	8.6	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%
$36.99	210,590	9.1	18,530	9.1	1.47% - 1.64%	4.1%	5.5-6.5	27.5% - 35.0%

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

18. Related Party Transactions
CBI
Prior to November 20, 2012, CyrusOne Inc., CyrusOne GP, CyrusOne LP and its subsidiaries were operated by CBI. The consolidated financial statements reflect the following transactions with CBI and its affiliated entities, including Cincinnati Bell Telephone (CBT) and Cincinnati Bell Technology Solutions (CBTS). At December 31, 2015, CBI owned 9.5% of the outstanding common stock of CyrusOne Inc. and no operating partnership units, at which point it ceased to be a related party of CyrusOne Inc. As of December 31, 2016, CBI owned less than 5% of the outstanding common stock of CyrusOne Inc.
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
The following related party transactions are based on agreements and arrangements that were in place during the respective periods. Revenues and expenses for the periods presented were as follows:

IN MILLIONS
	December 31, 2015	December 31, 2014
Revenue:
Data center colocation agreement provided to CBT and CBTS	$7.8	$6.4
229 West 7th Street lease provided to CBT	1.9	2.0
Goldcoast Drive/Parkway (Mason) lease	0.3	0.4
Transition services provided to CBTS (network interfaces)	0.3	0.4
Data center leases provided to CBTS	12.0	13.6
Total revenue	$22.3	$22.8

Operating costs and expenses:
Transition services agreement by CBTS	$0.7	$0.8
Charges for services provided by CBT (connectivity)	1.0	1.0
209 West 7th Street rent provided by CBT	0.2	0.2
Total operating costs and expenses	$1.9	$2.0
Other Related Party Transactions
Our director, Lynn A. Wentworth, is a member of the board of directors of CBI, and serves as the chair of its audit and finance committee.
The spouse of one of our former directors, who served until May 2015, is a partner with Skadden, Arps, Slate, Meagher & Flom LLP (Skadden). For the years ended December 31, 2015 and 2014, CyrusOne paid Skadden an immaterial amount and $1.1 million, respectively, for services rendered.
In the ordinary course of its business, CyrusOne periodically pays brokerage commissions to real estate brokerage firms in connection with property transactions and tenant leases. The spouse of one of our former directors, who served until 2014, is a principal with Jones Lang LaSalle. In 2014, CyrusOne paid $1.0 million to Jones Lang LaSalle.

19. Income Taxes
CyrusOne Inc. elected to be taxed as a REIT under the Code, commencing with our taxable year ended December 31, 2013. To remain qualified as a REIT, we are required to distribute at least 90% of our taxable income to our stockholders and meet various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we continue to qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the taxable income distributed currently to our stockholders. It is our policy and intent, subject to change, to distribute

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

100% of our taxable income and therefore no provision is required in the accompanying financial statements for federal income taxes with regards to activities of CyrusOne Inc. and its subsidiary pass-through entities.
We have elected to designate two subsidiaries as taxable REIT subsidiaries (each a TRS). A TRS may perform services for our tenants that would otherwise be considered impermissible for REITs. The income generated from these services is taxed at federal and state corporate rates. While CyrusOne Inc. and the operating partnership do not pay federal income taxes, we are still subject to foreign, state, and local income taxes in the locations in which we conduct business. Income tax expense for the years ended December 31, 2016, 2015 and 2014 were $1.8 million, $1.8 million and $1.4 million, respectively.
For certain entities we calculate deferred tax assets and liabilities for temporary differences in the basis between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Deferred tax assets (net of valuation allowance) and liabilities were accrued, as necessary, for the years ended December 31, 2016 and 2015. Historically, we have recorded a full valuation allowance on our foreign net deferred tax assets related to our foreign generated net operating losses due to the uncertainty of their realization. In 2013 and 2014, management determined it was necessary to record a full valuation allowance on all of our domestic and foreign net deferred tax assets due to the uncertainty of their realization. Accordingly, at December 31, 2016 and at December 31, 2015, the net domestic and foreign deferred tax assets were zero.

The Company adopted ASU No. 2015-17 in the fourth quarter of 2016 and applied it prospectively to all deferred tax assets and liabilities. The adoption had no effect on our consolidated financial statements.
In 2016 and 2015, we paid all our dividends in cash. The following table summarizes the taxability of our common stock dividends per share for the years ended December 31, 2016 and 2015:

For the year ended December 31,	2016	2015
Common Stock dividend per share:
Ordinary income	$0.20	$—
Return of capital	1.26	1.16
Total dividend	$1.46	$1.16

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

20. Commitments and Contingencies
Operating Leases
We lease certain data center facilities and equipment from third parties. Operating lease expense was $7.5 million, $7.4 million and $6.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Certain of these leases provide for renewal options with fixed rent escalations beyond the initial lease term.
At December 31, 2016, future minimum lease payments required under operating leases having initial or remaining non-cancellable lease terms in excess of one year are as follows:

IN MILLIONS
2017	$7.2
2018	4.4
2019	1.9
2020	1.4
2021	0.5
Thereafter	4.7
Total	$20.1

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Standby Letters of Credit
As of December 31, 2016, CyrusOne Inc. had outstanding letters of credit of $7.1 million as security for obligations under the terms of the lease agreements.
Performance Guarantees
Customer contracts generally require specified levels of performance related to uninterrupted service and cooling temperatures. If these performance standards are not met, we could be obligated to issue billing credits to the customer. Management assesses the probability that a performance standard will not be achieved. As of December 31, 2016 and 2015, no accruals for performance guarantees were required.
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
Purchase Commitments
CyrusOne has non-cancellable purchase commitments for certain services and contracts related to construction of data center facilities and equipment. These agreements range from one to two years and provide for payments for early termination or require minimum payments for the remaining term. As of December 31, 2016, the minimum commitments for these arrangements were approximately $171.2 million.
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

21. Guarantors
CyrusOne Inc.
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the Issuers), had $477.3 million aggregate principal amount of 6.375% senior notes outstanding, including bond premium, at December 31, 2016. As of December 31, 2016, the 6.375% senior notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (Parent Guarantor), CyrusOne GP (General Partner), and CyrusOne LP’s wholly owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc., CyrusOne Foreign Holdings LLC, Cervalis Holdings LLC, and Cervalis LLC (such subsidiaries, together the Guarantor Subsidiaries). None of CyrusOne LP's subsidiaries organized outside of the United States (collectively, together with CyrusOne Government Services LLC, the Non-Guarantor Subsidiaries) guarantee the 6.375% senior notes. Subject to the provisions of the indenture governing the 6.375% senior notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

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
CyrusOne Inc. – CyrusOne Inc. is the Parent Guarantor and became a separate registrant with the SEC upon completion of its IPO on January 24, 2013.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

CyrusOne GP – CyrusOne GP is the general partner and 1% owner of CyrusOne LP and has no other assets or operations.
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
Guarantor Subsidiaries – The guarantors of the 6.375% senior notes include CyrusOne LLC, CyrusOne TRS Inc., CyrusOne Foreign Holdings LLC, Cervalis and Cervalis LLC (the Guarantor Subsidiaries) agreed to provide unconditional guarantees of the issuers’ obligations under the 6.375% senior notes. The guarantee of each Guarantor Subsidiary is (i) a senior unsecured obligation of such Guarantor Subsidiary, (ii) pari passu in right of payment with any existing and future unsecured senior indebtedness of such Guarantor Subsidiary, (iii) senior in right of payment to any future subordinated indebtedness of such Guarantor Subsidiary and (iv) effectively subordinated in right of payment to all existing and future secured indebtedness of such Guarantor Subsidiary, to the extent of the value of the collateral securing that indebtedness. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly owns 100% of the Non-Guarantor Subsidiaries.
Non-Guarantor Subsidiaries consist of wholly owned subsidiaries which conduct operations in the United Kingdom and Singapore, as well as CyrusOne Government Services LLC, a Delaware limited liability company and wholly owned subsidiary of CyrusOne LP.
The following schedules present the balance sheets as of December 31, 2016 and 2015, and the statements of operations and comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014, and the statements of cash flows for the years ended December 31, 2016, 2015 and 2014 for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantor Subsidiaries, and Non-Guarantor Subsidiaries.
The condensed consolidating statements of cash flows for the year ended December 31, 2015, includes the acquisition of Cervalis in July 2015. The results for Cervalis are included in the Guarantor Subsidiaries financial statements subsequent to the acquisition.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Consolidating Balance Sheets

IN MILLIONS	As of December 31, 2016
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$142.7	$—	$—	$142.7
Buildings and improvements	—	—	—	—	973.6	34.1	1.2	1,008.9
Equipment	—	—	—	—	1,036.8	1.0	5.1	1,042.9
Construction in progress	—	—	—	—	406.4	—	0.7	407.1
Subtotal	—	—	—	—	2,559.5	35.1	7.0	2,601.6
Accumulated depreciation	—	—	—	—	(571.3)	(7.2)	—	(578.5)
Net investment in real estate	—	—	—	—	1,988.2	27.9	7.0	2,023.1
Cash and cash equivalents	—	—	—	—	13.4	1.2	—	14.6
Investment in subsidiaries	1,170.3	11.7	1,376.1	—	2.0	—	(2,560.1)	—
Rent and other receivables	—	—	—	—	81.8	1.5	—	83.3
Intercompany receivable	18.6	—	1,057.7	—	—	0.5	(1,076.8)	—
Goodwill	—	—	—	—	455.1	—	—	455.1
Intangible assets, net	—	—	—	—	150.2	—	—	150.2
Other assets	—	—	—	—	123.4	2.7	—	126.1
Total assets	$1,188.9	$11.7	$2,433.8	$—	$2,814.1	$33.8	$(3,629.9)	$2,852.4
Accounts payable and accrued expenses	$33.9	$—	$4.8	—	$187.7	$0.7	$—	$227.1
Deferred revenue	—	—	—	—	76.0	0.7	—	76.7
Intercompany payable	—	—	18.6	—	1,058.2	—	(1,076.8)	—
Capital lease obligations	—	—	—	—	5.6	5.2	—	10.8
Long-term debt	—	—	1,240.1	—	—	—	—	1,240.1
Lease financing arrangements	—	—	—	—	110.5	25.2	—	135.7
Total liabilities	33.9	—	1,263.5	—	1,438.0	31.8	(1,076.8)	1,690.4
Total stockholders' equity	1,155.0	11.7	1,170.3	—	1,376.1	2.0	(2,553.1)	1,162.0
Total liabilities and equity	$1,188.9	$11.7	$2,433.8	$—	$2,814.1	$33.8	$(3,629.9)	$2,852.4

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

IN MILLIONS	As of December 31, 2015
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$93.0	$—	$—	$93.0
Buildings and improvements	—	—	—	—	865.6	39.6	0.1	905.3
Equipment	—	—	—	—	594.7	0.9	2.6	598.2
Construction in progress	—	—	—	—	229.8	0.1	1.2	231.1
Subtotal	—	—	—	—	1,783.1	40.6	3.9	1,827.6
Accumulated depreciation	—	—	—	—	(426.0)	(9.6)	—	(435.6)
Net investment in real estate	—	—	—	—	1,357.1	31.0	3.9	1,392.0
Cash and cash equivalents	—	—	—	—	10.4	3.9	—	14.3
Investment in subsidiaries	817.7	8.2	850.6	—	0.7	—	(1,677.2)	—
Restricted cash	—	—	—	—	1.5	—	—	1.5
Rent and other receivables	—	—	—	—	74.8	1.3	—	76.1
Intercompany receivable	—	—	991.3	—	—	—	(991.3)	—
Goodwill	—	—	—	—	453.4	—	—	453.4
Intangible assets, net	—	—	—	—	170.3	—	—	170.3
Other assets	—	—	—	—	85.3	2.7	—	88.0
Total assets	$817.7	$8.2	$1,841.9	$—	$2,153.5	$38.9	$(2,664.6)	$2,195.6
Accounts payable and accrued expenses	$—	$—	$29.2	—	$106.8	$0.6	$—	$136.6
Deferred revenue	—	—	—	—	78.0	0.7	—	78.7
Intercompany payable	—	—	—	—	991.3	—	(991.3)	—
Capital lease obligations	—	—	—	—	6.1	6.1	—	12.2
Long-term debt	—	—	995.0	—	1.5	—	—	996.5
Lease financing arrangements	—	—	—	—	119.2	30.8	—	150.0
Total liabilities	—	—	1,024.2	—	1,302.9	38.2	(991.3)	1,374.0
Total stockholders' equity	817.7	8.2	817.7	—	850.6	0.7	(1,673.3)	821.6
Total liabilities and equity	$817.7	$8.2	$1,841.9	$—	$2,153.5	$38.9	$(2,664.6)	$2,195.6

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Consolidating Statements of Operations and Comprehensive Income (Loss)

IN MILLIONS	Year Ended December 31, 2016
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$523.7	$5.4	$—	$529.1
Costs and expenses:
Property operating expenses	—	—	—	—	185.2	2.3	—	187.5
Sales and marketing	—	—	—	—	16.9	—	—	16.9
General and administrative	—	—	—	—	60.5	0.2	—	60.7
Depreciation and amortization	—	—	—	—	185.3	(1.4)	—	183.9
Transaction and acquisition integration costs	—	—	—	—	4.3	—	—	4.3
Asset impairments and loss on disposal	—	—	—	—	5.3	—	—	5.3
Total costs and expenses	—	—	—	—	457.5	1.1	—	458.6
Operating income	—	—	—	—	66.2	4.3	—	70.5
Interest expense	—	—	49.1	—	—	2.8	(3.1)	48.8
Income (loss) income before income taxes	—	—	(49.1)	—	66.2	1.5	3.1	21.7
Income tax expense	—	—	—	—	(1.8)	—	—	(1.8)
Equity (loss) earnings related to investment in subsidiaries	15.9	0.2	65.0	—	0.6	—	(81.7)	—
Net income (loss)	15.9	0.2	15.9	—	65.0	1.5	(78.6)	19.9
Net income (loss) attributed to common stockholders	15.9	0.2	15.9	—	65.0	1.5	(78.6)	19.9
Other comprehensive loss	—	—	—	—	—	(0.9)	—	(0.9)
Comprehensive income (loss) attributable to common stockholders	$15.9	$0.2	$15.9	$—	$65.0	$0.6	$(78.6)	$19.0

IN MILLIONS	Year Ended December 31, 2015
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$393.8	$5.5	$—	$399.3
Costs and expenses:
Property operating expenses	—	—	—	—	146.0	2.7	—	148.7
Sales and marketing	—	—	—	—	12.0	0.1	—	12.1
General and administrative	—	—	—	—	46.6	—	—	46.6
Depreciation and amortization	—	—	—	—	138.7	2.8	—	141.5
Transaction and acquisition integration costs	—	—	—	—	14.1	—	—	14.1
Asset impairments and loss on disposal	—	—	—	—	13.5	—	—	13.5
Total costs and expenses	—	—	—	—	370.9	5.6	—	376.5
Operating income (loss)	—	—	—	—	22.9	(0.1)	—	22.8
Interest expense	—	—	39.7	—	—	3.2	(1.7)	41.2
Income (loss) before income taxes	—	—	(39.7)	—	22.9	(3.3)	1.7	(18.4)
Income tax expense	—	—	—	—	(1.8)	—	—	(1.8)
Equity (loss) earnings related to investment in subsidiaries	(17.1)	(0.2)	17.8	—	(3.3)	—	2.8	—
Net income (loss)	(17.1)	(0.2)	(21.9)	—	17.8	(3.3)	4.5	(20.2)
Noncontrolling interest in net loss	—	—	—	—	—	—	4.8	4.8
Net income (loss) attributed to common stockholders	(17.1)	(0.2)	(21.9)	—	17.8	(3.3)	9.3	(15.4)
Other comprehensive loss	—	—	—	—	—	(0.2)	—	(0.2)
Comprehensive income (loss) attributable to common stockholders	$(17.1)	$(0.2)	$(21.9)	$—	$17.8	$(3.5)	$9.3	$(15.6)

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

IN MILLIONS	Year Ended December 31, 2014
	Parent Guarantor(1)	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$325.1	$5.8	$—	$330.9
Costs and expenses:
Property operating expenses	—	—	—	—	121.9	2.6	—	124.5
Sales and marketing	—	—	—	—	12.6	0.2	—	12.8
General and administrative	—	—	—	—	34.2	0.4	—	34.6
Depreciation and amortization	—	—	—	—	115.0	3.0	—	118.0
Transaction and acquisition integration costs	—	—	—	—	1.0	—	—	1.0
Total costs and expenses	—	—	—	—	284.7	6.2	—	290.9
Operating income (loss)	—	—	—	—	40.4	(0.4)	—	40.0
Interest expense	—	—	38.2	—	—	3.5	(2.2)	39.5
Loss on extinguishment of debt	—	—	13.6	—	—	—	—	13.6
(Loss) income before income taxes	—	—	(51.8)	—	40.4	(3.9)	2.2	(13.1)
Income tax expense	—	—	—	—	(1.4)	—	—	(1.4)
Equity (loss) earnings related to investment in subsidiaries	(10.0)	(0.2)	35.1	—	(3.9)	—	(21.0)	—
Net income (loss)	(10.0)	(0.2)	(16.7)	—	35.1	(3.9)	(18.8)	(14.5)
Noncontrolling interest in net loss	—	—	—	—	—	—	6.7	6.7
Net (loss) income attributed to common stockholders	(10.0)	(0.2)	(16.7)	—	35.1	(3.9)	(12.1)	(7.8)
Other comprehensive loss	—	—	—	—	—	(0.3)	—	(0.3)
Other comprehensive loss attributable to noncontrolling interests	—	—	—	—	—	—	0.1	0.1
Comprehensive loss attributable to common stockholders	$(10.0)	$(0.2)	$(16.7)	$—	$35.1	$(4.2)	$(12.0)	$(8.0)

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Consolidating Statements of Cash Flows

IN MILLIONS	Year Ended December 31, 2016
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Net income (loss)	$15.9	0.2	$15.9	$—	65.0	$1.5	$(78.6)	$19.9
Equity earnings (loss) related to investment in subsidiaries	(15.9)	(0.2)	(65.0)	—	(0.6)	—	81.7	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	—	185.3	(1.4)	—	183.9
Stock-based compensation expense	—	—	—	—	12.3	—	—	12.3
Non-cash interest expense	—	—	3.7	—	—	—	1.1	4.8
Provision for bad debt	—	—	—	—	1.6	—	—	1.6
Asset impairments and loss on disposal	—	—	—	—	5.3	—	—	5.3
Change in operating assets and liabilities:
Rent receivables and other assets	—	—	—	—	(51.5)	(0.2)	—	(51.7)
Accounts payable and accrued expenses	—	—	—	—	6.9	0.1	—	7.0
Deferred revenues	—	—	—	—	(2.5)	—	—	(2.5)
Net cash provided by (used in) operating activities	—	—	(45.4)	—	221.8	—	4.2	180.6
Cash flows from investing activities:
Capital expenditures - purchase of fixed assets	—	—	—	—	(131.1)	—	—	(131.1)
Capital expenditures - other development	—	—	—	—	(598.9)	(1.1)	—	(600.0)
Changes in restricted cash	—	—	—	—	1.5	—	—	1.5
Investment in subsidiaries	(448.2)	(4.5)	(448.2)	—	—	—	900.9	—
Return of investment	112.3	—	—	—	—	—	(112.3)	—
Intercompany borrowings	15.3	—	(66.3)	—	—	(0.5)	51.5	—
Net cash provided by (used in) investing activities	(320.6)	(4.5)	(514.5)	—	(728.5)	(1.6)	840.1	(729.6)
Cash flows from financing activities:
Issuance of common stock	448.7	—	—	—	—	—	—	448.7
Stock issuance costs	(1.6)	—	—	—	—	—	—	(1.6)
Dividends paid	(112.3)	—	(114.3)	—	—	—	112.3	(114.3)
Intercompany borrowings	—	—	(15.3)	—	71.0	—	(55.7)	—
Borrowings from credit facility	—	—	710.0	—	—	—	—	710.0
Payments on credit facility	—	—	(460.0)	—	—	—	—	(460.0)
Payments on capital leases and lease financing arrangements	—	—	—	—	(8.0)	(1.1)	—	(9.1)
Tax payment upon exercise of equity awards	(14.2)	—	—	—	—	—	—	(14.2)
Contributions/distributions from parent	—	4.5	448.2	—	448.2	—	(900.9)	—
Payment of note payable	—	—	—	—	(1.5)	—	—	(1.5)
Debt issuance costs	—	—	(8.7)	—	—	—	—	(8.7)
Net cash provided by (used in) financing activities	320.6	4.5	559.9	—	509.7	(1.1)	(844.3)	549.3
Net increase (decrease) in cash and cash equivalents	—	—	—	—	3.0	(2.7)	—	0.3
Cash and cash equivalents at beginning of period	—	—	—	—	10.4	3.9	—	14.3
Cash and cash equivalents at end of period	$—	$—	$—	$—	$13.4	$1.2	$—	$14.6

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

IN MILLIONS	Year Ended December 31, 2015
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Net (loss) income	$(17.1)	(0.2)	$(21.9)	$—	17.8	$(3.3)	$4.5	$(20.2)
Equity earnings (loss) related to investment in subsidiaries	17.1	0.2	(17.8)	—	3.3	—	(2.8)	—
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	—	138.7	2.8	—	141.5
Stock-based compensation expense	—	—	—	—	14.4	—	—	14.4
Non-cash interest expense	—	—	3.4	—	—	—	—	3.4
Asset impairments and loss on disposal	—	—	—	—	13.5	—	—	13.5
Change in operating assets and liabilities:
Rent receivables and other assets	—	—	—	—	(26.1)	2.2	—	(23.9)
Accounts payable and accrued expenses	—	—	16.7	—	(9.8)	0.1	—	7.0
Deferred revenues	—	—	—	—	5.3	0.1	—	5.4
Due to affiliates	—	—	—	—	(0.9)	—	—	(0.9)
Net cash (used in) provided by operating activities	—	—	(19.6)	—	156.2	1.9	1.7	140.2
Cash flows from investing activities:
Capital expenditures - purchase of fixed assets	—	—	—	—	(17.3)	—	—	(17.3)
Capital expenditures - other development	—	—	—	—	(216.7)	(0.5)	—	(217.2)
Business acquisition, net of cash acquired	—	—	—	—	(398.4)	—	—	(398.4)
Release of restricted cash	—	—	—	—	7.3	—	—	7.3
Investment in subsidiaries	(203.1)	(2.0)	(203.1)	—	(0.4)	—	408.6	—
Return of investment	62.6	—	102.0	—	(17.9)	—	(146.7)	—
Intercompany borrowings	—	—	(348.4)	—	—	—	348.4	—
Net cash provided by (used in) investing activities	(140.5)	(2.0)	(449.5)	—	(643.4)	(0.5)	610.3	(625.6)
Cash flows from financing activities:
Issuance of common stock	799.5	—	—	—	—	—	—	799.5
Stock issuance costs	(0.8)	—	—	—	—	—	—	(0.8)
Acquisition of operating partnership units	(596.4)	—	—	—	—	—	—	(596.4)
Dividends paid	(61.0)	—	(80.8)	—	(80.8)	—	141.8	(80.8)
Intercompany borrowings	—	—	—	—	348.4	—	(348.4)	—
Borrowings from credit facility	—	—	260.0	—	—	—	—	260.0
Proceeds from issuance of debt	—	—	103.8	—	—	—	—	103.8
Payments on credit facility	—	—	(10.0)	—	—	—	—	(10.0)
Payments on capital leases and lease financing arrangements	—	—	—	—	(5.0)	(0.9)	—	(5.9)
Tax payment upon exercise of equity awards	(0.8)	—	—	—	—	—	—	(0.8)
Contributions/distributions from parent	—	2.0	201.5	—	201.5	0.4	(405.4)	—
Debt issuance costs	—	—	(5.4)	—	—	—	—	(5.4)
Net cash (used in) provided by financing activities	140.5	2.0	469.1	—	464.1	(0.5)	(612.0)	463.2
Net (decrease) increase in cash and cash equivalents	—	—	—	—	(23.1)	0.9	—	(22.2)
Cash and cash equivalents at beginning of period	—	—	—	—	33.5	3.0	—	36.5
Cash and cash equivalents at end of period	$—	$—	$—	$—	$10.4	$3.9	$—	$14.3

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

IN MILLIONS	Year Ended December 31, 2014
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Net (loss) income	$(10.0)	(0.2)	$(16.7)	$—	35.1	$(3.9)	$(18.8)	$(14.5)
Equity earnings (loss) related to investment in subsidiaries	10.0	0.2	(35.1)	—	3.9	—	21.0	—
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	—	115.0	3.0	—	118.0
Stock-based compensation expense	—	—	—	—	10.3	—	—	10.3
Non-cash interest expense	—	—	3.4	—	—	—	—	3.4
Provision for bad debt	—	—	—	—	0.8	—	—	0.8
Loss on extinguishment of debt	—	—	13.6	—	—	—	—	13.6
Change in operating assets and liabilities:
Rent receivables and other assets	—	—	0.4	—	(35.3)	(2.1)	—	(37.0)
Accounts payable and accrued expenses	—	—	4.7	—	2.1	0.1	—	6.9
Due to affiliates	—	—	—	—	(0.2)	—	—	(0.2)
Deferred revenues	—	—	—	—	10.0	(0.2)	—	9.8
Net cash provided by (used in) operating activities	—	—	(29.7)	—	141.7	(3.1)	2.2	111.1
Cash flows from investing activities:
Capital expenditures - other development	—	—	—	—	(283.9)	(0.3)	—	(284.2)
Return of investment	25.2	—	97.3	—	(45.4)	—	(77.1)	—
Intercompany receipts	—	—	180.2	—	—	—	(180.2)	—
Intercompany borrowings	—	—	(315.0)	—	—	—	315.0	—
Net cash (used in) provided by investing activities	25.2	—	(37.5)	—	(329.3)	(0.3)	57.7	(284.2)
Cash flows from financing activities:
Issuance of common stock	356.0	—	—	—	—	—	—	356.0
Stock issuance costs	(1.3)	—	—	—	—	—	—	(1.3)
Acquisition of operating partnership units	(355.9)	—	—	—	—	—	—	(355.9)
Dividends paid	(24.0)	—	(50.9)	—	(50.9)	—	74.9	(50.9)
Intercompany borrowings	—	—	—	—	315.0	—	(315.0)	—
Intercompany payments	—	—	—	—	(180.2)	—	180.2	—
Borrowings from credit facility	—	—	315.0	—	—	—	—	315.0
Payments on credit facility	—	—	(30.0)	—	—	—	—	(30.0)
Payments on senior notes	—	—	(150.2)	—	—	—	—	(150.2)
Payments on capital leases obligations	—	—	—	—	(2.4)	(0.6)	—	(3.0)
Payments on financing arrangements	—	—	—	—	(0.7)	(0.2)	—	(0.9)
Payment of debt extinguishment costs	—	—	(12.8)	—	—	—	—	(12.8)
Contributions/distributions from parent	—	—	1.3	—	(6.5)	5.2	—	—
Debt issuance costs	—	—	(5.2)	—	—	—	—	(5.2)
Net cash provided by (used in) financing activities	(25.2)	—	67.2	—	74.3	4.4	(59.9)	60.8
Net (decrease) increase in cash and cash equivalents	—	—	—	—	(113.3)	1.0	—	(112.3)
Cash and cash equivalents at beginning of period	—	—	—	—	146.8	2.0	—	148.8
Cash and cash equivalents at end of period	$—	$—	$—	$—	$33.5	$3.0	$—	$36.5

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

22. Quarterly Financial Information (Unaudited)
The table below reflects the unaudited selected quarterly information for the years ended December 31, 2016 and 2015:

IN MILLIONS, except per share amounts
	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$117.8	$130.1	$143.8	$137.4	$529.1
Operating income	17.9	21.1	18.8	12.7	70.5
Net income	5.6	9.1	4.4	0.8	19.9
Net income attributed to common stockholders	5.6	9.1	4.4	0.8	19.9
Basic and diluted income per share	$0.07	$0.11	$0.05	$0.01	$0.24

IN MILLIONS, except per share amounts
	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$85.7	$89.1	$111.2	$113.3	$399.3
Operating income	1.6	2.6	7.5	11.1	22.8
Net loss	(7.2)	(6.5)	(5.3)	(1.2)	(20.2)
Net loss attributed to common stockholders	(4.3)	(5.5)	(4.6)	(1.0)	(15.4)
Basic and diluted loss per share(a)	$(0.12)	$(0.11)	$(0.08)	$(0.02)	$(0.33)
(a) The basic and diluted income (loss) per share for 2015 was $(0.30) compared to $(0.33) due to the impact of the 14.3 million shares of common stock issued during the secondary offering in April 2015, and the 6.0 million shares of common stock issued during the secondary offering in June 2015.

23. Subsequent Event
On February 6, 2017, CyrusOne Inc. announced the execution of a definitive agreement to purchase two data centers located in Raleigh-Durham, North Carolina and Somerset, New Jersey for a total purchase price of $490 million, excluding transaction-related costs, in an all cash transaction. The transaction is expected to close in the next 30 to 45 days, subject to the fulfillment of customary closing conditions. These facilities add more than 160,000 colocation square feet and approximately 21 megawatts of power capacity to our portfolio. This transaction is expected to provide enhanced geographic diversification, establishing a presence in the Raleigh-Durham and expanding our footprint in the Northeast.
On February 22, 2017, the Company notified Goldman, Sachs & Co. that it has elected full physical settlement of the previously announced forward sale agreements entered into by the Company on August 10, 2016 relating to, in the aggregate, 4.4 million shares of the Company’s common stock.  The Company expects settlement to occur on February 27, 2017.  Upon settlement, the Company expects to issue and sell 4.4 million shares of its common stock to Goldman, Sachs & Co., in its capacity as forward purchaser, in exchange for net proceeds of approximately $211 million, in accordance with the provisions of the forward sales agreements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2016 based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2016, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited our financial statements included in this Annual Report on Form 10-K and has issued its attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item can be found in the Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.
The Company has a Code of Business Conduct and Ethics that applies to all employees, including the Company’s principal executive officer, principal financial officer, and principal accounting officer, as well as to the members of the Board of Directors of the Company. The code is available at investor.cyrusone.com/corporate-governance.cfm. The Company intends to disclose any changes in, or waivers from, this code by posting such information on the same website or by filing a Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or NASDAQ.
Items 11. Executive Compensation
The information required by this item can be found in the Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.
Items 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item can be found in the Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item can be found in the Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item can be found in the Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Consolidated Financial Statements and Schedules. The following consolidated financial statements and schedules are included in this report:
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
(3)EXHIBITS
Exhibits may be obtained from us upon request at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to the Secretary of CyrusOne Inc., 2101 Cedar Springs Road, Suite 900, Dallas, Texas 75201. Exhibits are also available, free of charge, on the SEC's website at www.sec.gov.

Schedule II.
Valuation and Qualifying Accounts

	Beginning	Charge	(Deductions)/	End
(dollars in millions)	of Period	to Expenses	Additions	of Period
Allowance for Doubtful Accounts
2016	$1.0	$1.6	$(0.5)	$2.1
2015	1.0	—	—	1.0
2014	0.5	0.8	(0.3)	1.0
Deferred Tax Valuation Allowance
2016	$6.3	$0.2	$—	$6.5
2015	5.7	0.6	—	6.3
2014	3.6	2.1	—	5.7

Schedule III.
Real Estate Properties and Accumulated Depreciation

CyrusOne Inc.
	As of December 31, 2016
(dollars in millions)	Initial Costs			Cost Capitalized Subsequent to Acquisition			Gross Carrying Amount
Description	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Accumulated Depreciation	Acquisition
Dallas - Carrollton	$16.1	$—	$—	$—	$57.6	$154.0	$16.1	$57.6	$154.0	$54.3	2012
Houston - Houston West I	1.4	21.4	0.1	—	63.6	48.3	1.4	85.0	48.4	63.2	2010
Dallas - Lewisville	—	46.2	2.2	—	30.5	31.5	—	76.7	33.7	53.4	2010
Cincinnati - 7th Street	0.9	42.2	—	—	68.4	21.0	0.9	110.6	21.0	80.7	1999
Northern Virginia - Sterling II	—	—	—	—	28.7	111.8	—	28.7	111.8	6.0	2013
Totowa - Madison	—	28.3	45.6	—	—	5.2	—	28.3	50.8	11.7	2015
Wappingers Falls I	—	9.9	13.3	—	1.4	3.8	—	11.3	17.1	5.4	2015
Cincinnati - North Cincinnati	4.0	12.3	—	—	65.0	9.0	4.0	77.3	9.0	32.1	2008
Houston - Houston West II	2.0	—	—	0.8	23.1	49.0	2.8	23.1	49.0	22.2	2013
San Antonio I	4.6	3.0	—	—	29.1	33.6	4.6	32.1	33.6	21.4	2011
Chicago - Aurora I	2.4	26.0	97.3	—	2.5	2.6	2.4	28.5	99.9	9.4	2016
Phoenix - Chandler II	—	—	—	—	16.1	38.8	—	16.1	38.8	10.5	2014
Houston - Galleria	—	56.0	2.0	—	12.6	14.6	—	68.6	16.6	43.3	2010
Florence	2.2	7.7	—	—	34.2	4.9	2.2	41.9	4.9	24.9	2005
Austin II	2.0	—	—	—	23.4	6.6	2.0	23.4	6.6	12.1	2011
San Antonio II	6.7	—	—	0.3	29.0	59.4	7.0	29.0	59.4	3.6	2013
Northern Virginia - Sterling I	6.9	—	—	0.1	19.7	47.2	7.0	19.7	47.2	10.9	2013
Phoenix - Chandler I	14.8	—	—	—	56.8	56.5	14.8	56.8	56.5	27.0	2011
Cincinnati - Hamilton	—	9.5	—	—	40.7	5.0	—	50.2	5.0	32.4	2007
Stamford - Riverbend	—	4.3	13.2	—	—	1.3	—	4.3	14.5	3.8	2015
Phoenix - Chandler III	—	0.9	2.5	—	9.0	42.0	—	9.9	44.5	1.6	2016
London - Great Bridgewater	—	16.5	—	—	9.4	0.9	—	25.9	0.9	2.8	2011
Dallas - Midway	—	1.8	—	—	0.2	0.4	—	2.0	0.4	2.3	2010
Cincinnati - Mason	—	—	—	—	20.2	1.4	—	20.2	1.4	12.8	2004
Norwalk I	—	18.3	25.3	—	0.7	1.3	—	19.0	26.6	5.0	2015
Dallas - Marsh	—	—	—	—	0.1	0.6	—	0.1	0.6	0.5	2010
Chicago - Lombard	0.7	3.2	—	—	1.5	7.9	0.7	4.7	7.9	4.6	2008
Stamford - Omega	—	3.2	0.6	—	—	0.9	—	3.2	1.5	0.5	2015
Northern Virginia - Sterling IV	4.6	9.6	0.1	—	1.4	33.3	4.6	11.0	33.4	0.3	2016
Cincinnati - Blue Ash	—	2.6	—	—	(2.0)	0.1	—	0.6	0.1	0.3	2009
Totowa - Commerce	—	4.1	0.8	—	—	0.6	—	4.1	1.4	0.5	2015
South Bend - Crescent	—	1.1	—	—	0.6	0.2	—	1.7	0.2	1.8	2008
Houston - Houston West III	18.3	—	—	0.1	9.4	13.5	18.4	9.4	13.5	2.1	2013
Singapore - Inter Business Park	—	9.0	—	—	(0.8)	0.1	—	8.2	0.1	4.4	2011
South Bend - Monroe	—	—	—	—	2.5	0.3	—	2.5	0.3	1.4	2007
Cincinnati - Goldcoast	0.6	—	—	(0.4)	4.0	0.1	0.2	4.0	0.1	2.9	2007
Austin III	3.3	—	—	—	9.7	31.8	3.3	9.7	31.8	3.3	2015
Austin I	—	11.9	0.2	—	(8.4)	—	—	3.5	0.2	3.1	2010
Dallas - Downtown	—	0.1	—	—	(0.1)	—	—	—	—	—	2010
Austin Land A	7.9	—	—	0.1	—	0.2	8.0	—	0.2	—	2013
Chicago - Aurora Land A	2.6	—	—	—	—	—	2.6	—	—	—	2016
Phoenix - Chandler Land A	10.5	—	—	—	—	—	10.5	—	—	—	2016
Chicago - Aurora Land B	5.1	—	—	—	—	—	5.1	—	—	—	2016
Northern Virginia - Sterling Land A	24.1	—	—	—	—	—	24.1	—	—	—	2016
	$141.7	$349.1	$203.2	$1.0	$659.8	$839.7	$142.7	$1,008.9	$1,042.9	$578.5

The aggregate cost of the total properties for federal income tax purposes was $3,095.0 million at December 31, 2016. In addition, Construction in progress was $407.1 million as we continue to build data center facilities.

Historical Cost and Accumulated Depreciation and Amortization
The following table reconciles the historical cost and accumulated depreciation for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
(amounts in millions)	2016	2015	2014
Property
Balance—beginning of period	$1,827.6	$1,378.4	$1,120.5
Disposals	(12.0)	(7.0)	(0.1)
Impairments	(4.9)	(9.3)	—
Additions (acquisitions and improvements)	790.9	465.5	258.0
Balance, end of period	$2,601.6	$1,827.6	$1,378.4
Accumulated Depreciation
Balance—beginning of period	$435.6	$327.0	$236.7
Disposals	(7.9)	(2.7)	—
Impairments	—	—	—
Additions (depreciation and amortization expense)	150.8	111.3	90.3
Balance, end of period	$578.5	$435.6	$327.0

The exhibits required by Item 601 of Regulation S-K are listed below:

Exhibit No.	Exhibit Description

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

3.1	Articles of Amendment and Restatement of CyrusOne Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed by the Registrant on January 25, 2013 (Registration No. 001-35789)).

3.2	Amended and Restated Bylaws of CyrusOne Inc. (Incorporated by reference to Exhibit 3.2 of Form 8-K, filed by the Registrant on January 25, 2013 (Registration No. 001-35789)).

3.3	Amended and Restated Bylaws of CyrusOne Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed by CyrusOne Inc. on May 4, 2016 (Registration No. 001-35789)).

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

4.2
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

10.5
Form of Indemnification Agreement between CyrusOne Inc. and its directors and officers. (Incorporated by reference to Exhibit 10.5 of Amendment No. 5 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on December 13, 2012 (Registration No. 333-183132)).

10.6†
CyrusOne 2012 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.7 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 16, 2012 (Registration No. 333-183132)).

10.7†
Form of Director Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of Form S-8, filed by the Registrant on January 24, 2013 (Registration No. 333-186186)) (Founder's Grant).

10.8†
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

10.10†
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

10.15†
Employment Agreement, dated as of July 31, 2015, by and between CyrusOne LLC and Amitabh Rai (Incorporated by reference to Exhibit 10.3 of Form 8-K, filed by CyrusOne Inc. on August 3, 2015 (Registration No. 001-35789)).

10.16†
Separation Agreement, dated as of July 31, 2015, by and between CyrusOne LLC and Thomas W. Bosse (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed by CyrusOne Inc. on August 3, 2015 (Registration No. 001-35789)).

10.17†
Employment Agreement dated as of October 19, 2015, by and between CyrusOne LLC and Gregory R. Andrews (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on September 29, 2015 (Registration No. 001-35789)).

10.18†
Transition Services and Separation Agreement dated September 28, 2015 by and between CyrusOne LLC and Kimberly H. Sheehy (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed by CyrusOne Inc. on September 29, 2015 (Registration No. 001-35789)).

10.19†
Form of Executive Non-Statutory Performance Stock Option Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on April 22, 2013 (Registration No. 001-35789)).

10.20†
Form of Employee Non-Statutory Performance Stock Option Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed by the Registrant on April 22, 2013 (Registration No. 001-35789)).

10.21†
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

10.23†	Form of Director Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan. (Annual Grant)

10.24†
Form of Executive Time-Based Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.7 of Form 10-Q, filed by CyrusOne Inc. on August 7, 2015 (Registration No. 001-35789)).

10.25†
Form of Executive Performance Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.8 of Form 10-Q, filed by CyrusOne Inc. on August 7, 2015 (Registration No. 001-35789)).

10.26†
Form of Executive Non-Statutory Stock Option Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.9 of Form 10-Q, filed by CyrusOne Inc. on August 7, 2015 (Registration No. 001-35789)).

10.27†
Form of Employee Time-Based Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of Form 10-Q, filed by CyrusOne Inc. on May 6, 2016 (Registration No. 001-35789)).

10.28†
Form of Director Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of Form 10-Q, filed by CyrusOne Inc. on May 6, 2016 (Registration No. 001-35789))

10.29†
Form of Executive Non-Statutory Stock Option Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.5 of Form 10-Q, filed by CyrusOne Inc. on May 6, 2016 (Registration No. 001-35789))

10.30†
Form of Executive Performance Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.6 of Form 10-Q, filed by CyrusOne Inc. on May 6, 2016 (Registration No. 001-35789))

10.31†
Form of Executive Time-Based Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.7 of Form 10-Q, filed by CyrusOne Inc. on May 6, 2016 (Registration No. 001-35789))

10.32†
Form of Executive Retention Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.8 of Form 10-Q, filed by CyrusOne Inc. on May 6, 2016 (Registration No. 001-35789))

10.33†
Form of Employee Retention Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.9 of Form 10-Q, filed by CyrusOne Inc. on May 6, 2016 (Registration No. 001-35789)).

10.34†
Employment Agreement, dated as of November 14, 2016, by and between CyrusOne LLC and Diane M. Morefield ( (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on October 31, 2016 (Registration No. 001-35789))

10.35†
Confidential Separation Agreement and Release of All Claims, dated as of November 30, 2016, by and between CyrusOne LLC and Gregory R. Andrews (Incorporated by reference to Exhibit 10.1 of Form 8-K/A, filed by CyrusOne Inc. on December 2, 2016 (Registration No. 001-35789))

10.36
First Amended and Restated Credit Agreement, dated as of March 17, 2016, among CyrusOne LP, the lenders party thereto, KeyBank National Association, as agent for the lenders, JPMorgan Chase Bank, N.A., as syndication agent, and KeyBanc Capital Markets Inc., J.P. Morgan Securities LLC, TD Securities (USA) LLC, Barclays Bank PLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on March 21, 2016 (Registration No. 001-35789))

10.37
Form of Sales Agreement, dated July 1, 2016, by and among CyrusOne Inc., CyrusOne GP, CyrusOne LP and each of Raymond James & Associates, Inc., Jefferies LLC, KeyBanc Capital Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc. (Incorporated by reference to Exhibit 1.1 of Form 8-K, filed by CyrusOne Inc. on July 8, 2016 (Registration No. 001-35789))

10.38
Second Amended and Restated Credit Agreement, dated as of November 21, 2016, among CyrusOne LP, the lenders party thereto, KeyBank National Association, as agent for the lenders, JPMorgan Chase Bank, N.A., as syndication agent, and KeyBanc Capital Markets Inc., JPMorgan Chase Bank, N.A. and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on November 23, 2016 (Registration No. 001-35789)).

10.39	Amended and Restated Limited Partnership Agreement of CyrusOne LP (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on May 4, 2016 (Registration No. 001-35789)).

10.40
Form of Indemnification Agreement among CyrusOne Inc. and its directors and executive officers. (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on July 27, 2016 (Registration No. 001-35789)).

10.41	Restated CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 99.1 of Form S-8, filed by CyrusOne Inc. on July 1, 2016 (Registration No. 001-35789)).

10.42+	Form of Time-Based Restricted Stock Award under the Restated CyrusOne 2012 Long Term Incentive Plan

12.1+	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Deloitte & Touche LLP.

31.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)*	XBRL Instance Document.

(101.SCH)*	XBRL Taxonomy Extension Schema Document.

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Submitted electronically with this report.
†	This exhibit is a management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 24th day of February, 2017.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President, Chief Executive Officer, and Director

By:	/s/ Diane M. Morefield
Diane M. Morefield
Executive Vice President and Chief Financial Officer

By:	/s/ Amitabh Rai
Amitabh Rai
Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gary J. Wojtaszek	President, Chief Executive Officer	February 24, 2017
Gary J. Wojtaszek	and Director

/s/ Alex Shumate	Chairman of the Board of Directors	February 24, 2017
Alex Shumate

/s/ William E. Sullivan	Director	February 24, 2017
William E. Sullivan

/s/ John Gamble	Director	February 24, 2017
John Gamble

/s/ T. Tod Nielsen	Director	February 24, 2017
T. Tod Nielsen

/s/ David H. Ferdman	Director	February 24, 2017
David H. Ferdman

/s/ Lynn Wentworth	Director	February 24, 2017
Lynn Wentworth

/s/ Michael A. Klayko		February 24, 2017
Michael A. Klayko	Director