Form 10-K/A
period 2016-12-31
CyrusOne Inc.
filed 2017-02-28
CIK 1553023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

¬	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	☒	Accelerated filer	¬
Non-accelerated filer	¬	Smaller reporting company	¬
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends CyrusOne, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2016 originally filed on February 24, 2017 (“Original Filing”). This Amendment No. 1 is being filed for the sole purpose of including the conforming signatures of our Independent Registered Public Accounting Firm on the Reports of Independent Registered Public Accounting Firm, which were inadvertently omitted from the Original Filing due to an administrative error.

Except as expressly noted above, this Amendment No. 1 does not modify or update in any way disclosures made in the Original Filing. For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 27th day of February, 2017.

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