Form 10-Q
period 2017-03-31
CyrusOne Inc.
filed 2017-05-10
CIK 1553023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐    No  ☒
There were 87,725,905 shares of common stock outstanding as of April 30, 2017 with a par value of $0.01 per share.

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
As of March 31, 2017, the total number of outstanding shares of common stock was approximately 87.7 million. CyrusOne Inc., directly or indirectly, owns all the operating partnership units of CyrusOne LP. As the direct or indirect owner of all the operating partnership units of CyrusOne LP and as sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP, CyrusOne Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CyrusOne Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

IN MILLIONS, except share and per share amounts
As of	March 31, 2017	December 31, 2016
Assets
Investment in real estate:
Land	$156.9	$142.7
Buildings and improvements	1,270.9	1,008.9
Equipment	1,438.0	1,042.9
Construction in progress	371.7	407.1
Subtotal	3,237.5	2,601.6
Accumulated depreciation	(625.9)	(578.5)
Net investment in real estate	2,611.6	2,023.1
Cash and cash equivalents	20.4	14.6
Rent and other receivables (net of allowance for doubtful accounts of $2.1 and $2.1 as of March 31, 2017 and December 31, 2016, respectively)	89.4	83.3
Restricted cash	0.6	—
Goodwill	455.1	455.1
Intangible assets (net of accumulated amortization of $116.0 and $110.7 as of March 31, 2017 and December 31, 2016, respectively)	223.1	150.2
Other assets	143.6	126.1
Total assets	$3,543.8	$2,852.4
Liabilities and equity
Accounts payable and accrued expenses	$268.2	$227.1
Deferred revenue	93.3	76.7
Capital lease obligations	12.4	10.8
Long-term debt, net	1,731.8	1,240.1
Lease financing arrangements	134.5	135.7
Total liabilities	2,240.2	1,690.4
Commitment and contingencies
Equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 87,725,494 and 83,536,250 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	0.9	0.8
Additional paid in capital	1,620.5	1,412.3
Accumulated deficit	(316.5)	(249.8)
Accumulated other comprehensive loss	(1.3)	(1.3)
Total stockholders’ equity	1,303.6	1,162.0
Total liabilities and equity	$3,543.8	$2,852.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

IN MILLIONS, except per share data
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revenue:
Base revenue and other	$134.2	$106.5
Metered power reimbursements	15.1	11.3
Revenue	149.3	117.8
Costs and expenses:
Property operating expenses	52.3	40.3
Sales and marketing	4.9	4.0
General and administrative	15.8	14.0
Depreciation and amortization	55.7	39.3
Transaction and acquisition integration costs	0.6	2.3
Loss on disposal	0.2	—
Total costs and expenses	129.5	99.9
Operating income	19.8	17.9
Interest expense	13.6	12.1
Loss on extinguishment of debt	36.2	—
Net (loss) income before income taxes	(30.0)	5.8
Income tax expense	(0.4)	(0.2)
Net (loss) income attributed to common stockholders	$(30.4)	$5.6
Basic weighted average common shares outstanding	84.0	72.1
Diluted weighted average common shares outstanding	84.0	72.8
(Loss) income per share - basic and diluted	$(0.36)	$0.07
Dividends declared per share	$0.42	$0.38

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

IN MILLIONS
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net (loss) income	$(30.4)	$5.6
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—
Comprehensive (loss) income attributable to CyrusOne Inc.	$(30.4)	$5.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Shareholder's Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
IN MILLIONS
Balance January 1, 2016	72.6	$0.7	$967.2	$(145.9)	$(0.4)	$821.6
Net income	—	—	—	5.6	—	5.6
Stock issuance costs	—	—	(0.5)	—	—	(0.5)
Stock-based compensation	0.6	—	3.0	—	—	3.0
Tax payment upon exercise of equity awards	(0.5)	—	(13.6)	—	—	(13.6)
Issuance of common stock	6.9	0.1	255.9	—	—	256.0
Dividends declared, $0.38 per share	—	—	—	(30.0)	—	(30.0)
Balance at March 31, 2016	79.6	$0.8	$1,212.0	$(170.3)	$(0.4)	$1,042.1

Balance January 1, 2017	83.5	0.8	1,412.3	(249.8)	(1.3)	1,162.0
Net loss	—	—	—	(30.4)	—	(30.4)
Stock-based compensation	(0.1)	—	3.7	—	—	3.7
Tax payment upon exercise of equity awards	(0.1)	—	(6.4)	—	—	(6.4)
Issuance of common stock	4.4	0.1	210.9	—	—	211.0
Dividends declared, $0.42 per share	—	—	—	(36.3)	—	(36.3)
Balance at March 31, 2017	87.7	$0.9	$1,620.5	$(316.5)	$(1.3)	$1,303.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

IN MILLIONS
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cash flows from operating activities:
Net (loss) income	$(30.4)	$5.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	55.7	39.3
Non-cash interest expense and change in interest accrual	(1.0)	0.9
Stock-based compensation expense	3.7	3.0
Provision for bad debt	—	0.1
Loss on extinguishment of debt	36.2	—
Loss on disposal	0.2	—
Change in operating assets and liabilities:
Rent receivables and other assets	(20.0)	6.2
Accounts payable and accrued expenses	(4.9)	—
Deferred revenues	15.7	(2.3)
Net cash provided by operating activities	55.2	52.8
Cash flows from investing activities:
Capital expenditures – asset acquisitions, net of cash acquired	(492.3)	(131.1)
Capital expenditures – other development	(182.5)	(78.5)
Changes in restricted cash	(0.6)	0.8
Net cash used in investing activities	(675.4)	(208.8)
Cash flows from financing activities:
Issuance of common stock	211.0	256.0
Dividends paid	(32.4)	(22.8)
Borrowings from credit facility	440.0	320.0
Payments on credit facility	(270.0)	(305.0)
Payments on senior notes	(474.8)	—
Proceeds from issuance of debt	800.0	—
Payments on capital leases and lease financing arrangements	(2.3)	(3.1)
Debt issuance costs	(8.8)	(2.1)
Payment of debt extinguishment costs	(30.3)	—
Tax payment upon exercise of equity awards	(6.4)	(13.6)
Net cash provided by financing activities	626.0	229.4
Net increase in cash and cash equivalents	5.8	73.4
Cash and cash equivalents at beginning of period	14.6	14.3
Cash and cash equivalents at end of period	$20.4	$87.7
Supplemental disclosures
Cash paid for interest, net of amount capitalized	$18.3	$6.2
Cash paid for income taxes	—	0.1
Capitalized interest	3.6	2.1
Non-cash investing and financing activities
Acquisition and development of properties in accounts payable and other liabilities	174.3	111.9
Dividends payable	37.7	31.5
Debt issuance cost payable	1.5	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

1. Description of Business
CyrusOne Inc., together with CyrusOne GP, a wholly owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. wholly owns CyrusOne LP (the operating partnership) and the subsidiaries of the operating partnership (collectively, “CyrusOne”, “we”, “us”, “our”, and the “Company”) is an owner, operator and developer of enterprise-class, carrier-neutral, multi-tenant data center properties. Our customers operate in a number of industries, including information technology, financial services, energy, oil and gas, mining, medical and consumer goods and services. We currently operate 39 data centers and 2 recovery centers located in the United States, United Kingdom and Singapore.

2. Recent Developments
On February 27, 2017, the Company effected a full physical early settlement of the previously announced forward sale agreements entered into with Goldman, Sachs & Co. on August 10, 2016 relating to, in the aggregate, approximately 4.4 million shares of the Company’s common stock. Upon settlement, the Company issued and sold all such shares to Goldman, Sachs & Co., in its capacity as forward purchaser, in exchange for net proceeds of approximately $210.8 million, in accordance with the provisions of the forward sales agreements. Such proceeds were used to finance, in part, the acquisition of the Sentinel Properties (as defined below). Our total stock issuance for the first quarter of 2017 was $211.0 million which included $0.2 million related to the employee stock purchase plans.
On February 28, 2017, CyrusOne closed its acquisition of two enterprise-class data centers located in Somerset, New Jersey and Raleigh-Durham, North Carolina (the Sentinel Properties) from Sentinel Data Centers. The Company paid aggregate cash consideration of approximately $492.3 million in connection therewith, including transaction related costs of $1.5 million. The transaction was financed by the Company with proceeds from settlement of its forward equity sale described above and borrowings under its Revolving Credit Facility (as defined below).
On March 17, 2017, CyrusOne LP and CyrusOne Finance Corp. completed their offering of $500.0 million aggregate principal amount of 5.000% senior notes due 2024 (2024 Notes) and $300.0 million aggregate principal amount of 5.375% senior notes due 2027 (2027 Notes, and together with the 2024 Notes, the New Notes) in a private offering. The issuers have agreed to use commercially reasonable efforts to file an exchange offer registration statement with the Securities and Exchange Commission (SEC) and to have the registration statement declared effective on or prior to the 390th day after the issue date of the New Notes, and to complete an exchange offer. The Company received proceeds of $791.2 million, net of underwriting costs of $8.8 million. In addition, the Company incurred approximately $1.5 million in other costs.

The 2024 Notes will mature on March 15, 2024 and the 2027 Notes will mature on March 15, 2027, in each case unless earlier redeemed or repurchased. The New Notes are guaranteed on a joint and several basis by CyrusOne Inc., CyrusOne GP and all of CyrusOne LP’s existing domestic subsidiaries (other than CyrusOne Finance Corp. and CyrusOne Government Services LLC). Each of CyrusOne LP’s restricted subsidiaries (other than any designated excluded subsidiary or receivables entity) that guarantees any other indebtedness of CyrusOne LP or other indebtedness of the guarantors will be required to guarantee the New Notes in the future.
The Company used the net proceeds from the offering (i) to finance its repurchase and redemption of all of its outstanding 6.375% Senior Notes due 2022 (the 2022 Notes), of which $474.8 million in aggregate principal amount was outstanding, (ii) for the repayment of borrowings outstanding under the operating partnership’s Revolving Credit Facility and (iii) for the payment of related premiums, fees, discounts and expenses.

3. Basis of Presentation
The accompanying financial statements as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and March 31, 2016, are prepared on a consolidated basis.
In addition, the accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2016, which was filed with the SEC on February 27, 2017. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.
Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our condensed consolidated financial

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

statements as of March 31, 2017, and for the three months ended March 31, 2017 and 2016. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited financial statements as of December 31, 2016. All amounts reflected are in millions except share and per share data. Base revenue and other and metered power reimbursements for the three months ended March 31, 2016 have been presented separately to conform with the presentation for the three months ended March 31, 2017. There is no change to total revenue as a result of this change in presentation.

4. Significant Accounting Policies
Use of Estimates—Preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates and assumptions are based on management’s knowledge of current events and actions that we may undertake in the future. Estimates are used in determining the fair value of leased real estate, including purchase price allocations for business combinations and asset acquisitions, the useful lives of real estate and other long-lived assets, future cash flows associated with goodwill and other long-lived asset impairment testing, deferred tax assets and liabilities and loss contingencies. Actual results may differ from these estimates and assumptions.
Investments in Real Estate—Investment in real estate consist of land, buildings, improvements and integral equipment utilized in our data center operations. Real estate acquired from third parties has been recorded at its acquisition cost. Additions and improvements which extend an asset’s useful life or increase its functionality are capitalized and depreciated over the asset’s remaining life. Maintenance and repairs are expensed as incurred.
When we are involved in the construction of structural improvements to leased property, we are deemed the accounting owner of the leased real estate. In these instances, we bear substantially all the construction period risk, including managing or funding construction. As we have substantially all of the construction risks, we are deemed the “owner” of the asset under construction for accounting purposes during the construction period, and are therefore required to capitalize the construction costs on the accompanying consolidated balance sheets. At inception, the fair value of the building (excluding land) is recorded as an asset, and the construction and modification costs to the building that are not funded by us would be recorded as a liability. As construction progresses, the value of the asset and obligation increases by the fair value of the structural improvements. At completion of the construction, Sales-Leaseback Accounting under ASC 840-40-25 is also evaluated. Due to our continuing involvement with the lessor, Sales-Leaseback Accounting is precluded and the liability is not derecognized. When the asset is placed in service, depreciation commences, and the leased real estate is depreciated to the lesser of (i) its estimated fair value at the end of the term or (ii) the expected amount of the unamortized obligation at the end of the term. The associated obligation is presented as Lease financing arrangements in the accompanying consolidated balance sheets.
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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

we are unable to recover the carrying value of the asset, an impairment loss is recognized. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value.
There were no impairments recognized for the three months ended March 31, 2017 and March 31, 2016.
Business Combinations and Asset Acquisitions—The Company applies the purchase method for business combinations, where all tangible and identifiable intangible assets acquired and all liabilities assumed are recorded at fair value. Any excess purchase price is recorded as goodwill. Transaction costs associated with business combinations are expensed as incurred. Revenues and the results of operations of the acquired business are included in the accompanying condensed consolidated financial statements commencing on the date of acquisition.
The Company applies a screen test to determine when a set is not a business. When substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Purchase price paid for assets acquired is allocated between identified tangible and intangible assets acquired. Transaction costs associated with asset acquisitions are capitalized. Revenues and the results of operations of the acquired assets are included in the accompanying condensed consolidated financial statements commencing on the date of the asset acquisition.
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

At March 31, 2017, and December 31, 2016, there were no customers with receivables that made up 10% of the Company's Rent and other receivables balance.
Deferred Leasing Costs—Deferred leasing costs are presented with Other assets in the accompanying consolidated balance sheets. Leasing commissions incurred at the commencement of a new lease are capitalized and amortized over the term of the customer lease. Amortization of deferred leasing costs is presented with Depreciation and amortization in the accompanying consolidated statements of operations. If a lease terminates prior to the expiration of the lease, the remaining unamortized cost is written off to amortization expense. As of March 31, 2017 and December 31, 2016, deferred leasing costs were $24.7 million and $23.3 million, respectively.
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
Revenue Recognition—Colocation rentals are generally billed monthly in advance, and some contracts have escalating payments over the term of the contract. If rents escalate without the lessee gaining access to or control over additional leased space or power, and the lessee takes possession of, or controls the physical use of the property (including all contractually committed power) at the beginning of the lease term, the rental payments by the lessee are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional leased space or power, revenue is recognized in proportion to the additional space or power in the periods that the lessee has control over the use of the additional space or power. The excess of revenue recognized over amounts contractually due is recognized in Other assets in the accompanying consolidated balance sheets. As of March 31, 2017 and December 31, 2016, straight-line rent receivable was $77.3 million and $67.6 million, respectively. Revenue is recognized for services or products that are deemed separate units of accounting. When a customer makes an advance payment or they are contractually obligated to pay any amounts in advance, which is not deemed a separate unit of accounting, Deferred revenue liability is recorded. This revenue is recognized ratably over the expected term of the lease, unless the pattern of service suggests otherwise. As of March 31, 2017 and December 31, 2016, Deferred revenue was $93.3 million and $76.7 million, respectively.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Some of our leases are structured on a full-service gross basis in which the customer pays a fixed amount for both colocation rent and power. Other leases provide that the customer will be billed for power based upon actual usage which is separately metered. In both cases, this revenue is presented as Revenue in the accompanying consolidated statements of operations. Power is generally billed one month in arrears, and an estimate of this revenue is accrued in the month that the associated costs are incurred. We generally are not entitled to reimbursements for real estate taxes, insurance or other operating expenses. In certain leases, we receive an administrative fee when we manage the meters for our customers. Certain customer leases require specified levels of service or performance. If we fail to meet these service levels, our customers may be eligible to receive credits on their contractual billings. These credits are recognized against revenue when an event occurs that gives rise to such credits. Customer credits were immaterial for each of the periods presented. A provision for doubtful accounts is recognized when the collection of contractual rent, straight-line rent or customer reimbursements are deemed to be uncollectible.
Depreciation and Amortization Expense—Depreciation expense is recognized over the estimated useful lives of real estate applying the straight-line method. The useful life of leased real estate and leasehold improvements is the lesser of the economic useful life of the asset or the term of the lease, including optional renewal periods if renewal of the lease is reasonably assured. The residual value of leased real estate is estimated as the lesser of (i) the expected fair value of the asset at the end of the lease term or (ii) the expected amount of the unamortized liability at the end of the lease term. Estimated useful lives are periodically reviewed. Depreciation expense was $48.9 million and $33.0 million for the three months ended March 31, 2017 and 2016, respectively.
Amortization expense is recognized over the estimated useful lives of finite-lived intangibles. Finite-lived intangibles include trademarks, customer relationships, favorable leasehold interests, trade names and deferred leasing costs. As of March 31, 2017, the estimated remaining weighted average useful life of trademarks and customer relationships was 9 and 12 years, respectively. In addition, we have a favorable leasehold interest related to a land lease that is being amortized over the lease term of 51 years. The trade name is being amortized over three years. Deferred leasing costs are amortized over 3 to 5 years. Amortization expense was $6.8 million and $6.3 million for the three months ended March 31, 2017 and 2016, respectively.
Transaction and Acquisition Integration Costs—Transaction costs represent incremental legal, accounting and professional fees incurred in connection with consummated and potential business combinations and integration costs post an asset acquisition. Transaction costs are expensed as incurred and do not include any recurring costs from our ongoing operations. Integration costs represent incremental costs to integrate a consummated acquisition.
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions. The Company's previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years prior to 2012, and we have no liabilities for uncertain tax positions as of March 31, 2017.
Foreign Currency Translation and Transactions —The financial position of foreign subsidiaries is translated at the exchange rates in effect at the end of the period, while revenues and expenses are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as components of other comprehensive (loss) income. Gains or losses from foreign currency transactions are included in determining net income.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Comprehensive Income (Loss) —Comprehensive income (loss) represents the change in net assets of a company from transactions and other events from nonowner sources. Comprehensive income (loss) comprises all components of net income (loss) and all components of other comprehensive income (loss).

Earnings Per Share —Basic EPS includes only the weighted average number of common shares outstanding during the period. Diluted EPS includes the weighted average number of common shares and the dilutive effect of stock options, restricted stock and share unit awards outstanding during the period, when such instruments are dilutive.

All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are treated as participating in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted EPS is applied.
Stock-Based Compensation—Our board of directors adopted the 2012 Long-Term Incentive Plan (LTIP), which was amended and restated by our stockholders on May 2, 2016. The LTIP is administered by the compensation committee of the board of directors. Awards issuable under the LTIP include common stock, restricted stock, stock options and other incentive awards. See Note 9 for additional details relating to these awards.
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
Fair Value Measurements —Fair value measurements are utilized in accounting for business combinations and testing of goodwill and other long-lived assets for impairment and disclosures. Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for asset and liabilities, is as follows:

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

Business Segments —Business segments are components of an enterprise for which separate financial information is available and regularly viewed by the chief operating decision maker to assess performance and allocate resources. Our chief operating decision maker, the Company's Chief Executive Officer, reviews our financial information on an aggregate basis. Furthermore, our data centers have similar economic characteristics and customers across all geographic locations, and our service offerings have similar production processes, deliver services in a similar manner and use the same types of facilities and similar technologies. As a result, we have concluded that we have one reportable business segment. One customer represented approximately 17% of our revenue for the quarter ended March 31, 2017.

Recently Issued Accounting Standards—Accounting Standards Update (ASU) No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606)

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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

ASU No. 2016-10 (ASU 2016-10), Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (Topic 606)

In April 2016, the FASB issued ASU 2016-10 in response to an issue communicated by the Transition Resource Group for Revenue Recognition (the TRG), a group which was formed by the FASB and the International Accounting Standards Board (IASB) (collectively, the Boards), whose objective is to inform the Boards of any issues that could arise with the implementation of a converged standard on recognition of revenue from contracts with customers. ASU 2016-10 does not change the core principal of the guidance in Topic 606, but adds clarification around identifying performance obligations and licensing. The amendments in this update affect the guidance in ASU 2014-09, Contracts with Customers (Topic 606), which is not yet effective, and therefore follow the same effective date and transition requirements. ASU 2014-09 is effective for CyrusOne on January 1, 2018 and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of the initial application. We are currently evaluating the impact of ASU 2016-10 and ASU 2014-09 on the Company's consolidated financial statements.

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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

ASU No. 2017-01 (ASU 2017-01), Business Combinations (Topic 805)

In January 2017, the FASB issued guidance which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. Under this new guidance, the Company expects most acquisitions of investment property will meet the definition of an asset and, thus, be accounted for as asset acquisitions. Consistent with existing guidance, transaction costs associated with asset acquisitions are capitalized while transaction costs associated with business combinations are expensed as incurred. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. We adopted this standard on January 1, 2017, and applied the new guidance for the acquisition of the Sentinel Properties.

ASU No. 2017-04 (ASU 2017-04), Goodwill and Other (Topic 350)

In January 2017, the FASB issued ASU 2017-04 in order to simplify the test for goodwill impairment by eliminating Step 2, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Under the amendments in this Update, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance is effective for CyrusOne beginning on January 1, 2020 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this standard on January 1, 2017. The adoption of this standard will not have a material impact on our consolidated financial statements.

ASU No. 2017-05 (ASU 2017-05), Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)—Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20), which requires that all entities account for the derecognition of a business in accordance with ASC 810, Consolidations, including instances in which the business is considered in substance real estate. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted. We are currently evaluating the full impact of the new standard.

5. Asset Acquisitions
On February 28, 2017, CyrusOne acquired two enterprise-class data centers located in Raleigh-Durham, North Carolina and Somerset, New Jersey from Sentinel Data Centers. The Company paid aggregate cash consideration of approximately $492.3 million, including transaction related costs of $1.5 million. The transaction was financed by the Company with proceeds of approximately $210.8 million from settlement of its forward equity sale and the remaining with borrowings under its Revolving Credit Facility. This transaction provides enhanced geographic diversification, establishing a presence in the Southeast and expanding the Company's footprint in the Northeast. The two properties consist of more than 160,000 colocation square feet and approximately 21 megawatts of power capacity, with nearly 85% of the power capacity leased.
The Company applied ASU No. 2017-01, Business Combinations, to this acquisition and determined that substantially all of the fair value of the gross assets was concentrated in a group of similar identifiable assets. The Company did not acquire an organized workforce or a contract that provided access to an organized workforce. As a result, the Company determined to account for the transaction as an acquisition of assets.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

The condensed consolidated financial statements of CyrusOne Inc. include the operating results of the Sentinel Properties from February 28, 2017, the date of acquisition. The following table summarizes the estimated fair values of all assets acquired at the date of acquisition:

IN MILLIONS
Net investment in real estate	$420.3
Cash and cash equivalents	3.2
Intangible assets:
Above/Below market leases	2.3
In-place leases	75.8
Other assets	2.4

Payables	(5.4)
Deferred revenue	(0.9)
Capital lease obligation	(2.2)
Net assets acquired attributable to CyrusOne Inc.	495.5
Cash acquired	(3.2)
Net cash paid at acquisition	$492.3

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

6. Long-Term Debt, Capital Lease Obligations and Lease Financing Arrangements
Long-term debt, Capital lease obligations and Lease financing arrangements presented in the accompanying condensed consolidated financial statements consist of the following:

IN MILLIONS
As of	March 31, 2017	December 31, 2016
Credit facilities:
Revolving Credit Facility	$405.0	$235.0
Term Loans	550.0	550.0
2024 Notes	500.0	—
2027 Notes	300.0	—
2022 Notes, including bond premium	—	477.3
Deferred financing costs	(23.2)	(22.2)
Long-term debt	1,731.8	1,240.1
Capital lease obligations	12.4	10.8
Lease financing arrangements	134.5	135.7
Total	$1,878.7	$1,386.6

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Credit Facility—On March 17, 2016, CyrusOne LP entered into a first amended and restated credit agreement (the First Amended and Restated Credit Agreement) which amended and restated in its entirety the then-existing credit agreement, as amended to such date. The First Amended and Restated Credit Agreement provided for an additional $250.0 million senior unsecured term loan facility (the Additional Term Loan) in addition to the existing $300.0 million senior unsecured term loan facility (the Initial Term Loan, and together with the Additional Term Loan, the Term Loans) and the existing $650.0 million revolving credit facility (the Revolving Credit Facility). The First Amended and Restated Credit Agreement had an accordion feature under which CyrusOne LP was permitted to request an increase in the total commitments up to an amount not to exceed $250.0 million. Deferred financing costs of $2.1 million related to this amendment and restatement were recorded.

On November 21, 2016, CyrusOne LP entered into a second amended and restated credit agreement (the Second Amended and Restated Credit Agreement) which amended and restated in its entirety the First Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement, among other things, increased the available commitments under the Revolving Credit Facility to $1.0 billion. Deferred financing costs of $6.6 million related to this amendment and restatement were recorded.

The Revolving Credit Facility is scheduled to mature in November 2020 and includes a one-year extension option, which if exercised by CyrusOne LP would extend the maturity date to November 2021, subject to certain conditions. The Initial Term Loan of $300.0 million is scheduled to mature in January 2022. The Additional Term Loan of $250.0 million is scheduled to mature in September 2021. The Revolving Credit Facility currently bears interest at a rate per annum equal to LIBOR plus 1.55% and the Initial Term Loan and Additional Term Loan currently bear interest at a rate per annum equal to LIBOR plus 1.50% (the margins are subject to adjustment).

As of March 31, 2017, the interest rate for the Revolving Credit Facility and the Term Loans was 2.53% and 2.48%, respectively.

As of March 31, 2017, there were outstanding borrowings of $405.0 million on the Revolving Credit Facility and aggregate borrowings of $550.0 million on the Term Loans. In addition, the Second Amended and Restated Credit Agreement contains an accordion feature that allows CyrusOne LP to obtain up to $300.0 million in additional revolving or term loan commitments.

We pay commitment fees for the unused amount of borrowings on the Revolving Credit Facility and letter of credit fees on any outstanding letters of credit. The commitment fees are equal to 0.25% per annum of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. Commitment fees related to the Second Amended and Restated Credit Agreement were $0.4 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

At March 31, 2017, available capacity under the Revolving Credit Facility was $586.5 million, which included $1.0 billion under the Revolving Credit Facility less outstanding borrowings of $405.0 million and letters of credit of $8.5 million. Total liquidity at March 31, 2017 was $606.9 million, which included availability of $586.5 million under the credit facility and cash equivalents of $20.4 million.
5.000% Senior Notes due 2024 and 5.375% Senior Notes due 2027—On March 17, 2017, CyrusOne LP and CyrusOne Finance Corp. (collectively, the Issuers) completed their offering of $500.0 million aggregate principal amount of 5.000% senior notes due 2024 and $300.0 million aggregate principal amount of 5.375% senior notes due 2027 in a private offering. The Issuers have agreed to use commercially reasonable efforts to file an exchange offer registration statement with the SEC and to have the registration statement declared effective on or prior to the 390th day after the issue date of the New Notes, and to complete an exchange offer. The Company received proceeds of $791.2 million, net of underwriting costs of $8.8 million. In addition, the Company incurred approximately $1.5 million in other costs.

The New Notes are senior unsecured obligations of the Issuers, which rank equally in right of payment with all existing and future unsecured senior indebtedness of the Issuers. The New Notes will be effectively subordinated in right of payment to any secured indebtedness of the Issuers to the extent of the value of the assets securing such indebtedness. The New Notes are guaranteed on a joint and several basis by CyrusOne Inc., CyrusOne GP and all of CyrusOne LP’s existing domestic subsidiaries (other than CyrusOne Finance Corp. and CyrusOne Government Services LLC). Each of CyrusOne LP’s restricted subsidiaries (other than any designated excluded subsidiary or receivables entity) that guarantees any other indebtedness of CyrusOne LP or other indebtedness of the guarantors will be required to guarantee the New Notes in the future. Each such guarantee will be a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior indebtedness of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness. The New Notes will be structurally subordinated to all liabilities (including trade payables) of each subsidiary of CyrusOne LP that does not guarantee the New Notes.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

The 2024 Notes will bear interest at a rate of 5.000% per annum, payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2017, to persons who are registered holders of the 2024 Notes on the immediately preceding March 1 and September 1, respectively. The 2027 Notes will bear interest at a rate of 5.375% per annum, payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2017, to persons who are registered holders of the 2027 Notes on the immediately preceding March 1 and September 1, respectively.

The 2024 Notes will mature on March 15, 2024. However, prior to March 15, 2020, the Issuers may, at their option, redeem some or all of the 2024 Notes at a redemption price equal to 100% of the principal amount of the 2024 Notes, together with accrued and unpaid interest and additional interest, if any, plus a “make-whole” premium. On or after March 15, 2020, the Issuers may, at their option, redeem some or all of the 2024 Notes at any time at declining redemption prices equal to (i) 102.500% beginning on March 15, 2020, (ii) 101.250% beginning on March 15, 2021 and (iii) 100.000% beginning on March 15, 2022 and thereafter, plus, in each case, accrued and unpaid interest and additional interest, if any, to the applicable redemption date. In addition, before March 15, 2020, and subject to certain conditions, the Issuers may, at their option, redeem up to 40% of the aggregate principal amount of 2024 Notes with the net proceeds of certain equity offerings at 105.000% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of redemption; provided that (i) at least 55% of the aggregate principal amount of 2024 Notes remains outstanding and (ii) the redemption occurs within 90 days of the closing of any such equity offering.

The 2027 Notes will mature on March 15, 2027. However, prior to March 15, 2022, the Issuers may, at their option, redeem some or all of the 2027 Notes at a redemption price equal to 100% of the principal amount of the 2027 Notes, together with accrued and unpaid interest and additional interest, if any, plus a “make-whole” premium. On or after March 15, 2022, the Issuers may, at their option, redeem some or all of the 2027 Notes at any time at declining redemption prices equal to (i) 102.688% beginning on March 15, 2022, (ii) 101.792% beginning on March 15, 2023, (iii) 100.896% beginning on March 15, 2024 and (iv) 100.000% beginning on March 15, 2025 and thereafter, plus, in each case, accrued and unpaid interest and additional interest, if any, to the applicable redemption date. In addition, before March 15, 2020, and subject to certain conditions, the Issuers may, at their option, redeem up to 40% of the aggregate principal amount of 2027 Notes with the net proceeds of certain equity offerings at 105.375% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of redemption; provided that (i) at least 55% of the aggregate principal amount of 2027 Notes remains outstanding and (ii) the redemption occurs within 90 days of the closing of any such equity offering.

Deferred financing costs of $10.3 million related to the notes were recorded.
6.375% Senior Notes due 2022—On November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. (Issuers) issued $525.0 million of 6.375% senior notes due 2022 (the 2022 Notes). In March 2017, the Company repurchased all of its 2022 Notes with an aggregate face value of $474.8 million for total consideration of $515.1 million, including accrued and unpaid interest of $10.3 million. Deferred financing costs, bond premium and legal fees related to the 2022 Notes of $6.2 million were written off which resulted in a loss on extinguishment of debt of $36.2 million.
Debt Covenants —The Second Amended and Restated Credit Agreement requires us to maintain certain financial covenants including the following, in each case on a consolidated basis:

•	A minimum fixed charge ratio;

•	Maximum total and secured leverage ratios;

•	A minimum tangible net worth requirement;

•	A maximum secured recourse indebtedness ratio;

•	A minimum unencumbered debt yield ratio; and

•	A maximum ratio of unsecured indebtedness to unencumbered asset value.
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
The indentures governing the 2024 Notes and the 2027 Notes contain affirmative and negative covenants customarily found in indebtedness of this type, including a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur secured or unsecured indebtedness; pay dividends or distributions on its equity interests, or redeem or repurchase equity interests of the Company; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of the operating partnership’s subsidiaries to pay dividends or make certain

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

transfers and other payments to the operating partnership or to other subsidiaries; sell assets; and merge, consolidate or transfer all or substantially all of the operating partnership’s property and assets. Notwithstanding the foregoing, the covenants contained in the indentures do not restrict the Company’s ability to pay dividends or distributions to stockholders to the extent (i) no default or event of default exists or is continuing under the indentures and (ii) the Company believes in good faith that we qualify as a REIT under the Code and the payment of such dividend or distribution is necessary either to maintain its status as a REIT or to enable it to avoid payment of any tax that could be avoided by reason of such dividend or distribution. The Company and its subsidiaries are also required to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis, subject to certain qualifications set forth in the indentures.
As of March 31, 2017, we believe we were in compliance with all covenants.
Deferred financing costs—Deferred financing costs are costs incurred in connection with obtaining long-term financing. Deferred financing costs were incurred in connection with the issuance of the Revolving Credit Facility, the Initial Term Loan, the Additional Term Loan and the New Notes. As of March 31, 2017 and December 31, 2016, deferred financing costs totaled $23.2 million and $22.2 million, respectively. Amortization of deferred financing costs, included in Interest expense in the consolidated statements of operations totaled $1.0 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively.
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
Interest expense on Capital lease obligations and Lease financing arrangements was $2.3 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively.

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
The carrying value and fair value of other financial instruments are as follows:

IN MILLIONS
As of	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Notes	$500.0	$511.3	$—	$—
2027 Notes	300.0	303.8	—	—
2022 Notes	—	—	477.3	502.1
Revolving Credit Facility and Term Loans	955.0	955.0	785.0	785.0

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

The fair values of our 2024 Notes and 2027 Notes as of March 31, 2017 and our 2022 Notes as of December 31, 2016 were based on the quoted market prices for these notes, which is considered Level 1 of the fair value hierarchy. The carrying value of the Revolving Credit Facility, the Initial Term Loan and the Additional Term Loan approximates estimated fair value as of March 31, 2017 and December 31, 2016, due to the variability of interest rates and the stability of our credit ratings. These fair value measurements are considered Level 3 of the fair value hierarchy.
8. Dividends
On February 22, 2017, we announced a regular cash dividend of $0.42 per common share payable to stockholders of record at the close of business on March 31, 2017. The dividends were paid on April 13, 2017.
9. Stock-Based Compensation Plans
Stock-based compensation expense was as follows:

IN MILLIONS
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Founders	$—	$0.3
2013 Grants	—	0.1
2014 Grants	0.1	0.3
2015 Grants	0.8	1.1
2016 Grants	1.9	1.2
2017 Grants	0.9	—
Total	$3.7	$3.0

The board of directors of CyrusOne Inc. adopted the 2012 Long-Term Incentive Plan (LTIP), which was amended and restated on May 2, 2016. The LTIP is administered by the compensation committee of the board of directors. Awards issuable under the LTIP include common stock, restricted stock, stock options and other incentive awards. CyrusOne Inc. has reserved a total of 8.9 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. The related stock compensation expense incurred by CyrusOne Inc. is allocated to the operating partnership. Shares available under the LTIP at March 31, 2017, were approximately 5.9 million. Shares vest according to each agreement and as long as the employee remains employed with the Company. The Company uses the Black-Scholes option-pricing model for time and performance-based options and a Monte Carlo simulation for market-based awards. The fair values of these awards use assumptions such as volatility, risk-free interest rate, and expected term of the awards.

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
2013 Grants

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

On April 17, 2013, the Company issued performance and market-based awards under the LTIP in the form of stock options and restricted stock. For these awards, vesting was tied 50% to the achievement of a non-GAAP performance measure (cumulative EBITDA targets, as defined in the agreement), over the 2013-2015 performance period, and 50% market-based performance measure (the total stockholder return (TSR), as defined in the agreement) at the end of the three-year period ending December 31, 2015. The portion of the awards tied to cumulative EBITDA vested annually over a three-year period based on the Company attaining predetermined cumulative EBITDA targets.

The portion of the awards tied to TSR vested at the end of three years based on TSR, during the three-year measurement period following the grant date, meeting or exceeding the return of the MSCI US REIT Index (REIT Index) over the same period.

The stock option awards have a contractual life of 10 years from the award date and were granted with an exercise price equal to $23.58.

The holders of restricted stock have all of the rights and privileges of shareholders including the right to vote. As of March 31, 2017, there was no unearned compensation as all awards are fully vested.
2014 Grants

On February 7, 2014, the Company issued performance and market-based awards under the LTIP in the form of restricted stock units. For these awards, vesting was tied 50% to the achievement of a non-GAAP performance measure (cumulative Adjusted EBITDA targets, as defined in the agreement) over the 2014-2016 performance period, and 50% to a market-based performance measure TSR, as defined in the agreement, as of the end of the three-year period ending December 31, 2016. The portion of the awards tied to cumulative Adjusted EBITDA vested annually over a three-year period based on the Company attaining predetermined cumulative Adjusted EBITDA targets and as long as the employee remained employed with the Company. The portion of the award tied to TSR vested at the end of three years based on the cumulative TSR over a three-year performance period. The market and performance-based awards vested based on the same scales as the awards granted during 2013.

The holders of restricted stock have all of the rights and privileges of shareholders including the right to vote. As of March 31, 2017, there was no unearned compensation as all awards are fully vested.
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

The holders of restricted stock have all of the rights and privileges of shareholders including the right to vote. As of March 31, 2017, the unearned compensation of the awards granted in 2015 totaled $1.8 million and the weighted average vesting period was 0.4 years.
2016 Grants

On February 1, 2016, the Company issued shares of time, performance and market-based awards under the LTIP in the form of restricted stock. The grant date fair value of time and performance-based restricted shares was $36.99. The grant date fair value of market-based restricted shares was $43.66. The Company issued stock options on February 1, 2016. The stock option awards have a contractual life of 10 years from the award date and were granted with an exercise price equal to $36.99. The Company issued options with a grant date fair value of $6.99.

The performance-based metric is return on assets, which is a non-GAAP measure and is defined in the award agreement. The time-based restricted stock awards generally vest pro-rata annually over a three-year period. The performance and market-based restricted stock awards vest annually based upon the achievement of certain criteria for each of the three-year measurement periods. The first two years are capped at 100% of the target with a cumulative true-up in year three. Certain employees were also awarded time-based restricted stock that cliff vest at the end of three years. The stock options are time-based and vest annually on a pro-

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

rata basis over three years. The market and performance-based awards will vest based on the same scales as the awards granted during 2015.

The holders of restricted stock have all of the rights and privileges of shareholders including the right to vote. As of March 31, 2017, unearned compensation representing the unvested portion of the awards granted in 2016 totaled $12.7 million, with a weighted average vesting period of 1.4 years.
2017 Grants

On February 13, 2017, the Company issued time and market-based awards under the LTIP in the form of restricted stock units and restricted stock, with a grant date fair value of $14.8 million. The Company granted 119,218 time-based restricted stock units and 18,179 shares of time-based restricted stock with a grant date fair value of $48.13, and 129,146 market-based restricted stock units with a grant date fair value of $63.23.

The market-based metric is TSR, which is a non-GAAP measure and is the shareholder return compared to the REIT Index and is defined in the award agreement. The time-based restricted stock units generally vest pro-rata annually over a three-year period. The time-based restricted stock generally vests over a one-year period. The market-based restricted stock units generally vest annually based upon the achievement of certain criteria for each of the three-year measurement periods. The first two years are capped at 100% of the target. If at the end of the third year total performance over the three-year period exceeds the REIT Index by more than 2%, up to 200% of these awards may vest. The market-based awards will vest based on the same scales as the awards granted during 2016.

The holders of restricted stock have all the rights and privileges of shareholders including the right to vote. The holders of restricted stock units do not have all of the rights and privileges of shareholders and do not have the right to vote. These rights will be acquired upon the settlement of the restricted stock units and the issuance of shares. The time-based restricted stock units have the right to receive dividends that are payable within ten days following the date the dividends are payable to shareholders. Market-based restricted stock units accrue dividends which are paid upon the settlement of the units. As of March 31, 2017, unearned compensation representing the unvested portion of the awards granted in 2017 totaled $13.9 million, with a weighted average vesting period of 2.3 years.

10. (Loss) Income per Share

Basic (loss) income per share is calculated using the weighted average number of shares of common stock outstanding during the period. In addition, net (loss) income applicable to participating securities and the participating securities are both excluded from the computation of basic (loss) income per share.

Diluted (loss) income per share is calculated using the weighted average number of shares of common stock outstanding during the period, including restricted stock outstanding. If there is net income during the period, the dilutive impact of common stock equivalents outstanding would also be reflected.
The following table reflects the computation of basic and diluted net (loss) income per share for the three months ended March 31, 2017 and 2016:

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS, except per share amounts
	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Basic	Diluted	Basic	Diluted
Numerator:
Net (loss) income attributed to common stockholders	$(30.4)	$(30.4)	$5.6	$5.6
Less: Restricted stock dividends	(0.2)	(0.2)	(0.2)	(0.2)
Net (loss) income available to stockholders	$(30.6)	$(30.6)	$5.4	$5.4
Denominator:
Weighted average common outstanding-basic	84.0	84.0	72.1	72.1
Performance-based restricted stock and units		—		0.6
Convertible securities		—		0.1
Weighted average shares outstanding-diluted		84.0		72.8
EPS:
Net (loss) income per share-basic	$(0.36)		$0.07
Effect of dilutive shares:
Net (loss) income per share-diluted		$(0.36)		$0.07

11. Related Party Transactions

CBI

Prior to November 20, 2012, CyrusOne Inc., CyrusOne GP, CyrusOne LP and its subsidiaries were operated by CBI. The condensed consolidated financial statements reflect the following transactions with CBI and its affiliated entities, including Cincinnati Bell Telephone (CBT) and Cincinnati Bell Technology Solutions (CBTS). Since December 31, 2016, CBI has owned less than 5.0% of the outstanding common stock of CyrusOne Inc. and no operating partnership units.

Revenues —The Company records revenues from CBI under contractual service arrangements. These services include leasing of data center space, power and cooling in certain of our data center facilities, network interface services and office space.

Operating Expenses —The Company records expenses from CBI incurred in relation to network support, services calls, monitoring and management, storage and backup, IT systems support, and connectivity services.
Total revenues were $5.3 million for the three months ended March 31, 2016. Total operating costs and expenses were $0.5 million for the three ended March 31, 2016.

12. Income Taxes
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
We have elected to designate two subsidiaries as taxable REIT subsidiaries (each a TRS). A TRS may perform services for our tenants that would otherwise be considered impermissible for REITs. The income generated from these services is taxed at federal and state corporate rates. While CyrusOne Inc. and the operating partnership do not pay federal income taxes, we are still subject to foreign, state, and local income taxes in the locations in which we conduct business. Income tax expense was $0.4 million for the three months ended March 31, 2017 and $0.2 million for the three months ended March 31, 2016.
For certain entities we calculate deferred tax assets and liabilities for temporary differences in the basis between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Deferred tax assets (net of valuation allowance) and liabilities were accrued, as necessary, for the periods ended March 31, 2017 and December 31, 2016. Historically, we have recorded a full valuation allowance on our foreign net deferred tax assets related to our foreign generated net operating losses due to the uncertainty of their realization. In 2013 and 2014, management determined it was necessary to record a full valuation allowance on all of our domestic and foreign net deferred tax assets due to the uncertainty of their realization. Accordingly, at March 31, 2017 and December 31, 2016, the net domestic and foreign deferred tax assets were zero.

13. Guarantors

CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively, had $500.0 million aggregate principal amount of their 2024 Notes and $300.0 million aggregate principal amount of their 2027 Notes outstanding at March 31, 2017. As of March 31, 2017, the New Notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (Parent Guarantor), CyrusOne GP (General Partner), and CyrusOne LP’s wholly owned domestic subsidiaries, CyrusOne LLC, CyrusOne TRS Inc., CyrusOne Foreign Holdings LLC, Cervalis Holdings LLC, Cervalis LLC, CyrusOne-NJ LLC and CyrusOne-NC LLC (such subsidiaries, together the Guarantor Subsidiaries). Non-Guarantor Subsidiaries consist of wholly owned subsidiaries organized outside of the United States, as well as CyrusOne Government Services LLC, a Delaware limited liability company and a wholly owned subsidiary of CyrusOne LP, and the Finance Co-Issuer. None of the Non-Guarantor Subsidiaries guarantee the New Notes. Subject to the provisions of the indentures governing the New Notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

•
upon the sale or other disposition (including by way of consolidation or merger) of such Guarantor or of all of the capital stock of such Guarantor such that such Guarantor is no longer a restricted subsidiary under the indentures,

•	upon the sale or disposition of all or substantially all of the assets of the Guarantor,

•	upon the LP Co-issuer designating such Guarantor as an unrestricted subsidiary under the terms of the indentures,

•	if such Guarantor is no longer a guarantor or other obligor of any other indebtedness of the LP Co-issuer or the Parent Guarantor, and

•	upon the defeasance or discharge of the New Notes in accordance with the terms of the indentures.

The entity structure of each Issuer and guarantor of the New Notes is described below.

CyrusOne Inc. – CyrusOne Inc. is the Parent Guarantor and became a registrant with the SEC upon completion of its IPO on January 24, 2013.

CyrusOne GP – CyrusOne GP is the general partner and 1% owner of CyrusOne LP and has no other assets or operations.

Issuers – The Issuers are CyrusOne LP and CyrusOne Finance Corp. CyrusOne Finance Corp., a wholly owned subsidiary of CyrusOne LP, was formed for the sole purpose of acting as co-issuer of the notes and has no other assets or operations. CyrusOne LP, in addition to being the co-issuer of the New Notes, is also the 100% owner, either directly or indirectly, of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

Guarantor Subsidiaries – The guarantors of the New Notes include CyrusOne LLC, CyrusOne TRS Inc., CyrusOne Foreign Holdings LLC, Cervalis Holdings LLC, Cervalis LLC, CyrusOne-NJ LLC and CyrusOne-NC LLC (the Guarantor Subsidiaries), which agreed to provide unconditional guarantees of the issuers’ obligations under the New Notes. The guarantee of each Guarantor Subsidiary is (i) a senior unsecured obligation of such Guarantor Subsidiary, (ii) pari passu in right of payment with any existing and future unsecured senior indebtedness of such Guarantor Subsidiary, (iii) senior in right of payment to any future subordinated indebtedness of such Guarantor Subsidiary and (iv) effectively subordinated in right of payment to all existing and future secured indebtedness of such Guarantor Subsidiary, to the extent of the value of the collateral securing that indebtedness. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly owns 100% of the Non-Guarantor Subsidiaries.

Non-Guarantor Subsidiaries consist of wholly owned subsidiaries which conduct operations in the United Kingdom and Singapore, as well as CyrusOne Government Services LLC, a Delaware limited liability company and wholly owned subsidiary of CyrusOne LP, and the Finance Co-Issuer.
The following schedules present the balance sheets as of March 31, 2017 and December 31, 2016, and the statements of operations and comprehensive (loss) income for the three months ended March 31, 2017 and March 31, 2016, and the statements of cash

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

flows for the three months ended March 31, 2017 and March 31, 2016 for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries.
The consolidating statements of cash flows for the three months ended March 31, 2016 includes the purchase of CME in March 2016. The consolidating statements of cash flows for the three months ended March 31, 2017 includes the purchase of the Sentinel Properties on February 28, 2017. The results for the CME and Sentinel Properties purchases are included in the Guarantor Subsidiaries financial statements subsequent to the respective acquisitions.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Consolidating Balance Sheets

IN MILLIONS	As of March 31, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$156.9	$—	$—	$156.9
Buildings and improvements	—	—	—	—	1,234.8	34.8	1.3	1,270.9
Equipment	—	—	—	—	1,431.6	1.0	5.4	1,438.0
Construction in progress	—	—	—	—	369.4	—	2.3	371.7
Subtotal	—	—	—	—	3,192.7	35.8	9.0	3,237.5
Accumulated depreciation	—	—	—	—	(618.1)	(7.8)	—	(625.9)
Net investment in real estate	—	—	—	—	2,574.6	28.0	9.0	2,611.6
Cash and cash equivalents	—	—	—	—	18.1	2.3	—	20.4
Investment in subsidiaries	1,316.1	13.2	1,609.3	—	1.6	—	(2,940.2)	—
Restricted cash	—	—	—	—	0.6	—	—	0.6
Rent and other receivables, net	—	—	—	—	88.0	1.4	—	89.4
Intercompany receivable	16.2	—	1,459.1	—	—	0.5	(1,475.8)	—
Goodwill	—	—	—	—	455.1	—	—	455.1
Intangible assets, net	—	—	—	—	223.1	—	—	223.1
Other assets	—	—	—	—	141.1	2.5	—	143.6
Total assets	$1,332.3	$13.2	$3,068.4	$—	$3,502.2	$34.7	$(4,407.0)	$3,543.8
Accounts payable and accrued expenses	$37.7	$—	$4.3	$—	$224.5	$1.7	$—	$268.2
Deferred revenue	—	—	—	—	92.6	0.7	—	93.3
Intercompany payable	—	—	16.2	—	1,459.6	—	(1,475.8)	—
Capital lease obligations	—	—	—	—	7.2	5.2	—	12.4
Long-term debt, net	—	—	1,731.8	—	—	—	—	1,731.8
Lease financing arrangements	—	—	—	—	109.0	25.5	—	134.5
Total liabilities	37.7	—	1,752.3	—	1,892.9	33.1	(1,475.8)	2,240.2
Total stockholders' equity	1,294.6	13.2	1,316.1	—	1,609.3	1.6	(2,931.2)	1,303.6
Total liabilities and equity	$1,332.3	$13.2	$3,068.4	$—	$3,502.2	$34.7	$(4,407.0)	$3,543.8

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS	As of December 31, 2016
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$142.7	$—	$—	$142.7
Buildings and improvements	—	—	—	—	973.6	34.1	1.2	1,008.9
Equipment	—	—	—	—	1,036.8	1.0	5.1	1,042.9
Construction in progress	—	—	—	—	406.4	—	0.7	407.1
Subtotal	—	—	—	—	2,559.5	35.1	7.0	2,601.6
Accumulated depreciation	—	—	—	—	(571.3)	(7.2)	—	(578.5)
Net investment in real estate	—	—	—	—	1,988.2	27.9	7.0	2,023.1
Cash and cash equivalents	—	—	—	—	13.4	1.2	—	14.6
Investment in subsidiaries	1,170.3	11.7	1,376.1	—	2.0	—	(2,560.1)	—
Rent and other receivables, net	—	—	—	—	81.8	1.5	—	83.3
Intercompany receivable	18.6	—	1,057.7	—	—	0.5	(1,076.8)	—
Goodwill	—	—	—	—	455.1	—	—	455.1
Intangible assets, net	—	—	—	—	150.2	—	—	150.2
Other assets	—	—	—	—	123.4	2.7	—	126.1
Total assets	$1,188.9	$11.7	$2,433.8	$—	$2,814.1	$33.8	$(3,629.9)	$2,852.4
Accounts payable and accrued expenses	$33.9	$—	$4.8	$—	$187.7	$0.7	$—	$227.1
Deferred revenue	—	—	—	—	76.0	0.7	—	76.7
Intercompany payable	—	—	18.6	—	1,058.2	—	(1,076.8)	—
Capital lease obligations	—	—	—	—	5.6	5.2	—	10.8
Long-term debt, net	—	—	1,240.1	—	—	—	—	1,240.1
Lease financing arrangements	—	—	—	—	110.5	25.2	—	135.7
Total liabilities	33.9	—	1,263.5	—	1,438.0	31.8	(1,076.8)	1,690.4
Total stockholders' equity	1,155.0	11.7	1,170.3	—	1,376.1	2.0	(2,553.1)	1,162.0
Total liabilities and equity	$1,188.9	$11.7	$2,433.8	$—	$2,814.1	$33.8	$(3,629.9)	$2,852.4

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Consolidating Statements of Operations and Comprehensive Income (Loss)

IN MILLIONS	Three Months Ended March 31, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/ Consolidations	Total
Revenue:
Base revenue and other	$—	$—	$—	$—	$133.3	$0.9	$—	$134.2
Metered power reimbursements	—	—	—	—	14.8	0.3	—	15.1
Revenue	—	—	—	—	148.1	1.2	—	149.3
Costs and expenses:
Property operating expenses	—	—	—	—	51.7	0.6	—	52.3
Sales and marketing	—	—	—	—	4.9	—	—	4.9
General and administrative	—	—	—	—	15.8	—	—	15.8
Depreciation and amortization	—	—	—	—	55.3	0.4	—	55.7
Transaction and acquisition integration costs	—	—	—	—	0.6	—	—	0.6
Loss on disposal	—	—	—	—	0.2	—	—	0.2
Total costs and expenses	—	—	—	—	128.5	1.0	—	129.5
Operating income	—	—	—	—	19.6	0.2	—	19.8
Interest expense	—	—	15.0	—	—	0.6	(2.0)	13.6
Loss on extinguishment of debt	—	—	36.2	—	—	—	—	36.2
(Loss) income before income taxes	—	—	(51.2)	—	19.6	(0.4)	2.0	(30.0)
Income tax expense	—	—	—	—	(0.4)	—	—	(0.4)
Equity (loss) earnings related to investment in subsidiaries	(32.4)	(0.3)	18.8	—	(0.4)	—	14.3	—
Net (loss) income	(32.4)	(0.3)	(32.4)	—	18.8	(0.4)	16.3	(30.4)
Noncontrolling interest in net (loss) income	—	—	—	—	—	—	—	—
Net (loss) income attributed to common stockholders	(32.4)	(0.3)	(32.4)	—	18.8	(0.4)	16.3	(30.4)
Other comprehensive loss	—	—	—	—	—	—	—	—
Comprehensive (loss) income attributable to common stockholders	$(32.4)	$(0.3)	$(32.4)	$—	$18.8	$(0.4)	$16.3	$(30.4)

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS	Three Months Ended March 31, 2016
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue:
Base revenue and other	$—	$—	$—	$—	$105.4	$1.1	$—	$106.5
Metered power reimbursements	—	—	—	—	11.0	0.3	—	11.3
Revenue	—	—	—	—	116.4	1.4	—	117.8
Costs and expenses:
Property operating expenses	—	—	—	—	39.7	0.6	—	40.3
Sales and marketing	—	—	—	—	4.0	—	—	4.0
General and administrative	—	—	—	—	14.0	—	—	14.0
Depreciation and amortization	—	—	—	—	38.6	0.7	—	39.3
Transaction and acquisition integration costs	—	—	—	—	2.3	—	—	2.3
Total costs and expenses	—	—	—	—	98.6	1.3	—	99.9
Operating income	—	—	—	—	17.8	0.1	—	17.9
Interest expense	—	—	11.7	—	—	0.8	(0.4)	12.1
Income (loss) before income taxes	—	—	(11.7)	—	17.8	(0.7)	0.4	5.8
Income tax expense	—	—	—	—	(0.2)	—	—	(0.2)
Equity earnings (loss) related to investment in subsidiaries	5.2	0.1	16.9	—	(0.7)	—	(21.5)	—
Net income (loss)	5.2	0.1	5.2	—	16.9	(0.7)	(21.1)	5.6
Net income (loss) attributed to common stockholders	5.2	0.1	5.2	—	16.9	(0.7)	(21.1)	5.6
Other comprehensive loss	—	—	—	—	—	—	—	—
Comprehensive income (loss) attributable to common stockholders	$5.2	$0.1	$5.2	$—	$16.9	$(0.7)	$(21.1)	$5.6

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Consolidating Statements of Cash Flows

IN MILLIONS	Three Months Ended March 31, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Cash flows from operating activities:
Net (loss) income	$(32.4)	$(0.3)	(32.4)	$—	$18.8	$(0.4)	$16.3	$(30.4)
Equity (loss) earnings related to investment in subsidiaries	32.4	0.3	(18.8)	—	0.4	—	(14.3)	—
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	—	55.3	0.4	—	55.7
Non-cash interest expense and change in interest accrual	—	—	(1.0)	—	—	—	—	(1.0)
Stock-based compensation expense	—	—	—	—	3.7	—	—	3.7
Provision for bad debt	—	—	—	—	—	—	—	—
Loss on extinguishment of debt	—	—	36.2	—	—	—	—	36.2
Loss on disposal	—	—	—	—	0.2	—	—	0.2
Change in operating assets and liabilities:
Rent receivables and other assets	—	—	—	—	(20.3)	0.3	—	(20.0)
Accounts payable and accrued expenses	—	—	—	—	(5.9)	1.0	—	(4.9)
Deferred revenues	—	—	—	—	15.7	—	—	15.7
Net cash provided by (used in) operating activities	—	—	(16.0)	—	67.9	1.3	2.0	55.2
Cash flows from investing activities:
Capital expenditures - asset acquisitions, net of cash acquired	—	—	—	—	(492.3)	—	—	(492.3)
Capital expenditures - other development	—	—	—	—	(180.5)	—	(2.0)	(182.5)
Investment in subsidiaries	(210.8)	(2.1)	(210.8)	—	—	—	423.7	—
Changes in restricted cash	—	—	—	—	(0.6)	—	—	(0.6)
Return of investment	32.4	—	—	—	—	—	(32.4)	—
Intercompany borrowings	6.2	—	(401.5)	—	—	—	395.3	—
Net cash provided by (used in) investing activities	(172.2)	(2.1)	(612.3)	—	(673.4)	—	784.6	(675.4)
Cash flows from financing activities:
Issuance of common stock	211.0	—	—	—	—	—	—	211.0
Dividends paid	(32.4)	—	(32.4)	—	—	—	32.4	(32.4)
Intercompany borrowings	—	—	(6.2)	—	401.5	—	(395.3)	—
Borrowings from credit facility	—	—	440.0	—	—	—	—	440.0
Proceeds from issuance of debt	—	—	800.0	—	—	—	—	800.0
Payments on credit facility	—	—	(270.0)	—	—	—	—	(270.0)
Payments on senior notes	—	—	(474.8)	—	—	—	—	(474.8)
Payments on capital leases and lease financing arrangements	—	—	—	—	(2.1)	(0.2)	—	(2.3)
Tax payment upon exercise of equity awards	(6.4)	—	—	—	—	—	—	(6.4)
Contributions/distributions from parent	—	2.1	210.8	—	210.8	—	(423.7)	—
Debt issuance costs	—	—	(8.8)	—	—	—	—	(8.8)
Payment of debt extinguishment costs	—	—	(30.3)	—	—	—	—	(30.3)
Net cash provided by (used in) financing activities	172.2	2.1	628.3	—	610.2	(0.2)	(786.6)	626.0
Net increase in cash and cash equivalents	—	—	—	—	4.7	1.1	—	5.8
Cash and cash equivalents at beginning of period	—	—	—	—	13.4	1.2	—	14.6
Cash and cash equivalents at end of period	$—	$—	$—	$—	$18.1	$2.3	$—	$20.4

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS	Three Months Ended March 31, 2016
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Cash flows from operating activities:
Net income (loss)	$5.2	$0.1	$5.2	$—	$16.9	$(0.7)	$(21.1)	$5.6
Equity earnings (loss) related to investment in subsidiaries	(5.2)	(0.1)	(16.9)	—	0.7	—	21.5	—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	—	38.6	0.7	—	39.3
Non-cash interest expense and change in interest accrual	—	—	0.9	—	—	—	—	0.9
Stock-based compensation expense	—	—	—	—	3.0	—	—	3.0
Provision for bad debt	—	—	—	—	0.1	—	—	0.1
Change in operating assets and liabilities:
Rent receivables and other assets	—	—	—	—	6.0	0.2	—	6.2
Accounts payable and accrued expenses	—	—	7.1	—	(7.1)	—	—	—
Deferred revenues	—	—	—	—	(2.2)	(0.1)	—	(2.3)
Net cash provided by (used in) operating activities	—	—	(3.7)	—	56.0	0.1	0.4	52.8
Cash flows from investing activities:
Capital expenditures - asset acquisitions, net of cash acquired	—	—	—	—	(131.1)	—	—	(131.1)
Capital expenditures - other development	—	—	—	—	(78.5)	—	—	(78.5)
Investment in subsidiaries	(255.7)	(2.6)	(255.7)	—	—	—	514.0	—
Changes in restricted cash	—	—	—	—	0.8	—	—	0.8
Return of investment	20.8	—	—	—	—	—	(20.8)	—
Intercompany borrowings	13.5	—	27.1	—	—	—	(40.6)	—
Net cash provided by (used in) investing activities	(221.4)	(2.6)	(228.6)	—	(208.8)	—	452.6	(208.8)
Cash flows from financing activities:
Issuance of common stock	256.0	—	—	—	—	—	—	256.0
Dividends paid	(20.8)	—	(22.8)	—	—	—	20.8	(22.8)
Intercompany borrowings	—	—	(13.5)	—	(26.7)	—	40.2	—
Borrowings from credit facility	—	—	320.0	—	—	—	—	320.0
Payments on credit facility	—	—	(305.0)	—	—	—	—	(305.0)
Payments on capital leases and lease financing arrangements	—	—	—	—	(2.0)	(1.1)	—	(3.1)
Tax payment upon exercise of equity awards	(13.6)	—	—	—	—	—	—	(13.6)
Debt issuance costs	—	—	(2.1)	—	—	—	—	(2.1)
Contributions/distributions from parent	—	2.6	255.7	—	255.7	—	(514.0)	—
Net cash provided by (used in) financing activities	221.6	2.6	232.3	—	227.0	(1.1)	(453.0)	229.4
Net increase (decrease) in cash and cash equivalents	0.2	—	—	—	74.2	(1.0)	—	73.4
Cash and cash equivalents at beginning of period	—	—	—	—	10.4	3.9	—	14.3
Cash and cash equivalents at end of period	$0.2	$—	$—	$—	$84.6	$2.9	$—	$87.7

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

14. Subsequent Events

Subsequent to the end of the first quarter of 2017, CyrusOne exercised its option to purchase 48 acres of land in Quincy, Washington. The purchase positions the Company to offer what it believes to be one of the lowest cost data center solutions in the country and extends its geographic presence to the Pacific Northwest.

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
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the United States Securities and Exchange Commission, or SEC, pursuant to the Exchange Act. We discussed a number of material risks in Item 1A. “Risk Factors” of our Annual Report on Form 10-K/A for the year ended December 31, 2016. Those risks continue to be relevant to our performance and financial condition. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview
Our Company. We are a premier data center real estate investment trust (REIT). We own, operate and develop enterprise-class, carrier-neutral, multi-tenant data center properties. Our data centers are generally purpose-built facilities with redundant power and cooling. They are not network specific and enable customer connectivity to a range of telecommunication carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology (IT) infrastructure for 965 customers (not including customers that have signed leases but have not begun occupying space) in 39 data centers and 2 recovery centers in 12 distinct markets (10 cities in the U.S., London and Singapore). We provide twenty-four hours-a-day, seven-days-a-week security guard monitoring with customizable security features.
We provide mission-critical data center real estate assets that protect and ensure the continued operation of IT infrastructure for our customers. Our goal is to be the preferred global data center provider to Fortune 1000, including the largest enterprises and providers of cloud services. As of March 31, 2017, our customers included 190 of the Fortune 1000 or private or foreign enterprises of equivalent size. These 190 Fortune 1000 customers, or private or foreign enterprises of equivalent size, provided 69% of our annualized rent as of March 31, 2017. Additionally, as of March 31, 2017, our top 10 customers represented 37% of our annualized rent.

We cultivate long-term strategic relationships with our customers and provide them with solutions for their data center facilities and IT infrastructure challenges. Our offerings provide flexibility, reliability and security delivered through a tailored, customer service focused platform that is designed to foster long-term relationships. We focus on attracting customers that have not historically outsourced their data center needs and providing them with solutions that address their current and future needs. Our facilities and construction design allow us to offer flexibility in density and power resiliency, and the opportunity for expansion as our customers' needs grow. We provide twenty-four hours a day, seven days a week security guard monitoring with customizable security features. The CyrusOne National IX Platform delivers interconnection across states and between metro-enabled sites within the CyrusOne footprint and beyond. The platform enables high-performance, low-cost data transfer and accessibility for customers by uniting our data centers.
Our Portfolio. As of March 31, 2017, our property portfolio included 39 data centers and 2 recovery centers in 12 distinct markets (10 cities in the U.S., London and Singapore) collectively providing approximately 4,645,000 net rentable square feet (NRSF) and powered by approximately 435 megawatts of available critical load capacity. Since December 31, 2016, the NRSF increased by 741,000 due to increases in San Antonio of 184,000, Northern Virginia of 120,000, New York of 213,000, Raleigh-Durham of 156,000 and other properties accounted for the remaining increase. We own 27 of the buildings in which our data center facilities are located. We lease the remaining 14 buildings, which account for approximately 652,000 NRSF, or approximately 14% of our total operating NRSF. These leased buildings accounted for 21% of our total annualized rent as of March 31, 2017. We also had approximately 1,784,000 NRSF under development as well as an aggregate of approximately 916,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 218 acres of land that are available for future data center shell development. Along with our primary product offering, leasing of colocation space, our customers are increasingly interested in ancillary office and other space. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers.

Results of Operations
Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016:

IN MILLIONS, except share and per share data
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	$ Change	% Change
Revenue	$149.3	$117.8	$31.5	27%
Costs and expenses:
Property operating expenses	52.3	40.3	12.0	30%
Sales and marketing	4.9	4.0	0.9	23%
General and administrative	15.8	14.0	1.8	13%
Depreciation and amortization	55.7	39.3	16.4	42%
Transaction and acquisition integration costs	0.6	2.3	(1.7)	(74)%
Loss on disposal	0.2	—	0.2	n/m
Costs and expenses	129.5	99.9	29.6	30%
Operating income	19.8	17.9	1.9	11%
Interest expense	13.6	12.1	1.5	12%
Loss on extinguishment of debt	36.2	—	36.2	n/m
Net (loss) income before income taxes	(30.0)	5.8	(35.8)	n/m
Income tax expense	(0.4)	(0.2)	(0.2)	100%
Net (loss) income attributed to common stockholders	$(30.4)	$5.6	$(36.0)	n/m
Operating margin	13.3%	15.2%
Capital expenditures*:
Asset acquisitions, net of cash acquired	$492.3	$131.1	$361.2	n/m
Other development	181.0	77.6	103.4	133%
Other development recurring real estate	1.5	0.9	0.6	n/m
Total	$674.8	$209.6	$465.2	222%
Metrics information:
Colocation square feet*	2,477,000	1,607,000	870,000	54%
Utilization rate*	88%	89%	(1)%	(1)%
(Loss) income per share - basic and diluted	$(0.36)	$0.07
Dividend declared per share	$0.42	$0.38

*	See “Key Operating Metrics” set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2016 for a definition of capital expenditures, CSF and utilization rate.

Revenue

Revenue for the three months ended March 31, 2017 was $149.3 million, an increase of $31.5 million, or 26.7%, compared to $117.8 million for the three months ended March 31, 2016. The 15-year lease for data center space at the Aurora Properties with the CME Group, entered into on April 1, 2016, resulted in an increase in revenue of $6.5 million for the three months ended March 31, 2017. The acquisition of the Sentinel Properties on February 28, 2017 resulted in an increase in revenue of $4.1 million for the three months ended March 31, 2017. Metered power reimbursements increased $3.8 million, which includes $1.3 million from the two acquisitions mentioned above. Equipment sales for the three months ended March 31, 2017 were $2.4 million compared to $0.6 million for the three months ended March 31, 2016. The addition of new customers and growth from existing customers, net of churn and items mentioned above, resulted in increased revenue of $16.6 million for the three months ended March 31, 2017. As of March 31, 2017, we had approximately 4,645,000 NRSF, an increase of approximately 1,421,000 NRSF from March 31, 2016. As of March 31, 2017, we had 190 Fortune 1000 customers, or private or foreign enterprises of equivalent size, compared to 176 Fortune 1000 customers, or private or foreign enterprises of equivalent size, as of March 31, 2016. As of March 31, 2017, we had a total of 965 customers (not including customers that have signed leases but have not begun occupying space) as compared to approximately 938 customers as of March 31, 2016.

Our capacity at March 31, 2017 was approximately 2,477,000 CSF, which is an increase of 54% from March 31, 2016. The utilization rate of our data center facilities was 88% as of March 31, 2017, compared to 89% as of March 31, 2016. We have three data centers in the lease-up stage, and we refer to these as pre-stabilized properties. Excluding these properties, the utilization rate for our stabilized portfolio was 92% as of March 31, 2017, as compared to 89% as of March 31, 2016.

Recurring rent churn was 1.4% for the three months ended March 31, 2017, as compared to 1.3% for the three months ended March 31, 2016.
Costs and Expenses
Property operating expenses—For the three months ended March 31, 2017, Property operating expenses were $52.3 million, an increase of $12.0 million, or 29.8%, compared to $40.3 million for the three months ended March 31, 2016. The purchase of the Aurora Properties from CME on March 31, 2016 and the acquisition of the Sentinel Properties on February 28, 2017 resulted in an increase to Property operating expenses of $3.5 million. Equipment cost of sales increased $1.6 million for the three months ended March 31, 2017. Excluding the impact of the purchase of the Aurora Properties, the purchase of the Sentinel Properties and equipment cost of sales, Property operating expenses increased by $6.9 million. Electricity costs increased $3.0 million, property taxes increased $2.1 million and other facility costs increased $1.8 million, primarily to support our additional CSF deployed.
Sales and marketing expenses—For the three months ended March 31, 2017, Sales and marketing expenses were $4.9 million, an increase of $0.9 million, or 22.5%, compared to $4.0 million for the three months ended March 31, 2016. The increase was primarily due to severance-related costs of $0.5 million as a result of a reduction-in-force for the Marketing department, and increased payroll, advertising and other costs of $0.4 million.
General and administrative expenses—For the three months ended March 31, 2017, General and administrative expenses were $15.8 million, an increase of $1.8 million, compared to $14.0 million for the three months ended March 31, 2016. Payroll costs increased by $2.2 million due to higher payroll and related costs to support the growth in the business, partially offset by $0.4 million of lower costs for temporary staffing.
Depreciation and amortization expense—For the three months ended March 31, 2017, Depreciation and amortization expense was $55.7 million, an increase of $16.4 million, or 41.7%, compared to $39.3 million for the three months ended March 31, 2016. The purchase of the Aurora Properties from CME on March 31, 2016 and the acquisition of the Sentinel Properties on February 28, 2017 resulted in an increase in Depreciation and amortization expense of $6.2 million for the three months ended March 31, 2017. The remainder of the increase was driven by assets that were placed in service after the first quarter of 2016. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties and expand our existing data center facilities.
Transaction and acquisition integration costs—For the three months ended March 31, 2017, the Company incurred costs of $0.6 million primarily for integrating the Sentinel Properties after their acquisition. For the three months ended March 31, 2016, the Company incurred costs of $2.3 million associated with diligence efforts on certain targeted acquisitions including unrealized acquisitions.
Loss on disposal of assets—For the three months ended March 31, 2017, the Company recognized Loss on disposal of assets of $0.2 million related to the disposal of equipment at the Phoenix-Chandler and Chicago-Aurora locations.

Non-Operating Expenses
Interest expense—For the three months ended March 31, 2017, Interest expense was $13.6 million, an increase of $1.5 million, or 12.4%, as compared to $12.1 million for the three months ended March 31, 2016. The increase was primarily a result of additional borrowings under our Revolving Credit Facility, the issuance of the 2024 Notes and 2027 Notes in March 2017 and redemption of the 2022 Notes, partially offset by a reduction of $1.5 million due to an increase of capitalized interest.
Loss on extinguishment of debt—Loss on extinguishment of debt was $36.2 million for the three months ended March 31, 2017. Loss on extinguishment of debt was related to costs associated with the repurchase of the $474.8 million in aggregate face value of our 2022 Notes for total consideration of $515.1 million, including accrued and unpaid interest of $10.3 million. Deferred financing costs, bond premium and legal fees related to the 2022 Notes of $6.2 million were written off.
Income tax expense—For the three months ended March 31, 2017, Income tax expense was $0.4 million, an increase of $0.2 million, or 100%, as compared to $0.2 million for the three months ended March 31, 2016.
Capital Expenditures
For the three months ended March 31, 2017, capital expenditures were $674.8 million, as compared to $209.6 million for the corresponding period in 2016. The purchase price of the Sentinel Properties on February 28, 2017 was $492.3 million. Other capital expenditures for the first quarter of 2017 related primarily to development projects underway in Northern Virginia, Phoenix, Dallas, Chicago, San Antonio and Cincinnati. Capital expenditures for the three months ended March 31, 2016 were $209.6 million. Our capital expenditures for the three months ended March 31, 2016 related primarily to the development of additional square footage and power in our Phoenix, Houston, Dallas and Northern Virginia markets, and our purchase of CME Group's suburban Chicago data center in Aurora, Illinois, for $131.1 million.

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

We calculate FFO as net income (loss) computed in accordance with GAAP before real estate depreciation and amortization and Asset impairments and gain or loss on disposal. While it is consistent with the definition of FFO promulgated by the National Association of Real Estate Investment Trusts, our computation of FFO may differ from the methodology for calculating FFO used by other REITs. Accordingly, our FFO may not be comparable to others.

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

The following table reflects the computation of FFO and Normalized FFO for the three months ended March 31, 2017 and March 31, 2016:
CyrusOne Inc.
Reconciliation of Net (Loss) Income to FFO and Normalized FFO
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,		Change
	2017	2016	$	%
Net (loss) income	$(30.4)	$5.6	$(36.0)	n/m
Adjustments:
Real estate depreciation and amortization	48.7	33.0	15.7	48%
Loss on disposal	0.2	—	0.2	n/m
Funds from Operations (FFO)	$18.5	$38.6	$(20.1)	(52)%
Loss on extinguishment of debt	36.2	—	36.2	n/m
Amortization of customer relationship intangibles	5.2	4.8	0.4	8%
Transaction and acquisition integration costs	0.6	2.3	(1.7)	(74)%
Severance and management transition costs	0.5	—	0.5	n/m
Legal claim costs	0.2	0.2	—	—%
Normalized Funds from Operations (Normalized FFO)	$61.2	$45.9	$15.3	33%

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

The following table reflects the computation of NOI and Net (Loss) Income for the three months ended March 31, 2017 and March 31, 2016:

CyrusOne Inc.
Reconciliation of Revenue to Net Operating Income to Net (Loss) Income
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,		Change
	2017	2016	$	%
Revenue	$149.3	$117.8	$31.5	27%
Property operating expenses	52.3	40.3	12.0	30%
Net Operating Income	$97.0	$77.5	$19.5	25%
Sales and marketing	4.9	4.0	0.9	23%
General and administrative	15.8	14.0	1.8	13%
Depreciation and amortization	55.7	39.3	16.4	42%
Transaction and acquisition integration costs	0.6	2.3	(1.7)	(74)%
Loss on disposal	0.2	—	0.2	n/m
Interest expense	13.6	12.1	1.5	12%
Loss on extinguishment of debt	36.2	—	36.2	n/m
Income tax expense	0.4	0.2	0.2	100%
Net (Loss) Income	$(30.4)	$5.6	$(36.0)	n/m

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

On July 1, 2016, we established an “at the market” stock offering program (ATM Program), pursuant to which CyrusOne Inc. may issue and sell from time to time shares of common stock having an aggregate gross sales price of up to $320.0 million to or through sales agents. Sales of shares of CyrusOne Inc. common stock under the ATM Program are made by means of ordinary brokers’ transactions on the NASDAQ Global Select Market or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of CyrusOne Inc., at negotiated prices. During the three months ended March 31, 2017, the Company did not sell any of its common stock under this program.
On February 27, 2017, the Company effected a full physical early settlement of the previously announced forward sale agreements entered into with Goldman, Sachs & Co. on August 10, 2016 relating to, in the aggregate, approximately 4.4 million shares of the Company’s common stock. Upon settlement, the Company issued and sold all such shares to Goldman, Sachs & Co., in its capacity as forward purchaser, in exchange for net proceeds of approximately $210.8 million, in accordance with the provisions of the forward sales agreements. Such proceeds were used to finance, in part, the acquisition of the Sentinel Properties (as defined below). Our total stock issuance for the first quarter of 2017 was $211.0 million which included $0.2 million related to the employee stock purchase plans.
On February 28, 2017, CyrusOne closed its acquisition of two enterprise-class data centers located in Somerset, New Jersey and Raleigh-Durham, North Carolina (the Sentinel Properties) from Sentinel Data Centers. The Company paid aggregate cash consideration of approximately $492.3 million in connection therewith, including transaction related costs of $1.5 million. The transaction was financed by the Company with proceeds from settlement of its forward equity sale described above and borrowings under its Revolving Credit Facility.
On March 17, 2017, CyrusOne LP and CyrusOne Finance Corp. completed their offering of $500.0 million aggregate principal amount of 5.000% senior notes due 2024 (2024 Notes) and $300.0 million aggregate principal amount of 5.375% senior notes due 2027 (2027 Notes, and together with the 2024 Notes, the New Notes) in a private offering. The issuers have agreed to use commercially reasonable efforts to file an exchange offer registration statement with the SEC and to have the registration statement declared effective on or prior to the 390th day after the issue date of the New Notes, and to complete an exchange offer. The Company received proceeds of $791.2 million, net of underwriting costs of $8.8 million. In addition, the Company incurred approximately $1.5 million in other costs. The deferred financing costs totaled $10.3 million.
The 2024 Notes will mature on March 15, 2024 and the 2027 Notes will mature on March 15, 2027, in each case unless earlier redeemed or repurchased. The New Notes are guaranteed on a joint and several basis by CyrusOne Inc., CyrusOne GP and all of CyrusOne LP’s existing domestic subsidiaries (other than CyrusOne Finance Corp. and CyrusOne Government Services LLC). Each of CyrusOne LP’s restricted subsidiaries (other than any designated excluded subsidiary or receivables entity) that guarantees any other indebtedness of CyrusOne LP or other indebtedness of the guarantors will be required to guarantee the New Notes in the future.
The Company used the net proceeds from the offering (i) to finance its repurchase and redemption of all of its outstanding 6.375% Senior Notes due 2022 (the 2022 Notes), of which $474.8 million in aggregate principal amount was outstanding, (ii) for the repayment of borrowings outstanding under the operating partnership’s Revolving Credit Facility and (iii) for the payment of related premiums, fees, discounts and expenses.

As of March 31, 2017, the total number of outstanding shares of common stock was approximately 87.7 million.
Short-term Liquidity

Our short-term liquidity requirements primarily consist of operating, sales and marketing, and general and administrative expenses, dividend payments and capital expenditures composed primarily of acquisition and development costs for data center properties. For the three months ended March 31, 2017, our capital expenditures, including the purchase of the Sentinel Properties on February 28, 2017 were $674.8 million. Our capital expenditures are discretionary, excluding leases under contract, and will be applied to expand our existing data center properties, acquire or construct new facilities, or both. We intend to continue to pursue additional growth opportunities and are prepared to commit additional resources to support this growth. We expect to fund future capital expenditures from the cash available on our balance sheet, borrowings under our Revolving Credit Facility and other financings including potential issuances of debt and equity securities. We expect our total estimated capital expenditures, excluding the purchase of Sentinel Properties for $492.3 million on February 28, 2017, for 2017 to be between $600 million and $650 million.
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

As of March 31, 2017, our Long-term debt, Capital lease obligations and Lease financing arrangements were $1,878.7 million, consisting of $500.0 million of 2024 Notes, $300.0 million of 2027 Notes, $405.0 million outstanding under the Revolving Credit

Facility, $550.0 million outstanding, in the aggregate, under the Initial Term Loan and Additional Term Loan, Capital lease obligations of $12.4 million and Lease financing arrangements of $134.5 million, partially offset by deferred financing costs of $23.2 million. Available capacity under the Revolving Credit Facility as of March 31, 2017, was $586.5 million, which included $1.0 billion under the Revolving Credit Facility less outstanding borrowings of $405.0 million and letters of credit of $8.5 million. Total liquidity as of March 31, 2017 was $606.9 million, which included availability of $586.5 million under the Revolving Credit Facility and cash equivalents of $20.4 million.
Cash Flows
Comparison of Three Months Ended March 31, 2017 and March 31, 2016

Cash flow increased by $2.4 million for the three months ended March 31, 2017. Cash provided by operations was $55.2 million for the three months ended March 31, 2017, compared to $52.8 million for the three months ended March 31, 2016. The increase was primarily driven by an increase in net operating income of $19.5 million. This increase was offset by the following: Deferred revenue and straight-line rent recognized increased $7.4 million primarily due to free rent periods on long-term, large contracts; increase in annual bonus payments of $3.8 million due to achievement of annual targets; leasing commissions paid in the first quarter of 2017 increased $2.0 million as a result of obtaining these large, long-term contracts; and interest expense increased $1.5 million. The remaining increase was partially offset by increased sales and marketing, and general and administrative expenses.

Cash used in investing activities was $675.4 million for the three months ended March 31, 2017, compared to $208.8 million for the three months ended March 31, 2016. Our capital expenditures for 2017 included the purchase of the Sentinel Properties for $492.3 million and $182.5 million related primarily to development projects underway in Northern Virginia, Phoenix, Dallas, Chicago, San Antonio and Cincinnati. Capital expenditures for the three months ended March 31, 2016 was primarily due to our acquisition of CME Group's suburban Chicago data center in Aurora, Illinois for $131.1 million. Additional capital expenditures during the first quarter of 2016 totaled $78.5 million and included the development of additional square footage and power in our Phoenix 2, Houston West 3, Carrollton and Northern Virginia data centers.

Cash provided by financing activities was $626.0 million for the three months ended March 31, 2017, compared to $229.4 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, cash provided by financing activities was due to proceeds from the issuance of debt of $800.0 million, net proceeds from the issuance of common stock of $211.0 million, and net borrowings under the Second Amended and Restated Credit Agreement of $170.0 million. Cash used in financing activities during the three months ended March 31, 2017 was due to the repurchase and redemption of the 2022 Notes of $474.8 million, payment of debt extinguishment and debt issuance costs of $39.1 million, dividends paid to stockholders of $32.4 million, tax payments upon the exercise of equity awards of $6.4 million and other items of $2.3 million. For the three months ended March 31, 2016, cash provided by financing activities was due to net borrowings under the Second Amended and Restated Credit Agreement of $15.0 million and the issuance of common stock of $256.0 million. Cash used in financing activities for the three months ended March 31, 2016 was due to dividends paid to stockholders of $22.8 million, tax payments upon the exercise of equity awards of $13.6 million and other items of $5.2 million.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure to interest rate risk, arising from variable-rate borrowings under the Second Amended and Restated Credit Agreement and our fixed-rate long-term debt.
The following table sets forth the carrying value and fair value face amounts, maturity dates, and average interest rates at March 31, 2017, for our fixed-rate debt and variable-rate debt, excluding Capital lease obligations and Lease financing arrangements:

IN MILLIONS	2017	2018	2019	2020	2021	Thereafter	Total Carrying Value	Total Fair Value
Fixed-rate debt	—	—	—	—	—	$500.0	$500.0	$511.3
Average interest rate on fixed-rate debt	—	—	—	—	—	5.000%
Fixed-rate debt	—	—	—	—	—	$300.0	$300.0	$303.8
Average interest rate on fixed-rate debt	—	—	—	—	—	5.375%
Variable-rate debt (Revolving Credit Facility)	—	—	—	$405.0	—	—	$405.0	$405.0
Average interest rate on variable-rate debt	—	—	—	2.324%	—	—
Variable-rate debt (Term Loans)	—	—	—	—	—	$300.0	$300.0	$300.0
Average interest rate on variable-rate debt	—	—	—	—	—	2.296%
Variable-rate debt (Term Loans)	—	—	—	—	$250.0	—	$250.0	$250.0
Average interest rate on variable-rate debt	—	—	—		2.296%	—
Refer to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016 for a description of the Company’s market risks. There were no material changes for the period ended March 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, from time to time we are subject to claims and administrative proceedings. We do not believe any currently outstanding matters would have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations, liquidity and cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2016, filed with the SEC on February 27, 2017, which is accessible on the SEC’s website at www.sec.gov, except as noted below.

We have significant outstanding indebtedness that involves significant debt service obligations, limits our operational and financial flexibility, exposes us to interest rate fluctuations and exposes us to the risk of default under our debt obligations.

As of March 31, 2017, we had a total combined indebtedness, including capital lease obligations, of approximately $1,744.2 million and lease financing arrangements of $134.5 million. We also currently have the ability to borrow up to an additional $586.5 million under our Revolving Credit Facility, net of outstanding letters of credit of approximately $8.5 million, subject to satisfying certain financial tests. Our Second Amended and Restated Credit Agreement also contains an accordion feature that, as of March 31, 2017, allows the operating partnership to request an increase in the total commitment by up to $300.0 million. There are no limits on the amount of indebtedness we may incur other than limits contained in the indentures governing our 2024 Notes and 2027 Notes, our Second Amended and Restated Credit Agreement or future agreements that we may enter into or as may be set forth in any policy limiting the amount of indebtedness we may incur adopted by CyrusOne’s board of directors. A substantial level of indebtedness could have adverse consequences for our business, financial condition and results of operations because it could, among other things:

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

•
require us to maintain certain debt coverage and other financial metrics at specified levels, thereby reducing our financial flexibility and, in the event of a failure to comply with such requirements, creating the risk of a material adverse effect on our ability to fulfill our obligations under our debt and on our business and prospects generally;

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

The agreements governing our indebtedness place significant operational and financial restrictions on us and our subsidiaries, reducing our operational flexibility and creating default risks.

The agreements governing our indebtedness contain covenants, and the terms of any future agreements may contain covenants, that place restrictions on us and our subsidiaries. These covenants restrict, among other things, our and our subsidiaries’ ability to:

•	merge, consolidate or transfer all, or substantially all, of our or our subsidiaries’ assets;

•	incur or guarantee additional debt or issue preferred stock;

•	make certain investments or acquisitions;

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

•	create liens on our or our subsidiaries’ assets;

•	sell assets;

•	make capital expenditures;

•	incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries;

•	make distributions on or repurchase our stock;

•	enter into transactions with affiliates;

•	issue or sell stock of our subsidiaries; and

•	change the nature of our business.

These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. These covenants could also impair our ability to plan for or react to market conditions or meet capital needs, or our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our interest. In addition, the indentures governing our 2024 Notes and 2027 Notes and our Second Amended and Restated Credit Agreement require us to maintain specified financial ratios and satisfy financial condition tests. The indentures governing our 2024 Notes and 2027 Notes also require our operating partnership and its subsidiaries to maintain total unencumbered assets of at least 150% of the aggregate principal amount of their outstanding unsecured debt on a consolidated basis. Our ability to comply with these metrics or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants or covenants under any other agreements governing our indebtedness could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders or holders thereof could elect to declare all outstanding debt under such agreements to be immediately due and payable. If we were unable to repay or refinance the accelerated debt, the lenders or holders, as applicable, could proceed against any assets pledged to secure that debt, including foreclosing on or requiring the sale of our data centers, and our assets may not be sufficient to repay such debt in full.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2017, the Company had no unregistered sales of equity securities or purchases of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibit No.	Exhibit Description

2.1+
Transaction Agreement, dated February 4, 2017, by and among CyrusOne LP, Sentinel Properties - Durham, LLC, Russo-Somerset, LLC, Sentinel Properties - Franklin, LLC, Sentinel NC-1, LLC and 800 Cottontail, LLC.

3.1	Articles of Amendment and Restatement of CyrusOne Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed by CyrusOne Inc. on January 25, 2013 (File No. 001-35789)).

3.2	Amended and Restated Bylaws of CyrusOne Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed by CyrusOne Inc. on March 17, 2017 (File No. 001-35789)).

4.1
Indenture, dated as of March 17, 2017, by and among CyrusOne LP and CyrusOne Finance Corp., as issuers, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee, relating to the 5.000% Senior Notes due 2024 (Incorporated by reference to Exhibit 4.1 of Form 8-K, filed by CyrusOne Inc. on March 17, 2017 (File No. 001-35789)).

4.2
Indenture, dated as of March 17, 2017, by and among CyrusOne LP and CyrusOne Finance Corp., as issuers, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee, relating to the 5.375% Senior Notes due 2027 (Incorporated by reference to Exhibit 4.2 of Form 8-K, filed by CyrusOne Inc. on March 17, 2017 (File No. 001-35789)).

4.3
Registration Rights Agreement dated March 17, 2017, among CyrusOne LP, CyrusOne Finance Corp., the guarantors party thereto and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets, LLC, as representatives of the initial purchasers (Incorporated by reference to Exhibit 4.5 of Form 8-K, filed by CyrusOne Inc. on March 17, 2017 (File No. 001-35789)).

4.4
Registration Rights Agreement dated March 17, 2017, among CyrusOne LP, CyrusOne Finance Corp., the guarantors party thereto and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets, LLC, as representatives of the initial purchasers (Incorporated by reference to Exhibit 4.6 of Form 8-K, filed by CyrusOne Inc. on March 17, 2017 (File No. 001-35789)).

10.1+ †	Form of Director Restricted Stock Award under the provisions of the CyrusOne Restated 2012 Long Term Incentive Plan.

10.2+ †	Form of Executive Time-Based Restricted Stock Unit Award under the provisions of the CyrusOne Restated 2012 Long Term Incentive Plan.

10.3+ †	Form of Executive Performance-Based Restricted Stock Unit Award under the provisions of the CyrusOne Restated 2012 Long Term Incentive Plan.

31.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)*	XBRL Instance Document.

(101.SCH)*	XBRL Taxonomy Extension Schema Document.

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Submitted electronically with this report.
†	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of May, 2017.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President and Chief Executive Officer

By:	/s/ Diane M. Morefield
Diane M. Morefield
Executive Vice President and Chief Financial Officer

By:	/s/ Amitabh Rai
Amitabh Rai
Senior Vice President and Chief Accounting Officer