Form 10-Q
period 2017-06-30
CyrusOne Inc.
filed 2017-08-07
CIK 1553023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Yes  ☐    No  ☒
There were 91,292,471 shares of common stock outstanding as of July 31, 2017 with a par value of $0.01 per share.

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

CyrusOne Inc. is a real estate investment trust, or REIT, whose only material asset is its ownership of operating partnership units of CyrusOne LP. As a result, CyrusOne Inc. does not conduct business itself, other than acting as the sole beneficial owner and sole trustee of CyrusOne GP (the sole general partner of CyrusOne LP), a Maryland statutory trust, issuing public equity from time to time and guaranteeing certain debt of CyrusOne LP and certain of its subsidiaries. CyrusOne Inc. itself does not issue any indebtedness but guarantees the debt of CyrusOne LP and certain of its subsidiaries, as disclosed in this report. CyrusOne LP and its subsidiaries hold substantially all the assets of the Company. CyrusOne LP conducts the operations of the business, along with its subsidiaries, and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by CyrusOne Inc., which are generally contributed to CyrusOne LP in exchange for operating partnership units, CyrusOne LP generates the capital required for the Company's business through CyrusOne LP's operations and by CyrusOne LP's incurrence of indebtedness.
As of June 30, 2017, the total number of outstanding shares of common stock was approximately 91.3 million. CyrusOne Inc., directly or indirectly, owns all the operating partnership units of CyrusOne LP. As the direct or indirect owner of all the operating partnership units of CyrusOne LP and as sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP, CyrusOne Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CyrusOne Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

IN MILLIONS, except share and per share amounts
As of	June 30, 2017	December 31, 2016
Assets
Investment in real estate:
Land	$160.0	$142.7
Buildings and improvements	1,291.7	1,008.9
Equipment	1,525.3	1,042.9
Construction in progress	555.8	407.1
Subtotal	3,532.8	2,601.6
Accumulated depreciation	(679.6)	(578.5)
Net investment in real estate	2,853.2	2,023.1
Cash and cash equivalents	40.0	14.6
Rent and other receivables (net of allowance for doubtful accounts of $2.4 and $2.1 as of June 30, 2017 and December 31, 2016, respectively)	93.4	83.3
Restricted cash	0.8	—
Goodwill	455.1	455.1
Intangible assets (net of accumulated amortization of $122.7 and $110.7 as of June 30, 2017 and December 31, 2016, respectively)	216.3	150.2
Other assets	157.8	126.1
Total assets	$3,816.6	$2,852.4
Liabilities and equity
Accounts payable and accrued expenses	$276.0	$227.1
Deferred revenue	96.5	76.7
Capital lease obligations	11.7	10.8
Long-term debt, net	1,832.5	1,240.1
Lease financing arrangements	134.0	135.7
Total liabilities	2,350.7	1,690.4
Commitment and contingencies
Equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 91,291,228 and 83,536,250 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	0.9	0.8
Additional paid in capital	1,821.9	1,412.3
Accumulated deficit	(355.7)	(249.8)
Accumulated other comprehensive loss	(1.2)	(1.3)
Total stockholders’ equity	1,465.9	1,162.0
Total liabilities and equity	$3,816.6	$2,852.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

IN MILLIONS, except per share data
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Revenue:
Base revenue and other	$151.1	$118.2	$285.3	$224.7
Metered power reimbursements	15.8	11.9	30.9	23.2
Revenue	166.9	130.1	316.2	247.9
Costs and expenses:
Property operating expenses	59.6	44.8	111.9	85.1
Sales and marketing	4.3	4.2	9.2	8.2
General and administrative	17.3	14.9	33.1	28.9
Depreciation and amortization	63.7	44.7	119.4	84.0
Transaction and acquisition integration costs	1.7	0.4	2.3	2.7
Asset impairments and loss on disposal	3.6	—	3.8	—
Total costs and expenses	150.2	109.0	279.7	208.9
Operating income	16.7	21.1	36.5	39.0
Interest expense	16.5	11.5	30.1	23.6
Loss on extinguishment of debt	0.3	—	36.5	—
Net (loss) income before income taxes	(0.1)	9.6	(30.1)	15.4
Income tax expense	(0.7)	(0.5)	(1.1)	(0.7)
Net (loss) income	$(0.8)	$9.1	$(31.2)	$14.7
Basic weighted average common shares outstanding	88.1	78.3	86.0	75.2
Diluted weighted average common shares outstanding	88.1	79.0	86.0	76.0
(Loss) income per share - basic and diluted	$(0.01)	$0.11	$(0.37)	$0.19
Dividends declared per share	$0.42	$0.38	$0.84	$0.76

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

IN MILLIONS
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net (loss) income	$(0.8)	$9.1	$(31.2)	$14.7
Other comprehensive income (loss):
Foreign currency translation adjustments	0.1	(0.1)	0.1	(0.1)
Comprehensive (loss) income	$(0.7)	$9.0	$(31.1)	$14.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Shareholder's Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
IN MILLIONS
Balance January 1, 2016	72.6	$0.7	$967.2	$(145.9)	$(0.4)	$821.6
Net income	—	—	—	14.7	—	14.7
Stock issuance costs	—	—	(0.5)	—	—	(0.5)
Stock-based compensation	0.6	—	6.2	—	—	6.2
Tax payment upon exercise of equity awards	(0.5)	—	(13.6)	—	—	(13.6)
Issuance of common stock	6.9	0.1	256.4	—	—	256.5
Foreign currency translation adjustment	—	—	—	—	(0.1)	(0.1)
Dividends declared, $0.76 per share	—	—	—	(60.3)	—	(60.3)
Balance at June 30, 2016	79.6	$0.8	$1,215.7	$(191.5)	$(0.5)	$1,024.5

Balance January 1, 2017	83.5	0.8	1,412.3	(249.8)	(1.3)	1,162.0
Net loss	—	—	—	(31.2)	—	(31.2)
Stock-based compensation	(0.1)	—	7.7	—	—	7.7
Tax payment upon exercise of equity awards	(0.1)	—	(6.6)	—	—	(6.6)
Issuance of common stock	8.0	0.1	408.5	—	—	408.6
Foreign currency translation adjustment	—	—	—	—	0.1	0.1
Dividends declared, $0.84 per share	—	—	—	(74.7)	—	(74.7)
Balance at June 30, 2017	91.3	$0.9	$1,821.9	$(355.7)	$(1.2)	$1,465.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

IN MILLIONS
	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cash flows from operating activities:
Net (loss) income	$(31.2)	$14.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	119.4	84.0
Non-cash interest expense and change in interest accrual	10.7	1.5
Stock-based compensation expense	7.7	6.2
Provision for bad debt	0.3	0.7
Loss on extinguishment of debt	36.5	—
Asset impairments and loss on disposal	3.8	—
Change in operating assets and liabilities:
Rent receivables and other assets	(41.3)	(8.9)
Accounts payable and accrued expenses	(3.3)	1.7
Deferred revenues	18.9	(7.0)
Net cash provided by operating activities	121.5	92.9
Cash flows from investing activities:
Capital expenditures – asset acquisitions, net of cash acquired	(492.3)	(131.1)
Capital expenditures – other development	(485.0)	(247.1)
Changes in restricted cash	(0.8)	1.2
Net cash used in investing activities	(978.1)	(377.0)
Cash flows from financing activities:
Issuance of common stock	408.6	256.5
Stock issuance costs	—	(0.5)
Dividends paid	(69.1)	(52.9)
Borrowings from credit facility	1,010.0	415.0
Payments on credit facility	(737.3)	(315.0)
Payments on senior notes	(474.8)	—
Proceeds from issuance of debt	800.0	—
Payments on capital leases and lease financing arrangements	(4.8)	(4.4)
Debt issuance costs	(13.6)	(2.1)
Payment of debt extinguishment costs	(30.4)	—
Tax payment upon exercise of equity awards	(6.6)	(13.6)
Net cash provided by financing activities	882.0	283.0
Net increase (decrease) in cash and cash equivalents	25.4	(1.1)
Cash and cash equivalents at beginning of period	14.6	14.3
Cash and cash equivalents at end of period	$40.0	$13.2
Supplemental disclosures
Cash paid for interest	$27.5	$27.2
Cash paid for income taxes	1.6	1.2
Capitalized interest	8.1	5.0
Non-cash investing and financing activities
Acquisition and development of properties in accounts payable and other liabilities	163.4	77.4
Dividends payable	39.4	31.8
Debt issuance cost payable	0.1	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

1. Description of Business
CyrusOne Inc., together with CyrusOne GP, a wholly owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. wholly owns CyrusOne LP (the operating partnership) and the subsidiaries of the operating partnership (collectively, “CyrusOne”, “we”, “us”, “our”, and the “Company”) is an owner, operator and developer of enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Our customers operate in a number of industries, including information technology, financial services, energy, oil and gas, mining, medical and consumer goods and services. We currently operate 40 data centers and 2 recovery centers located in the United States, United Kingdom and Singapore.

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
On February 28, 2017, CyrusOne closed its acquisition of two data centers located in Somerset, New Jersey and Raleigh-Durham, North Carolina (the Sentinel Properties) from Sentinel Data Centers. The Company paid aggregate cash consideration of approximately $492.3 million in connection therewith, including transaction related costs of $1.5 million. The transaction was financed by the Company with proceeds from settlement of its forward equity sale described above and borrowings under its Revolving Credit Facility (as defined below).
On March 17, 2017, CyrusOne LP and CyrusOne Finance Corp. completed their offering of $500.0 million aggregate principal amount of 5.000% senior notes due 2024 (2024 Notes) and $300.0 million aggregate principal amount of 5.375% senior notes due 2027 (2027 Notes, and together with the 2024 Notes, the New Notes) in a private offering. The issuers have agreed to use commercially reasonable efforts to file an exchange offer registration statement with the Securities and Exchange Commission (SEC) and to have the registration statement declared effective on or prior to the 390th day after the issue date of the New Notes, and to complete an exchange offer. The Company received proceeds of $791.2 million, net of underwriting costs of $8.8 million. In addition, the Company incurred approximately $2.1 million in other costs.

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
During the three months ended June 30, 2017, the Company sold approximately 3.6 million shares of its common stock under the At the Market (ATM) stock offering program initiated in July 2016, generating net proceeds of approximately $197.5 million after giving effect to sales agent commissions of $2.5 million.
Our total stock issuance for the first six months of 2017 was $408.6 million which included $0.4 million related to the employee stock purchase plans.
On June 16, 2017, CyrusOne LP entered into an amendment to its senior Second Amended and Restated Credit Agreement (as defined below) that increased the total commitments thereunder by $450.0 million to $2.0 billion and provided additional flexibility to pursue various initiatives, including joint ventures and international expansion. The amendment increased the size of the term loan maturing in January 2022 from $300.0 million to $650.0 million and expanded the Revolving Credit Facility by $100.0 million to $1.1 billion. Proceeds from the $350.0 million term loan increase were used to pay down borrowings under the Revolving Credit Facility. The existing $250.0 million term loan maturing in September 2021 remained unchanged. The amendment refreshes the amount available under the accordion feature of the Second Amended and Restated Credit Agreement to enable CyrusOne LP to increase the total loan commitments under the Second Amended and Restated Credit Agreement to up to $2.3 billion from time to time.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

3. Basis of Presentation
The accompanying financial statements as of June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and June 30, 2016, are prepared on a consolidated basis.
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
Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our condensed consolidated financial statements as of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited financial statements as of December 31, 2016. All amounts reflected are in millions except share and per share data. Base revenue and other and metered power reimbursements for the three and six months ended June 30, 2016 have been presented separately to conform with the presentation for the three and six months ended June 30, 2017. There is no change to total revenue as a result of this change in presentation.

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

CyrusOne Inc.
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

At June 30, 2017, there was one customer with receivables that made up approximately 20% of the Company's Rent and other receivables balance. At December 31, 2016, there were no customers with receivables that made up 10% of the Company's Rent and other receivables balance.
Deferred Leasing Costs—Deferred leasing costs are presented with Other assets in the accompanying consolidated balance sheets. Leasing commissions incurred at the commencement of a new lease are capitalized and amortized over the term of the customer lease. Amortization of deferred leasing costs is presented with Depreciation and amortization in the accompanying consolidated statements of operations. If a lease terminates prior to the expiration of the lease, the remaining unamortized cost is written off to amortization expense. As of June 30, 2017 and December 31, 2016, deferred leasing costs were $29.3 million and $23.3 million, respectively, which are included in Other assets.
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
Revenue Recognition—Colocation rentals are generally billed monthly in advance, and some contracts have escalating payments over the term of the contract. If rents escalate without the lessee gaining access to or control over additional leased space or power, and the lessee takes possession of, or controls the physical use of the property (including all contractually committed power) at

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

the beginning of the lease term, the rental payments by the lessee are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional leased space or power, revenue is recognized in proportion to the additional space or power in the periods that the lessee has control over the use of the additional space or power. The excess of revenue recognized over amounts contractually due is recognized in Other assets in the accompanying consolidated balance sheets. As of June 30, 2017 and December 31, 2016, straight-line rent receivable was $86.1 million and $67.6 million, respectively. Revenue is recognized for services or products that are deemed separate units of accounting. When a customer makes an advance payment or they are contractually obligated to pay any amounts in advance, which is not deemed a separate unit of accounting, Deferred revenue liability is recorded. This revenue is recognized ratably over the expected term of the lease, unless the pattern of service suggests otherwise. As of June 30, 2017 and December 31, 2016, Deferred revenue was $96.5 million and $76.7 million, respectively.
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
Depreciation and Amortization Expense—Depreciation expense is recognized over the estimated useful lives of real estate applying the straight-line method. The useful life of leased real estate and leasehold improvements is the lesser of the economic useful life of the asset or the term of the lease, including optional renewal periods if renewal of the lease is reasonably assured. The residual value of leased real estate is estimated as the lesser of (i) the expected fair value of the asset at the end of the lease term or (ii) the expected amount of the unamortized liability at the end of the lease term. Estimated useful lives are periodically reviewed. Depreciation expense was $55.3 million and $104.2 million for the three and six months ended June 30, 2017, respectively, and $38.3 million and $71.3 million for the three and six months ended June 30, 2016, respectively.
Amortization expense is recognized over the estimated useful lives of finite-lived intangibles. Finite-lived intangibles include trademarks, customer relationships, favorable leasehold interests, trade names and deferred leasing costs. As of June 30, 2017, the estimated remaining weighted average useful life of trademarks and customer relationships was 9 and 12 years, respectively. In addition, we have a favorable leasehold interest related to a land lease that is being amortized over the lease term of 51 years. The trade name is being amortized over three years. Deferred leasing costs are amortized over 3 to 5 years. Amortization expense was $8.4 million and $15.2 million for the three and six months ended June 30, 2017, respectively, and $6.4 million and $12.7 million for the three and six months ended June 30, 2016, respectively.
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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions. The Company's previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years prior to 2012, and we have no liabilities for uncertain tax positions as of June 30, 2017.
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
Stock-Based Compensation—Our board of directors adopted the 2012 Long-Term Incentive Plan (LTIP), which was amended and restated by our stockholders on May 2, 2016. The LTIP is administered by the compensation committee of the board of directors. Awards issuable under the LTIP include common stock, restricted stock, restricted stock units, stock options and other incentive awards. See Note 9 for additional details relating to these awards.
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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Business Segments —Business segments are components of an enterprise for which separate financial information is available and regularly viewed by the chief operating decision maker to assess performance and allocate resources. Our chief operating decision maker, the Company's Chief Executive Officer, reviews our financial information on an aggregate basis. Furthermore, our data centers have similar economic characteristics and customers across all geographic locations, and our service offerings have similar production processes, deliver services in a similar manner and use the same types of facilities and similar technologies. As a result, we have concluded that we have one reportable business segment. One customer represented approximately 18% of our revenue for the six months ended June 30, 2017.

Recently Issued Accounting Standards—Accounting Standards Update (ASU) No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606)

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, which supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition" and most industry-specific guidance. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09. The new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for CyrusOne) and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application. We are beginning to evaluate the adoption alternatives and the impact of ASU 2014-09 on our consolidated financial statements. Our initial evaluation is that revenue from base colocation services, which is a majority of our revenues, would not be materially impacted by the adoption of this standard and therefore, we are inclined to adopt the modified retrospective approach. Our initial conclusion may change when we complete our evaluation.

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

ASU No. 2016-12 (ASU 2016-12), Revenue from Contracts with Customers (Subtopic 606)

In May 2016, the FASB issued guidance which amends certain aspects of the Board's new revenue standard, ASU 2014-09. The amendments include the collectibility of revenue, presentation of sales tax and other similar taxes collected from customers, contracts containing noncash considerations, and contract modifications and completed contracts at transition. The effective date and transition provisions are aligned with the requirements of ASU 2014-09 (as described above). We are currently evaluating the full impact of this guidance.

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

5. Asset Acquisitions and Investment in Real Estate

Asset Acquisitions
On February 28, 2017, CyrusOne acquired two data centers located in Raleigh-Durham, North Carolina and Somerset, New Jersey from Sentinel Data Centers. The Company paid aggregate cash consideration of approximately $492.3 million, including transaction related costs of $1.5 million. The transaction was financed by the Company with proceeds of approximately $210.8 million from settlement of its forward equity sale and the remaining with borrowings under its Revolving Credit Facility. This transaction provides enhanced geographic diversification, establishing a presence in the Southeast and expanding the Company's footprint in the Northeast. The two properties consist of more than 160,000 colocation square feet and approximately 21 megawatts of power capacity, with nearly 85% of the power capacity leased.
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

Investment in Real Estate

Impairment is recorded when the Company's net book value of real estate assets is greater than the estimated fair value. For the quarter ended June 30, 2017, we recognized an impairment of $3.6 million related to our leased facility in Singapore.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

6. Long-Term Debt, Capital Lease Obligations and Lease Financing Arrangements
Long-term debt, Capital lease obligations and Lease financing arrangements presented in the accompanying condensed consolidated financial statements consist of the following:

IN MILLIONS
As of	June 30, 2017	December 31, 2016
Credit facilities:
Revolving Credit Facility	$157.7	$235.0
2022 Term Loan	650.0	300.0
2021 Term Loan	250.0	250.0
2024 Notes	500.0	—
2027 Notes	300.0	—
2022 Notes, including bond premium	—	477.3
Deferred financing costs	(25.2)	(22.2)
Long-term debt	1,832.5	1,240.1
Capital lease obligations	11.7	10.8
Lease financing arrangements	134.0	135.7
Total	$1,978.2	$1,386.6
Credit Facility—On March 17, 2016, CyrusOne LP entered into a first amended and restated credit agreement (the First Amended and Restated Credit Agreement) which amended and restated in its entirety the then-existing credit agreement, as amended to such date. The First Amended and Restated Credit Agreement provided for an additional $250.0 million senior unsecured term loan facility (the 2021 Term Loan) in addition to the existing $300.0 million senior unsecured term loan facility (the 2022 Term Loan, and together with the 2021 Term Loan, the Term Loans) and the existing $650.0 million revolving credit facility (the Revolving Credit Facility). The First Amended and Restated Credit Agreement had an accordion feature under which CyrusOne LP was permitted to request an increase in the total commitments up to an amount not to exceed $250.0 million. Deferred financing costs of $2.1 million related to this amendment and restatement were recorded.

On November 21, 2016, CyrusOne LP entered into a second amended and restated credit agreement which amended and restated in its entirety the First Amended and Restated Credit Agreement and, among other things, increased the available commitments under the Revolving Credit Facility to $1.0 billion. Deferred financing costs of $6.6 million related to this amendment and restatement were recorded.

On June 16, 2017, CyrusOne LP entered into an amendment to its senior unsecured second amended and restated credit agreement (as amended, the Second Amended and Restated Credit Agreement) that increased the total commitments thereunder by $450.0 million to $2.0 billion and provided additional flexibility to pursue various initiatives, including joint ventures and international expansion. The amendment increased the size of the 2022 Term Loan maturing in January 2022 from $300.0 million to $650.0 million and expanded the Revolving Credit Facility by $100.0 million to $1.1 billion. Proceeds from the $350.0 million 2022 Term Loan increase were used to pay down borrowings under the Revolving Credit Facility. The existing $250.0 million 2021Term Loan maturing in September 2021 remained unchanged. The amendment refreshes the amount available under the accordion feature of the Second Amended and Restated Credit Agreement to enable CyrusOne LP to increase the total loan commitments under the Second Amended and Restated Credit Agreement to up to $2.3 billion from time to time.

The Revolving Credit Facility is scheduled to mature in November 2020 and includes a one-year extension option, which if exercised by CyrusOne LP would extend the maturity date to November 2021, subject to certain conditions. The 2022 Term Loan of $650.0 million is scheduled to mature in January 2022. The 2021 Term Loan of $250.0 million is scheduled to mature in September 2021. The Revolving Credit Facility currently bears interest at a rate per annum equal to LIBOR plus 1.55% and the 2022 Term Loan and 2021 Term Loan currently bear interest at a rate per annum equal to LIBOR plus 1.50% (the margins are subject to adjustment).

Deferred financing costs of $2.7 million related to the June 2017 amendment to the Second Amended and Restated Credit Agreement were recorded. Existing deferred financing costs of $0.3 million were recorded to Loss on extinguishment of debt due to the exit of lenders from the credit facility.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

As of June 30, 2017, the interest rate for the Revolving Credit Facility and the Term Loans was 2.77% and 2.72%, respectively.

As of June 30, 2017, there were outstanding borrowings of $157.7 million on the Revolving Credit Facility and aggregate borrowings of $900.0 million on the Term Loans. In addition, the Second Amended and Restated Credit Agreement contains an accordion feature to enable CyrusOne LP to increase the total loan commitments under the Second Amended and Restated Credit Agreement to up to $2.3 billion from time to time.

We pay commitment fees for the unused amount of borrowings on the Revolving Credit Facility and letter of credit fees on any outstanding letters of credit. The commitment fees are equal to 0.25% per annum of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. Commitment fees related to the Second Amended and Restated Credit Agreement were $0.3 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively. Commitment fees related to the Second Amended and Restated Credit Agreement were $0.7 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively.

At June 30, 2017, available capacity under the Revolving Credit Facility was $933.8 million, which included $1.1 billion under the Revolving Credit Facility less outstanding borrowings of $157.7 million and letters of credit of $8.5 million. Total liquidity at June 30, 2017 was $973.8 million, which included availability of $933.8 million under the Revolving Credit Facility and Cash and cash equivalents of $40.0 million.
5.000% Senior Notes due 2024 and 5.375% Senior Notes due 2027—On March 17, 2017, CyrusOne LP and CyrusOne Finance Corp. (collectively, the Issuers) completed their offering of $500.0 million aggregate principal amount of 5.000% senior notes due 2024 and $300.0 million aggregate principal amount of 5.375% senior notes due 2027 in a private offering. The Issuers have agreed to use commercially reasonable efforts to file an exchange offer registration statement with the SEC and to have the registration statement declared effective on or prior to the 390th day after the issue date of the New Notes, and to complete an exchange offer. The Company received proceeds of $791.2 million, net of underwriting costs of $8.8 million. In addition, the Company incurred approximately $2.1 million in other costs.

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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

Deferred financing costs of $10.9 million related to the New Notes were recorded.
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
As of June 30, 2017, we believe we were in compliance with all covenants.
Deferred financing costs—Deferred financing costs are costs incurred in connection with obtaining long-term financing. Deferred financing costs were incurred in connection with the issuance of the Revolving Credit Facility, the 2022 Term Loan, the 2021 Term Loan and the New Notes. As of June 30, 2017 and December 31, 2016, deferred financing costs totaled $25.2 million and $22.2 million, respectively. Amortization of deferred financing costs, included in Interest expense in the consolidated statements of operations totaled $1.2 million and $2.2 million for the three and six months ended June 30, 2017, respectively, and $1.1 million and $2.0 million for the three and six months ended June 30, 2016, respectively.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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
Interest expense on Capital lease obligations and Lease financing arrangements was $2.2 million and $4.5 million for the three and six months ended June 30, 2017, respectively, and $2.5 million and $4.9 million for the three and six months ended June 30, 2016, respectively.

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
The carrying value and fair value of other financial instruments are as follows:

IN MILLIONS
As of	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Notes	$500.0	$516.3	$—	$—
2027 Notes	300.0	312.8	—	—
2022 Notes	—	—	477.3	502.1
Revolving Credit Facility and Term Loans	1,057.7	1,057.7	785.0	785.0
The fair values of our 2024 Notes and 2027 Notes as of June 30, 2017 and our 2022 Notes as of December 31, 2016 were based on the quoted market prices for these notes, which is considered Level 1 of the fair value hierarchy. The carrying value of the Revolving Credit Facility, the 2022 Term Loan and the 2021 Term Loan approximates estimated fair value as of June 30, 2017 and December 31, 2016, due to the variability of interest rates and the stability of our credit ratings. These fair value measurements are considered Level 3 of the fair value hierarchy.
8. Dividends
On May 3, 2017, we announced a regular cash dividend of $0.42 per common share payable to stockholders of record at the close of business on June 30, 2017. The dividends were paid on July 14, 2017.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

9. Stock-Based Compensation Plans
Stock-based compensation expense was as follows:

IN MILLIONS
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Founders	$—	$—	$—	$0.3
2013 Grants	—	—	—	0.1
2014 Grants	—	0.3	0.1	0.6
2015 Grants	0.4	0.8	1.2	1.9
2016 Grants	1.8	2.1	3.7	3.3
2017 Grants	1.8	—	2.7	—
Total	$4.0	$3.2	$7.7	$6.2

The board of directors of CyrusOne Inc. adopted the 2012 Long-Term Incentive Plan (LTIP), which was amended and restated on May 2, 2016. The LTIP is administered by the compensation committee of the board of directors. Awards issuable under the LTIP include common stock, restricted stock, restricted stock units, stock options and other incentive awards. CyrusOne Inc. has reserved a total of 8.9 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. The related stock compensation expense incurred by CyrusOne Inc. is allocated to the operating partnership. Shares available under the LTIP at June 30, 2017, were approximately 5.6 million. Shares vest according to each agreement and as long as the employee remains employed with the Company. The Company uses the Black-Scholes option-pricing model for time and performance-based options and a Monte Carlo simulation for market-based awards. The fair values of these awards use assumptions such as volatility, risk-free interest rate, and expected term of the awards.

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

The stock option awards have a contractual life of 10 years from the award date and were granted with an exercise price equal to $23.58.

The holders of restricted stock have all of the rights and privileges of shareholders including the right to vote. As of March 31, 2017, there was no unearned compensation as all awards are fully vested.
2014 Grants

On February 7, 2014, the Company issued performance and market-based awards under the LTIP in the form of restricted stock. For these awards, vesting was tied 50% to the achievement of a non-GAAP performance measure (cumulative Adjusted EBITDA targets, as defined in the agreement) over the 2014-2016 performance period, and 50% to a market-based performance measure, TSR, as defined in the agreement, as of the end of the three-year period ending December 31, 2016. The portion of the awards tied to cumulative Adjusted EBITDA vested annually over a three-year period based on the Company attaining predetermined cumulative Adjusted EBITDA targets and as long as the employee remained employed with the Company. The portion of the award tied to TSR vested at the end of three years based on the cumulative TSR over a three-year performance period. The market and performance-based awards vested based on the same scales as the awards granted during 2013.

The holders of restricted stock have all of the rights and privileges of shareholders including the right to vote. As of March 31, 2017, there was no unearned compensation as all awards are fully vested.
2015 Grants

On February 10, 2015, the Company issued awards under the LTIP in the form of options and restricted stock. The stock options are time-based and vest annually on a pro-rata basis over three years. Twenty percent of the restricted stock awards are subject to time-based vesting and eighty percent of the restricted stock awards are equally split between performance-based and market-based vesting. The performance-based metric is return on assets, which is a non-GAAP measure that is defined in the award agreement. The time-based restricted stock will vest pro-rata annually over three years. The performance and market-based restricted stock will vest annually based upon the achievement of certain criteria for each year of the three-year measurement periods. The first two years are capped at 100% of the target with a cumulative true-up to a maximum of 200% possible in year three. The market and performance-based awards will vest based on the same scales as the awards granted during 2014.

The holders of restricted stock have all of the rights and privileges of shareholders including the right to vote. As of June 30, 2017, unearned compensation representing the unvested portion of the awards granted in 2015 totaled $1.3 million, with a weighted average vesting period of 0.7 years.
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

The performance-based metric is return on assets, which is a non-GAAP measure and is defined in the award agreement. The time-based restricted stock awards generally vest pro-rata annually over a three-year period. The performance and market-based restricted stock awards vest annually based upon the achievement of certain criteria for each of the three-year measurement periods. The first two years are capped at 100% of the target with a cumulative true-up to a maximum of 200% possible in year three. Certain employees were also awarded time-based restricted stock that cliff vest at the end of three years. The stock options are time-based and vest annually on a pro-rata basis over three years. The market and performance-based awards will vest based on the same scales as the awards granted during 2015.

The holders of restricted stock have all of the rights and privileges of shareholders including the right to vote. As of June 30, 2017, unearned compensation representing the unvested portion of the awards granted in 2016 totaled $10.8 million, with a weighted average vesting period of 1.6 years.
2017 Grants

On February 13, 2017, the Company issued time and market-based awards under the LTIP in the form of restricted stock units and restricted stock, with a grant date fair value of $14.8 million. The Company granted 119,218 time-based restricted stock units

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

and 18,179 shares of time-based restricted stock with a grant date fair value of $48.13, and 129,146 market-based restricted stock units with a grant date fair value of $63.23. No stock options have been issued in 2017.

On April 28, 2017, the Company issued time-based awards under the LTIP in the form of restricted stock units with a grant date fair value of $0.9 million. The Company granted 16,755 time-based restricted stock units with a grant date fair value of $54.64.

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

The holders of restricted stock have all the rights and privileges of shareholders including the right to vote. The holders of restricted stock units do not have all of the rights and privileges of shareholders and do not have the right to vote. These rights will be acquired upon the settlement of the restricted stock units and the issuance of shares. The time-based restricted stock units have the right to receive dividends that are payable within ten days following the date the dividends are payable to shareholders. Market-based restricted stock units accrue dividends which are paid upon the settlement of the units. As of June 30, 2017, unearned compensation representing the unvested portion of the awards granted in 2017 totaled $12.9 million, with a weighted average vesting period of 2.0 years.

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
The following table reflects the computation of basic and diluted net (loss) income per share for the three and six months ended June 30, 2017 and 2016:

IN MILLIONS, except per share amounts
	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net (loss) income	$(0.8)	$(0.8)	$9.1	$9.1	$(31.2)	$(31.2)	$14.7	$14.7
Less: Restricted stock dividends	(0.2)	(0.2)	(0.2)	(0.2)	(0.3)	(0.3)	(0.3)	(0.3)
Net (loss) income available to stockholders	$(1.0)	$(1.0)	$8.9	$8.9	$(31.5)	$(31.5)	$14.4	$14.4
Denominator:
Weighted average common outstanding-basic	88.1	88.1	78.3	78.3	86.0	86.0	75.2	75.2
Performance-based restricted stock and units		—		0.6		—		0.7
Convertible securities		—		0.1		—		0.1
Weighted average shares outstanding-diluted		88.1		79.0		86.0		76.0
EPS:
Net (loss) income per share-basic	$(0.01)		$0.11		$(0.37)		$0.19
Effect of dilutive shares:
Net (loss) income per share-diluted		$(0.01)		$0.11		$(0.37)		$0.19

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

11. Related Party Transactions

CBI

Prior to November 20, 2012, CyrusOne Inc., CyrusOne GP, CyrusOne LP and its subsidiaries were operated by CBI. The condensed consolidated financial statements reflect the following transactions with CBI and its affiliated entities, including Cincinnati Bell Telephone and Cincinnati Bell Technology Solutions. Since June 30, 2016, CBI has owned less than 5.0% of the outstanding common stock of CyrusOne Inc. and no operating partnership units.

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

The dividends payable as of June 30, 2016, include amounts due to subsidiaries of CBI related to the dividend and distribution announced on May 4, 2016 of $0.38 per share based on CBI's ownership of common shares of CyrusOne Inc. as of the record date of June 24, 2016.

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
We have elected to designate two subsidiaries as taxable REIT subsidiaries (each a TRS). The activities of a TRS may include performing services for our tenants that would otherwise be considered impermissible for REITs. The income of a TRS is subject to federal and state taxes. While CyrusOne Inc. and the operating partnership do not pay federal income taxes, we are still subject to foreign, state, and local income taxes in the locations in which we conduct business. Income tax expense was $0.7 million and $1.1 million for the three and six months ended June 30, 2017, respectively, and $0.5 million and $0.7 million for the three and six months ended June 30, 2016, respectively.
For certain entities we calculate deferred tax assets and liabilities for temporary differences in the basis between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Deferred tax assets (net of valuation allowance) and liabilities were accrued, as necessary, for the periods ended June 30, 2017 and December 31, 2016. Historically, we have recorded a full valuation allowance on our foreign net deferred tax assets related to our foreign generated net operating losses due to the uncertainty of their realization. In 2013 and 2014, management determined it was necessary to record a full valuation allowance on all of our domestic and foreign net deferred tax assets due to the uncertainty of their realization. Accordingly, at June 30, 2017 and December 31, 2016, the net domestic and foreign deferred tax assets were zero.

13. Guarantors

CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively, had $500.0 million aggregate principal amount of their 2024 Notes and $300.0 million aggregate principal amount of their 2027 Notes outstanding at June 30, 2017. As of June 30, 2017, the New Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by CyrusOne Inc. (Parent Guarantor), CyrusOne GP (General Partner), and CyrusOne LP’s wholly owned domestic subsidiaries, CyrusOne LLC, CyrusOne TRS Inc., CyrusOne Foreign Holdings LLC, Cervalis Holdings LLC, Cervalis LLC, CyrusOne-NJ LLC and CyrusOne-NC LLC (such subsidiaries, together, the Guarantor Subsidiaries). Non-Guarantor Subsidiaries consist of wholly owned subsidiaries organized outside of the United States, as well as CyrusOne Government Services LLC, a Delaware limited liability company and a wholly owned subsidiary of CyrusOne LP, and the Finance Co-Issuer. None of the Non-

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Guarantor Subsidiaries guarantee the New Notes. Subject to the provisions of the indentures governing the New Notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

•
upon the sale or other disposition (including by way of consolidation or merger) of such Guarantor or of all of the capital stock of such Guarantor such that such Guarantor is no longer a restricted subsidiary under the indentures,

•	upon the sale or disposition of all or substantially all of the assets of the Guarantor,

•	upon the LP Co-issuer designating such Guarantor as an unrestricted subsidiary under the terms of the indentures,

•	if such Guarantor is no longer a guarantor or other obligor of any other indebtedness of the LP Co-issuer or the Parent Guarantor,

•	upon the LP Co-issuer designating such Guarantor as an excluded subsidiary under the terms of the indentures, and

•	upon the defeasance or discharge of the New Notes in accordance with the terms of the indentures.

The entity structure of each Issuer and guarantor of the New Notes is described below.

CyrusOne Inc. – CyrusOne Inc. is the Parent Guarantor and became a registrant with the SEC upon completion of its IPO on January 24, 2013.

CyrusOne GP – CyrusOne GP is the general partner and 1% owner of CyrusOne LP and has no other assets or operations.

Issuers – The Issuers are CyrusOne LP and CyrusOne Finance Corp. CyrusOne Finance Corp., a wholly owned subsidiary of CyrusOne LP, was formed for the sole purpose of acting as co-issuer of notes and has no other assets or operations. CyrusOne LP, in addition to being the co-issuer of the New Notes, is also the 100% owner, either directly or indirectly, of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

Guarantor Subsidiaries – The guarantors of the New Notes include CyrusOne LLC, CyrusOne TRS Inc., CyrusOne Foreign Holdings LLC, Cervalis Holdings LLC, Cervalis LLC, CyrusOne-NJ LLC and CyrusOne-NC LLC, which agreed to provide unconditional guarantees of the Issuers’ obligations under the New Notes. The guarantee of each Guarantor Subsidiary is (i) a senior unsecured obligation of such Guarantor Subsidiary, (ii) pari passu in right of payment with any existing and future unsecured senior indebtedness of such Guarantor Subsidiary, (iii) senior in right of payment to any future subordinated indebtedness of such Guarantor Subsidiary and (iv) effectively subordinated in right of payment to all existing and future secured indebtedness of such Guarantor Subsidiary, to the extent of the value of the collateral securing that indebtedness. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly owns 100% of the Non-Guarantor Subsidiaries.

Non-Guarantor Subsidiaries consist of wholly owned subsidiaries which conduct operations in the United Kingdom and Singapore, as well as CyrusOne Government Services LLC, a Delaware limited liability company and wholly owned subsidiary of CyrusOne LP, and the Finance Co-Issuer.
The following schedules present the balance sheets as of June 30, 2017 and December 31, 2016, and the statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2017 and June 30, 2016, and the statements of cash flows for the six months ended June 30, 2017 and June 30, 2016 for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries.
The consolidating statements of cash flows for the six months ended June 30, 2016 includes the purchase of CME in March 2016. The consolidating statements of cash flows for the six months ended June 30, 2017 includes the purchase of the Sentinel Properties on February 28, 2017. The results for the CME and Sentinel Properties purchases are included in the Guarantor Subsidiaries financial statements subsequent to the respective acquisitions.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Consolidating Balance Sheets

IN MILLIONS	As of June 30, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$160.0	$—	$—	$160.0
Buildings and improvements	—	—	—	—	1,258.1	32.3	1.3	1,291.7
Equipment	—	—	—	—	1,518.1	1.1	6.1	1,525.3
Construction in progress	—	—	—	—	551.3	—	4.5	555.8
Subtotal	—	—	—	—	3,487.5	33.4	11.9	3,532.8
Accumulated depreciation	—	—	—	—	(671.3)	(8.3)	—	(679.6)
Net investment in real estate	—	—	—	—	2,816.2	25.1	11.9	2,853.2
Cash and cash equivalents	—	—	—	—	39.4	0.6	—	40.0
Investment in subsidiaries	1,475.5	14.8	1,826.1	—	—	—	(3,316.4)	—
Restricted cash	—	—	—	—	0.8	—	—	0.8
Rent and other receivables, net	—	—	—	—	92.0	1.4	—	93.4
Intercompany receivable	17.9	—	1,513.1	—	—	0.5	(1,531.5)	—
Goodwill	—	—	—	—	455.1	—	—	455.1
Intangible assets, net	—	—	—	—	216.3	—	—	216.3
Other assets	—	—	—	—	155.2	2.6	—	157.8
Total assets	$1,493.4	$14.8	$3,339.2	$—	$3,775.0	$30.2	$(4,836.0)	$3,816.6
Accounts payable and accrued expenses	$39.4	$—	$13.3	$—	$222.9	$0.4	$—	$276.0
Deferred revenue	—	—	—	—	95.7	0.8	—	96.5
Intercompany payable	—	—	17.9	—	1,516.0	—	(1,533.9)	—
Capital lease obligations	—	—	—	—	6.7	5.0	—	11.7
Long-term debt, net	—	—	1,832.5	—	—	—	—	1,832.5
Lease financing arrangements	—	—	—	—	107.6	26.4	—	134.0
Total liabilities	39.4	—	1,863.7	—	1,948.9	32.6	(1,533.9)	2,350.7
Total stockholders' equity	1,454.0	14.8	1,475.5	—	1,826.1	(2.4)	(3,302.1)	1,465.9
Total liabilities and equity	$1,493.4	$14.8	$3,339.2	$—	$3,775.0	$30.2	$(4,836.0)	$3,816.6

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS	As of December 31, 2016
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$142.7	$—	$—	$142.7
Buildings and improvements	—	—	—	—	973.6	34.1	1.2	1,008.9
Equipment	—	—	—	—	1,036.8	1.0	5.1	1,042.9
Construction in progress	—	—	—	—	406.4	—	0.7	407.1
Subtotal	—	—	—	—	2,559.5	35.1	7.0	2,601.6
Accumulated depreciation	—	—	—	—	(571.3)	(7.2)	—	(578.5)
Net investment in real estate	—	—	—	—	1,988.2	27.9	7.0	2,023.1
Cash and cash equivalents	—	—	—	—	13.4	1.2	—	14.6
Investment in subsidiaries	1,170.3	11.7	1,376.1	—	2.0	—	(2,560.1)	—
Rent and other receivables, net	—	—	—	—	81.8	1.5	—	83.3
Intercompany receivable	18.6	—	1,057.7	—	—	0.5	(1,076.8)	—
Goodwill	—	—	—	—	455.1	—	—	455.1
Intangible assets, net	—	—	—	—	150.2	—	—	150.2
Other assets	—	—	—	—	123.4	2.7	—	126.1
Total assets	$1,188.9	$11.7	$2,433.8	$—	$2,814.1	$33.8	$(3,629.9)	$2,852.4
Accounts payable and accrued expenses	$33.9	$—	$4.8	$—	$187.7	$0.7	$—	$227.1
Deferred revenue	—	—	—	—	76.0	0.7	—	76.7
Intercompany payable	—	—	18.6	—	1,058.2	—	(1,076.8)	—
Capital lease obligations	—	—	—	—	5.6	5.2	—	10.8
Long-term debt, net	—	—	1,240.1	—	—	—	—	1,240.1
Lease financing arrangements	—	—	—	—	110.5	25.2	—	135.7
Total liabilities	33.9	—	1,263.5	—	1,438.0	31.8	(1,076.8)	1,690.4
Total stockholders' equity	1,155.0	11.7	1,170.3	—	1,376.1	2.0	(2,553.1)	1,162.0
Total liabilities and equity	$1,188.9	$11.7	$2,433.8	$—	$2,814.1	$33.8	$(3,629.9)	$2,852.4

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Consolidating Statements of Operations and Comprehensive Income (Loss)

IN MILLIONS	Three Months Ended June 30, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/ Consolidations	Total
Revenue:
Base revenue and other	$—	$—	$—	$—	$150.0	$1.1	$—	$151.1
Metered power reimbursements	—	—	—	—	15.5	0.3	—	15.8
Revenue	—	—	—	—	165.5	1.4	—	166.9
Costs and expenses:
Property operating expenses	—	—	—	—	59.0	0.6	—	59.6
Sales and marketing	—	—	—	—	4.3	—	—	4.3
General and administrative	—	—	—	—	17.1	0.2	—	17.3
Depreciation and amortization	—	—	—	—	63.3	0.4	—	63.7
Transaction and acquisition integration costs	—	—	—	—	1.7	—	—	1.7
Asset impairments and loss on disposal	—	—	—	—	—	3.6	—	3.6
Total costs and expenses	—	—	—	—	145.4	4.8	—	150.2
Operating income	—	—	—	—	20.1	(3.4)	—	16.7
Interest expense	—	—	18.7	—	—	0.7	(2.9)	16.5
Loss on extinguishment of debt	—	—	0.3	—	—	—	—	0.3
(Loss) income before income taxes	—	—	(19.0)	—	20.1	(4.1)	2.9	(0.1)
Income tax expense	—	—	—	—	(0.7)	—	—	(0.7)
Equity (loss) earnings related to investment in subsidiaries	(3.7)	(0.1)	15.3	—	(4.1)	—	(7.4)	—
Net (loss) income	(3.7)	(0.1)	(3.7)	—	15.3	(4.1)	(4.5)	(0.8)
Other comprehensive income	—	—	—	—	—	0.1	—	0.1
Comprehensive (loss) income	$(3.7)	$(0.1)	$(3.7)	$—	$15.3	$(4.0)	$(4.5)	$(0.7)

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS	Three Months Ended June 30, 2016
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue:
Base revenue and other	$—	$—	$—	$—	$117.3	$0.9	$—	$118.2
Metered power reimbursements	—	—	—	—	11.5	0.4	—	11.9
Revenue	—	—	—	—	128.8	1.3	—	130.1
Costs and expenses:
Property operating expenses	—	—	—	—	44.2	0.6	—	44.8
Sales and marketing	—	—	—	—	4.2	—	—	4.2
General and administrative	—	—	—	—	14.8	0.1	—	14.9
Depreciation and amortization	—	—	—	—	44.1	0.6	—	44.7
Transaction and acquisition integration costs	—	—	—	—	0.4	—	—	0.4
Total costs and expenses	—	—	—	—	107.7	1.3	—	109.0
Operating income	—	—	—	—	21.1	—	—	21.1
Interest expense	—	—	12.1	—	—	0.7	(1.3)	11.5
Income (loss) before income taxes	—	—	(12.1)	—	21.1	(0.7)	1.3	9.6
Income tax expense	—	—	—	—	(0.5)	—	—	(0.5)
Equity earnings (loss) related to investment in subsidiaries	7.8	—	19.9	—	(0.7)	—	(27.0)	—
Net income (loss)	7.8	—	7.8	—	19.9	(0.7)	(25.7)	9.1
Other comprehensive loss	—	—	—	—	—	(0.1)	—	(0.1)
Comprehensive income (loss)	$7.8	$—	$7.8	$—	$19.9	$(0.8)	$(25.7)	$9.0

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS	Six Months Ended June 30, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/ Consolidations	Total
Revenue:
Base revenue and other	$—	$—	$—	$—	$283.3	$2.0	$—	$285.3
Metered power reimbursements	—	—	—	—	30.3	0.6	—	30.9
Revenue	—	—	—	—	313.6	2.6	—	316.2
Costs and expenses:
Property operating expenses	—	—	—	—	110.7	1.2	—	111.9
Sales and marketing	—	—	—	—	9.2	—	—	9.2
General and administrative	—	—	—	—	32.9	0.2	—	33.1
Depreciation and amortization	—	—	—	—	118.6	0.8	—	119.4
Transaction and acquisition integration costs	—	—	—	—	2.3	—	—	2.3
Asset impairments and loss on disposal	—	—	—	—	0.2	3.6	—	3.8
Total costs and expenses	—	—	—	—	273.9	5.8	—	279.7
Operating income	—	—	—	—	39.7	(3.2)	—	36.5
Interest expense	—	—	33.7	—	—	1.3	(4.9)	30.1
Loss on extinguishment of debt	—	—	36.5	—	—	—	—	36.5
(Loss) income before income taxes	—	—	(70.2)	—	39.7	(4.5)	4.9	(30.1)
Income tax expense	—	—	—	—	(1.1)	—	—	(1.1)
Equity (loss) earnings related to investment in subsidiaries	(36.1)	(0.4)	34.1	—	(4.5)	—	6.9	—
Net (loss) income	(36.1)	(0.4)	(36.1)	—	34.1	(4.5)	11.8	(31.2)
Other comprehensive income	—	—	—	—	—	0.1	—	0.1
Comprehensive (loss) income	$(36.1)	$(0.4)	$(36.1)	$—	$34.1	$(4.4)	$11.8	$(31.1)

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS	Six Months Ended June 30, 2016
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue:
Base revenue and other	$—	$—	$—	$—	$222.6	$2.1	$—	$224.7
Metered power reimbursements	—	—	—	—	22.6	0.6	—	23.2
Revenue	—	—	—	—	245.2	2.7	—	247.9
Costs and expenses:
Property operating expenses	—	—	—	—	83.9	1.2	—	85.1
Sales and marketing	—	—	—	—	8.2	—	—	8.2
General and administrative	—	—	—	—	28.8	0.1	—	28.9
Depreciation and amortization	—	—	—	—	82.7	1.3	—	84.0
Transaction and acquisition integration costs	—	—	—	—	2.7	—	—	2.7
Total costs and expenses	—	—	—	—	206.3	2.6	—	208.9
Operating income	—	—	—	—	38.9	0.1	—	39.0
Interest expense	—	—	23.8	—	—	1.5	(1.7)	23.6
Income (loss) before income taxes	—	—	(23.8)	—	38.9	(1.4)	1.7	15.4
Income tax expense	—	—	—	—	(0.7)	—	—	(0.7)
Equity earnings (loss) related to investment in subsidiaries	13.0	0.1	36.8	—	(1.4)	—	(48.5)	—
Net income (loss)	13.0	0.1	13.0	—	36.8	(1.4)	(46.8)	14.7
Other comprehensive loss	—	—	—	—	—	(0.1)	—	(0.1)
Comprehensive income (loss)	$13.0	$0.1	$13.0	$—	$36.8	$(1.5)	$(46.8)	$14.6

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Consolidating Statements of Cash Flows

IN MILLIONS	Six Months Ended June 30, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Cash flows from operating activities:
Net (loss) income	$(36.1)	$(0.4)	$(36.1)	$—	$34.1	$(4.5)	$11.8	$(31.2)
Equity (loss) earnings related to investment in subsidiaries	36.1	0.4	(34.1)	—	4.4	—	(6.8)	—
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	—	118.6	0.8	—	119.4
Non-cash interest expense and change in interest accrual	—	—	10.7	—	—	—	—	10.7
Stock-based compensation expense	—	—	—	—	7.7	—	—	7.7
Provision for bad debt	—	—	—	—	0.3	—	—	0.3
Loss on extinguishment of debt	—	—	36.5	—	—	—	—	36.5
Asset impairments and loss on disposal	—	—	—	—	0.2	3.6	—	3.8
Change in operating assets and liabilities:
Rent receivables and other assets	—	—	—	—	(41.6)	0.3	—	(41.3)
Accounts payable and accrued expenses	—	—	(0.1)	—	(2.9)	(0.3)	—	(3.3)
Deferred revenues	—	—	—	—	18.8	0.1	—	18.9
Net cash (used in) provided by operating activities	—	—	(23.1)	—	139.6	—	5.0	121.5
Cash flows from investing activities:
Capital expenditures - asset acquisitions, net of cash acquired	—	—	—	—	(492.3)	—	—	(492.3)
Capital expenditures - other development	—	—	—	—	(480.0)	—	(5.0)	(485.0)
Investment in subsidiaries	(408.2)	(4.1)	(408.2)	—	—	—	820.5	—
Changes in restricted cash	—	—	—	—	(0.8)	—	—	(0.8)
Return of investment	69.1	—	—	—	—	—	(69.1)	—
Intercompany borrowings	6.2	—	(455.5)	—	—	—	449.3	—
Net cash (used in) provided by investing activities	(332.9)	(4.1)	(863.7)	—	(973.1)	—	1,195.7	(978.1)
Cash flows from financing activities:
Issuance of common stock	408.6	—	—	—	—	—	—	408.6
Dividends paid	(69.1)	—	(69.1)	—	—	—	69.1	(69.1)
Intercompany borrowings	—	—	(6.2)	—	455.5	—	(449.3)	—
Borrowings from credit facility	—	—	1,010.0	—	—	—	—	1,010.0
Proceeds from issuance of debt	—	—	800.0	—	—	—	—	800.0
Payments on credit facility	—	—	(737.3)	—	—	—	—	(737.3)
Payments on senior notes	—	—	(474.8)	—	—	—	—	(474.8)
Payments on capital leases and lease financing arrangements	—	—	—	—	(4.2)	(0.6)	—	(4.8)
Tax payment upon exercise of equity awards	(6.6)	—	—	—	—	—	—	(6.6)
Contributions/distributions from parent	—	4.1	408.2	—	408.2	—	(820.5)	—
Debt issuance costs	—	—	(13.6)	—	—	—	—	(13.6)
Payment of debt extinguishment costs	—	—	(30.4)	—	—	—	—	(30.4)
Net cash provided by (used in) financing activities	332.9	4.1	886.8	—	859.5	(0.6)	(1,200.7)	882.0
Net increase in cash and cash equivalents	—	—	—	—	26.0	(0.6)	—	25.4
Cash and cash equivalents at beginning of period	—	—	—	—	13.4	1.2	—	14.6
Cash and cash equivalents at end of period	$—	$—	$—	$—	$39.4	$0.6	$—	$40.0

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS	Six Months Ended June 30, 2016
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Cash flows from operating activities:
Net income (loss)	$13.0	$0.1	$13.0	$—	$36.8	$(1.4)	$(46.8)	$14.7
Equity earnings (loss) related to investment in subsidiaries	(13.0)	(0.1)	(36.8)	—	1.4	—	48.5	—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	—	82.7	1.3	—	84.0
Non-cash interest expense and change in interest accrual	—	—	1.5	—	—	—	—	1.5
Stock-based compensation expense	—	—	—	—	6.2	—	—	6.2
Provision for bad debt	—	—	—	—	0.7	—	—	0.7
Change in operating assets and liabilities:
Rent receivables and other assets	—	—	—	—	(8.7)	(0.2)	—	(8.9)
Accounts payable and accrued expenses	—	—	—	—	1.5	0.2	—	1.7
Deferred revenues	—	—	—	—	(7.0)	—	—	(7.0)
Net cash provided by (used in) operating activities	—	—	(22.3)	—	113.6	(0.1)	1.7	92.9
Cash flows from investing activities:
Capital expenditures - asset acquisitions, net of cash acquired	—	—	—	—	(131.1)	—	—	(131.1)
Capital expenditures - other development	—	—	—	—	(246.5)	(0.6)	—	(247.1)
Investment in subsidiaries	(256.3)	(2.6)	(256.3)	—	—	—	515.2	—
Changes in restricted cash	—	—	—	—	1.2	—	—	1.2
Return of investment	50.8	—	—	—	—	—	(50.8)	—
Intercompany borrowings	14.0	—	(8.8)	—	—	(0.3)	(4.9)	—
Net cash provided by (used in) investing activities	(191.5)	(2.6)	(265.1)	—	(376.4)	(0.9)	459.5	(377.0)
Cash flows from financing activities:
Issuance of common stock	256.5	—	—	—	—	—	—	256.5
Stock issuance costs	(0.5)	—	—	—	—	—	—	(0.5)
Dividends paid	(50.9)	—	(52.8)	—	—	—	50.8	(52.9)
Intercompany borrowings	—	—	(14.0)	—	10.8	—	3.2	—
Borrowings from credit facility	—	—	415.0	—	—	—	—	415.0
Payments on credit facility	—	—	(315.0)	—	—	—	—	(315.0)
Payments on capital leases and lease financing arrangements	—	—	—	—	(3.8)	(0.6)	—	(4.4)
Tax payment upon exercise of equity awards	(13.6)	—	—	—	—	—	—	(13.6)
Debt issuance costs	—	—	(2.1)	—	—	—	—	(2.1)
Contributions/distributions from parent	—	2.6	256.3	—	256.3	—	(515.2)	—
Net cash provided by (used in) financing activities	191.5	2.6	287.4	—	263.3	(0.6)	(461.2)	283.0
Net increase (decrease) in cash and cash equivalents	—	—	—	—	0.5	(1.6)	—	(1.1)
Cash and cash equivalents at beginning of period	—	—	—	—	10.4	3.9	—	14.3
Cash and cash equivalents at end of period	$—	$—	$—	$—	$10.9	$2.3	$—	$13.2

14. Subsequent Events

Subsequent to the end of the second quarter of 2017, CyrusOne purchased 66 acres of land in Allen, Texas with an option to purchase an additional 24 acres.

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

Overview
Our Company. We are a premier data center real estate investment trust (REIT). We own, operate and develop enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Our data centers are generally purpose-built facilities with redundant power and cooling. They are not network specific and enable customer connectivity to a range of telecommunication carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology (IT) infrastructure for nearly 1,000 customers in 40 data centers and 2 recovery centers in 12 distinct markets (10 cities in the U.S., London and Singapore). We provide twenty-four hours-a-day, seven-days-a-week security guard monitoring with customizable security features.
We provide mission-critical data center real estate assets that protect and ensure the continued operation of IT infrastructure for our customers. Our goal is to be the preferred global data center provider to Fortune 1000, including the largest enterprises and providers of cloud services. As of June 30, 2017, our customers included 190 of the Fortune 1000, or private or foreign enterprises of equivalent size. These 190 Fortune 1000 customers, or private or foreign enterprises of equivalent size, provided 70% of our annualized rent as of June 30, 2017. Additionally, as of June 30, 2017, our top 10 customers represented 40% of our annualized rent.

We cultivate long-term strategic relationships with our customers and provide them with solutions for their data center facilities and IT infrastructure requirements. Our offerings provide flexibility, reliability and security delivered through a tailored, customer service focused platform that is designed to foster long-term relationships. We focus on attracting customers that have not historically outsourced their data center needs and providing them with solutions that address their current and future needs. Our facilities and construction design allow us to offer flexibility in density and power resiliency, and the opportunity for expansion as our customers' needs grow. The CyrusOne National IX Platform delivers interconnection across states and between metro-enabled sites within the CyrusOne footprint and beyond. The platform enables high-performance, low-cost data transfer and accessibility for customers by uniting our data centers.
Our Portfolio. As of June 30, 2017, our property portfolio included 40 data centers and 2 recovery centers in 12 distinct markets (10 cities in the U.S., London and Singapore) collectively providing approximately 4,783,000 net rentable square feet (NRSF) and powered by approximately 456 megawatts of available critical load capacity. Since December 31, 2016, the NRSF increased by 879,000 due to expansions in San Antonio of 184,000, Northern Virginia of 232,000, New York of 213,000, Raleigh-Durham of 156,000 and other properties accounted for the remaining increase. We own 28 of the buildings in which our data center facilities are located. We lease the remaining 14 buildings, which account for approximately 652,000 NRSF, or approximately 14% of our total operating NRSF. These leased buildings accounted for 20% of our total annualized rent as of June 30, 2017. We also had approximately 1,447,000 NRSF under development, as well as an aggregate of approximately 1,323,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 266 acres of land that are available for future data center shell development. Along with our primary product offering, leasing of colocation space, our customers are increasingly interested in ancillary office and other space. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers.

Results of Operations
Three and Six Months Ended June 30, 2017, Compared to Three and Six Months Ended June 30, 2016:

IN MILLIONS, except share and per share data
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	$ Change	% Change	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	$ Change	% Change
Revenue:
Base revenue and other	$151.1	$118.2	$32.9	28%	$285.3	$224.7	$60.6	27%
Metered power reimbursements	15.8	11.9	3.9	33%	30.9	23.2	7.7	33%
Revenue	166.9	130.1	36.8	28%	316.2	247.9	68.3	28%
Costs and expenses:
Property operating expenses	59.6	44.8	14.8	33%	111.9	85.1	26.8	31%
Sales and marketing	4.3	4.2	0.1	2%	9.2	8.2	1.0	12%
General and administrative	17.3	14.9	2.4	16%	33.1	28.9	4.2	15%
Depreciation and amortization	63.7	44.7	19.0	43%	119.4	84.0	35.4	42%
Transaction and acquisition integration costs	1.7	0.4	1.3	n/m	2.3	2.7	(0.4)	(15)%
Asset impairments and loss on disposal	3.6	—	3.6	n/m	3.8	—	3.8	n/m
Costs and expenses	150.2	109.0	41.2	38%	279.7	208.9	70.8	34%
Operating income	16.7	21.1	(4.4)	(21)%	36.5	39.0	(2.5)	(6)%
Interest expense	16.5	11.5	5.0	43%	30.1	23.6	6.5	28%
Loss on extinguishment of debt	0.3	—	0.3	n/m	36.5	—	36.5	n/m
Net (loss) income before income taxes	(0.1)	9.6	(9.7)	n/m	(30.1)	15.4	(45.5)	n/m
Income tax expense	(0.7)	(0.5)	(0.2)	40%	(1.1)	(0.7)	(0.4)	57%
Net (loss) income	$(0.8)	$9.1	$(9.9)	n/m	$(31.2)	$14.7	$(45.9)	n/m
Operating margin	10.0%	16.2%			11.5%	15.7%
Capital expenditures*:
Asset acquisitions, net of cash acquired	$—	$—	$—	n/m	$492.3	$131.1	$361.2	n/m
Other development	301.8	167.7	134.1	80%	482.8	245.3	237.5	97%
Other development recurring real estate	0.7	0.9	(0.2)	(22)%	2.2	1.8	0.4	22%
Total	$302.5	$168.6	$133.9	79%	$977.3	$378.2	$599.1	158%
Metrics information:
Colocation square feet*	2,575,000	2,006,000	569,000	28%	2,575,000	2,006,000	569,000	28%
Utilization rate*	89%	84%	5%	6%	89%	84%	5%	6%
(Loss) income per share - basic and diluted	$(0.01)	$0.11			$(0.37)	$0.19
Dividend declared per share	$0.42	$0.38			$0.84	$0.76

*	See “Key Operating Metrics” set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2016 for a definition of capital expenditures, CSF and utilization rate.

Revenue

For the three months ended June 30, 2017, Revenue was $166.9 million, an increase of $36.8 million, or 28.3%, compared to $130.1 million for the three months ended June 30, 2016. The acquisition of the Sentinel Properties on February 28, 2017 resulted in an increase in revenue of $11.8 million for the three months ended June 30, 2017. Metered power reimbursements increased $3.9 million, which includes $1.0 million from the acquisition mentioned above. Equipment sales for the three months ended June 30, 2017 were $5.4 million compared to $3.1 million for the three months ended June 30, 2016. The addition of new customers and growth from existing customers, net of churn and items mentioned above, resulted in increased revenue of $19.8 million for the three months ended June 30, 2017.

For the six months ended June 30, 2017, Revenue was $316.2 million, an increase of $68.3 million, or 27.6%, compared to $247.9 million for the corresponding period in 2016. The purchase of the Aurora Properties from CME on March 31, 2016 and the acquisition of the Sentinel Properties on February 28, 2017 (the Acquisitions) resulted in an increase in revenue of $22.4 million for the six months ended June 30, 2017. Metered power reimbursements increased $7.7 million, which includes $2.3 million from the two acquisitions mentioned above. Equipment sales for the six months ended June 30, 2017 were $7.8 million compared to $3.7 million for the corresponding period in 2016. The addition of new customers and growth from existing customers, net of churn and items mentioned above, resulted in increased revenue of $36.4 million for the six months ended June 30, 2017.

As of June 30, 2017, we had approximately 4,783,000 NRSF, an increase of approximately 1,008,000 NRSF from June 30, 2016. As of June 30, 2017, we had 190 Fortune 1000 customers, or private or foreign enterprises of equivalent size, compared to 177 Fortune 1000 customers, or private or foreign enterprises of equivalent size, as of June 30, 2016. As of June 30, 2017, we had a total of nearly 1,000 customers.

Our capacity at June 30, 2017 was approximately 2,575,000 CSF, which is an increase of 28% from June 30, 2016. The utilization rate of our data center facilities was 89% as of June 30, 2017, compared to 84% as of June 30, 2016. We have three data centers in the lease-up stage, and we refer to these as pre-stabilized properties. Excluding these properties, the utilization rate for our stabilized portfolio was 93% as of June 30, 2017, as compared to 92% as of June 30, 2016.

Recurring rent churn was 0.8% for the three months ended June 30, 2017, as compared to 2.7% for the three months ended June 30, 2016. Recurring rent churn was 2.3% for the six months ended June 30, 2017, as compared to 4.1% for the six months ended June 30, 2016.
Costs and Expenses
Property operating expenses—For the three months ended June 30, 2017, Property operating expenses were $59.6 million, an increase of $14.8 million, or 33.0%, compared to $44.8 million for the three months ended June 30, 2016. The acquisition of the Sentinel Properties on February 28, 2017 resulted in an increase to Property operating expenses of $3.4 million. Equipment cost of sales increased $3.9 million for the three months ended June 30, 2017. Excluding the impact of the purchase of the Sentinel Properties and equipment cost of sales, Property operating expenses increased by $7.5 million. Electricity costs increased $4.3 million, property taxes increased $1.7 million and other costs increased $1.5 million, primarily to support our additional CSF deployed.
For the six months ended June 30, 2017, Property operating expenses were $111.9 million, an increase of $26.8 million, or 31.5%, compared to $85.1 million for the corresponding period in 2016. The Acquisitions resulted in an increase to Property operating expenses of $6.9 million. Equipment cost of sales increased $5.2 million for the six months ended June 30, 2017. Excluding the impact of the Acquisitions and equipment cost of sales, Property operating expenses increased by $14.7 million. Electricity costs increased $7.3 million, property taxes increased $3.9 million and other costs increased $3.5 million, primarily to support our additional CSF deployed.
Sales and marketing expenses—For the three months ended June 30, 2017, Sales and marketing expenses were $4.3 million, an increase of $0.1 million, or 2%, compared to $4.2 million for the three months ended June 30, 2016.
For the six months ended June 30, 2017, Sales and marketing expenses were $9.2 million, an increase of $1.0 million, or 12.2%, compared to $8.2 million for the corresponding period in 2016. The Acquisitions resulted in an increase to Sales and marketing expenses of $0.2 million. The remaining increase was primarily due to severance-related costs of $0.5 million as a result of a reduction-in-force for the Marketing department.
General and administrative expenses—For the three months ended June 30, 2017, General and administrative expenses were $17.3 million, an increase of $2.4 million, compared to $14.9 million for the three months ended June 30, 2016. The acquisition of the Sentinel Properties on February 28, 2017 resulted in an increase to General and administrative expenses of $0.2 million. Payroll costs increased by $0.6 million due to higher payroll and related costs to support the growth in the business. The Company incurred costs of $0.5 million related to its new accounting standards and system implementation during the three months ended June 30, 2017. IT licenses, maintenance and utilities increased $0.5 million and all other costs increased $0.6 million.
For the six months ended June 30, 2017, General and administrative expenses were $33.1 million, an increase of $4.2 million, compared to $28.9 million for the corresponding period in 2016. The Acquisitions resulted in an increase to General and administrative expenses of $0.3 million. Employee-related costs increased by $2.8 million due to higher payroll and related costs to support the growth in the business. The Company incurred $0.5 million related to its new accounting standards and system implementation during the six months ended June 30, 2017. IT licenses, maintenance and utilities increased $1.0 million, partially offset by a decrease in temporary staffing of $0.6 million. All other costs increased $0.2 million.
Depreciation and amortization expense—For the three months ended June 30, 2017, Depreciation and amortization expense was $63.7 million, an increase of $19.0 million, or 42.5%, compared to $44.7 million for the three months ended June 30, 2016. The acquisition of the Sentinel Properties on February 28, 2017 resulted in an increase in Depreciation and amortization expense of $8.9 million for the three months ended June 30, 2017. The remainder of the increase was driven by assets that were placed in service after the second quarter of 2016. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties, and expand our existing data center facilities.
For the six months ended June 30, 2017, Depreciation and amortization expense was $119.4 million, an increase of $35.4 million, or 42.1%, compared to $84.0 million for the corresponding period in 2016. The Acquisitions resulted in an increase in Depreciation and amortization expense of $15.1 million for the six months ended June 30, 2017. The remainder of the increase was driven by assets that were placed in service after the second quarter of 2016. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties, and expand our existing data center facilities.
Transaction and acquisition integration costs—For the three months ended June 30, 2017, the Company incurred costs of $1.7 million primarily related to integrating the Sentinel Properties following their acquisition, and for diligence efforts on certain targeted acquisitions including unrealized acquisitions. For the three months ended June 30, 2016, the Company incurred costs of $0.4 million associated with diligence efforts on certain targeted acquisitions, including unrealized acquisitions.
For the six months ended June 30, 2017, the Company incurred costs of $2.3 million primarily related to integrating the Sentinel Properties following their acquisition, and for diligence efforts on certain targeted acquisitions including unrealized acquisitions. For the six months ended June 30, 2016, the Company incurred costs of $2.7 million associated with diligence efforts on certain targeted acquisitions, including unrealized acquisitions.
Asset impairments and loss on disposal—For the three months ended June 30, 2017, the Company recognized impairments of $3.6 million related to our leased facility in Singapore.
For the six months ended June 30, 2017, the Company recognized impairments of $3.6 million related to the impairment of our leased facility in Singapore, and $0.2 million related to the disposal of equipment at the Phoenix-Chandler and Chicago-Aurora locations.
Non-Operating Expenses
Interest expense—For the three months ended June 30, 2017, Interest expense was $16.5 million, an increase of $5.0 million, or 43.5%, as compared to $11.5 million for the three months ended June 30, 2016. The increase was primarily a result of additional average borrowings under our Revolving Credit Facility, the issuance of the 2024 Notes and 2027 Notes in March 2017 and the redemption of the 2022 Notes, partially offset by $1.6 million due to an increase of capitalized interest.
For the six months ended June 30, 2017, Interest expense was $30.1 million, an increase of $6.5 million, or 27.5%, as compared to $23.6 million for the corresponding period in 2016. The increase was primarily a result of additional average borrowings under our Revolving Credit Facility, the issuance of the 2024 Notes and 2027 Notes in March 2017 and the redemption of the 2022 Notes, partially offset by $3.1 million due to an increase of capitalized interest.
Loss on extinguishment of debt—For the three months ended June 30, 2017, Loss on extinguishment of debt was $0.3 million, primarily due to the write-off of costs related to the Second Amended and Restated Credit Agreement.
For the six months ended June 30, 2017, Loss on extinguishment of debt was $36.5 million, primarily due to costs associated with the repurchase of the $474.8 million in aggregate face value of our 2022 Notes for total consideration of $515.1 million, including accrued and unpaid interest of $10.3 million. Deferred financing costs, bond premium and legal fees related to the 2022 Notes of $6.2 million were written off. In addition, $0.3 million related to the Second Amended and Restated Credit Agreement mentioned above.

Income tax expense—For the three months ended June 30, 2017, Income tax expense was $0.7 million, an increase of $0.2 million, as compared to $0.5 million for the three months ended June 30, 2016.
For the six months ended June 30, 2017, Income tax expense was $1.1 million, an increase of $0.4 million, as compared to $0.7 million for the six months ended June 30, 2016.
Capital Expenditures
For the six months ended June 30, 2017, capital expenditures were $977.3 million, including the purchase price of the Sentinel Properties on February 28, 2017 for $492.3 million. Other capital expenditures for the first six months of 2017 related primarily to development projects underway in Northern Virginia, Phoenix, Dallas, Chicago, San Antonio and Cincinnati. Capital expenditures for the six months ended June 30, 2016 were $378.2 million, including the purchase price of the Chicago-Aurora I data center in Aurora, Illinois for $131.1 million. Other capital expenditures for the first six months of 2016 related primarily to the development of additional square footage and power in our Phoenix, Houston, Dallas, San Antonio, Chicago and Northern Virginia markets.

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

We calculate Normalized FFO as FFO plus amortization of customer relationship intangibles, transaction and acquisition integration costs, legal claim costs and lease exit costs, and other special items including loss on extinguishment of debt, new accounting standards and system implementation costs, and severance and management transition costs, as appropriate. Other REITs may not calculate Normalized FFO in the same manner. Accordingly, our Normalized FFO may not be comparable to others.

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

The following table reflects the computation of FFO and Normalized FFO for the three and six months ended June 30, 2017 and June 30, 2016:
CyrusOne Inc.
Reconciliation of Net (Loss) Income to FFO and Normalized FFO
(Dollars in millions)
(Unaudited)

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	$	%	2017	2016	$	%
Net (loss) income	$(0.8)	$9.1	$(9.9)	n/m	$(31.2)	$14.7	$(45.9)	n/m
Adjustments:
Real estate depreciation and amortization	55.3	38.4	16.9	44%	104.0	71.4	32.6	46%
Asset impairments and loss on disposal	3.6	—	3.6	n/m	3.8	—	3.8	n/m
Funds from Operations (FFO)	$58.1	$47.5	$10.6	22%	$76.6	$86.1	$(9.5)	(11)%
Loss on extinguishment of debt	0.3	—	0.3	n/m	36.5	—	36.5	n/m
New accounting standards and system implementation costs	0.5	—	0.5	n/m	0.5	—	0.5	n/m
Amortization of customer relationship intangibles	6.7	4.9	1.8	37%	11.9	9.7	2.2	23%
Transaction and acquisition integration costs	1.7	0.4	1.3	n/m	2.3	2.7	(0.4)	(15)%
Severance and management transition costs	—	—	—	n/m	0.5	—	0.5	n/m
Legal claim costs	0.6	0.3	0.3	100%	0.8	0.5	0.3	60%
Normalized Funds from Operations (Normalized FFO)	$67.9	$53.1	$14.8	28%	$129.1	$99.0	$30.1	30%

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

The following table reflects the computation of NOI and Net (Loss) Income for the three and six months ended June 30, 2017 and June 30, 2016:

CyrusOne Inc.
Reconciliation of Revenue to Net Operating Income to Net (Loss) Income
(Dollars in millions)
(Unaudited)

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	$	%	2017	2016	$	%
Revenue	$166.9	$130.1	$36.8	28%	$316.2	$247.9	$68.3	28%
Property operating expenses	59.6	44.8	14.8	33%	111.9	85.1	26.8	31%
Net Operating Income	$107.3	$85.3	$22.0	26%	$204.3	$162.8	$41.5	25%
Sales and marketing	4.3	4.2	0.1	2%	9.2	8.2	1.0	12%
General and administrative	17.3	14.9	2.4	16%	33.1	28.9	4.2	15%
Depreciation and amortization	63.7	44.7	19.0	43%	119.4	84.0	35.4	42%
Transaction and acquisition integration costs	1.7	0.4	1.3	n/m	2.3	2.7	(0.4)	(15)%
Asset impairments and loss on disposal	3.6	—	3.6	n/m	3.8	—	3.8	n/m
Interest expense	16.5	11.5	5.0	43%	30.1	23.6	6.5	28%
Loss on extinguishment of debt	0.3	—	0.3	n/m	36.5	—	36.5	n/m
Income tax expense	0.7	0.5	0.2	40%	1.1	0.7	0.4	57%
Net (Loss) Income	$(0.8)	$9.1	$(9.9)	n/m	$(31.2)	$14.7	$(45.9)	n/m

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

For the three and six months ended June 30, 2017, the Company sold approximately 3.6 million shares of its common stock under the ATM stock offering program, generating net proceeds of approximately $197.5 million after giving effect to sales agent commissions of $2.5 million.

On February 27, 2017, the Company effected a full physical early settlement of the previously announced forward sale agreements entered into with Goldman, Sachs & Co. on August 10, 2016 relating to, in the aggregate, approximately 4.4 million shares of the Company’s common stock. Upon settlement, the Company issued and sold all such shares to Goldman, Sachs & Co., in its capacity as forward purchaser, in exchange for net proceeds of approximately $210.8 million, in accordance with the provisions of the forward sales agreements. Such proceeds were used to finance, in part, the acquisition of the Sentinel Properties (as defined below). Our total stock issuance for the six months ended June 30, 2017 was $408.6 million which included $0.4 million related to the employee stock purchase plans.
On February 28, 2017, CyrusOne closed its acquisition of two data centers located in Somerset, New Jersey and Raleigh-Durham, North Carolina (the Sentinel Properties) from Sentinel Data Centers. The Company paid aggregate cash consideration of approximately $492.3 million in connection therewith, including transaction related costs of $1.5 million. The transaction was financed by the Company with proceeds from settlement of its forward equity sale described above and borrowings under its Revolving Credit Facility.
On March 17, 2017, CyrusOne LP and CyrusOne Finance Corp. completed their offering of $500.0 million aggregate principal amount of 5.000% senior notes due 2024 (2024 Notes) and $300.0 million aggregate principal amount of 5.375% senior notes due 2027 (2027 Notes, and together with the 2024 Notes, the New Notes) in a private offering. The issuers have agreed to use commercially reasonable efforts to file an exchange offer registration statement with the SEC and to have the registration statement declared effective on or prior to the 390th day after the issue date of the New Notes, and to complete an exchange offer. The Company received proceeds of $791.2 million, net of underwriting costs of $8.8 million. In addition, the Company incurred approximately $2.1 million in other costs. The deferred financing costs totaled $10.9 million.
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

On June 16, 2017, CyrusOne LP entered into an amendment to its senior unsecured Second Amended and Restated Credit Agreement that increased the total commitments thereunder by $450.0 million to $2.0 billion and provided additional flexibility to pursue various initiatives, including joint ventures and international expansion. The amendment increased the size of the 2022 Term Loan maturing in January 2022 from $300.0 million to $650.0 million and expanded the Revolving Credit Facility by $100.0 million to $1.1 billion. Proceeds from the $350.0 million 2022 Term Loan increase were used to pay down borrowings under the Revolving Credit Facility. The existing $250.0 million 2021 Term Loan maturing in September 2021 remained unchanged. The amendment refreshes the amount available under the accordion feature of the Second Amended and Restated Credit Agreement to enable CyrusOne LP to increase the total loan commitments under the Second Amended and Restated Credit Agreement to up to $2.3 billion from time to time.
As of June 30, 2017, the total number of outstanding shares of common stock was approximately 91.3 million.
Short-term Liquidity

Our short-term liquidity requirements primarily consist of operating, sales and marketing, and general and administrative expenses, dividend payments and capital expenditures composed primarily of acquisition and development costs for data center properties. For the six months ended June 30, 2017, our capital expenditures, including the purchase of the Sentinel Properties on February 28, 2017 for $492.3 million, were $977.3 million. Our capital expenditures are discretionary, excluding leases under contract, and will be utilized to expand our existing data center properties, acquire or construct new facilities, or both. We intend to continue to pursue additional growth opportunities and are prepared to commit additional resources to support this growth. We expect to fund future capital expenditures from the cash available on our balance sheet, borrowings under our Revolving Credit Facility and other financings including potential issuances of debt and equity securities. We expect our total estimated capital expenditures, excluding the purchase of Sentinel Properties, for 2017 to be between $700 million and $750 million.

Long-term Liquidity

Our long-term liquidity requirements primarily consist of operating, sales and marketing, and general and administrative expenses, distributions to stockholders and the acquisition and development of additional data center properties. We expect to meet our long-term liquidity requirements with cash flows from our operations, issuances of debt and equity securities, and borrowings under our Revolving Credit Facility.

As of June 30, 2017, our Long-term debt, Capital lease obligations and Lease financing arrangements were $1,978.2 million, consisting of $500.0 million of 2024 Notes, $300.0 million of 2027 Notes, $157.7 million outstanding under the Revolving Credit Facility, $900.0 million outstanding, in the aggregate, under the 2022 Term Loan and 2021 Term Loan, Capital lease obligations of $11.7 million and Lease financing arrangements of $134.0 million, partially offset by deferred financing costs of $25.2 million. Available capacity under the Revolving Credit Facility as of June 30, 2017, was $933.8 million, which included $1.1 billion under the Revolving Credit Facility less outstanding borrowings of $157.7 million and letters of credit of $8.5 million. Total liquidity as of June 30, 2017 was $973.8 million, which included availability of $933.8 million under the Revolving Credit Facility and Cash and cash equivalents of $40.0 million.
Cash Flows
Comparison of Six Months Ended June 30, 2017 and June 30, 2016

Cash provided by operating activities for the six months ended June 30, 2017 was $121.5 million compared to $92.9 million for the six months ended June 30, 2016, an increase of $28.6 million. The increase was primarily driven by an increase in net operating income of $41.5 million. This increase was offset by the following: Deferred revenue and straight-line rent recognized increased $5.1 million primarily due to free rent periods on long-term large contracts; increase in annual bonus payments of $3.8 million due to achievement of annual targets; and leasing commissions paid in the first half of 2017 increased $2.4 million as a result of execution of long-term contracts. The remaining increase of $1.6 million was primarily due to increased sales and marketing, and general and administrative expenses.

Cash used in investing activities for the six months ended June 30, 2017 was $978.1 million compared to $377.0 million for the six months ended June 30, 2016. Our capital expenditures for 2017 included the purchase of the Sentinel Properties for $492.3 million. Capital expenditure for 2017 of $485.0 million related primarily to development projects underway in Northern Virginia, Phoenix, Dallas, Chicago, San Antonio and Cincinnati and the purchase of 48 acres in Quincy, Washington. Cash used in investing activities for the six months ended June 30, 2016 primarily related to the acquisition of the Aurora Properties for future development, which totaled $131.1 million. Other capital expenditures for 2016 related primarily to the development of additional square footage and power in our Phoenix, Houston, Dallas, San Antonio, Chicago and Northern Virginia markets. In addition, in 2016, we acquired 40 acres of land for future development in Northern Virginia.

Cash provided by financing activities for the six months ended June 30, 2017 was $882.0 million compared to $283.0 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, cash provided by financing activities was due to proceeds from the issuance of debt of $800.0 million, net proceeds from the issuance of common stock of $408.6 million, and net borrowings under the Second Amended and Restated Credit Agreement of $272.7 million. Cash used in financing activities during the six months ended June 30, 2017 was due to the repurchase and redemption of the 2022 Notes of $474.8 million, dividends paid to stockholders of $69.1 million, payment of debt extinguishment and debt issuance costs of $44.0 million, tax payments upon the exercise of equity awards of $6.6 million and other items of $4.8 million. Cash provided by financing activities during the six months ended June 30, 2016 was due to net borrowings under the Second Amended and Restated Credit Agreement of $100.0 million and the net issuance of common stock of $256.5 million. Cash used in financing activities during the six months ended June 30, 2016 was due to dividends paid to stockholders of $52.9 million, tax payments upon the exercise of equity awards of $13.6 million and other items of $7.0 million.
Distribution Policy
CyrusOne Inc. is required to distribute 90% of its taxable income (determined without regard to the dividend paid deduction and excluding any net capital gains) on an annual basis in order to continue to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to our common stockholders from cash flow from our operating partnership’s operating activities. In addition, the Operating Partnership Agreement requires ratable distributions to partners, and therefore, similar distributions will be made to all holders of operating partnership units. All such distributions are at the discretion of our parent company’s board of directors. We consider market factors and our operating partnership’s performance in addition to REIT requirements in determining distribution levels. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the board of directors during the year.
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
The following table sets forth the carrying value and fair value face amounts, maturity dates, and average interest rates at June 30, 2017, for our fixed-rate debt and variable-rate debt, excluding Capital lease obligations and Lease financing arrangements:

IN MILLIONS	2017	2018	2019	2020	2021	Thereafter	Total Carrying Value	Total Fair Value
Fixed-rate debt	—	—	—	—	—	$500.0	$500.0	$516.3
Average interest rate on fixed-rate debt	—	—	—	—	—	5.000%
Fixed-rate debt	—	—	—	—	—	$300.0	$300.0	$312.8
Average interest rate on fixed-rate debt	—	—	—	—	—	5.375%
Variable-rate debt (Revolving Credit Facility)	—	—	—	$157.7	—	—	$157.7	$157.7
Average interest rate on variable-rate debt	—	—	—	2.444%	—	—
Variable-rate debt (Term Loans)	—	—	—	—	—	$650.0	$650.0	$650.0
Average interest rate on variable-rate debt	—	—	—	—	—	2.419%
Variable-rate debt (Term Loans)	—	—	—	—	$250.0	—	$250.0	$250.0
Average interest rate on variable-rate debt	—	—	—		2.419%	—
Refer to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016 for a description of the Company’s market risks. There were no material changes for the period ended June 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2017. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, from time to time we are subject to claims and administrative proceedings. We do not believe any currently outstanding matters would have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations, liquidity and cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2016, filed with the SEC on February 27, 2017, as supplemented by the risk factors included in the section entitled "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed with the SEC on May 10, 2017, each of which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the six months ended June 30, 2017, the Company had no unregistered sales of equity securities or purchases of its common stock.

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

10.1
First Amendment to Second Amended and Restated Credit Agreement and Other Loan Documents, dated as of June 16, 2017, among CyrusOne LP, CyrusOne Inc., CyrusOne GP, CyrusOne LLC, CyrusOne TRS Inc., CyrusOne Foreign Holdings LLC, CyrusOne Finance Corp., Cervalis Holdings LLC, Cervalis LLC, CyrusOne-NJ LLC, CyrusOne-NC LLC, the lenders party thereto, and KeyBank National Association, as agent for the lenders from time to time party to the Credit Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on June 19, 2017 (File No. 001-35789)).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 4th day of August, 2017.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President and Chief Executive Officer

By:	/s/ Diane M. Morefield
Diane M. Morefield
Executive Vice President and Chief Financial Officer

By:	/s/ Amitabh Rai
Amitabh Rai
Senior Vice President and Chief Accounting Officer