Form 10-Q
period 2017-09-30
CyrusOne Inc.
filed 2017-10-31
CIK 1553023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Yes  ☐    No  ☒
There were 91,309,000 shares of common stock outstanding as of October 27, 2017 with a par value of $0.01 per share.

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
As of September 30, 2017, the total number of outstanding shares of common stock was approximately 91.3 million. CyrusOne Inc., directly or indirectly, owns all the operating partnership units of CyrusOne LP. As the direct or indirect owner of all the operating partnership units of CyrusOne LP and as sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP, CyrusOne Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CyrusOne Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

IN MILLIONS, except share and per share amounts
As of	September 30, 2017	December 31, 2016
Assets
Investment in real estate:
Land	$172.0	$142.7
Buildings and improvements	1,344.0	1,008.9
Equipment	1,721.2	1,042.9
Construction in progress	418.9	407.1
Subtotal	3,656.1	2,601.6
Accumulated depreciation	(722.1)	(578.5)
Net investment in real estate	2,934.0	2,023.1
Cash and cash equivalents	24.6	14.6
Rent and other receivables (net of allowance for doubtful accounts of $2.5 and $2.1 as of September 30, 2017 and December 31, 2016, respectively)	93.0	83.3
Restricted cash	0.1	—
Goodwill	455.1	455.1
Intangible assets (net of accumulated amortization of $129.4 and $110.7 as of September 30, 2017 and December 31, 2016, respectively)	209.7	150.2
Other assets	167.3	126.1
Total assets	$3,883.8	$2,852.4
Liabilities and equity
Accounts payable and accrued expenses	$244.7	$227.1
Deferred revenue	104.8	76.7
Capital lease obligations	10.9	10.8
Long-term debt, net	2,013.7	1,240.1
Lease financing arrangements	133.3	135.7
Total liabilities	2,507.4	1,690.4
Commitment and contingencies
Equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 91,289,335 and 83,536,250 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	0.9	0.8
Additional paid in capital	1,826.0	1,412.3
Accumulated deficit	(449.2)	(249.8)
Accumulated other comprehensive loss	(1.3)	(1.3)
Total stockholders’ equity	1,376.4	1,162.0
Total liabilities and equity	$3,883.8	$2,852.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

IN MILLIONS, except per share data
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Revenue:
Base revenue and other	$155.5	$128.8	$440.8	$353.5
Metered power reimbursements	19.8	15.0	50.7	38.2
Revenue	175.3	143.8	491.5	391.7
Costs and expenses:
Property operating expenses	63.0	54.6	174.9	139.7
Sales and marketing	3.9	4.7	13.1	12.9
General and administrative	17.5	13.9	50.6	42.8
Depreciation and amortization	68.7	50.6	188.1	134.6
Transaction and acquisition integration costs	3.0	1.2	5.3	3.9
Asset impairments and loss on disposal	55.5	—	59.3	—
Total costs and expenses	211.6	125.0	491.3	333.9
Operating income	(36.3)	18.8	0.2	57.8
Interest expense	17.9	13.8	48.0	37.4
Loss on extinguishment of debt	—	—	36.5	—
Net (loss) income before income taxes	(54.2)	5.0	(84.3)	20.4
Income tax expense	(0.9)	(0.6)	(2.0)	(1.3)
Net (loss) income	$(55.1)	$4.4	$(86.3)	$19.1
Basic weighted average common shares outstanding	90.4	80.6	87.5	77.0
Diluted weighted average common shares outstanding	90.4	81.3	87.5	77.6
(Loss) income per share - basic and diluted	$(0.61)	$0.05	$(0.99)	$0.24
Dividends declared per share	$0.42	$0.38	$1.26	$1.14

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

IN MILLIONS
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net (loss) income	$(55.1)	$4.4	$(86.3)	$19.1
Other comprehensive (loss) income:
Foreign currency translation adjustments	(0.1)	(0.7)	—	(0.8)
Comprehensive (loss) income	$(55.2)	$3.7	$(86.3)	$18.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Shareholder's Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
IN MILLIONS
Balance January 1, 2016	72.6	$0.7	$967.2	$(145.9)	$(0.4)	$821.6
Net income	—	—	—	19.1	—	19.1
Stock issuance costs	—	—	(1.6)	—	—	(1.6)
Stock-based compensation	0.6	—	8.5	—	—	8.5
Tax payment upon exercise of equity awards	(0.5)	—	(13.7)	—	—	(13.7)
Issuance of common stock	10.8	0.1	448.5	—	—	448.6
Foreign currency translation adjustment	—	—	—	—	(0.8)	(0.8)
Dividends declared, $1.14 per share	—	—	—	(92.0)	—	(92.0)
Balance at September 30, 2016	83.5	$0.8	$1,408.9	$(218.8)	$(1.2)	$1,189.7

Balance January 1, 2017	83.5	$0.8	$1,412.3	$(249.8)	$(1.3)	$1,162.0
Net loss	—	—	—	(86.3)	—	(86.3)
Stock-based compensation	(0.1)	—	11.6	—	—	11.6
Tax payment upon exercise of equity awards	(0.1)	—	(6.6)	—	—	(6.6)
Issuance of common stock	8.0	0.1	408.7	—	—	408.8
Dividends declared, $1.26 per share	—	—	—	(113.1)	—	(113.1)
Balance at September 30, 2017	91.3	$0.9	$1,826.0	$(449.2)	$(1.3)	$1,376.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

IN MILLIONS
	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Cash flows from operating activities:
Net (loss) income	$(86.3)	$19.1
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	188.1	134.6
Non-cash interest expense and change in interest accrual	2.1	11.1
Stock-based compensation expense	11.6	8.5
Provision for bad debt	0.5	0.9
Loss on extinguishment of debt	36.5	—
Asset impairments and loss on disposal	59.3	—
Change in operating assets and liabilities:
Rent receivables and other assets	(53.7)	(29.0)
Accounts payable and accrued expenses	4.8	2.6
Deferred revenues	27.2	(6.2)
Net cash provided by operating activities	190.1	141.6
Cash flows from investing activities:
Capital expenditures – asset acquisitions, net of cash acquired	(492.3)	(131.1)
Capital expenditures – other development	(709.1)	(425.4)
Changes in restricted cash	(0.1)	1.5
Net cash used in investing activities	(1,201.5)	(555.0)
Cash flows from financing activities:
Issuance of common stock	408.8	448.6
Stock issuance costs	—	(1.6)
Dividends paid	(107.4)	(82.8)
Borrowings from credit facility	1,190.0	530.0
Payments on credit facility	(737.3)	(460.0)
Payments on senior notes	(474.8)	—
Proceeds from issuance of debt	800.0	—
Payments on capital leases and lease financing arrangements	(7.3)	(6.8)
Payment of note payable	—	(1.5)
Debt issuance costs	(13.6)	(2.1)
Payment of debt extinguishment costs	(30.4)	—
Tax payment upon exercise of equity awards	(6.6)	(13.7)
Net cash provided by financing activities	1,021.4	410.1
Net increase (decrease) in cash and cash equivalents	10.0	(3.3)
Cash and cash equivalents at beginning of period	14.6	14.3
Cash and cash equivalents at end of period	$24.6	$11.0
Supplemental disclosures
Cash paid for interest	$58.2	$33.4
Cash paid for income taxes	1.9	1.2
Capitalized interest	12.4	6.8
Non-cash investing and financing activities
Acquisition and development of properties in accounts payable and other liabilities	133.6	117.7
Dividends payable	39.6	33.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

1. Description of Business
CyrusOne Inc., together with CyrusOne GP, a wholly owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. wholly owns CyrusOne LP (the operating partnership) and the subsidiaries of the operating partnership (collectively, “CyrusOne”, “we”, “us”, “our”, and the “Company”) is an owner, operator and developer of enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Our customers operate in a number of industries, including information technology, financial services, energy, oil and gas, mining, medical and consumer goods and services. We currently operate 44 data centers and 2 recovery centers located in the United States, United Kingdom and Singapore.

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
On February 28, 2017, CyrusOne closed its acquisition of two data centers located in Somerset, New Jersey and Raleigh-Durham, North Carolina (the Sentinel Properties) from Sentinel Data Centers. The Company paid aggregate cash consideration of approximately $492.3 million in connection therewith, including transaction related costs of $1.5 million. The transaction was financed by the Company with proceeds from settlement of its forward equity sale described above and borrowings under its Revolving Credit Facility (as defined in Note 6).
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
During the nine months ended September 30, 2017, the Company sold approximately 3.6 million shares of its common stock under the At the Market (ATM) stock offering program initiated in July 2016, generating net proceeds of approximately $197.5 million after giving effect to sales agent commissions of $2.5 million. As of  September 30, 2017, there was approximately $93.0 million in remaining capacity under the original program authorization of $320.0 million. During the third quarter of 2017, the Board authorized a new program authorization of $500.0 million to replace the remaining capacity under the original program authorization.
Our total stock issuance for the first nine months of 2017 was $408.8 million which included $0.5 million related to the employee stock purchase plans.
On June 16, 2017, CyrusOne LP entered into an amendment to its senior Second Amended and Restated Credit Agreement (as defined in Note 6) that increased the total commitments thereunder by $450.0 million to $2.0 billion and provided additional flexibility to pursue various initiatives, including joint ventures and international expansion. The amendment increased the size of the term loan maturing in January 2022 from $300.0 million to $650.0 million and expanded the Revolving Credit Facility by $100.0 million to $1.1 billion. Proceeds from the $350.0 million term loan increase were used to pay down borrowings under the Revolving Credit Facility. The existing $250.0 million term loan maturing in September 2021 remained unchanged. The amendment refreshes the amount available under the accordion feature of the Second Amended and Restated Credit Agreement to enable

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

CyrusOne LP to increase the total loan commitments under the Second Amended and Restated Credit Agreement to up to $2.3 billion from time to time.

3. Basis of Presentation
The accompanying financial statements as of September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and September 30, 2016, are prepared on a consolidated basis.
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
Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our condensed consolidated financial statements as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited financial statements as of December 31, 2016. All amounts reflected are in millions except share and per share data. Base revenue and other and metered power reimbursements for the three and nine months ended September 30, 2016 have been presented separately to conform with the presentation for the three and nine months ended September 30, 2017. There is no change to total revenue as a result of this change in presentation.

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
When we are involved in the construction of structural improvements to leased property, we are deemed the accounting owner of the leased real estate. In these instances, we bear substantially all the construction period risk, including managing or funding construction. As we have substantially all of the construction risks, we are deemed the “owner” of the asset under construction for accounting purposes during the construction period, and are therefore required to capitalize the construction costs on the accompanying consolidated balance sheets. At inception, the fair value of the building, excluding land, is recorded as an asset, and the construction and modification costs to the building that are not funded by us would be recorded as a liability. As construction progresses, the value of the asset and obligation increases by the fair value of the structural improvements. At completion of the construction, Sales-Leaseback Accounting under ASC 840-40-25 is also evaluated. Due to our continuing involvement with the lessor, Sales-Leaseback Accounting is precluded and the liability is not derecognized. When the asset is placed in service, depreciation commences, and the leased real estate is depreciated to the lesser of (i) its estimated fair value at the end of the term or (ii) the expected amount of the unamortized obligation at the end of the term. The associated obligation is presented as Lease financing arrangements in the accompanying consolidated balance sheets.
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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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

At September 30, 2017, there were no customers with receivables that made up 10% or more of the Company's Rent and other receivables balance. At December 31, 2016, there were no customers with receivables that made up 10% or more of the Company's Rent and other receivables balance.
Deferred Leasing Costs—Deferred leasing costs are presented with Other assets in the accompanying consolidated balance sheets. Leasing commissions incurred at the commencement of a new lease are capitalized and amortized over the term of the customer lease. Amortization of deferred leasing costs is presented with Depreciation and amortization in the accompanying consolidated statements of operations. If a lease terminates prior to the expiration of the lease, the remaining unamortized cost is written off to amortization expense. As of September 30, 2017 and December 31, 2016, deferred leasing costs were $31.7 million and $23.3 million, respectively, which are included in Other assets.
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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Revenue Recognition—Colocation rentals are generally billed monthly in advance, and some contracts have escalating payments over the term of the contract. If rents escalate without the lessee gaining access to or control over additional leased space or power, and the lessee takes possession of, or controls the physical use of the property (including all contractually committed power) at the beginning of the lease term, the rental payments by the lessee are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional leased space or power, revenue is recognized in proportion to the additional space or power in the periods that the lessee has control over the use of the additional space or power. The excess of revenue recognized over amounts contractually due is recognized in Other assets in the accompanying consolidated balance sheets. As of September 30, 2017 and December 31, 2016, straight-line rent receivable was $92.6 million and $67.6 million, respectively. Revenue is recognized for services or products that are deemed separate units of accounting. When a customer makes an advance payment or they are contractually obligated to pay any amounts in advance, which is not deemed a separate unit of accounting, Deferred revenue liability is recorded. This revenue is recognized ratably over the expected term of the lease, unless the pattern of service suggests otherwise. As of September 30, 2017 and December 31, 2016, Deferred revenue was $104.8 million and $76.7 million, respectively.
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
Depreciation and Amortization Expense—Depreciation expense is recognized over the estimated useful lives of real estate applying the straight-line method. The useful life of leased real estate and leasehold improvements is the lesser of the economic useful life of the asset or the term of the lease, including optional renewal periods if renewal of the lease is reasonably assured. The residual value of leased real estate is estimated as the lesser of (i) the expected fair value of the asset at the end of the lease term or (ii) the expected amount of the unamortized liability at the end of the lease term. Estimated useful lives are periodically reviewed. Depreciation expense was $60.1 million and $164.3 million for the three and nine months ended September 30, 2017, respectively, and $44.2 million and $115.5 million for the three and nine months ended September 30, 2016, respectively.
Amortization expense is recognized over the estimated useful lives of finite-lived intangibles. Finite-lived intangibles include trademarks, customer relationships, favorable leasehold interests, trade names and deferred leasing costs. As of September 30, 2017, the estimated remaining weighted average useful life of trademarks and customer relationships was 9 and 12 years, respectively. In addition, we have a favorable leasehold interest related to a land lease that is being amortized over the lease term of 51 years. The trade name is being amortized over three years. Deferred leasing costs are amortized over 3 to 5 years. Amortization expense was $8.6 million and $23.8 million for the three and nine months ended September 30, 2017, respectively, and $6.4 million and $19.1 million for the three and nine months ended September 30, 2016, respectively.
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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

ultimate realization of the deferred tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions. The Company's previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years prior to 2012, and we have no liabilities for uncertain tax positions as of September 30, 2017.
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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Level 3—Unobservable inputs that reflect our determination of assumptions that market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including our own data.

Business Segments —Business segments are components of an enterprise for which separate financial information is available and regularly viewed by the chief operating decision maker to assess performance and allocate resources. Our chief operating decision maker, the Company's Chief Executive Officer, reviews our financial information on an aggregate basis. Furthermore, our data centers have similar economic characteristics and customers across all geographic locations, and our service offerings have similar production processes, deliver services in a similar manner and use the same types of facilities and similar technologies. As a result, we have concluded that we have one reportable business segment. One customer represented approximately 18% of our revenue for the nine months ended September 30, 2017.

Recently Issued Accounting Standards—Accounting Standards Update (ASU) No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606)

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, which supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition" and most industry-specific guidance. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09. The new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for CyrusOne) and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application. We are continuing to evaluate the impact of ASU 2014-09 on our consolidated financial statements. We have identified each of our revenue streams and developed initial views of how they will be impacted by this adoption. Our initial evaluation is that the timing of revenue recognition for our various revenue streams would not be materially impacted by the adoption of this standard. As we continue our assessment we are reviewing, in detail, selected revenue contracts to verify and support our initial conclusions.  We will adopt the modified retrospective approach with any cumulative effect recognized in retained earnings on the date of adoption.  In addition, we expect the adoption to lead to increased footnote disclosures.

ASU No. 2016-02 (ASU 2016-02), Leases (Topic 842)

On February 25, 2016, the FASB issued ASU 2016-02. Lessees will need to recognize on their balance sheet a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, adjusted for any initial direct costs of the lease, lease incentives or early lease payments, where applicable. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. The standard is effective for CyrusOne beginning January 1, 2019. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are beginning to evaluate the impact of ASU 2016-02 on our consolidated financial statements and plan to adopt the standard on January 1, 2019.

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

ASU No. 2016-18 (ASU 2016-18), Restricted Cash (Subtopic 230)

In November 2016, the FASB issued guidance which addresses the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment requires that a statement of cash flows explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the full impact of the new standard.

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

5. Asset Acquisitions and Investment in Real Estate

Asset Acquisitions
On February 28, 2017, CyrusOne acquired two data centers located in Raleigh-Durham, North Carolina and Somerset, New Jersey from Sentinel Data Centers. The Company paid aggregate cash consideration of approximately $492.3 million, including transaction related costs of $1.5 million. The transaction was financed by the Company with proceeds of approximately $210.8 million from settlement of its forward equity sale and the remaining with borrowings under its Revolving Credit Facility. This transaction provided enhanced geographic diversification, established a presence in the Southeast and expanded the Company's footprint in the Northeast. The two properties consist of more than 160,000 colocation square feet and approximately 21 megawatts of power capacity, with nearly 85% of the power capacity leased.
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

In July of 2017, CyrusOne purchased 66 acres of land in Allen, Texas with an option to purchase an additional 24 acres. In April of 2017, CyrusOne purchased 48 acres of land in Quincy, Washington.

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Investment in Real Estate

During the quarter ended September 30, 2017, we incurred an impairment loss of $54.4 million for our Norwalk I, Stamford - Riverbend and Stamford - Omega facilities, which are in the Connecticut market and were acquired as part of the Cervalis acquisition in July 2015. These are leased facilities and Cervalis was deemed to be the accounting owner of the buildings, excluding land, due to their involvement in the construction of structural improvements to these facilities and continuing involvement once construction was completed. Upon acquisition of Cervalis, all assets acquired and liabilities assumed were recorded at their estimated fair values.

For new leases, our sales cycle is typically up to two years, and our revenue and profit expectations were recently revised as compared to the assumptions contained at the time of the acquisition. Due to lack of demand we have experienced for data centers in the Connecticut market, we have revised our expectations for operations of these facilities through the end of their lease terms. The amount of impairment recognized was the excess of the carrying value over the fair value of the assets. Fair value was determined by the discounted cash flow method based on management's best estimates of a market participant using available and knowable information.

For the nine month period ended September 30, 2017, we recognized Asset impairments and loss on disposal of $59.3 million which includes the impairment loss of $54.4 million as mentioned above, an impairment of $3.6 million related to our leased facility in Singapore, a loss on disposal of $1.1 million related to equipment at our Chicago - Aurora facility and $0.2 million related to other equipment sales.

6. Long-Term Debt, Capital Lease Obligations and Lease Financing Arrangements
Long-term debt, Capital lease obligations and Lease financing arrangements presented in the accompanying condensed consolidated financial statements consist of the following:

IN MILLIONS
As of	September 30, 2017	December 31, 2016
Credit facilities:
Revolving Credit Facility	$337.7	$235.0
2022 Term Loan	650.0	300.0
2021 Term Loan	250.0	250.0
2024 Notes	500.0	—
2027 Notes	300.0	—
2022 Notes, including bond premium	—	477.3
Deferred financing costs	(24.0)	(22.2)
Long-term debt	2,013.7	1,240.1
Capital lease obligations	10.9	10.8
Lease financing arrangements	133.3	135.7
Total	$2,157.9	$1,386.6
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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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

Deferred financing costs of $2.7 million related to the June 2017 amendment to the Second Amended and Restated Credit Agreement were recorded. Existing deferred financing costs of $0.3 million were recorded to Loss on extinguishment of debt due to the exit of certain lenders from the credit facility.

As of September 30, 2017, the interest rate for the Revolving Credit Facility and the Term Loans was 2.79% and 2.73%, respectively.

As of September 30, 2017, there were outstanding borrowings of $337.7 million on the Revolving Credit Facility and aggregate borrowings of $900.0 million on the Term Loans. In addition, the Second Amended and Restated Credit Agreement contains an accordion feature to enable CyrusOne LP to increase the total loan commitments under the Second Amended and Restated Credit Agreement to up to $2.3 billion.

We pay commitment fees for the unused amount of borrowings on the Revolving Credit Facility and letter of credit fees on any outstanding letters of credit. The commitment fees are equal to 0.25% per annum of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. Commitment fees related to the Second Amended and Restated Credit Agreement were $0.6 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively. Commitment fees related to the Second Amended and Restated Credit Agreement were $1.3 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively.

At September 30, 2017, available capacity under the Revolving Credit Facility was $753.8 million, which included $1.1 billion under the Revolving Credit Facility less outstanding borrowings of $337.7 million and letters of credit of $8.5 million. Total liquidity at September 30, 2017 was $778.4 million, which included availability of $753.8 million under the Revolving Credit Facility and Cash and cash equivalents of $24.6 million.
5.000% Senior Notes due 2024 and 5.375% Senior Notes due 2027—On March 17, 2017, CyrusOne LP and CyrusOne Finance Corp. (collectively, the Issuers) completed their offering of $500.0 million aggregate principal amount of 5.000% senior notes due 2024 and $300.0 million aggregate principal amount of 5.375% senior notes due 2027 in a private offering. The Issuers have agreed to use commercially reasonable efforts to file an exchange offer registration statement with the SEC and to have the registration statement declared effective on or prior to the 390th day after the issue date of the New Notes, and to complete an exchange offer. The Company received proceeds of $791.2 million, net of underwriting costs of $8.8 million. In addition, the Company incurred approximately $2.1 million in other costs. Total deferred financing costs of $10.9 million related to the New Notes were recorded.

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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
As of September 30, 2017, we believe we were in compliance with all covenants.
Deferred financing costs—Deferred financing costs are costs incurred in connection with obtaining long-term financing. Deferred financing costs were incurred in connection with the issuance of the Revolving Credit Facility, the 2022 Term Loan, the 2021 Term Loan and the New Notes. As of September 30, 2017 and December 31, 2016, deferred financing costs totaled $24.0 million and $22.2 million, respectively. Amortization of deferred financing costs, included in Interest expense in the consolidated statements of operations totaled $1.2 million and $3.4 million for the three and nine months ended September 30, 2017, respectively, and $1.0 million and $3.0 million for the three and nine months ended September 30, 2016, respectively.
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
Interest expense on Capital lease obligations and Lease financing arrangements was $2.2 million and $6.7 million for the three and nine months ended September 30, 2017, respectively, and $3.4 million and $8.3 million for the three and nine months ended September 30, 2016, respectively.

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

The carrying value and fair value of other financial instruments are as follows:

IN MILLIONS
As of	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Notes	$500.0	$527.5	$—	$—
2027 Notes	300.0	322.5	—	—
2022 Notes	—	—	477.3	502.1
Revolving Credit Facility and Term Loans	1,237.7	1,237.7	785.0	785.0
The fair values of our 2024 Notes and 2027 Notes as of September 30, 2017 and our 2022 Notes as of December 31, 2016 were based on the quoted market prices for these notes, which is considered Level 1 of the fair value hierarchy. The carrying value of the Revolving Credit Facility, the 2022 Term Loan and the 2021 Term Loan approximates estimated fair value as of September 30, 2017 and December 31, 2016, due to the variability of interest rates and the stability of our credit ratings. These fair value measurements are considered Level 3 of the fair value hierarchy.
8. Dividends
On August 2, 2017, we announced a regular cash dividend of $0.42 per common share payable to stockholders of record at the close of business on September 29, 2017. The dividends were paid on October 13, 2017.
9. Stock-Based Compensation Plans
Stock-based compensation expense was as follows:

IN MILLIONS
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Founders	$—	$—	$—	$0.3
2013 Grants	—	—	—	0.1
2014 Grants	—	0.3	0.1	0.9
2015 Grants	0.5	1.2	1.7	3.1
2016 Grants	1.7	0.8	5.4	4.1
2017 Grants	1.8	—	4.4	—
Total	$4.0	$2.3	$11.6	$8.5

The board of directors of CyrusOne Inc. adopted the 2012 Long-Term Incentive Plan (LTIP), which was amended and restated on May 2, 2016. The LTIP is administered by the compensation committee of the board of directors. Awards issuable under the LTIP include common stock, restricted stock, restricted stock units, stock options and other incentive awards. CyrusOne Inc. has reserved a total of 8.9 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. The related stock compensation expense incurred by CyrusOne Inc. is allocated to the operating partnership. Shares available under the LTIP at September 30, 2017, were approximately 5.5 million. Shares vest according to each agreement and as long as the employee remains employed with the Company. The Company uses the Black-Scholes option-pricing model for time and performance-based options and a Monte Carlo simulation for market-based awards. The fair values of these awards use assumptions such as volatility, risk-free interest rate, and expected term of the awards.

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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

The holders of restricted stock have all of the rights and privileges of shareholders including the right to vote. As of September 30, 2017, unearned compensation representing the unvested portion of the awards granted in 2015 totaled $0.8 million, with a weighted average vesting period of 0.4 years.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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

The holders of restricted stock have all of the rights and privileges of shareholders including the right to vote. As of September 30, 2017, unearned compensation representing the unvested portion of the awards granted in 2016 totaled $9.1 million, with a weighted average vesting period of 1.4 years.
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

On July 31, 2017, the Company issued time-based awards under the LTIP in the form of restricted stock units with a grant date fair value of $0.2 million. The Company granted 3,936 time-based restricted stock units with a grant date fair value of $59.71.

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

The holders of restricted stock have all the rights and privileges of shareholders including the right to vote. The holders of restricted stock units do not have all of the rights and privileges of shareholders and do not have the right to vote. These rights will be acquired upon the settlement of the restricted stock units and the issuance of shares. The time-based restricted stock units have the right to receive dividends that are payable within ten days following the date the dividends are payable to shareholders. Market-based restricted stock units accrue dividends which are paid upon the settlement of the units. As of September 30, 2017, unearned compensation representing the unvested portion of the awards granted in 2017 totaled $11.3 million, with a weighted average vesting period of 1.8 years.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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
The following table reflects the computation of basic and diluted net (loss) income per share for the three and nine months ended September 30, 2017 and 2016:

IN MILLIONS, except per share amounts
	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016		Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net (loss) income	$(55.1)	$(55.1)	$4.4	$4.4	$(86.3)	$(86.3)	$19.1	$19.1
Less: Restricted stock dividends	(0.2)	(0.2)	(0.2)	(0.2)	(0.7)	(0.7)	(0.5)	(0.5)
Net (loss) income available to stockholders	$(55.3)	$(55.3)	$4.2	$4.2	$(87.0)	$(87.0)	$18.6	$18.6
Denominator:
Weighted average common outstanding-basic	90.4	90.4	80.6	80.6	87.5	87.5	77.0	77.0
Performance-based restricted stock and units		—		0.5		—		0.6
Convertible securities		—		0.2		—		—
Weighted average shares outstanding-diluted		90.4		81.3		87.5		77.6
EPS:
Net (loss) income per share-basic	$(0.61)		$0.05		$(0.99)		$0.24
Effect of dilutive shares:
Net (loss) income per share-diluted		$(0.61)		$0.05		$(0.99)		$0.24

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

The dividends payable as of September 30, 2016, included amounts due to subsidiaries of CBI related to the dividend and distribution announced on August 1, 2016 of $0.38 per share based on CBI's ownership of common shares of CyrusOne Inc. as of the record date of September 30, 2016.

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
We have elected to designate two subsidiaries as taxable REIT subsidiaries (each a TRS). The activities of a TRS may include performing services for our tenants that would otherwise be considered impermissible for REITs. The income of a TRS is subject to federal and state taxes. While CyrusOne Inc. and the operating partnership do not pay federal income taxes, we are still subject to foreign, state, and local income taxes in the locations in which we conduct business. Income tax expense was $0.9 million and $2.0 million for the three and nine months ended September 30, 2017, respectively, and $0.6 million and $1.3 million for the three and nine months ended September 30, 2016, respectively.
For certain entities we calculate deferred tax assets and liabilities for temporary differences in the basis between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Deferred tax assets (net of valuation allowance) and liabilities were accrued, as necessary, for the periods ended September 30, 2017 and December 31, 2016. Historically, we have recorded a full valuation allowance on our foreign net deferred tax assets related to our foreign generated net operating losses due to the uncertainty of their realization. In 2013 and 2014, management determined it was necessary to record a full valuation allowance on all of our domestic and foreign net deferred tax assets due to the uncertainty of their realization. Accordingly, at September 30, 2017 and December 31, 2016, the net domestic and foreign deferred tax assets were zero.

13. Guarantors

CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively, had $500.0 million aggregate principal amount of their 2024 Notes and $300.0 million aggregate principal amount of their 2027 Notes outstanding at September 30, 2017. As of September 30, 2017, the New Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by CyrusOne Inc. (Parent Guarantor), CyrusOne GP (General Partner), and CyrusOne LP’s wholly owned domestic subsidiaries, CyrusOne LLC, CyrusOne TRS Inc., CyrusOne Foreign Holdings LLC, Cervalis Holdings LLC, Cervalis LLC, CyrusOne-NJ LLC and CyrusOne-NC LLC (such subsidiaries, together, the Guarantor Subsidiaries). Non-Guarantor Subsidiaries consist of wholly owned subsidiaries organized outside of the United States, as well as CyrusOne Government Services LLC, a Delaware limited liability company and a wholly owned subsidiary of CyrusOne LP, and the Finance Co-Issuer. None of

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

the Non-Guarantor Subsidiaries guarantee the New Notes. Subject to the provisions of the indentures governing the New Notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

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
The following schedules present the balance sheets as of September 30, 2017 and December 31, 2016, and the statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2017 and September 30, 2016, and the statements of cash flows for the nine months ended September 30, 2017 and September 30, 2016 for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries.
The consolidating statements of cash flows for the nine months ended September 30, 2016 includes the purchase of CME in March 2016. The consolidating statements of cash flows for the nine months ended September 30, 2017 includes the purchase of the Sentinel Properties on February 28, 2017. The results for the CME and Sentinel Properties purchases are included in the Guarantor Subsidiaries financial statements subsequent to the respective acquisitions.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Consolidating Balance Sheets

IN MILLIONS	As of September 30, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$172.0	$—	$—	$172.0
Buildings and improvements	—	—	—	—	1,314.0	28.2	1.8	1,344.0
Equipment	—	—	—	—	1,712.7	1.1	7.4	1,721.2
Construction in progress	—	—	—	—	413.4	0.1	5.4	418.9
Subtotal	—	—	—	—	3,612.1	29.4	14.6	3,656.1
Accumulated depreciation	—	—	—	—	(718.5)	(3.6)	—	(722.1)
Net investment in real estate	—	—	—	—	2,893.6	25.8	14.6	2,934.0
Cash and cash equivalents	—	—	—	—	24.5	0.1	—	24.6
Investment in subsidiaries	1,383.1	13.8	1,792.1	—	—	—	(3,189.0)	—
Restricted cash	—	—	—	—	0.1	—	—	0.1
Rent and other receivables, net	—	—	—	—	91.0	2.0	—	93.0
Intercompany receivable	18.3	—	1,626.5	—	—	0.5	(1,645.3)	—
Goodwill	—	—	—	—	455.1	—	—	455.1
Intangible assets, net	—	—	—	—	209.7	—	—	209.7
Other assets	—	—	—	—	164.6	2.7	—	167.3
Total assets	$1,401.4	$13.8	$3,418.6	$—	$3,838.6	$31.1	$(4,819.7)	$3,883.8
Accounts payable and accrued expenses	$39.6	$—	$3.5	$—	$201.0	$0.6	$—	$244.7
Deferred revenue	—	—	—	—	104.0	0.8	—	104.8
Intercompany payable	—	—	18.3	—	1,629.4	—	(1,647.7)	—
Capital lease obligations	—	—	—	—	6.0	4.9	—	10.9
Long-term debt, net	—	—	2,013.7	—	—	—	—	2,013.7
Lease financing arrangements	—	—	—	—	106.1	27.2	—	133.3
Total liabilities	39.6	—	2,035.5	—	2,046.5	33.5	(1,647.7)	2,507.4
Total stockholders' equity	1,361.8	13.8	1,383.1	—	1,792.1	(2.4)	(3,172.0)	1,376.4
Total liabilities and equity	$1,401.4	$13.8	$3,418.6	$—	$3,838.6	$31.1	$(4,819.7)	$3,883.8

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS	As of December 31, 2016
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$142.7	$—	$—	$142.7
Buildings and improvements	—	—	—	—	973.6	34.1	1.2	1,008.9
Equipment	—	—	—	—	1,036.8	1.0	5.1	1,042.9
Construction in progress	—	—	—	—	406.4	—	0.7	407.1
Subtotal	—	—	—	—	2,559.5	35.1	7.0	2,601.6
Accumulated depreciation	—	—	—	—	(571.3)	(7.2)	—	(578.5)
Net investment in real estate	—	—	—	—	1,988.2	27.9	7.0	2,023.1
Cash and cash equivalents	—	—	—	—	13.4	1.2	—	14.6
Investment in subsidiaries	1,170.3	11.7	1,376.1	—	2.0	—	(2,560.1)	—
Rent and other receivables, net	—	—	—	—	81.8	1.5	—	83.3
Intercompany receivable	18.6	—	1,057.7	—	—	0.5	(1,076.8)	—
Goodwill	—	—	—	—	455.1	—	—	455.1
Intangible assets, net	—	—	—	—	150.2	—	—	150.2
Other assets	—	—	—	—	123.4	2.7	—	126.1
Total assets	$1,188.9	$11.7	$2,433.8	$—	$2,814.1	$33.8	$(3,629.9)	$2,852.4
Accounts payable and accrued expenses	$33.9	$—	$4.8	$—	$187.7	$0.7	$—	$227.1
Deferred revenue	—	—	—	—	76.0	0.7	—	76.7
Intercompany payable	—	—	18.6	—	1,058.2	—	(1,076.8)	—
Capital lease obligations	—	—	—	—	5.6	5.2	—	10.8
Long-term debt, net	—	—	1,240.1	—	—	—	—	1,240.1
Lease financing arrangements	—	—	—	—	110.5	25.2	—	135.7
Total liabilities	33.9	—	1,263.5	—	1,438.0	31.8	(1,076.8)	1,690.4
Total stockholders' equity	1,155.0	11.7	1,170.3	—	1,376.1	2.0	(2,553.1)	1,162.0
Total liabilities and equity	$1,188.9	$11.7	$2,433.8	$—	$2,814.1	$33.8	$(3,629.9)	$2,852.4

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Consolidating Statements of Operations and Comprehensive Income (Loss)

IN MILLIONS	Three Months Ended September 30, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/ Consolidations	Total
Revenue:
Base revenue and other	$—	$—	$—	$—	$154.5	$1.0	$—	$155.5
Metered power reimbursements	—	—	—	—	19.4	0.4	—	19.8
Revenue	—	—	—	—	173.9	1.4	—	175.3
Costs and expenses:
Property operating expenses	—	—	—	—	62.4	0.6	—	63.0
Sales and marketing	—	—	—	—	3.9	—	—	3.9
General and administrative	—	—	—	—	17.5	—	—	17.5
Depreciation and amortization	—	—	—	—	68.6	0.1	—	68.7
Transaction and acquisition integration costs	—	—	—	—	3.0	—	—	3.0
Asset impairments and loss on disposal	—	—	—	—	55.5	—	—	55.5
Total costs and expenses	—	—	—	—	210.9	0.7	—	211.6
Operating income	—	—	—	—	(37.0)	0.7	—	(36.3)
Interest expense	—	—	19.9	—	—	0.7	(2.7)	17.9
Loss on extinguishment of debt	—	—	—	—	—	—	—	—
(Loss) income before income taxes	—	—	(19.9)	—	(37.0)	—	2.7	(54.2)
Income tax expense	—	—	—	—	(0.9)	—	—	(0.9)
Equity (loss) earnings related to investment in subsidiaries	(57.8)	(0.5)	(37.9)	—	—	—	96.2	—
Net (loss) income	(57.8)	(0.5)	(57.8)	—	(37.9)	—	98.9	(55.1)
Other comprehensive income	—	—	—	—	—	(0.1)	—	(0.1)
Comprehensive (loss) income	$(57.8)	$(0.5)	$(57.8)	$—	$(37.9)	$(0.1)	$98.9	$(55.2)

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS	Three Months Ended September 30, 2016
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue:
Base revenue and other	$—	$—	$—	$—	$127.8	$1.0	$—	$128.8
Metered power reimbursements	—	—	—	—	14.7	0.3	—	15.0
Revenue	—	—	—	—	142.5	1.3	—	143.8
Costs and expenses:
Property operating expenses	—	—	—	—	54.0	0.6	—	54.6
Sales and marketing	—	—	—	—	4.7	—	—	4.7
General and administrative	—	—	—	—	13.9	—	—	13.9
Depreciation and amortization	—	—	—	—	53.6	(3.0)	—	50.6
Transaction and acquisition integration costs	—	—	—	—	1.2	—	—	1.2
Total costs and expenses	—	—	—	—	127.4	(2.4)	—	125.0
Operating income	—	—	—	—	15.1	3.7	—	18.8
Interest expense	—	—	12.2	—	—	0.7	0.9	13.8
Income (loss) before income taxes	—	—	(12.2)	—	15.1	3.0	(0.9)	5.0
Income tax expense	—	—	—	—	(0.6)	—	—	(0.6)
Equity earnings (loss) related to investment in subsidiaries	4.6	0.1	16.8	—	2.3	—	(23.8)	—
Net income (loss)	4.6	0.1	4.6	—	16.8	3.0	(24.7)	4.4
Other comprehensive loss	—	—	—	—	—	(0.7)	—	(0.7)
Comprehensive income (loss)	$4.6	$0.1	$4.6	$—	$16.8	$2.3	$(24.7)	$3.7

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS	Nine Months Ended September 30, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/ Consolidations	Total
Revenue:
Base revenue and other	$—	$—	$—	$—	$437.8	$3.0	$—	$440.8
Metered power reimbursements	—	—	—	—	49.7	1.0	—	50.7
Revenue	—	—	—	—	487.5	4.0	—	491.5
Costs and expenses:
Property operating expenses	—	—	—	—	173.1	1.8	—	174.9
Sales and marketing	—	—	—	—	13.1	—	—	13.1
General and administrative	—	—	—	—	50.4	0.2	—	50.6
Depreciation and amortization	—	—	—	—	187.2	0.9	—	188.1
Transaction and acquisition integration costs	—	—	—	—	5.3	—	—	5.3
Asset impairments and loss on disposal	—	—	—	—	55.7	3.6	—	59.3
Total costs and expenses	—	—	—	—	484.8	6.5	—	491.3
Operating income	—	—	—	—	2.7	(2.5)	—	0.2
Interest expense	—	—	53.6	—	—	2.0	(7.6)	48.0
Loss on extinguishment of debt	—	—	36.5	—	—	—	—	36.5
(Loss) income before income taxes	—	—	(90.1)	—	2.7	(4.5)	7.6	(84.3)
Income tax expense	—	—	—	—	(2.0)	—	—	(2.0)
Equity (loss) earnings related to investment in subsidiaries	(93.9)	(0.9)	(3.8)	—	(4.5)	—	103.1	—
Net (loss) income	(93.9)	(0.9)	(93.9)	—	(3.8)	(4.5)	110.7	(86.3)
Other comprehensive income	—	—	—	—	—	—	—	—
Comprehensive (loss) income	$(93.9)	$(0.9)	$(93.9)	$—	$(3.8)	$(4.5)	$110.7	$(86.3)

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS	Nine Months Ended September 30, 2016
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue:
Base revenue and other	$—	$—	$—	$—	$350.4	$3.1	$—	$353.5
Metered power reimbursements	—	—	—	—	37.3	0.9	—	38.2
Revenue	—	—	—	—	387.7	4.0	—	391.7
Costs and expenses:
Property operating expenses	—	—	—	—	137.9	1.8	—	139.7
Sales and marketing	—	—	—	—	12.9	—	—	12.9
General and administrative	—	—	—	—	42.7	0.1	—	42.8
Depreciation and amortization	—	—	—	—	136.3	(1.7)	—	134.6
Transaction and acquisition integration costs	—	—	—	—	3.9	—	—	3.9
Total costs and expenses	—	—	—	—	333.7	0.2	—	333.9
Operating income	—	—	—	—	54.0	3.8	—	57.8
Interest expense	—	—	36.0	—	—	2.2	(0.8)	37.4
Income (loss) before income taxes	—	—	(36.0)	—	54.0	1.6	0.8	20.4
Income tax expense	—	—	—	—	(1.3)	—	—	(1.3)
Equity earnings (loss) related to investment in subsidiaries	17.5	0.2	53.5	—	0.8	—	(72.0)	—
Net income (loss)	17.5	0.2	17.5	—	53.5	1.6	(71.2)	19.1
Other comprehensive loss	—	—	—	—	—	(0.8)	—	(0.8)
Comprehensive income (loss)	$17.5	$0.2	$17.5	$—	$53.5	$0.8	$(71.2)	$18.3

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Consolidating Statements of Cash Flows

IN MILLIONS	Nine Months Ended September 30, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Cash flows from operating activities:
Net (loss) income	$(93.9)	$(0.9)	$(93.9)	$—	$(3.8)	$(4.5)	$110.7	$(86.3)
Equity (loss) earnings related to investment in subsidiaries	93.9	0.9	3.8	—	4.5	—	(103.1)	—
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	—	187.2	0.9	—	188.1
Non-cash interest expense and change in interest accrual	—	—	2.1	—	—	—	—	2.1
Stock-based compensation expense	—	—	—	—	11.6	—	—	11.6
Provision for bad debt	—	—	—	—	0.5	—	—	0.5
Loss on extinguishment of debt	—	—	36.5	—	—	—	—	36.5
Asset impairments and loss on disposal	—	—	—	—	55.7	3.6	—	59.3
Change in operating assets and liabilities:
Rent receivables and other assets	—	—	—	—	(53.3)	(0.4)	—	(53.7)
Accounts payable and accrued expenses	—	—	(0.1)	—	5.0	(0.1)	—	4.8
Deferred revenues	—	—	—	—	27.1	0.1	—	27.2
Net cash (used in) provided by operating activities	—	—	(51.6)	—	234.5	(0.4)	7.6	190.1
Cash flows from investing activities:
Capital expenditures - asset acquisitions, net of cash acquired	—	—	—	—	(492.3)	—	—	(492.3)
Capital expenditures - other development	—	—	—	—	(701.5)	—	(7.6)	(709.1)
Investment in subsidiaries	(408.2)	(4.1)	(408.2)	—	(0.1)	—	820.6	—
Changes in restricted cash	—	—	—	—	(0.1)	—	—	(0.1)
Return of investment	107.4	—	—	—	—	—	(107.4)	—
Intercompany borrowings	6.0	—	(568.9)	—	—	—	562.9	—
Net cash (used in) provided by investing activities	(294.8)	(4.1)	(977.1)	—	(1,194.0)	—	1,268.5	(1,201.5)
Cash flows from financing activities:
Issuance of common stock	408.8	—	—	—	—	—	—	408.8
Dividends paid	(107.4)	—	(107.4)	—	—	—	107.4	(107.4)
Intercompany borrowings	—	—	(6.0)	—	568.9	—	(562.9)	—
Borrowings from credit facility	—	—	1,190.0	—	—	—	—	1,190.0
Proceeds from issuance of debt	—	—	800.0	—	—	—	—	800.0
Payments on credit facility	—	—	(737.3)	—	—	—	—	(737.3)
Payments on senior notes	—	—	(474.8)	—	—	—	—	(474.8)
Payments on capital leases and lease financing arrangements	—	—	—	—	(6.5)	(0.8)	—	(7.3)
Tax payment upon exercise of equity awards	(6.6)	—	—	—	—	—	—	(6.6)
Contributions/distributions from parent	—	4.1	408.2	—	408.2	0.1	(820.6)	—
Debt issuance costs	—	—	(13.6)	—	—	—	—	(13.6)
Payment of debt extinguishment costs	—	—	(30.4)	—	—	—	—	(30.4)
Net cash provided by (used in) financing activities	294.8	4.1	1,028.7	—	970.6	(0.7)	(1,276.1)	1,021.4
Net increase in cash and cash equivalents	—	—	—	—	11.1	(1.1)	—	10.0
Cash and cash equivalents at beginning of period	—	—	—	—	13.4	1.2	—	14.6
Cash and cash equivalents at end of period	$—	$—	$—	$—	$24.5	$0.1	$—	$24.6

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

IN MILLIONS	Nine Months Ended September 30, 2016
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Cash flows from operating activities:
Net income (loss)	$17.5	$0.2	$17.5	$—	$53.5	$1.6	$(71.2)	$19.1
Equity earnings (loss) related to investment in subsidiaries	(17.5)	(0.2)	(53.5)	—	(0.8)	—	72.0	—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	—	136.3	(1.7)	—	134.6
Non-cash interest expense and change in interest accrual	—	—	10.0	—	—	—	1.1	11.1
Stock-based compensation expense	—	—	—	—	8.5	—	—	8.5
Provision for bad debt	—	—	—	—	0.9	—	—	0.9
Change in operating assets and liabilities:
Rent receivables and other assets	—	—	—	—	(29.0)	—	—	(29.0)
Accounts payable and accrued expenses	—	—	(0.1)	—	2.6	0.1	—	2.6
Deferred revenues	—	—	—	—	(6.2)	—	—	(6.2)
Net cash provided by (used in) operating activities	—	—	(26.1)	—	165.8	—	1.9	141.6
Cash flows from investing activities:
Capital expenditures - asset acquisitions, net of cash acquired	—	—	—	—	(131.1)	—	—	(131.1)
Capital expenditures - other development	—	—	—	—	(424.4)	(1.0)	—	(425.4)
Investment in subsidiaries	(448.2)	(4.5)	(448.2)	—	—	—	900.9	—
Changes in restricted cash	—	—	—	—	1.5	—	—	1.5
Return of investment	80.8	—	—	—	—	—	(80.8)	—
Intercompany borrowings	14.9	—	55.9	—	—	(0.5)	(70.3)	—
Net cash provided by (used in) investing activities	(352.5)	(4.5)	(392.3)	—	(554.0)	(1.5)	749.8	(555.0)
Cash flows from financing activities:
Issuance of common stock	448.6	—	—	—	—	—	—	448.6
Stock issuance costs	(1.6)	—	—	—	—	—	—	(1.6)
Dividends paid	(80.8)	—	(82.8)	—	—	—	80.8	(82.8)
Intercompany borrowings	—	—	(14.9)	—	(53.5)	—	68.4	—
Borrowings from credit facility	—	—	530.0	—	—	—	—	530.0
Payments on credit facility	—	—	(460.0)	—	—	—	—	(460.0)
Payments on capital leases and lease financing arrangements	—	—	—	—	(6.0)	(0.8)	—	(6.8)
Tax payment upon exercise of equity awards	(13.7)	—	—	—	—	—	—	(13.7)
Debt issuance costs	—	—	(2.1)	—	—	—	—	(2.1)
Contributions/distributions from parent	—	4.5	448.2	—	448.2	—	(900.9)	—
Payment of note payable	—	—	—	—	(1.5)	—	—	(1.5)
Net cash provided by (used in) financing activities	352.5	4.5	418.4	—	387.2	(0.8)	(751.7)	410.1
Net decrease in cash and cash equivalents	—	—	—	—	(1.0)	(2.3)	—	(3.3)
Cash and cash equivalents at beginning of period	—	—	—	—	10.4	3.9	—	14.3
Cash and cash equivalents at end of period	$—	$—	$—	$—	$9.4	$1.6	$—	$11.0

14. Subsequent Events

Subsequent to the end of the third quarter, CyrusOne announced the formation of a new strategic partnership with the execution of a commercial agreement with GDS, a leading developer and operator of high-performance, large-scale data centers in China. Under this new partnership, CyrusOne and GDS will work together to market and cross-sell data center space and related services in both the United States and China, the two biggest economies in the world, with each country having a significant concentration of hyperscale companies.

In addition, CyrusOne purchased newly issued unregistered ordinary shares equivalent to 8.0 million American depository shares (ADS) at a price per ordinary share equivalent to $12.45 per ADS, a 4% discount to the October 17, 2017 closing price, for a total investment of $100 million. Each ADS is equivalent to eight ordinary shares. GDS intends to use the proceeds to fund development projects across key markets to provide capacity to sustain its strong sales momentum. CyrusOne president and chief executive officer Gary Wojtaszek will join the GDS Board of Directors.

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

Overview
Our Company. We are a premier data center real estate investment trust (REIT). We own, operate and develop enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Our data centers are generally purpose-built facilities with redundant power and cooling. They are not network specific and enable customer connectivity to a range of telecommunication carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology (IT) infrastructure for nearly 1,000 customers in 44 data centers and 2 recovery centers in 12 distinct markets (10 cities in the U.S., London and Singapore). We provide twenty-four hours-a-day, seven-days-a-week security guard monitoring with customizable security features.
We provide mission-critical data center real estate assets that protect and ensure the continued operation of IT infrastructure for our customers. Our goal is to be the preferred global data center provider to Fortune 1000, including the largest enterprises and providers of cloud services. As of September 30, 2017, our customers included 195 of the Fortune 1000, or private or foreign enterprises of equivalent size. These 195 Fortune 1000 customers, or private or foreign enterprises of equivalent size, provided 72% of our annualized rent as of September 30, 2017. Additionally, as of September 30, 2017, our top 10 customers represented 41% of our annualized rent.

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
Our Portfolio. As of September 30, 2017, our property portfolio included 44 data centers and 2 recovery centers in 12 distinct markets (10 cities in the U.S., London and Singapore) collectively providing approximately 5,565,000 net rentable square feet (NRSF) and powered by approximately 532 megawatts of available critical load capacity. Since December 31, 2016, the NRSF increased by 1,661,000 due to expansions in San Antonio of 283,000, Northern Virginia of 435,000, New York of 213,000, Raleigh-Durham of 156,000, Phoenix of 284,000 and other properties accounted for the remaining increase. We own 32 of the buildings in which our data center facilities are located. We lease the remaining 14 buildings, which account for approximately 652,000 NRSF, or approximately 12% of our total operating NRSF. These leased buildings accounted for 19% of our total annualized rent as of September 30, 2017. We also had approximately 928,000 NRSF under development, as well as an aggregate of approximately 1,404,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 299 acres of land that are available for future data center shell development. Along with our primary product offering, leasing of colocation space, our customers are increasingly interested in ancillary office and other space. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers.

Results of Operations
Three and Nine Months Ended September 30, 2017, Compared to Three and Nine Months Ended September 30, 2016:

IN MILLIONS, except share and per share data
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	$ Change	% Change	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	$ Change	% Change
Revenue:
Base revenue and other	$155.5	$128.8	$26.7	21%	$440.8	$353.5	$87.3	25%
Metered power reimbursements	19.8	15.0	4.8	32%	50.7	38.2	12.5	33%
Revenue	175.3	143.8	31.5	22%	491.5	391.7	99.8	25%
Costs and expenses:
Property operating expenses	63.0	54.6	8.4	15%	174.9	139.7	35.2	25%
Sales and marketing	3.9	4.7	(0.8)	(17)%	13.1	12.9	0.2	2%
General and administrative	17.5	13.9	3.6	26%	50.6	42.8	7.8	18%
Depreciation and amortization	68.7	50.6	18.1	36%	188.1	134.6	53.5	40%
Transaction and acquisition integration costs	3.0	1.2	1.8	150%	5.3	3.9	1.4	36%
Asset impairments and loss on disposal	55.5	—	55.5	n/m	59.3	—	59.3	n/m
Total costs and expenses	211.6	125.0	86.6	69%	491.3	333.9	157.4	47%
Operating income	(36.3)	18.8	(55.1)	(293)%	0.2	57.8	(57.6)	(100)%
Interest expense	17.9	13.8	4.1	30%	48.0	37.4	10.6	28%
Loss on extinguishment of debt	—	—	—	n/m	36.5	—	36.5	n/m
Net (loss) income before income taxes	(54.2)	5.0	(59.2)	n/m	(84.3)	20.4	(104.7)	n/m
Income tax expense	(0.9)	(0.6)	(0.3)	50%	(2.0)	(1.3)	(0.7)	54%
Net (loss) income	$(55.1)	$4.4	$(59.5)	n/m	$(86.3)	$19.1	$(105.4)	n/m
Operating margin	(20.7)%	13.1%			—%	14.8%
Capital expenditures*:
Asset acquisitions, net of cash acquired	$—	$—	$—	n/m	$492.3	$131.1	$361.2	n/m
Other development	223.5	176.6	46.9	27%	706.3	421.9	284.4	67%
Other development recurring real estate	0.6	1.7	(1.1)	(65)%	2.8	3.5	(0.7)	(20)%
Total	$224.1	$178.3	$45.8	26%	$1,201.4	$556.5	$644.9	116%
Metrics information:
Colocation square feet*	3,130,000	2,055,000	1,075,000	52%	3,130,000	2,055,000	1,075,000	52%
Utilization rate*	82%	85%	(3)%	(4)%	82%	85%	(3)%	(4)%
(Loss) income per share - basic and diluted	$(0.61)	$0.05			$(0.99)	$0.24
Dividend declared per share	$0.42	$0.38			$1.26	$1.14

*	See “Key Operating Metrics” set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2016 for a definition of capital expenditures, CSF and utilization rate.

Revenue

For the three months ended September 30, 2017, Revenue was $175.3 million, an increase of $31.5 million, or 22%, compared to $143.8 million for the three months ended September 30, 2016. The acquisition of the Sentinel Properties on February 28, 2017 resulted in an increase in revenue of $12.5 million for the three months ended September 30, 2017. Metered power reimbursements increased $4.8 million, which includes $1.4 million from the acquisition mentioned above. Equipment sales for the three months ended September 30, 2017 were $2.3 million compared to $7.3 million for the three months ended September 30, 2016. The addition of new customers and growth from existing customers, net of churn and items mentioned above, resulted in increased revenue of $20.6 million for the three months ended September 30, 2017.

For the nine months ended September 30, 2017, Revenue was $491.5 million, an increase of $99.8 million, or 25%, compared to $391.7 million for the corresponding period in 2016. The purchase of the Aurora Properties from CME on March 31, 2016 and the acquisition of the Sentinel Properties on February 28, 2017 (the Acquisitions) resulted in an increase in revenue of $34.8 million for the nine months ended September 30, 2017. Metered power reimbursements increased $12.5 million, which includes $3.6 million from the two acquisitions mentioned above. Equipment sales for the nine months ended September 30, 2017 were $10.1 million compared to $11.1 million for the corresponding period in 2016. The addition of new customers and growth from existing customers, net of churn and items mentioned above, resulted in increased revenue of $57.1 million for the nine months ended September 30, 2017.

As of September 30, 2017, we had approximately 5,565,000 NRSF, an increase of approximately 1,701,000 NRSF from September 30, 2016. As of September 30, 2017, we had 195 Fortune 1000 customers, or private or foreign enterprises of equivalent size, compared to 180 Fortune 1000 customers, or private or foreign enterprises of equivalent size, as of September 30, 2016. As of September 30, 2017, we had a total of nearly 1,000 customers.

Our capacity at September 30, 2017 was approximately 3,130,000 colocation square feet (CSF), which is an increase of 52% from September 30, 2016. The utilization rate of our data center facilities was 82% as of September 30, 2017, compared to 85% as of September 30, 2016. We have a few data centers in the lease-up stage, and we refer to these as pre-stabilized properties. Excluding these properties, the utilization rate for our stabilized portfolio was 93% as of September 30, 2017, as compared to 93% as of September 30, 2016.

Recurring rent churn was 0.6% for the three months ended September 30, 2017, as compared to 3.8% for the three months ended September 30, 2016. Recurring rent churn was 3.0% for the nine months ended September 30, 2017, as compared to 8.2% for the nine months ended September 30, 2016.
Costs and Expenses
Property operating expenses—For the three months ended September 30, 2017, Property operating expenses were $63.0 million, an increase of $8.4 million, or 15%, compared to $54.6 million for the three months ended September 30, 2016. The acquisition of the Sentinel Properties on February 28, 2017 resulted in an increase to Property operating expenses of $4.0 million. Equipment cost of sales decreased $4.1 million for the three months ended September 30, 2017. Excluding the impact of the purchase of the Sentinel Properties and equipment cost of sales, Property operating expenses increased by $8.5 million. Electricity costs increased $4.1 million, property taxes increased $2.2 million and contract services, payroll-related and other costs increased $2.2 million, primarily to support our additional CSF deployed.
For the nine months ended September 30, 2017, Property operating expenses were $174.9 million, an increase of $35.2 million, or 25%, compared to $139.7 million for the corresponding period in 2016. The Acquisitions resulted in an increase to Property operating expenses of $10.8 million. Equipment cost of sales increased $1.4 million for the nine months ended September 30, 2017. Excluding the impact of the Acquisitions and equipment cost of sales, Property operating expenses increased by $23.0 million. Electricity costs increased $11.4 million, property taxes increased $6.1 million and contract services, payroll-related and other costs increased $5.5 million, primarily to support our additional CSF deployed.
Sales and marketing expenses—For the three months ended September 30, 2017, Sales and marketing expenses were $3.9 million, a decrease of $0.8 million, or 17%, compared to $4.7 million for the three months ended September 30, 2016. The decrease is primarily due to advertising.
For the nine months ended September 30, 2017, Sales and marketing expenses were $13.1 million, an increase of $0.2 million, or 2%, compared to $12.9 million for the corresponding period in 2016. The Acquisitions resulted in an increase to Sales and marketing expenses of $0.2 million, increase in employee-related costs of $0.9 million, and severance-related costs of $0.5 million as a result of a reduction-in-force for the marketing department, offset by a decrease in advertising expense of $1.4 million.

General and administrative expenses—For the three months ended September 30, 2017, General and administrative expenses were $17.5 million, an increase of $3.6 million, compared to $13.9 million for the three months ended September 30, 2016. The acquisition of the Sentinel Properties on February 28, 2017 resulted in an increase to General and administrative expenses of $0.1 million. Payroll costs increased by $2.6 million due to higher payroll and related costs to support the growth in the business. The Company incurred costs of $0.8 million related to implementing new accounting standards and investing in system implementations. All other costs increased $0.1 million.
For the nine months ended September 30, 2017, General and administrative expenses were $50.6 million, an increase of $7.8 million, compared to $42.8 million for the corresponding period in 2016. The Acquisitions resulted in an increase to General and administrative expenses of $0.4 million. Employee-related costs increased by $5.4 million due to higher payroll and related costs to support the growth in the business. The Company incurred $1.3 million related to implementing new accounting standards and investing in system implementations. All other costs increased $0.7 million.
Depreciation and amortization expense—For the three months ended September 30, 2017, Depreciation and amortization expense was $68.7 million, an increase of $18.1 million, or 36%, compared to $50.6 million for the three months ended September 30, 2016. The acquisition of the Sentinel Properties on February 28, 2017 resulted in an increase in Depreciation and amortization expense of $8.7 million for the three months ended September 30, 2017. The remainder of the increase was driven by assets that were placed in service after the third quarter of 2016. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties, and expand our existing data center facilities.
For the nine months ended September 30, 2017, Depreciation and amortization expense was $188.1 million, an increase of $53.5 million, or 40%, compared to $134.6 million for the corresponding period in 2016. The Acquisitions resulted in an increase in Depreciation and amortization expense of $23.8 million for the nine months ended September 30, 2017. The remainder of the increase was driven by assets that were placed in service after the third quarter of 2016. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties, and expand our existing data center facilities.
Transaction and acquisition integration costs—For the three months ended September 30, 2017 and 2016, the Company incurred costs of $3.0 million and $1.2 million primarily related to diligence efforts on certain targeted acquisitions including unrealized acquisitions, respectively.
For the nine months ended September 30, 2017, the Company incurred costs of $5.3 million primarily related to diligence efforts on certain targeted acquisitions including unrealized acquisitions and costs incurred for the Sentinel integration. For the nine months ended September 30, 2016, the Company incurred costs of $3.9 million associated with diligence efforts on certain targeted acquisitions, including unrealized acquisitions.
Asset impairments and loss on disposal—During the quarter ended September 30, 2017, we incurred an impairment loss of $54.4 million for our Norwalk I, Stamford - Riverbend and Stamford - Omega facilities, which are in the Connecticut market and were acquired as part of the Cervalis acquisition in July 2015. In addition, we incurred a loss on disposal of $1.1 million related to equipment at our Chicago - Aurora facility. See Note 5, Asset Acquisitions and Investment in Real Estate, for further disclosures.
For the nine months ended September 30, 2017, we recognized Asset impairments and loss on disposal of $59.3 million, which includes the impairment loss of $54.4 million for our Norwalk I, Stamford - Riverbend and Stamford - Omega facilities. Additionally, during the period ended September 30, 2017, we recognized an impairment of $3.6 million related to our leased facility in Singapore, a loss on disposal of $1.1 million related to equipment at our Chicago - Aurora facility and $0.2 million related to other equipment sales.
Non-Operating Expenses
Interest expense—For the three months ended September 30, 2017, Interest expense was $17.9 million, an increase of $4.1 million, or 30%, as compared to $13.8 million for the three months ended September 30, 2016. The increase was primarily a result of additional average borrowings under our Revolving Credit Facility, the issuance of the 2024 Notes and 2027 Notes in March 2017 and the redemption of the 2022 Notes, partially offset by $2.4 million due to an increase in capitalized interest.
For the nine months ended September 30, 2017, Interest expense was $48.0 million, an increase of $10.6 million, or 28%, as compared to $37.4 million for the corresponding period in 2016. The increase was primarily a result of additional average borrowings under our Revolving Credit Facility, the issuance of the 2024 Notes and 2027 Notes in March 2017 and the redemption of the 2022 Notes, partially offset by $5.6 million due to an increase in capitalized interest.
Loss on extinguishment of debt—For the nine months ended September 30, 2017, Loss on extinguishment of debt was $36.5 million, primarily due to costs associated with the repurchase of the $474.8 million in aggregate face value of our 2022 Notes for total consideration of $515.1 million, including accrued and unpaid interest of $10.3 million. Deferred financing costs, bond premium and legal fees related to the 2022 Notes of $6.2 million were written off. In addition, $0.3 million related to the Second Amended and Restated Credit Agreement were written off due to the exit of certain lenders from the credit facility.
Income tax expense—For the three months ended September 30, 2017, Income tax expense was $0.9 million, an increase of $0.3 million, as compared to $0.6 million for the three months ended September 30, 2016.
For the nine months ended September 30, 2017, Income tax expense was $2.0 million, an increase of $0.7 million, as compared to $1.3 million for the nine months ended September 30, 2016.
Capital Expenditures
For the nine months ended September 30, 2017, capital expenditures were $1,201.4 million, including the purchase price of the Sentinel Properties on February 28, 2017 for $492.3 million. Other capital expenditures for the first nine months of 2017 related primarily to development projects underway in Northern Virginia, Phoenix, Dallas, Chicago, San Antonio and Cincinnati; and the purchase of land parcels in Allen, Texas and Quincy, Washington for future development.
Capital expenditures for the nine months ended September 30, 2016 were $556.5 million, including the purchase price of the Chicago-Aurora I data center in Aurora, Illinois for $131.1 million. Other capital expenditures for the first nine months of 2016 related primarily to development projects in our Phoenix, Houston, Dallas, San Antonio, Chicago and Northern Virginia markets. Also, during the nine months ended September 30, 2016, the Company purchased four land parcels for development for approximately $54.5 million.

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

The following table reflects the computation of FFO and Normalized FFO for the three and nine months ended September 30, 2017 and September 30, 2016:
CyrusOne Inc.
Reconciliation of Net (Loss) Income to FFO and Normalized FFO
(Dollars in millions)
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
Net (loss) income	$(55.1)	$4.4	$(59.5)	n/m	$(86.3)	$19.1	$(105.4)	n/m
Adjustments:
Real estate depreciation and amortization	60.3	44.2	16.1	36%	164.3	115.6	48.7	42%
Asset impairments and loss on disposal	55.5	—	55.5	n/m	59.3	—	59.3	n/m
Funds from Operations (FFO)	$60.7	$48.6	$12.1	25%	$137.3	$134.7	$2.6	2%
Loss on extinguishment of debt	—	—	—	n/m	36.5	—	36.5	n/m
New accounting standards and system implementation costs	0.8	—	0.8	n/m	1.3	—	1.3	n/m
Amortization of customer relationship intangibles	6.6	4.8	1.8	38%	18.5	14.5	4.0	28%
Transaction and acquisition integration costs	3.0	1.2	1.8	150%	5.3	3.9	1.4	36%
Severance and management transition costs	—	—	—	n/m	0.5	—	0.5	n/m
Legal claim costs	0.3	0.2	0.1	50%	1.1	0.7	0.4	57%
Normalized Funds from Operations (Normalized FFO)	$71.4	$54.8	$16.6	30%	$200.5	$153.8	$46.7	30%

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

The following table reflects the computation of NOI and Net (Loss) Income for the three and nine months ended September 30, 2017 and September 30, 2016:

CyrusOne Inc.
Reconciliation of Revenue to Net Operating Income to Net (Loss) Income
(Dollars in millions)
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
Revenue	$175.3	$143.8	$31.5	22%	$491.5	$391.7	$99.8	25%
Property operating expenses	63.0	54.6	8.4	15%	174.9	139.7	35.2	25%
Net Operating Income	$112.3	$89.2	$23.1	26%	$316.6	$252.0	$64.6	26%
Sales and marketing	3.9	4.7	(0.8)	(17)%	13.1	12.9	0.2	2%
General and administrative	17.5	13.9	3.6	26%	50.6	42.8	7.8	18%
Depreciation and amortization	68.7	50.6	18.1	36%	188.1	134.6	53.5	40%
Transaction and acquisition integration costs	3.0	1.2	1.8	150%	5.3	3.9	1.4	36%
Asset impairments and loss on disposal	55.5	—	55.5	n/m	59.3	—	59.3	n/m
Interest expense	17.9	13.8	4.1	30%	48.0	37.4	10.6	28%
Loss on extinguishment of debt	—	—	—	n/m	36.5	—	36.5	n/m
Income tax expense	0.9	0.6	0.3	50%	2.0	1.3	0.7	54%
Net (Loss) Income	$(55.1)	$4.4	$(59.5)	n/m	$(86.3)	$19.1	$(105.4)	n/m

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

For the nine months ended September 30, 2017, the Company sold approximately 3.6 million shares of its common stock under the ATM stock offering program, generating net proceeds of approximately $197.5 million after giving effect to sales agent commissions of $2.5 million. As of  September 30, 2017, there was approximately $93.0 million in remaining capacity under the original program authorization of $320.0 million. During the third quarter of 2017, the Board authorized a new program authorization of $500.0 million to replace the remaining capacity under the original program authorization.
On February 27, 2017, the Company effected a full physical early settlement of the previously announced forward sale agreements entered into with Goldman, Sachs & Co. on August 10, 2016 relating to, in the aggregate, approximately 4.4 million shares of the Company’s common stock. Upon settlement, the Company issued and sold all such shares to Goldman, Sachs & Co., in its capacity as forward purchaser, in exchange for net proceeds of approximately $210.8 million, in accordance with the provisions of the forward sales agreements. Such proceeds were used to finance, in part, the acquisition of the Sentinel Properties (as defined below). Our total stock issuance for the nine months ended September 30, 2017 was $408.8 million which included $0.5 million related to the employee stock purchase plans.
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

On June 16, 2017, CyrusOne LP entered into an amendment to its senior unsecured Second Amended and Restated Credit Agreement that increased the total commitments thereunder by $450.0 million to $2.0 billion and provided additional flexibility to pursue various initiatives, including joint ventures and international expansion. The amendment increased the size of the 2022 Term Loan maturing in January 2022 from $300.0 million to $650.0 million and expanded the Revolving Credit Facility by $100.0 million to $1.1 billion. Proceeds from the $350.0 million 2022 Term Loan increase were used to pay down borrowings under the Revolving Credit Facility. The existing $250.0 million 2021 Term Loan maturing in September 2021 remained unchanged. The amendment refreshes the amount available under the accordion feature of the Second Amended and Restated Credit Agreement to enable CyrusOne LP to increase the total loan commitments under the Second Amended and Restated Credit Agreement to up to $2.3 billion.
As of September 30, 2017, the total number of outstanding shares of common stock was approximately 91.3 million.
Short-term Liquidity

Our short-term liquidity requirements primarily consist of operating, sales and marketing, and general and administrative expenses, dividend payments and capital expenditures composed primarily of acquisition and development costs for data center properties. For the nine months ended September 30, 2017, our capital expenditures, including the purchase of the Sentinel Properties on February 28, 2017 for $492.3 million, were $1,201.4 million. Our capital expenditures are discretionary, excluding leases under contract, and have been utilized to expand our existing data center properties, acquire or construct new facilities, or both. We intend to continue to pursue additional growth opportunities and are prepared to commit additional resources to support this growth. We expect to fund future capital expenditures from the cash available on our balance sheet, borrowings under our Revolving Credit Facility and other financings including potential issuances of debt and equity securities. We expect our total estimated capital expenditures, excluding the purchase of Sentinel Properties, for 2017 to be between $775 million and $825 million.

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

As of September 30, 2017, our Long-term debt, Capital lease obligations and Lease financing arrangements were $2,157.9 million, consisting of $500.0 million of 2024 Notes, $300.0 million of 2027 Notes, $337.7 million outstanding under the Revolving Credit Facility, $900.0 million outstanding, in the aggregate, under the 2022 Term Loan and 2021 Term Loan, Capital lease obligations of $10.9 million and Lease financing arrangements of $133.3 million, partially offset by deferred financing costs of $24.0 million. Available capacity under the Revolving Credit Facility as of September 30, 2017, was $753.8 million, which included $1.1 billion under the Revolving Credit Facility less outstanding borrowings of $337.7 million and letters of credit of $8.5 million. Total liquidity as of September 30, 2017 was $778.4 million, which included availability of $753.8 million under the Revolving Credit Facility and Cash and cash equivalents of $24.6 million.
Cash Flows
Comparison of Nine Months Ended September 30, 2017 and September 30, 2016

Cash provided by operating activities for the nine months ended September 30, 2017 was $190.1 million compared to $141.6 million for the nine months ended September 30, 2016, an increase of $48.5 million. The increase was primarily driven by an increase in net operating income of $64.6 million. Deferred revenue and straight-line rent recognized decreased $12.1 million primarily due to up front payments received for modifications requested by customers, for which revenue is recognized over the lease term, and lower free rent periods on long-term contracts. These increases were offset by the following: the timing and amounts of interest payments of $19.8 million; an increase in leasing commissions paid in the first nine months of 2017 of $5.5 million due to execution of long-term contracts; and an increase in annual bonus payments of $3.8 million due to achievement of annual targets. All other amounts netted to an increase of $0.9 million.

Cash used in investing activities for the nine months ended September 30, 2017 was $1,201.5 million compared to $555.0 million for the nine months ended September 30, 2016. Our capital expenditures for 2017 included the purchase of the Sentinel Properties for $492.3 million. Capital expenditure for 2017 of $709.1 million related primarily to development projects underway in Northern Virginia, Phoenix, Dallas, Chicago, San Antonio and Cincinnati; and the purchase of 48 acres in Quincy, Washington and 66 acres in Allen, Texas.

Cash used in investing activities for the nine months ended September 30, 2016 primarily related to the acquisition of the Aurora properties for future development, which totaled $131.1 million. Additional capital expenditures for 2016 related primarily to development projects in our Phoenix, Houston, Dallas, San Antonio, Chicago and Northern Virginia markets. Also, during the nine months ended September 30, 2016, we purchased four land parcels for future development for approximately $54.5 million.

Cash provided by financing activities for the nine months ended September 30, 2017 was $1,021.4 million compared to $410.1 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, cash provided by financing activities was due to proceeds from the issuance of debt of $800.0 million, net borrowings under the Second Amended and Restated Credit Agreement of $452.7 million and net proceeds from the issuance of common stock of $408.8 million. Cash used in financing activities during the nine months ended September 30, 2017 was due to the repurchase and redemption of the 2022 Notes of $474.8 million, dividends paid to stockholders of $107.4 million, payment of debt extinguishment and debt issuance costs of $44.0 million, tax payments upon the exercise of equity awards of $6.6 million and other items of $7.3 million.

Cash provided by financing activities during the nine months ended September 30, 2016 was due to net borrowings under the Second Amended and Restated Credit Agreement of $70.0 million and the net issuance of common stock of $447.0 million. Cash used in financing activities during the nine months ended September 30, 2016 was due to dividends paid to stockholders of $82.8 million, tax payments upon the exercise of equity awards of $13.7 million and other items of $10.4 million.
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
The following table sets forth the carrying value and fair value face amounts, maturity dates, and average interest rates at September 30, 2017, for our fixed-rate debt and variable-rate debt, excluding Capital lease obligations and Lease financing arrangements:

IN MILLIONS	2017	2018	2019	2020	2021	Thereafter	Total Carrying Value	Total Fair Value
Fixed-rate debt	—	—	—	—	—	$500.0	$500.0	$527.5
Average interest rate on fixed-rate debt	—	—	—	—	—	5.000%
Fixed-rate debt	—	—	—	—	—	$300.0	$300.0	$322.5
Average interest rate on fixed-rate debt	—	—	—	—	—	5.375%
Variable-rate debt (Revolving Credit Facility)	—	—	—	$337.7	—	—	$337.7	$337.7
Average interest rate on variable-rate debt	—	—	—	2.518%	—	—
Variable-rate debt (Term Loans)	—	—	—	—	—	$650.0	$650.0	$650.0
Average interest rate on variable-rate debt	—	—	—	—	—	2.553%
Variable-rate debt (Term Loans)	—	—	—	—	$250.0	—	$250.0	$250.0
Average interest rate on variable-rate debt	—	—	—		2.553%	—
Refer to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016 for a description of the Company’s market risks. There were no material changes for the period ended September 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2017. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, from time to time we are subject to claims and administrative proceedings. We do not believe any currently outstanding matters would have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations, liquidity and cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2016, filed with the SEC on February 27, 2017, as modified and supplemented by the by the risk factors included in the section entitled “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed with the SEC on May 10, 2017, both of which are accessible on the SEC’s website at
www.sec.gov, except as noted below.

Our international activities are subject to special risks different from those faced by us in the United States, and we may not be able to effectively manage our international business.

Our activities are primarily based in the United States with a more limited presence in the United Kingdom and Southeast Asia and, through our strategic partnership with GDS Holdings Limited (“GDS”), the People’s Republic of China (“PRC”). Expanding our international activities involves risks not generally associated with activities or investments in the United States, including:

•	our limited knowledge of and relationships with sellers, customers, contractors, suppliers or other parties in these markets;

•	complexity and costs associated with staffing and managing international development and operations;

•	difficulty in hiring qualified management, sales and construction personnel and service providers in a timely fashion;

•	problems securing and maintaining the necessary physical and telecommunications infrastructure;

•	multiple, conflicting and changing legal, regulatory, entitlement and permitting, and tax and treaty environments with which we have limited familiarity;

•	exposure to increased taxation, confiscation or expropriation;

•	fluctuations in foreign currency exchange rates, currency transfer restrictions and limitations on our ability to distribute cash earned in foreign jurisdictions to the United States;

•	longer payment cycles and problems collecting accounts receivable;

•	laws and regulations on content distributed over the Internet that are more restrictive than those in the United States;

•	evolving and uncertain local laws, regulations and licenses, including the implementation and enforcement thereof, particularly in the PRC;

•
difficulty in enforcing agreements in non-U.S. jurisdictions, including those entered into in connection with our acquisitions, or with our investment in and strategic partnership with GDS, or in the event of a default by one or more of our customers, suppliers or contractors;

•	political and economic instability, including sovereign credit risk, in certain geographic regions; and

•	exposure to restrictive foreign labor law practices.

Our inability to overcome these risks could adversely affect our foreign operations, partnerships and growth prospects and could harm our business, financial condition and results of operations.

Any failure to comply with anti-corruption laws and regulations could have adverse effects on our business.

Our activities in China through our strategic partnership with GDS are subject to PRC laws and regulations related to anti-corruption, which prohibit bribery of government agencies, state or government owned or controlled enterprises or entities, of government officials or officials that work for state or government owned enterprises or entities, as well as bribery of non-government entities or individuals. We and GDS are also subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, which generally prohibits companies and any individuals or entities acting on their behalf from offering or making improper payments or providing benefits to foreign officials for the purpose of obtaining or keeping business, along with various other anti-corruption laws. There is a risk that our employees, business partners and other third parties could violate these laws, and we could be sanctioned or held liable for actions taken by our employees, business partners and other third parties with respect to our business. We could incur significant expenses in investigating any potential violation and could incur severe criminal or civil sanctions and/or fines as a result of violations or settlements regarding such laws. In addition, any allegations, settlements or violations could materially and adversely impact our reputation and our relationships with current and future customers, suppliers, employees and business partners.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

If the PRC government deems that the contractual arrangements in relation to the consolidated variable interest entities of GDS do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could fail to realize any benefits from our investment in and relationship with GDS.

The PRC government regulates telecommunications-related businesses through strict business licensing requirements and other government regulations. These laws and regulations also include limitations on foreign ownership of PRC companies that engage in telecommunications-related businesses.

Because GDS is a Cayman Islands company, GDS is classified as a foreign enterprise under PRC laws and regulations, and its wholly owned PRC subsidiaries are foreign-invested enterprises, or FIEs. GDS conducts its business in China through contractual arrangements with its consolidated variable interest entities, or VIEs, and their shareholders. These contractual arrangements are intended to provide GDS with effective control over its consolidated VIEs and enables GDS to receive substantially all of the economic benefits of its consolidated VIEs in consideration for the services provided by its wholly-owned PRC subsidiaries.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, and there can be no assurance that the PRC government, such as the Ministry of Industry and Information Technology, or the MIIT, or the Ministry of Commerce, or the MOFCOM, or other authorities that regulate providers of data center service and other participants in the telecommunications industry would agree that the corporate structure of GDS or any of the above contractual arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. PRC laws and regulations governing the validity of these contractual arrangements are uncertain and the relevant government authorities have broad discretion in interpreting these laws and regulations.

If the corporate and contractual structure of GDS is deemed by the MOFCOM or MIIT or other regulators having competent authority to be illegal, either in whole or in part, GDS may lose control of its consolidated VIEs and have to modify such structure to comply with regulatory requirements. However, there can be no assurance that GDS could achieve this without material disruption to its business. Further, if its corporate and contractual structure is found to be in violation of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violations. Furthermore, new PRC laws, rules and regulations may be introduced to impose additional requirements that may be applicable to the corporate structure and contractual arrangements of GDS. Occurrence of any of these events could materially and adversely affect the business, financial condition and results of operations of GDS and, as a result, could materially limit key anticipated benefits from our investment in and relationship with GDS.

Legislative or other actions relating to taxes could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. According to publicly released statements, a top legislative priority of the new Congress and administration is to enact significant reform of the Code, including significant changes to taxation of business entities and the deductibility of interest expense and capital investment. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on us or an investment in our securities. We cannot predict how any changes in the tax laws might affect our investors or us. New legislation, U.S. Treasury regulations, administrative interpretations or court decisions, with or without retroactive application, could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences to our investors and us of such qualification, or could have other adverse consequences. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the nine months ended September 30, 2017, the Company had no unregistered sales of equity securities or purchases of its common stock.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 31st day of October, 2017.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President and Chief Executive Officer

By:	/s/ Diane M. Morefield
Diane M. Morefield
Executive Vice President and Chief Financial Officer

By:	/s/ Amitabh Rai
Amitabh Rai
Senior Vice President and Chief Accounting Officer