Form 10-Q
period 2018-03-31
CyrusOne Inc.
filed 2018-05-03
CIK 1553023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
Yes  ☐    No  ☒
There were 99,114,479 shares of common stock outstanding as of April 25, 2018 with a par value of $0.01 per share.

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
As of March 31, 2018, the total number of outstanding shares of common stock was approximately 98.9 million. CyrusOne Inc., directly or indirectly, owns all the operating partnership units of CyrusOne LP. As the direct or indirect owner of all the operating partnership units of CyrusOne LP and as sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP, CyrusOne Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CyrusOne Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Investment in real estate:
Land	$104.6	$104.6
Buildings and improvements	1,400.8	1,371.4
Equipment	1,959.5	1,813.9
Gross operating real estate	3,464.9	3,289.9
Less accumulated depreciation	(836.4)	(782.4)
Net operating real estate	2,628.5	2,507.5
Construction in progress, including land under development	435.3	487.1
Land held for future development	54.4	63.8
Total investment in real estate, net	3,118.2	3,058.4
Cash and cash equivalents	228.7	151.9
Rent and other receivables (net of allowance for doubtful accounts of $2.1 as of March 31, 2018 and December 31, 2017)	93.1	87.2
Goodwill	455.1	455.1
Intangible assets (net of accumulated amortization of $142.3 and $136.1 as of March 31, 2018 and December 31, 2017, respectively)	196.8	203.0
Other assets	406.4	356.5
Total assets	$4,498.3	$4,312.1
Liabilities and equity
Long-term debt, net	$2,178.3	$2,089.4
Capital lease obligations and lease financing arrangements	147.2	142.0
Construction costs payable	89.0	115.5
Accounts payable and accrued expenses	66.7	97.9
Dividends payable	46.4	41.8
Deferred revenue and prepaid rents	116.1	111.6
Total liabilities	2,643.7	2,598.2
Commitment and contingencies
Equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 98,933,109 and 96,137,874 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1.0	1.0
Additional paid in capital	2,268.0	2,125.6
Accumulated deficit	(413.1)	(486.9)
Accumulated other comprehensive income (loss)	(1.3)	74.2
Total stockholders’ equity	1,854.6	1,713.9
Total liabilities and equity	$4,498.3	$4,312.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Revenue:
Lease and other revenues from customers	$175.2	$134.2
Metered power reimbursements	21.4	15.1
Revenue	196.6	149.3
Operating expenses:
Property operating expenses	67.8	52.3
Sales and marketing	5.3	4.9
General and administrative	19.3	15.8
Depreciation and amortization	74.6	55.7
Transaction, acquisition and other integration expenses	1.9	0.8
Total operating expenses	168.9	129.5
Operating income	27.7	19.8
Interest expense	(20.8)	(13.6)
Unrealized gain on marketable equity investment	40.5	—
Loss on early extinguishment of debt	(3.1)	(36.2)
Net income (loss) before income taxes	44.3	(30.0)
Income tax expense	(0.8)	(0.4)
Net income (loss)	$43.5	$(30.4)
Weighted average number of common shares outstanding - basic	96.0	84.0
Weighted average number of common shares outstanding - diluted	96.6	84.0
Income (loss) per share - basic and diluted	$0.45	$(0.36)
Dividends declared per share	$0.46	$0.42

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net income (loss)	$43.5	$(30.4)
Other comprehensive income (loss):
Foreign currency translation adjustment	0.1	—
Comprehensive income (loss)	$43.6	$(30.4)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(unaudited)

	Shareholder's Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance January 1, 2017	83.5	$0.8	$1,412.3	$(249.8)	$(1.3)	$1,162.0
Net loss	—	—	—	(30.4)	—	(30.4)
Stock-based compensation expense	(0.1)	—	3.7	—	—	3.7
Tax payment upon exercise of equity awards	(0.1)	—	(6.4)	—	—	(6.4)
Issuance of common stock, net	4.4	0.1	210.9	—	—	211.0
Dividends declared, $0.42 per share	—	—	—	(36.3)	—	(36.3)
Balance at March 31, 2017	87.7	$0.9	$1,620.5	$(316.5)	$(1.3)	$1,303.6

Balance at January 1, 2018	96.1	$1.0	$2,125.6	$(486.9)	$74.2	$1,713.9
Adoption of accounting standards:
Revenue recognition, cumulative modified retrospective	—	—	—	0.3	—	0.3
Financial instruments (equity investment), cumulative adjustment	—	—	—	75.6	(75.6)	—
Issuance of common stock, net	2.8	—	142.9	—	—	142.9
Net income	—	—	—	43.5	—	43.5
Stock-based compensation expense	—	—	3.9	—	—	3.9
Tax payment upon exercise of equity awards	—	—	(4.4)	—	—	(4.4)
Foreign currency translation adjustment	—	—	—	—	0.1	0.1
Dividends declared, $0.46 per share	—	—	—	(45.6)	—	(45.6)
Balance at March 31, 2018	98.9	$1.0	$2,268.0	$(413.1)	$(1.3)	$1,854.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Cash flows from operating activities:
Net income (loss)	$43.5	$(30.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	74.6	55.7
Interest expense amortization, net	0.7	0.9
Stock-based compensation expense	3.9	3.7
Provision for bad debt	0.5	—
Unrealized gain on marketable equity investment	(40.5)	—
Loss on early extinguishment of debt	3.1	36.2
Other	—	0.2
Change in operating assets and liabilities:
Rent and other receivables, net and other assets	(18.0)	(20.0)
Accounts payable and accrued expenses	(28.9)	(6.8)
Deferred revenue and prepaid rents	5.3	15.7
Net cash provided by operating activities	44.2	55.2
Cash flows from investing activities:
Capital expenditures – asset acquisitions, net of cash acquired	—	(492.3)
Capital expenditures – other development	(145.2)	(182.5)
Net cash used in investing activities	(145.2)	(674.8)
Cash flows from financing activities:
Issuance of common stock, net	142.9	211.0
Dividends paid	(41.0)	(32.4)
Proceeds from debt, net	985.6	1,200.9
Payments on debt	(902.7)	(744.8)
Payments on capital leases and lease financing arrangements	(2.6)	(2.3)
Tax payment upon exercise of equity awards	(4.4)	(6.4)
Net cash provided by financing activities	177.8	626.0
Net increase in cash, cash equivalents and restricted cash	76.8	6.4
Cash, cash equivalents and restricted cash at beginning of period	151.9	14.6
Cash, cash equivalents and restricted cash at end of period	$228.7	$21.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

1. Description of Business

CyrusOne Inc., together with CyrusOne GP (the "General Partner"), a wholly owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. wholly owns CyrusOne LP (the "Operating Partnership") and the subsidiaries of the Operating Partnership (collectively, “CyrusOne”, “we”, “us”, “our”, and the “Company”) is an owner, operator and developer of enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Our customers operate in a number of industries, including information technology, financial services, energy, oil and gas, mining, medical and consumer goods and services. We currently operate 45 data centers and 2 recovery centers located in the United States, United Kingdom and Singapore.
On January 24, 2013, the Company completed its initial public offering (the "IPO") of common stock and its common stock currently trades on the NASDAQ Exchange. As of March 31, 2018, all of the issued and outstanding Operating Partnership units of CyrusOne LP are owned, directly or indirectly, by the Company.
We have elected to be taxed, and currently qualify, as a real estate investment trust ("REIT") for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of March 31, 2018, we believe we are in compliance with all applicable REIT requirements.

2. Summary of Significant Accounting Policies
Interim Unaudited Financial Information
The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission ("SEC") on February 22, 2018. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.
Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our condensed consolidated financial statements as of March 31, 2018 and 2017, and for the three months ended March 31, 2018 and 2017. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2017. All amounts reflected are in millions except share and per share data.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, as well as all wholly owned subsidiaries and any consolidated variable interest entities. All inter-company balances and transactions have been eliminated in consolidation.
Investments in Real Estate
Investment in real estate consist of land, buildings, improvements and equipment utilized in our data center operations and land held for future development. Additions and improvements which extend an asset’s useful life or increase its functionality are capitalized and depreciated over the asset’s remaining life. Maintenance and repairs are expensed as incurred.
We capitalize project costs related to the development and construction of our data centers including interest, real estate taxes, insurance, and other direct costs. Indirect project costs not clearly related to development and construction are expensed as incurred. Indirect project costs that clearly relate to development and construction are capitalized and allocated to the developments to which they relate. For each development, capitalization begins when we determine that the development is probable and significant development activities are underway. We suspend capitalization at such time as significant development activity ceases, but future development is still probable. We cease capitalization when the developments or other improvements are completed and ready for their intended use, or if the intended use changes such that capitalization is no longer appropriate. Building and

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

related improvements are generally considered ready for their intended use when the designated premises, which could be less than the entire building, is ready for occupancy.
When we are the lessee of the property and we are involved in the construction of structural improvements, we are deemed the accounting owner of the leased real estate. At inception, the fair value of the building, excluding land, is recorded as a leasehold asset, and the construction and modification costs to the building that are not funded by us are recorded as a liability which is recorded as lease financing arrangements. As construction progresses, the asset and obligation increase by the cost of the structural improvements, which approximate the fair value. At completion of the construction, if our involvement is deemed to continue, the leasehold asset is placed in service and depreciation commences.
Depreciation is calculated using the straight-line method over the estimated useful life of the asset. Useful lives range from nine to thirty years for buildings, three to thirty years for building improvements, and two to twenty years for equipment. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term, including renewal options which are reasonably assured, and to the lesser of the fair value or financing arrangement obligation estimated at the end of the lease term.

Impairment of Real Estate Related Assets

If events or circumstances indicate that the carrying amount of the real estate investment may not be recoverable, we make an assessment of the recoverability of the asset, usually at the individual property level, by comparing the carrying amount of the asset to our estimate of the aggregate undiscounted future operating cash flows expected to be generated over the holding period of the asset including its eventual disposition.  If the carrying amount, including related real estate intangible assets, exceeds the aggregate undiscounted future operating cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset. We did not record any impairment losses for the three months ended March 31, 2018 and 2017.
Business Combinations and Asset Acquisitions

We evaluate whether a transaction is a business combination or an asset acquisition by determining whether the set of assets is a business. When substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction is accounted for as an asset acquisition. In an asset acquisition, the purchase price paid for assets acquired is allocated between identified tangible and intangible assets acquired based on relative fair value. Transaction costs associated with asset acquisitions are capitalized.
When substantially all of the fair value is not concentrated in a group of similar identifiable assets, the set of assets will generally be considered a business and the Company applies the purchase method for business combinations, where all tangible and identifiable intangible assets acquired and all liabilities assumed are recorded at fair value. Any excess purchase price is recorded as goodwill. If the value of the acquisition is greater than the purchase price, a bargain purchase gain would be recorded. Transaction costs associated with business combinations are expensed as incurred.
The following discussion applies to our initial determination of fair value and the resulting subsequent accounting which is generally applicable to both asset acquisitions and business combinations.
The fair value of any tangible real estate assets acquired is determined by valuing the building as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings, equipment and improvements.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or estimates of the relative fair value of these assets using net operating income capitalization rates, discounted cash flow analysis or similar methods.

We determine in-place lease values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease up periods for the respective leasable area considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance, leasing commissions, tenant improvements and other operating expenses to execute similar leases as well as projected rental revenue and carrying costs during the expected lease up period. We amortize the value of in-place leases acquired to expense over the approximate weighted average remaining term of the leases, adjusted for projected tenant turnover, on a composite basis.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) estimates of current market lease rates for the corresponding in-place

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

leases, measured over a period equal to (i) the remaining non-cancellable lease term for above-market leases, or (ii) the remaining non-cancellable lease term plus any fixed rate renewal options for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or liabilities and amortize them as an adjustment to revenue over the lease term. Due to the heavily negotiated terms of data center leases and their relative shorter-term maturity, the value of above-market or below-market in-place leases generally does not represent a significant portion of the fair value of the related real estate acquired.

We determine the value of other contractual rights based on our evaluation of the specific characteristics of the underlying contracts and by applying a fair value model to the projected cash flows or usage rights that considers the timing and risks associated with the cash flows or usage. We amortize the value of finite contractual rights over the remaining contract period. Indefinite-lived contractual rights are not amortized but are evaluated for impairment at least annually.

We determine the fair value of assumed debt by calculating the net present value of the scheduled debt service payments using current market-based terms for interest rates for debt with similar terms and remaining maturities that management believes we could obtain. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities of three months or less. Restricted cash includes cash equivalents held in our name to collateralize standby letters of credit or its use is restricted by contract or regulation.
Marketable Equity Investment

Our equity investment which does not qualify for equity method accounting and has a ready market is classified as “available for sale” and is carried at fair value. Effective beginning January 1, 2018, changes in the fair value are reported as a component of income (loss). Prior to January 1, 2018, such changes in fair value were reported as a component of comprehensive income (loss). See “Recently Adopted Accounting Pronouncements” section below. Dividends paid from operating profits are reported as a component of income (loss), while other dividends are reported as a return of capital.

Rent and Other Receivables

Receivables consist principally of trade receivables from customers with expected credit losses recorded as an allowance for doubtful accounts. The allowance for doubtful accounts is estimated based upon historic patterns of credit losses for aged receivables as well as specific provisions for certain identifiable, potentially uncollectible balances.
Deferred Leasing and Other Contract Costs
Deferred leasing costs include leasing commissions to third party brokers and incremental commissions to employees and external and internal legal costs, which are capitalized and amortized over the term of the customer lease. Deferred leasing costs are presented in other assets and amortization of deferred leasing costs is presented in depreciation and amortization expense. If a lease terminates prior to the expiration of the lease, the remaining unamortized cost is written off to amortization expense.
Incremental commission costs paid in obtaining managed service contracts are amortized based on the transfer of goods or services to which the costs relate. The amortization expense is recognized over the contract term.
Deferred Financing Costs
Deferred financing costs include legal and bank issuance costs incurred in connection with issuance of debt, including costs associated with the issuance of our credit facility, and are presented as a direct reduction from the carrying amount of long-term debt. These financing costs are deferred and amortized to expense over the term of the debt and are included as a component of interest expense. When debt is paid prior to its scheduled maturity date or the underlying terms are materially modified, the remaining carrying value of deferred finance costs, along with certain other payments to lenders, is included in loss on early extinguishment of debt.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Deferred Revenue and Prepaid Rents

Deferred revenue is recorded when a customer makes a contractual payment in excess of revenues recognized in accordance with GAAP. Prepaid rent liability is recorded when a customer makes an advance payment or they are contractually obligated to pay any amounts in advance of the associated lease or service period.

Revenue Recognition

We adopted the new revenue recognition standard effective January 1, 2018. The information in this section describes our current accounting revenue recognition policies. See the section below “Recently Adopted Accounting Pronouncements” for additional information related to the adoption.

Our revenue primarily consists of colocation lease revenue, metered power reimbursements, managed services, equipment sales, and other services. We generally are not entitled to reimbursements for real estate taxes, insurance or other operating expenses. The colocation lease revenue and metered power reimbursements are recognized under the lease accounting standard and managed services, equipment sales, installations, and other services are recognized under the revenue accounting standard. Payment terms generally range from 30 to 120 days. An allowance for doubtful accounts is recognized when the collection of contractual rent, straight-line rent or customer reimbursements are deemed to be unlikely.

Colocation Lease Revenue and Metered Power Reimbursements

Colocation lease revenues are generally billed monthly in advance based on the leased space or contracted power. Some contracts have an initial free rent period or payments that escalate over the term of the contract. If rents escalate without the lessee gaining access to or control over additional leased space or power, at the beginning of the lease term, the rental payments are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional leased space and power, revenue is recognized in proportion to the additional space or power in the periods that the lessee has control over the use of the additional space or power. The excess of revenue recognized over amounts contractually due is recognized as a straight-line receivable, which is included in other assets in our consolidated balance sheet. When a customer makes an advance payment or they are contractually obligated to pay amounts in advance of the associated lease period, a prepaid rent liability is recorded. When a customer makes a contractual payment in excess of revenues recognized in accordance with GAAP, a deferred revenue liability is recorded. This deferred revenue liability is generally recognized on a straight-line basis over the expected term of the lease, unless the pattern of service suggests otherwise.

Some of our leases are structured on a full-service gross basis in which the customer pays a fixed amount for both colocation rent and power. The revenue for these types of leases is recorded in colocation lease revenue. Other leases provide that the customer will be separately billed for power based upon actual, metered usage. Some leases that include billing for metered power include an administrative fee that is charged to the customer. Metered power reimbursement revenue is generally billed one month in arrears, and an estimate of this revenue is accrued in the month that the associated power is provided.

Managed Services

Managed services include the provisioning of a full-service managed datacenter, monitoring customer computer equipment, managing backups and storage, utilization reporting and other related ancillary information technology services. Management service contracts generally range from one to five years. Revenue is measured based on the consideration specified in the contract and recognized over time as we satisfy the performance obligation.

Equipment sales

Equipment sold by us generally consists of servers, switches, networking equipment, cable infrastructure, and cabinets. Revenue is recognized at a point-in-time when control of the equipment transfers to the customer from the Company, which is deemed to take place upon delivery to the customer.

Other services

Other services are generally one-time services and include installation of customer equipment, performing customer system re-boots, server cabinet and cage management, power monitoring, shipping and receiving, resolving technical issues, and other non-recurring hands-on service requested by the customer. Installation services include mounting, wiring, and testing of customer

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

owned equipment. The installation period is typically short term in nature, and accordingly, revenue from the installation of customer equipment will be recognized at a point-in-time once the installation is complete and the performance obligation is satisfied. Revenue from other services is recognized over time as the Company performs the service as the customer is determined to consume the benefits of the service as the Company performs.

We have adopted the practical expedient that allows us not to disclose information about remaining performance obligations that have original expected durations of one year or less, the amount of the transaction price allocated to the remaining performance obligations and when we expect to recognize that amount as revenue for the year. We have also adopted the “as invoiced” practical expedient, whereby the Company recognizes revenue in the amount that directly corresponds to the amount of value transferred to the customer.
Transaction and Acquisition Integration Expenses
Transaction expenses represent incremental legal, accounting and professional fees incurred in connection with business combinations and the non-recurring, incremental expenses incurred after a business combination or asset acquisition. These expenditures are expensed as incurred and do not include any recurring costs from our ongoing operations.
Income Taxes
We have elected to be taxed as a REIT under the Code and have qualified as a REIT since the year ended December 31, 2013. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax at the corporate level, however, we are still subject to foreign, state and local income taxes in the locations in which we conduct business. We intend to operate in such a manner as to continue to qualify as a REIT, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT. Since the year ended December 31, 2013, we have conducted certain non-REIT activities through taxable REIT subsidiaries (each, a "TRS"). Income recognized by our TRSs is subject to applicable federal, foreign, state, and local income and margin taxes. We have no significant taxes associated with our TRSs for the periods ended March 31, 2018 or 2017.
We have evaluated the current and deferred income tax related to taxes with respect to which we do not have a REIT exemption, and we have no significant tax liability or benefit as of March 31, 2018 or December 31, 2017.
We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of March 31, 2018, we had no significant uncertain tax positions.
Foreign Currency Translation and Transactions
Gains or losses from translation of foreign operations where the local currency is the functional currency are included as components of other comprehensive income (loss). The financial position of foreign subsidiaries is translated at the exchange rates in effect at the end of the period, while revenues and expenses are translated at average exchange rates during the period. Gains or losses from foreign currency transactions are included in determining net income.
Stock-Based Compensation Expense
We have a stock-based incentive award plan for our employees and directors. Stock-based compensation expense associated with these awards is recognized in general and administrative expenses in our consolidated statements of operations. We measure stock-based compensation at the estimated fair value on the grant date and recognize the amortization of stock-based compensation expense over the requisite service period. Fair value is determined based on assumptions related to volatility, interest rates and our market and company performance.

Income/(Loss) Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period excluding any unvested securities or unexercised options. Diluted earnings per share is calculated by adjusting basic earnings per share for the dilutive effect of the assumed exercise of securities and options, including the effect of shares issuable under our stock-based incentive plans. Our unvested share-based awards are considered participating securities and are reflected in the calculation of diluted earnings per share. During periods of net loss, the assumed exercise of securities and options is anti-dilutive and is not included in the calculation of earnings per share. For the three months ended March 31, 2017, any common

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

stock equivalents were anti-dilutive. For the three months ended March 31, 2018 and 2017, the difference between basic and diluted earnings per share was not significant, representing less than one cent per share.

Business Segments

Our data centers have similar economic characteristics and customers across all geographic locations, and our service offerings and delivery of services are provided in a similar manner, using the same types of facilities and similar technologies. Our chief operating decision maker, the Company's chief executive officer, reviews our financial information on an aggregate basis. As a result, we have concluded that we have one reportable business segment. One customer, Microsoft Corporation, a Fortune 500 company, represented approximately 19% and 17% of our revenue for the three months ended March 31, 2018 and 2017, respectively.
Use of Estimates
Preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions are based on management’s knowledge of current events and actions that we may undertake in the future. Significant estimates include and are related to determining lease terms and revenue recognition, the fair value for purchase price allocations for business combinations and asset acquisitions, and the useful lives of real estate and other long-lived assets. Actual results may differ from these estimates and assumptions.
Reclassifications
Certain financial information has been revised to conform to the current year presentation due to changes in the significance of the particular activity. The following items have been reclassified:
Balance Sheet as of December 31, 2017

•	Land related to construction in progress ($8.7 million) and land held for future development ($63.8 million) were previously included in investment in real estate - land ($72.5 million).

•	Notes receivable and long-term installment contracts are classified within other assets. These items were previously included in rent and other receivables ($3.3 million).

•	Construction costs payable are classified in a separate liability and were previously included in accounts payable and accrued expenses ($115.5 million).

•	Dividends payable are classified in a separate liability and were previously included in accounts payable and accrued expenses ($41.8 million).

•
Lease finance arrangements are classified in capital lease obligations and lease financing arrangements. These items were previously included in a separate line for lease finance arrangements ($131.9 million).

Statement of Cash Flows for the period ended March 31, 2017

•
The cash flow effect of the change in interest accrual is classified within accounts payable and accrued expenses. These items were previously combined with non-cash interest expense, net in the comparable prior year period ($1.9 million).

•
Debt issuance and debt extinguishment costs are classified within proceeds from debt, net. These items were previously included in separate lines, debt issuance costs ($8.8 million) and payment of debt extinguishment costs ($30.3 million), in the comparable prior year period.

Recently Adopted Accounting Pronouncements

On January 1, 2018, we adopted the Financial Accounting Standards Board ("FASB") pronouncement ASU 2014-09 with respect to revenue recognition. The revised guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded prior revenue recognition guidance, including industry-specific revenue guidance.  The revised guidance replaced most existing revenue and real estate sale recognition guidance in GAAP. The standard specifically excludes lease contracts, which is our primary recurring revenue source; however, our revenue accounting for managed services and sales of real estate and equipment will follow the revised guidance. We have adopted the new standard using the modified retrospective transition method, where financial statement presentations prior to the date of adoption are not adjusted. Transactions that were not closed as of the adoption date were adjusted to reflect the new standard and we recorded an adjustment to beginning retained earnings of $0.3 million. See Note 3 "Revenue Recognition" for further information regarding the adoption of the new accounting standard, including expanded quantitative and qualitative disclosures regarding revenue recognition.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

On January 1, 2018, we adopted ASU 2017-05, which requires the derecognition of a business in accordance with ASC 810, Consolidations, including instances in which the business is considered in substance real estate. In cases where a controlling interest in real estate was sold but a noncontrolling interest is retained, we may record a gain or loss related to both the sold and retained interests. The adoption of this standard did not have an impact on our condensed consolidated financial statements, but depending on future transactions, may in the future.

On January 1, 2018, we adopted ASU 2016-01 related to equity investments. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value now recognized in net income. Previously changes in fair value for available for sale equity investments were recorded in other comprehensive income (loss). The adoption of the new standard was made through a cumulative-effect adjustment to beginning retained earnings of $75.6 million. Prior financial statement amounts were not adjusted. For the three months ended March 31, 2018, we recorded an unrealized gain of $40.5 million in our consolidated statement of operations.

New Accounting Pronouncements

On February 25, 2016, the FASB issued ASU 2016-02, regarding the accounting for leases for both lessees and lessors. In March 2018, the FASB voted to move forward with finalizing the ASU allowing certain practical expedients which included that application of the new standard is effective only for the year of adoption and not the earliest comparative period presented. We plan to adopt the new standard January 1, 2019.

Lessees will need to recognize on their balance sheet a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, adjusted for any initial direct costs of the lease, lease incentives or early lease payments, where applicable. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line rent expense (similar to current operating leases) while finance leases will result in interest and amortization expense (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. The new standard may be adopted using a modified retrospective transition, and provides for certain practical expedients. We are evaluating the impact of ASU 2016-02 on our consolidated financial statements, where we believe the primary impact as a lessee will relate to leases where we are deemed to be the accounting owner of leasehold improvement.

Regarding lessors, ASU 2016-02 originally stated that lessors would be required to bifurcate certain lease revenues between lease and non-lease components, however, the practical expedient included in the ASU the FASB voted to finalize in March 2018 allows lessors to account for lease and non-lease components as a single lease component if certain criteria are met. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is primarily consistent with the Company’s existing policies. In light of the new practical expedients, we continue to evaluate the impact of the new standard.

In January 2018, the FASB issued ASU 2018-01, which permits an entity to elect an optional transition practical expedient to not evaluate land easements under lease accounting that existed or expired prior to the entity’s adoption of the new lease accounting as discussed above and that were not previously accounted for as leases. Once the new lease standard is adopted, it should be applied prospectively to all new or modified land easements. Accordingly, the amendments in this update are effective along with the requirements in ASU 2016-02 and an entity that early adopts the new lease standard should apply this update upon adoption. The Company expects to adopt this new guidance on January 1, 2019 along with the new lease standard and will continue to evaluate the impact of this guidance until it becomes effective.

In June 2016, the FASB issued ASU 2016-13 providing guidance which requires certain financial assets to be presented at the net amount expected to be collected. The guidance affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The guidance will apply to our trade receivables, notes receivable, net investments in leases and any other future financial assets that have the contractual right to receive cash that we may acquire in the future. The guidance is effective for annual periods beginning for us January 1, 2020. Early adoption is permitted. We are currently evaluating the full impact of the new standard.

3. Revenue Recognition

We have consistently applied our revenue accounting policies to all periods presented in these consolidated financial statements except for customer equipment installation services. Beginning with our adoption of revenue recognition in ASU 2014-09 on January 1, 2018 (see Note 2, "Revenue Recognition" and "Recently Adopted Accounting Pronouncements"), revenue from the

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

installation of customer equipment is recognized at a point-in-time as the Company performs the service. The asset being enhanced or installed belongs to the customer, and the benefits of the installation service are being consumed at the completion of the service. Prior to the adoption of the new revenue recognition standard, the revenue from these transactions was deferred over the contract term. The deferred revenue liability balance related to completed installations, less any associated deferred costs, as of the date of adoption, calculated on a cumulative modified retrospective basis was $0.3 million and has been included in the cumulative effective adjustment to opening retained earnings.

There was no material impact to the consolidated financial statements due to the change in accounting policies upon adoption, including relating to customer equipment installation revenue for the three months ended March 31, 2018.
Disaggregation of Revenue

For the three months ended March 31, 2018, revenue disaggregated by primary revenue stream is as follows (in millions).

Three Months Ended March 31, 2018
Other revenues from customers
Equipment sales	$4.3
Managed services	3.2
Other services	2.3
Total other revenues from customers	9.8
Colocation lease revenue	165.4
Metered power reimbursements	21.4
Total revenue	$196.6

Substantially all other revenues from customers were generated from operations in the United States.

The balances and activities related to revenues from customers for accounts receivable, contract assets and contract liabilities are not material at March 31, 2018.

4. Investments in Real Estate

Acquisitions of Real Estate
On December 21, 2017, the Company announced the execution of a definitive agreement to purchase Zenium Data Centers ("Zenium"), a leading hyperscale data center provider in Europe with four total properties in London and Frankfort. The Company and the sellers have agreed to extend the Long Stop Date (as defined in the sale and purchase agreement relating to the transaction) for obtaining German regulatory approval to May 18, 2018, after which either party may terminate the agreement if regulatory approval has not been obtained. The Company expects to fund the Zenium purchase with cash on hand and credit facility draws.
On February 28, 2017, CyrusOne acquired two data centers located in Raleigh-Durham, North Carolina and Somerset, New Jersey from Sentinel Data Centers which was accounted for as an asset acquisition (the "Sentinel Properties"). The Company paid aggregate cash consideration of approximately $492.3 million, including related closing costs. The two properties consist of approximately 160,000 colocation square feet and approximately 21 megawatts of power capacity.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Real Estate Investments and Intangibles and Related Depreciation and Amortization

As of March 31, 2018 and December 31, 2017, major components of our real estate investments and intangibles and related accumulated depreciation and amortization are as follows (in millions):

	March 31, 2018					December 31, 2017
	Investment in Real Estate		Intangibles			Investment in Real Estate		Intangibles
	Buildings and Improvements	Equipment	Customer Relationships	In Place Customer Leases	Other Contractual	Buildings and Improvements	Equipment	Customer Relationships	In Place Customer Leases	Other Contractual
Cost	$1,400.8	$1,959.5	$247.1	$75.9	$16.1	$1,371.4	$1,813.9	$247.1	$75.9	$16.1
Less: accumulated depreciation and amortization	(425.9)	(410.5)	(126.7)	(9.1)	(6.5)	(418.2)	(364.2)	(123.0)	(7.1)	(6.0)
Net	$974.9	$1,549.0	$120.4	$66.8	$9.6	$953.2	$1,449.7	$124.1	$68.8	$10.1
As of March 31, 2018 and December 31, 2017, construction in progress includes $18.8 million and $8.7 million of land which is under active development, respectively.

Depreciation expense was $66.2 million for the three months ended March 31, 2018 and $48.9 million for the three months ended March 31, 2017.

Other contractual intangibles include trademark/tradename, favorable leasehold interests and above/below market leases. Amortization expense was $8.4 million for the three months ended March 31, 2018 and $6.8 million for the three months ended March 31, 2017.

5. Other Assets

As of March 31, 2018 and December 31, 2017, the components of other assets are as follows (in millions):

	March 31, 2018	December 31, 2017
Marketable equity investment	$216.1	$175.6
Straight line receivables, net	107.5	100.0
Deferred leasing and other contract costs	35.1	33.7
Prepaid expenses	20.3	20.0
Non-real estate assets, net	17.0	16.7
Other	10.4	10.5
Total	$406.4	$356.5

The marketable equity investment represents newly issued unregistered, ordinary shares equivalent to the American depository shares of GDS Holdings Limited ("GDS"), a developer and operator of high-performance, large-scale data centers in China. In connection with our investment, we entered into an agreement with GDS for the joint marketing and cross-leasing of each company’s data centers. Also as a part of the agreement, our chief executive officer will join the board of directors of GDS. Through March 31, 2018, no services or payments have been made to or by either party.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

6. Long-Term Debt
As of March 31, 2018 and December 31, 2017, the components of long-term debt are as follows (in millions):

	March 31, 2018	December 31, 2017	Interest Rate(a)	Maturity Date
$3.0 Billion Credit Facility:
$1.7 Billion Revolving Credit Facility	$—	$—	Monthly LIBOR + 1.45%	March 2022(b)
2023 Term Loan	700.0	—	Monthly LIBOR + 1.40%	March 2023
2025 Term Loan	300.0	—	Monthly LIBOR + 1.70%	March 2025
$2.0 Billion Credit Facility:
$1.1 Billion Revolving Credit Facility	—	—	Monthly LIBOR + 1.55%	N/A
2021 Term Loan	—	250.0	Monthly LIBOR + 1.50%	N/A
2022 Term Loan	—	650.0	Monthly LIBOR + 1.50%	N/A
2024 Notes, including bond premium of $6.5 million	706.5	706.8	5.000%	March 2024
2027 Notes, including bond premium of $10.1 million	510.1	510.5	5.375%	March 2027
Deferred financing costs	(38.3)	(27.9)	—	—
Total	$2,178.3	$2,089.4
(a) - Interest rate information is as of March 31, 2018 unless noted otherwise. Monthly LIBOR at March 31, 2018 is 1.88%. Monthly LIBOR at March 29, 2018, the payoff date of the $2.0 Billion Credit Facility, was 1.74%.
(b) - The Company may exercise a one-year extension option, subject to certain conditions

On March 29, 2018, the Company entered into a new $3.0 billion unsecured credit facility. The new credit facility consists of a $1.7 billion revolving credit facility ("$1.7 Billion Revolving Credit Facility"), which includes a $750 million multicurrency borrowing sublimit, a 5-year term loan with commitments totaling $1.0 billion ("2023 Term Loan") and a $300 million 7-year term loan ("2025 Term Loan") (collectively, the "$3.0 Billion Credit Facility"). We borrowed $700.0 million under the 2023 Term Loan on March 31, 2018, and the 2023 Term Loan includes a delayed draw feature which allows the Company to draw $300 million in up to three tranches over a six-month period in multiple currencies. The $1.7 Billion Revolving Credit Facility has the option to borrow in non-USD currencies and includes a one-year option which, if exercised by the Company, would extend the final maturity to March 2023. The $3.0 Billion Credit Facility also includes an accordion feature providing for an aggregate increase in the revolving and term components to $4.0 billion, subject to certain conditions.

On March 29, 2018, borrowings of $1.0 billion under the $3.0 Billion Credit Facility were used to fully retire a previous $2.0 billion credit facility. The previous $2.0 billion credit facility consisted of a $1.1 billion senior unsecured revolving credit facility ("$1.1 Billion Revolving Credit Facility"), a $250 million 5-year term ("2021 Term Loan") and a $650 million 7-year term loan ("2022 Term Loan") (collectively, the "$2.0 Billion Credit Facility"). The aggregate outstanding principal balance of the $2.0 Billion Credit Facility at the date of the prepayment was $900.0 million and we recognized a loss on early extinguishment of debt of $3.1 million.

We pay commitment fees for the unused amount of borrowings on the $1.7 Billion Revolving Credit Facility and fees on any outstanding letters of credit. The commitment fees are equal to 0.25% per annum of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The commitment fees decrease to 0.15% per annum upon 50% or greater utilization. We also paid commitment fees on the $1.1 Billion Revolving Credit Facility through its retirement in March 2018. Commitment fees were $0.7 million for the three months ended March 31, 2018 and $0.4 million for the three months ended March 31, 2017.

As of March 31, 2018, additional borrowing capacity under the $3.0 Billion Credit Facility was approximately $2.0 billion, which included $1.7 billion under the $1.7 Billion Revolving Credit Facility and $300.0 million under the 2023 Term Loan.

As of March 31, 2018 and 2017, we had $7.8 million and $8.5 million, respectively, of outstanding letters of credit issued under our credit facilities.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

On March 17, 2017, the Operating Partnership and CyrusOne Finance Corp., a single-purpose finance subsidiary, both wholly-owned subsidiaries of the Company (together, the "Note Issuers") completed an offering of $500.0 million aggregate principal amount of 5.000% senior notes due 2024 ("Original 2024 Notes") and $300.0 million aggregate principal amount of 5.375% senior notes due 2027 ("Original 2027 Notes") in a private offering. The Company received proceeds of $791.2 million, net of underwriting costs and other deferred financing costs related to the notes.
On November 3, 2017, the Note Issuers completed an offering of $200.0 million aggregate principal amount of 5.000% senior notes due 2024 ("Additional 2024 Notes") and $200.0 million aggregate principal amount of 5.375% senior notes due 2027 ("Additional 2027 Notes") in a private offering. The Additional 2024 Notes have terms substantially identical to the Original 2024 Notes and the Additional 2027 Notes have terms substantially identical to the Original 2027 Notes. The Original 2024 Notes and the Additional 2024 Notes form a single class of securities ("2024 Notes"), and the Original 2027 Notes and the Additional 2027 Notes form a single class of securities ("2027 Notes"). The Company received proceeds of $416.1 million, net of underwriting costs of $4.4 million. The Original 2024 Notes and the Additional 2024 Notes are referred to as the 2024 Notes and the Original 2027 Notes and the Additional 2027 Notes are referred to as the 2027 Notes. On January 8, 2018, the Issuers completed an exchange offer with respect to the 2024 Notes and the 2027 Notes and all validly tendered 2024 Notes and 2027 Notes were exchanged for notes registered with the SEC.
The 2024 Notes and 2027 Notes are senior unsecured obligations of the Note Issuers, which rank equally in right of payment with all existing and future unsecured senior indebtedness of the Note Issuers. The senior notes are effectively subordinated in right of payment to any secured indebtedness of the Note Issuers to the extent of the value of the assets securing such indebtedness. The senior notes are guaranteed on a joint and several basis by the Company, the General Partner and all of CyrusOne LP’s existing domestic subsidiaries that guarantee the $3.0 Billion Credit Facility. Each of CyrusOne LP’s restricted subsidiaries (other than any designated excluded subsidiary or receivables entity) that guarantees any other indebtedness of CyrusOne LP or other indebtedness of the guarantors will be required to guarantee the senior notes in the future. Each such guarantee is a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior indebtedness of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness. The 2024 Notes and 2027 Notes are structurally subordinated to all liabilities (including trade payables) of each subsidiary of CyrusOne LP that does not guarantee the senior notes.
The 2024 Notes and 2027 Notes may be redeemed at our option prior to their scheduled maturity dates at the prices and premiums and on the terms set forth in the respective indentures governing the notes.
On November 20, 2012, wholly-owned subsidiaries of the Company issued $525.0 million of 6.375% senior notes due 2022 (the "6.375% Notes"). In March 2017, the Company repurchased all of the 6.375% Notes with an aggregate face value of $474.8 million, a net carrying value of $469.0 million, for total consideration of $515.1 million, including accrued and unpaid interest of $10.3 million. In connection with the debt prepayment, we recognized a loss on early extinguishment of debt of $36.2 million.

Our debt agreements contain customary provisions with respect to events of default, affirmative and negative covenants and borrowing conditions. The most restrictive covenants are generally included in the $3.0 Billion Credit Agreement. The $3.0 Billion Credit Agreement requires us to maintain certain financial covenants including the following, in each case on a consolidated basis, a minimum fixed charge ratio, maximum total and secured leverage ratios, a minimum tangible net worth requirement, a maximum secured recourse indebtedness ratio, a minimum unencumbered debt yield ratio and a maximum ratio of unsecured indebtedness to unencumbered asset value. In order to continue to have access to amounts available under the $3.0 Billion Credit Agreement, the Company must remain in compliance with all covenants. As of March 31, 2018, we believe we are in compliance with all provisions of our debt agreements.

As of March 31, 2018, all of our outstanding debt matures between 2023 and 2027.

7. Capital Lease Obligations and Lease Financing Arrangements

As of March 31, 2018 and December 31, 2017, capital lease obligations and lease financing arrangements are as follows (in millions):

	March 31, 2018	December 31, 2017
Capital lease obligations	$15.9	$10.1
Lease financing arrangements	131.3	131.9
Total	$147.2	$142.0

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Capital lease obligations represent financing for four of our data centers. The remaining terms of our capital leases range from 2018 to 2024.

Lease financing arrangements represent leases of real estate in which we are involved in the construction of structural improvements to develop or improve buildings into data centers. The remaining terms of our lease financing arrangements range from 2020 to 2035.

The following table summarizes aggregate minimum principal payments of the capital lease obligations and lease financing arrangements for the five years subsequent to March 31, 2018, and thereafter (in millions):

	Capital Leases	Lease Financing Arrangements
2018	$2.4	$5.3
2019	3.3	7.7
2020	3.5	21.0
2021	3.5	5.8
2022	2.5	6.3
Thereafter	0.7	85.2
Total capital lease obligations	$15.9	$131.3
Interest expense on capital lease obligations and lease financing arrangements was $2.2 million for the three months ended March 31, 2018 and $2.3 million for the three months ended March 31, 2017.

8. Fair Value of Financial Instruments

Fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering assumptions in fair value measurements, a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy) has been established.

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
The fair value of cash and cash equivalents, rent and other receivables, construction costs payable, dividends payable and accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these financial instruments. The carrying value, exclusive of deferred financing costs, for the revolving credit facilities and the floating rate term loans approximate estimated fair value as of March 31, 2018 and December 31, 2017, due to the floating rate nature of the interest rates and the stability of our credit ratings.
The carrying value and fair value of other financial instruments are as follows (in millions):

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Notes	$706.5	$702.6	$706.8	$728.0
2027 Notes	510.1	500.0	510.5	527.5
Equity Marketable Investment	216.1	216.1	175.6	175.6

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions dollars, except per share)

The fair values of our 2024 Notes and 2027 Notes as of March 31, 2018 were based on the quoted market prices for these notes, which is considered Level 1 of the fair value hierarchy. The fair value of the marketable equity investment ($216.1 million at March 31, 2018) was based on the quoted market price for the stock, adjusted for a discount related to the lock-up period, which is considered Level 2 of the fair value hierarchy.
9. Stockholders' Equity

Capitalization

On January 24, 2013, the Company completed its initial public offering of common stock, issuing approximately 19 million shares. During the three months ended March 31, 2018 and 2017, we sold 2.8 million and 4.4 million common shares, respectively, at an average price of $51.24 and $49.60, respectively. In addition, subsequent to March 31, 2018, approximately 180,000 shares at an average price of $51.08 settled by April 3, 2018. At March 31, 2018, the Company had 98.9 million common shares outstanding.

Distributions
During the three months ended March 31, 2018 and 2017, regular dividends were paid to our stockholders of $0.46 and $0.42 per common share, respectively. On May 2, 2018, we announced a regular cash dividend of $0.46 per common share payable to stockholders of record at the close of business on June 29, 2018. The dividends will be paid on July 13, 2018.
Stock Plans

The board of directors of CyrusOne Inc. adopted the 2012 Long-Term Incentive Plan ("LTIP"), which was amended and restated on May 2, 2016. The LTIP is administered by the compensation committee of the board of directors. Awards issuable under the LTIP include common stock, restricted stock, restricted stock units, stock options and other incentive awards. CyrusOne Inc. has reserved a total of 8.9 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. Shares available under the LTIP at March 31, 2018, were approximately 5.1 million. Awards vest according to each agreement, generally ratably over a three-year period, as long as the employee remains employed with the Company, and with respect to certain awards, based on the outcome of market or performance criteria.

Restricted stock units and restricted stock are issued as time based (where the award vests ratably over time and is not subject to future performance targets and, accordingly, is initially recorded at the current market price at the time of grant) and market or performance based (where the award is recorded at fair value at the time of grant and vesting of the award, if any, is based on achieving certain financial targets, currently based on shareholder return). The restricted stock have the right to receive dividends and the restricted stock units have the right to receive dividend equivalents in cash. The performance-based awards accrue dividends that are payable upon settlement of the award.

Expense for time-based grants is recognized under a straight-line method. For market-based grants (generally factors outside of the Company's performance, such as a market index), expense is recognized under a graded expense attribution method. For performance-based grants (generally factors based solely on the Company's financial performance), expense is recognized under a graded expense attribution method if it is probable that the performance targets will be achieved.

Total stock-based compensation expense for the three months ended March 31, 2018 and 2017 was $3.9 million and $3.7 million, respectively.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

The following tables present the stock plan activity for the three months ended March 31, 2018 and 2017 for restricted stock units, restricted stock and stock option LTIPs:

Restricted Stock Units

	2018		2017
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	265,002	$56.08	—	$—
Granted	322,063	51.92	248,364	55.98
Exercised	(80,965)	43.47	—	—
Forfeited	(3,131)	51.20	(3,363)	48.13
Outstanding March 31,	502,969	$55.47	245,001	$55.98

Time-based RSUs outstanding	256,609	$50.71	115,855	$48.13
Performance-based RSUs outstanding	246,360	$60.41	129,146	$63.23

Restricted Stock

	2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding January 1,	715,098	$32.21	1,274,713	$28.95
Granted	17,052	51.31	18,179	48.13
Exercised	(209,415)	27.02	(421,694)	26.03
Forfeited	(44,034)	28.45	(123,010)	20.98
Outstanding March 31,	478,701	$35.50	748,188	$32.37

Time-based RSs outstanding	362,084	$38.08	432,082	$37.71
Performance-based RSs outstanding	116,617	$28.57	316,106	$25.57

Stock Options

	2018		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding January 1,	415,459	$31.67	434,268	$31.89
Granted	—	—	—	—
Exercised	—	—	(279)	48.82
Forfeited	—	—	—	—
Outstanding March 31,	415,459	$31.67	433,989	$31.90

Time-based stock options outstanding	348,137	$33.23	366,667	$33.42
Performance-based stock options outstanding	67,322	$23.58	67,322	$23.58

10. Income Taxes
Provided we continue to qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our stockholders. It is our policy and intent, subject to change, to distribute 100% of our taxable income and therefore, except as discussed below, no provision is required in the accompanying financial statements for federal income taxes with regards to activities of CyrusOne Inc. and its subsidiary pass-through entities.
The activities of our TRSs include performing services for our customers that would otherwise be considered impermissible for REITs. While CyrusOne Inc. and the Operating Partnership do not pay federal income taxes, we are still subject to foreign, state, and local income taxes in certain of the locations in which we conduct business. Income tax expense was $0.8 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, the net domestic and foreign deferred tax assets and liabilities were not significant.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

11. Commitments and Contingencies

We lease certain data center facilities and equipment from third parties. Operating lease expense was $2.2 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively. Certain of these leases provide for renewal options with fixed rent escalations beyond the initial lease term.

As of March 31, 2018, future minimum lease payments required under operating leases having initial or remaining non-cancellable lease terms in excess of one year are as follows (in millions):

2018	$3.5
2019	3.1
2020	2.6
2021	1.3
2022	1.2
Thereafter	5.0
Total	$16.7
As of March 31, 2018, we had outstanding letters of credit of $7.8 million as security for obligations under the terms of our lessee agreements.

We have entered into non-cancellable purchase commitments for construction of data center facilities and acquisition of equipment. As of March 31, 2018, these commitments were approximately $138.8 million and are expected to be incurred over the next one to two years. In addition, we have entered into equipment and utility power contracts, which require minimum purchase commitments for power. These agreements range from one to two years and provide for payments for early termination or require minimum payments for the remaining term. As of March 31, 2018, the minimum commitments for these arrangements were approximately $45.0 million.

During the normal course of business, the Company and its subsidiaries have made certain indemnities and commitments to customers, vendors and associated parties related to the use, protection and security of intellectual property and claims for negligence or willful misconduct. Further, customer contracts generally require specified levels of performance related to uninterrupted service and cooling temperatures. Also in the normal course of our business, the Company is involved in legal, tax and regulatory proceedings arising from the conduct of our business activities. Management assesses the probability that these performance standards, credits, claims or indemnities have been incurred and liabilities or asset reserves are established for loss contingencies when the losses associated are deemed to be probable and the loss can be reasonably estimated. Based on information currently available, we believe that the outcome of such matters will not, individually or in the aggregate, have a material effect on our consolidated financial statements.

12. Guarantors

The 2024 and 2027 Notes issued by CyrusOne LP (the “LP Co-Issuer”) and CyrusOne Finance Corp. (the “Finance Co-Issuer” and, together with the LP Co-Issuer, the “Co-Issuers”) are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis. The guarantors include CyrusOne Inc. (the “Parent Guarantor”), the General Partner and certain domestic wholly owned subsidiaries of the Operating Partnership (together with the General Partner, the “Guarantor Subsidiaries”; the Guarantor Subsidiaries together with the Parent Guarantor, the “Guarantors”). As of March 31, 2018 and 2017, non-guarantors are all of our foreign subsidiaries and certain domestic subsidiaries (collectively, the “Non-Guarantors”). The foreign subsidiaries we may acquire upon our expected acquisition of Zenium are currently expected to be classified as Non-Guarantors subsequent to the closing of the acquisition.

The indentures governing the 2024 and 2027 Notes contain affirmative and negative covenants customarily found in indebtedness of this type, including covenants that restrict, subject to certain exceptions, the Company’s ability to: incur secured or unsecured indebtedness; pay dividends or distributions on its equity interests, or redeem or repurchase equity interests of the Company; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of the Operating Partnership’s subsidiaries to pay dividends or make certain transfers and other payments to the Operating Partnership or to other subsidiaries; sell assets; and merge, consolidate or transfer all or substantially all of the operating partnership’s assets. The Company and its subsidiaries are also required to maintain total unencumbered assets of at least 150% of their unsecured

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

debt on a consolidated basis, subject to certain qualifications set forth in the indenture. Notwithstanding the foregoing, the covenants contained in the indentures do not restrict the Company’s ability to pay dividends or distributions to stockholders to the extent (i) no default or event of default exists or is continuing under the indentures and (ii) the Company believes in good faith that we qualify as a REIT under the Code and the payment of such dividend or distribution is necessary either to maintain its status as a REIT or to enable it to avoid payment of any tax that could be avoided by reason of such dividend or distribution. Subject to the provisions of the indentures governing the 2024 Notes and 2027 Notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

•
upon the sale or other disposition (including by way of consolidation or merger) of such Guarantor or of all of the capital stock of such Guarantor such that such Guarantor is no longer a restricted subsidiary under the indentures,

•	upon the sale or disposition of all or substantially all of the assets of the Guarantor,

•	upon the LP Co-issuer designating such Guarantor as an unrestricted subsidiary under the terms of the indentures,

•	if such Guarantor is no longer a guarantor or other obligor of any other indebtedness of the LP Co-issuer or the Parent Guarantor,

•	upon the LP Co-issuer designating such Guarantor as an excluded subsidiary under the terms of the indentures,

•	upon the defeasance or discharge of the 2024 Notes or 2027 Notes, as applicable, in accordance with the terms of the indentures, and

•	upon the 2024 Notes or 2027 Notes, as applicable, being rated investment grade by at least two rating agencies and no default or event of default shall have occurred and be continuing.

The Parent Guarantor is a REIT whose only material asset is its ownership of operating partnership units of the LP Co-Issuer. The LP Co-Issuer and its subsidiaries hold substantially all the assets of the Company. The LP Co-Issuer conducts the operations of the business, along with its subsidiaries. The Finance Co-Issuer does not have any operations or revenues. The Guarantor Subsidiaries include substantially all of our domestic operations and include over 98% of our gross operating real estate. The Non-Guarantors include substantially all of our foreign operations, primarily in the United Kingdom and Singapore. The Non-Guarantors' assets also include the ownership of our marketable equity investment of $216.1 million as of March 31, 2018, which was not an investment as of or for the three months ended March 31, 2017. The marketable equity investment has not made any distributions for the three months ended March 31, 2018, but we did recognize an unrealized fair value gain of $40.5 million with respect to this investment which is included in our net income for the period.

The following schedules present the condensed consolidating balance sheets as of March 31, 2018 and 2017, and the condensed consolidating statements of operations and comprehensive (loss) income and cash flows for the three months ended March 31, 2018 and 2017 for the Parent Guarantor, General Partner, each Co-Issuer, Guarantor Subsidiaries, and Non-Guarantors. Eliminations and consolidation adjustments primarily relate to the elimination of investments in subsidiaries and equity (loss) earnings related to investments in subsidiaries (in millions).

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Condensed Consolidating Balance Sheets

	As of March 31, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Investment in real estate:
Land	$—	$—	$—	$—	$104.6	$—	$—	$104.6
Buildings and improvements	—	—	—	—	1,369.0	29.6	2.2	1,400.8
Equipment	—	—	—	—	1,949.2	1.2	9.1	1,959.5
Gross operating real estate	—	—	—	—	3,422.8	30.8	11.3	3,464.9
Less accumulated depreciation	—	—	—	—	(832.3)	(4.1)	—	(836.4)
Net operating real estate	—	—	—	—	2,590.5	26.7	11.3	2,628.5
Construction in progress, including land under development	—	—	—	—	425.0	0.1	10.2	435.3
Land held for future development	—	—	—	—	54.4	—	—	54.4
Total investment in real estate, net	—	—	—	—	3,069.9	26.8	21.5	3,118.2
Cash and cash equivalents	—	—	—	—	227.6	1.1	—	228.7
Investment in subsidiaries	1,859.3	18.6	2,404.6	—		—	(4,282.5)	—
Rent and other receivables, net	—	—	—	—	90.8	2.3	—	93.1
Intercompany receivable	20.2	—	1,656.1	—	—	—	(1,676.3)	—
Goodwill	—	—	—	—	455.1	—	—	455.1
Intangible assets, net	—	—	—	—	196.8	—	—	196.8
Other assets	—	—	0.5	—	187.1	218.8	—	406.4
Total assets	$1,879.5	$18.6	$4,061.2	$—	$4,227.3	$249.0	$(5,937.3)	$4,498.3
Long-term debt, net	$—	$—	$2,178.3	$—	$—	$—	$—	$2,178.3
Intercompany payable	—	—	20.2	—	1,656.1	—	(1,676.3)	—
Capital lease obligations and lease financing arrangements	—	—	—	—	114.4	32.8	—	147.2
Accounts payable and accrued expenses	—	—	3.4	—	62.5	0.8	—	66.7
Construction costs payable	—	—	—	—	89.0	—	—	89.0
Dividends payable	46.4	—	—	—	—	—	—	46.4
Deferred revenue and prepaid rents	—	—	—	—	115.2	0.9	—	116.1
Total liabilities	46.4	—	2,201.9	—	2,037.2	34.5	(1,676.3)	2,643.7
Total stockholders' equity	1,833.1	18.6	1,859.3	—	2,190.1	214.5	(4,261.0)	1,854.6
Total liabilities and equity	$1,879.5	$18.6	$4,061.2	$—	$4,227.3	$249.0	$(5,937.3)	$4,498.3

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

	As of December 31, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Investment in real estate:
Land	$—	$—	$—	$—	$104.6	$—	$—	$104.6
Buildings and improvements	—	—	—	—	1,340.8	28.4	2.2	1,371.4
Equipment	—	—	—	—	1,803.9	1.1	8.9	1,813.9
Gross operating real estate	—	—	—	—	3,249.3	29.5	11.1	3,289.9
Less accumulated depreciation	—	—	—	—	(778.6)	(3.8)	—	(782.4)
Net operating real estate	—	—	—	—	2,470.7	25.7	11.1	2,507.5
Construction in progress, including land under development	—	—	—	—	480.4	0.1	6.6	487.1
Land held for future development	—	—	—	—	63.8	—	—	63.8
Total investment in real estate, net	—	—	—	—	3,014.9	25.8	17.7	3,058.4
Cash and cash equivalents	—	—	—	—	151.2	0.7	—	151.9
Investment in subsidiaries	1,718.0	17.2	2,190.2	—	—	—	(3,925.4)	—
Rent and other receivables, net	—	—	—	—	84.6	2.6	—	87.2
Intercompany receivable	20.0	—	1,656.4	—	—	—	(1,676.4)	—
Goodwill	—	—	—	—	455.1	—	—	455.1
Intangible assets, net	—	—	—	—	203.0	—	—	203.0
Other assets	—	—	0.5	—	177.7	178.3	—	356.5
Total assets	$1,738.0	$17.2	$3,847.1	$—	$4,086.5	$207.4	$(5,584.1)	$4,312.1
Long-term debt, net	$—	$—	$2,089.4	$—	$—	$—	$—	$2,089.4
Intercompany payable	—	—	20.0	—	1,656.4	—	(1,676.4)	—
Capital lease obligations and lease financing arrangements	—	—	—	—	110.0	32.0	—	142.0
Accounts payable and accrued expenses	—	—	19.7	—	77.3	0.9	—	97.9
Construction costs payable	—	—	—	—	115.5	—	—	115.5
Dividends payable	41.8	—	—	—	—	—	—	41.8
Deferred revenue and prepaid rents	—	—	—	—	110.8	0.8	—	111.6
Total liabilities	41.8	—	2,129.1	—	2,070.0	33.7	(1,676.4)	2,598.2
Total stockholders' equity	1,696.2	17.2	1,718.0	—	2,016.5	173.7	(3,907.7)	1,713.9
Total liabilities and equity	$1,738.0	$17.2	$3,847.1	$—	$4,086.5	$207.4	$(5,584.1)	$4,312.1

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended March 31, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/ Consolidations	Total
Revenue:
Lease and other revenues from customers	$—	$—	$—	$—	$173.9	$1.3	$—	$175.2
Metered power reimbursements	—	—	—	—	21.0	0.4	—	21.4
Revenue	—	—	—	—	194.9	1.7	—	196.6
Operating expenses:
Property operating expenses	—	—	—	—	67.2	0.6	—	67.8
Sales and marketing	—	—	—	—	5.3	—	—	5.3
General and administrative	—	—	—	—	18.8	0.5	—	19.3
Depreciation and amortization	—	—	—	—	74.4	0.2	—	74.6
Transaction, acquisition and other integration expenses	—	—	—	—	1.9	—	—	1.9
Total operating expenses	—	—	—	—	167.6	1.3	—	168.9
Operating income	—	—	—	—	27.3	0.4	—	27.7
Interest expense	—	—	(23.9)	—	—	(0.7)	3.8	(20.8)
Unrealized gain on marketable equity investment	—	—	—	—	—	40.5	—	40.5
Loss on early extinguishment of debt	—	—	(3.1)	—	—	—	—	(3.1)
Net (loss) income before income taxes	—	—	(27.0)	—	27.3	40.2	3.8	44.3
Income tax expense	—	—	—	—	(0.8)	—	—	(0.8)
Equity earnings (loss) related to investment in subsidiaries	39.8	0.4	66.8	—	—	—	(107.0)	—
Net income (loss)	39.8	0.4	39.8	—	26.5	40.2	(103.2)	43.5
Other comprehensive income	—	—	—	—	—	0.1	—	0.1
Comprehensive income (loss)	$39.8	$0.4	$39.8	$—	$26.5	$40.3	$(103.2)	$43.6

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

	Three Months Ended March 31, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue:
Lease and other revenues from customers	$—	$—	$—	$—	$133.3	$0.9	$—	$134.2
Metered power reimbursements	—	—	—	—	14.8	0.3	—	15.1
Revenue	—	—	—	—	148.1	1.2	—	149.3
Operating expenses:
Property operating expenses	—	—	—	—	51.7	0.6	—	52.3
Sales and marketing	—	—	—	—	4.9	—	—	4.9
General and administrative	—	—	—	—	15.8	—	—	15.8
Depreciation and amortization	—	—	—	—	55.3	0.4	—	55.7
Transaction, acquisition and other integration expenses	—	—	—	—	0.8	—	—	0.8
Total operating expenses	—	—	—	—	128.5	1.0	—	129.5
Operating income	—	—	—	—	19.6	0.2	—	19.8
Interest expense	—	—	(15.0)	—	—	(0.6)	2.0	(13.6)
Loss on early extinguishment of debt	—	—	(36.2)	—	—	—	—	(36.2)
Net (loss) income before income taxes	—	—	(51.2)	—	19.6	(0.4)	2.0	(30.0)
Income tax expense	—	—	—	—	(0.4)	—	—	(0.4)
Equity (loss) earnings related to investment in subsidiaries	(32.4)	(0.3)	18.8	—	(0.4)	—	14.3	—
Net (loss) income	(32.4)	(0.3)	(32.4)	—	18.8	(0.4)	16.3	(30.4)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—
Comprehensive (loss) income	$(32.4)	$(0.3)	$(32.4)	$—	$18.8	$(0.4)	$16.3	$(30.4)

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Net cash (used in) provided by operating activities	$—	$—	$(37.3)	$—	$77.4	$0.3	$3.8	$44.2
Cash flows from investing activities:
Capital expenditures - asset acquisitions, net of cash acquired	—	—	—	—	—	—	—	—
Capital expenditures - other development	—	—	—	—	(141.4)	—	(3.8)	(145.2)
Investment in subsidiaries	(142.9)	(1.4)	(143.4)	—	—	—	287.7	—
Return of investment	41.0	—	—	—	—	—	(41.0)	—
Intercompany borrowings	4.4	—	0.3	—	—	—	(4.7)	—
Net cash (used in) provided by investing activities	(97.5)	(1.4)	(143.1)	—	(141.4)	—	238.2	(145.2)
Cash flows from financing activities:
Issuance of common stock, net	142.9	—	—	—	—	—	—	142.9
Dividends paid	(41.0)	—	(41.0)	—	—	—	41.0	(41.0)
Intercompany borrowings	—	—	(4.4)	—	(0.3)	—	4.7	—
Proceeds from debt, net	—	—	985.6	—	—	—	—	985.6
Payments on debt	—	—	(902.7)	—	—	—	—	(902.7)
Payments on capital leases and lease financing arrangements	—	—	—	—	(2.2)	(0.4)	—	(2.6)
Tax payment upon exercise of equity awards	(4.4)	—	—	—	—	—	—	(4.4)
Contributions/distributions from parent	—	1.4	142.9	—	142.9	0.5	(287.7)	—
Net cash provided by (used in) financing activities	97.5	1.4	180.4	—	140.4	0.1	(242.0)	177.8
Net increase in cash, cash equivalents and restricted cash	—	—	—	—	76.4	0.4	—	76.8
Cash, cash equivalents and restricted cash at beginning of period	—	—	—	—	151.2	0.7	—	151.9
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—	$—	$227.6	$1.1	$—	$228.7

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

	Three Months Ended March 31, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Net cash (used in) provided by operating activities	$—	$—	$(16.0)	$—	$67.9	$1.3	$2.0	$55.2
Cash flows from investing activities:
Capital expenditures - asset acquisitions, net of cash acquired	—	—	—	—	(492.3)	—	—	(492.3)
Capital expenditures - other development	—	—	—	—	(180.5)	—	(2.0)	(182.5)
Investment in subsidiaries	(210.8)	(2.1)	(210.8)	—	—	—	423.7	—
Return of investment	32.4	—	—	—	—	—	(32.4)	—
Intercompany borrowings	6.2	—	(401.5)	—	—	—	395.3	—
Net cash (used in) provided by investing activities	(172.2)	(2.1)	(612.3)	—	(672.8)	—	784.6	(674.8)
Cash flows from financing activities:
Issuance of common stock, net	211.0	—	—	—	—	—	—	211.0
Dividends paid	(32.4)	—	(32.4)	—	—	—	32.4	(32.4)
Intercompany borrowings	—	—	(6.2)	—	401.5	—	(395.3)	—
Proceeds from debt, net	—	—	1,200.9	—	—	—	—	1,200.9
Payments on debt	—	—	(744.8)	—	—	—	—	(744.8)
Payments on capital leases and lease financing arrangements	—	—	—	—	(2.1)	(0.2)	—	(2.3)
Tax payment upon exercise of equity awards	(6.4)	—	—	—	—	—	—	(6.4)
Contributions/distributions from parent	—	2.1	210.8	—	210.8	—	(423.7)	—
Net cash provided by (used in) financing activities	172.2	2.1	628.3	—	610.2	(0.2)	(786.6)	626.0
Net increase in cash, cash equivalents and restricted cash	—	—	—	—	5.3	1.1	—	6.4
Cash, cash equivalents and restricted cash at beginning of period	—	—	—	—	13.4	1.2	—	14.6
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—	$—	$18.7	$2.3	$—	$21.0

13. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information for the three months ended March 31, 2018 and 2017 is summarized below (in millions):

	Three Months Ended March 31,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized of $5.1 million and $3.6 million in 2018 and 2017, respectively	$42.2	$18.3
Non-cash investing and financing activities:
Construction costs and other payables	89.0	174.3
Dividends payable	46.4	37.7
Real estate additions from entering into and modifying capital leases	6.6	—
Transfer of land held for future development to construction in progress	9.4	4.0
Transfer of construction in progress to gross operating real estate	178.7	305.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Report on Form 10-Q (this "Quarterly Report"), together with other statements and information publicly disseminated by our company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.
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
The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) loss of key customers; (ii) economic downturn, natural disaster or oversupply of data centers in the limited geographic areas that we serve; (iii) risks related to the development of our properties and our ability to successfully lease those properties; (iv) loss of access to key third-party service providers and suppliers; (v) risks of loss of power or cooling which may interrupt our services to our customers; (vi) inability to identify and complete acquisitions and operate acquired properties, including the Zenium acquisition; (vii) our failure to obtain necessary outside financing on favorable terms, or at all; (viii) restrictions in the instruments governing our indebtedness; (ix) risks related to environmental matters; (x) unknown or contingent liabilities related to our acquired properties; (xi) significant competition in our industry; (xii) loss of key personnel; (xiii) risks associated with real estate assets and the industry; (xiv) failure to maintain our status as a REIT or to comply with the highly technical and complex REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"); (xv) REIT distribution requirements could adversely affect our ability to execute our business plan; (xvi) insufficient cash available for distribution to stockholders; (xvii) future offerings of debt may adversely affect the market price of our common stock; (xviii) increases in market interest rates may drive potential investors to seek higher dividend yields and reduce demand for our common stock; (xix) market price and volume of stock could be volatile; (xx) our international activities are subject to special risks different from those faced by us in the United States; (xxi) any failure to comply with anti-corruption laws and regulations could have adverse effects on our business; (xxii) legislative or other actions relating to taxes could have a negative effect on us; and (xxiii) other factors affecting the real estate industry generally.
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the United States Securities and Exchange Commission, or SEC, pursuant to the Exchange Act. We discussed a number of material risks in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017. Those risks continue to be relevant to our performance and financial condition. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview
Our Company
We are a fully integrated, self-managed data center real estate investment trust ("REIT") that owns, operates and develops enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Our data centers are generally purpose-built facilities with redundant power and cooling. They are not network specific and enable customer connectivity to a range of telecommunication carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology ("IT") infrastructure for nearly 1,000 customers in 45 data centers and 2 recovery centers in 12 distinct markets (10 cities in the U.S., London and Singapore). We provide twenty-four hours-a-day, seven-days-a-week security guard monitoring with customizable security features.
We provide mission-critical data center real estate assets that protect and ensure the continued operation of IT infrastructure for our customers. Our goal is to be the preferred global data center provider to Fortune 1000, including the largest enterprises and providers of cloud services. As of March 31, 2018, our customers included approximately 200 of the Fortune 1000, or private or foreign enterprises of equivalent size, representing approximately 73% of our annualized rent as of March 31, 2018. Additionally, as of March 31, 2018, our top 10 customers represented approximately 42% of our annualized rent.

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

As a full-service provider of data center solutions, our primary revenue sources consist of colocation revenue from the lease of our data centers and services or products we provide to our customers including managed services, equipment sales, installation and other services. Colocation leases may include all or portions of a data center, where customers may also lease office space to support their colocation operations. Revenue is based on square footage and power usage. Managed services are generally provided pursuant to contracts ranging from one to five years and include monitoring computer equipment, managing backups and storage, utilization reporting and other related ancillary information technology services using our equipment. Equipment sales, where title transfers to the customer, typically consists of servers, switches, networking equipment, cable infrastructure, cabinets and other miscellaneous technology communication equipment. Other services are generally one-time services and include installation of customer equipment, including products we sell to our tenants, performing customer system reboots, server cabinet and cage management, power monitoring, shipping and receiving, resolving technical issues, and other hands-on service requested by the customer. Installation services include mounting, wiring, and testing of customer owned equipment. As of March 31, 2018, approximately 84% of total revenue was derived from colocation lease revenue, approximately 11% was derived from metered power reimbursements, approximately 2% from equipment sales and approximately 3% from all other services.

Our Portfolio

As of March 31, 2018, our property portfolio included 45 data centers and 2 recovery centers in 12 distinct markets (10 cities in the U.S., London and Singapore) collectively providing approximately 5.8 million net rentable square feet ("NRSF") and powered by approximately 567 megawatts of available critical load capacity. Since December 31, 2017, the NRSF has increased by 108,000 primarily due to expansions in Dallas of 50,000 NRSF, Northern Virginia of 50,000 NRSF, Raleigh-Durham of 4,000 NRSF and Phoenix of 4,000 NRSF.
We own 33 of the buildings in which our data center facilities are located. We lease the remaining 14 buildings, which account for approximately 11% of our total operating NRSF and 17% of our total annualized rent as of March 31, 2018. We also had approximately 1.0 million NRSF under development primarily consisting of approximately 132,000 NRSF related to colocation ("CSF") and approximately 744,000 NRSF related to powered shell. In addition, we have approximately 327 acres of land that are available for future data center development. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers.

Operational Overview

The following discussion provides an overview of the Company’s capital and financing activity, operations and transactions for the three months ended March 31, 2018 and should be read in conjunction with the full discussion of the Company’s operating results, liquidity, capital resources and risk factors included or incorporated by reference elsewhere in this Quarterly Report on Form 10-Q.

Capital and Financing Activity

During the first quarter of 2018, the Company entered into a new senior unsecured credit agreement ("$3.0 Billion Credit Facility"). The new agreement includes a $1.7 Billion Revolving Credit Facility with a maturity of March 2022 that includes a one-year extension option exercisable by the Company, subject to certain conditions. The agreement includes a 5-year term loan with commitments totaling $1.0 billion ("2023 Term Loan") and a $300 million 7-year term loan ("2025 Term Loan"). The 2023 Term Loan includes a delayed draw feature which allows the Company to draw $300 million in up to three tranches over a six-month period in multiple currencies. The $1.7 Billion Revolving Credit Facility has the option to borrow in non-USD currencies. The $3.0 Billion Credit Facility also includes an accordion feature providing for an aggregate increase in the revolving and term components to $4.0 billion, subject to certain conditions. As of March 31, 2018, the Company had $700 million and $300 million outstanding under the 2023 Term Loan and the 2025 Term Loan, respectively.

The Company used the proceeds of the $1.0 billion of borrowings under the $3.0 Billion Credit Facility made on March 29, 2018 to repay in full the Company’s prior credit facility in an amount of $900 million and expects to use a portion of the remaining liquidity, along with cash on hand, for further development of our data centers, including the acquisition of the Zenium portfolio, as further described below.

During the first quarter of 2018, the Company sold approximately 2.8 million shares of its common stock through its At-The-Market ("ATM") stock offering program. The sales generated net proceeds of approximately $142.9 million, net of sales commissions of $1.8 million. As of March 31, 2018, there was approximately $346.0 million in remaining capacity of the $500.0 million authorized under the ATM stock offering program. In addition, subsequent to March 31, 2018, approximately 180,000 shares at an average price of $51.08 settled by April 3, 2018.

Real Estate Acquisitions, Development and Other Activities

During the three months ended March 31, 2018, we had cash capital expenditures of $145.2 million, the majority of which related to the construction of data centers resulting in the addition of 82,000 CSF, contributing to our revenue increase in 2018. Our developments in progress are expected to add 132,000 of CSF during 2018.

On December 2, 2017, the Company announced the execution of a definitive agreement to purchase four data centers in London, U.K. and Frankfurt, Germany (the “Zenium Acquisition” and the “Zenium” portfolio).  The Company and the sellers have agreed to extend the Long Stop Date (as defined in the sale and purchase agreement relating to the Zenium Acquisition) for obtaining German regulatory approval to May 18, 2018, after which either party may terminate the agreement if regulatory approval has not been obtained.

Operations

Total revenue increased 32% compared to the first quarter of 2017, with approximately 60% of the increase related to new customers and growth from existing customers and approximately 20% of the increase from an acquisition which closed in the first quarter of 2017.

Our operating income (defined as total revenue less total operating expenses) for the three months ended March 31, 2018 increased $7.9 million, a 40% increase from our operating income for the three months ended March 31, 2017. The increase was driven by a higher increase in revenues of 32%, compared to a 30% increase in operating expenses, and an increase in gross margins of 14% for 2018, compared to 13% for 2017. Revenue increases were primarily due to the increased NRSF of approximately 25% as discussed above. Our CSF leased as of March 31, 2018 was 86%, compared to 88% as of March 31, 2017. Gross margin increases were primarily due to the revenue increases with no directly corresponding increase in operating expenses, primarily sales and marketing, and the portion of facility maintenance costs that are relatively fixed.

Interest expense increased due to higher outstanding debt and increases in floating interest rates. If we borrow additional debt in the future, we would expect such borrowings to result in additional interest expense related thereto in subsequent periods.

Our investment in marketable equity investment resulted in an unrealized gain of $40.5 million. We have not received any distributions related to the investment in GDS, and while we do not control GDS’s decisions with respect to dividend payments, we do not expect to receive any dividends from GDS in the foreseeable future. Accordingly, we do not expect this investment to be a significant factor in our cash flow from operations.

The early extinguishment of our prior credit facility resulted in a loss on early extinguishment of debt of $3.1 million. This charge primarily related to the write off of previously incurred deferred finance costs. We incurred $14.9 million of new deferred finance costs in connection with the new $3.0 Billion Credit Facility.

Results of Operations
Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017:

IN MILLIONS, except share and per share data
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	$ Change	% Change
Revenue:
Lease and other revenues from customers	$175.2	$134.2	$41.0	31%
Metered power reimbursements	21.4	15.1	6.3	42%
Revenue	196.6	149.3	47.3	32%
Operating expenses:
Property operating expenses	67.8	52.3	15.5	30%
Sales and marketing	5.3	4.9	0.4	8%
General and administrative	19.3	15.8	3.5	22%
Depreciation and amortization	74.6	55.7	18.9	34%
Transaction, acquisition and other integration expenses	1.9	0.8	1.1	138%
Total operating expenses	168.9	129.5	39.4	30%
Operating income	27.7	19.8	7.9	40%
Interest expense	(20.8)	(13.6)	(7.2)	53%
Unrealized gain on marketable equity investments	40.5	—	40.5	n/m
Loss on early extinguishment of debt	(3.1)	(36.2)	33.1	(91)%
Net income (loss) before income taxes	44.3	(30.0)	74.3	n/m
Income tax expense	(0.8)	(0.4)	(0.4)	100%
Net income (loss)	$43.5	$(30.4)	$73.9	n/m
Operating gross margin	14.1%	13.3%
Capital expenditures:
Asset acquisitions, net of cash acquired	$—	$492.3	$(492.3)	n/m
Other development	142.8	181.0	(38.2)	(21)%
Other development - recurring maintenance capital	2.4	1.5	0.9	60%
Total	$145.2	$674.8	$(529.6)	(78)%
Metrics information:
Colocation square feet(1)	3,348,000	2,477,000	871,000	35%
Leased rate(2)	86%	88%	(2)%	(2)%
(1) - We calculate CSF as the NRSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.
(2) - We calculate leased rate by dividing CSF under signed leases for colocation space (whether or not the lease has commenced billing) by total CSF.

The three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Revenue

For the three months ended March 31, 2018, revenue was $196.6 million, an increase of $47.3 million, or 32%, compared to $149.3 million for the corresponding period in 2017. The acquisition of the Sentinel Properties on February 28, 2017 (the "Sentinel Acquisition") resulted in an increase in revenue of $14.6 million for the three months ended March 31, 2018 as compared to $4.1 million for the corresponding prior year period. Metered power reimbursements increased $6.3 million, which includes $1.8 million from the Sentinel Acquisition. Leased CSF as of March 31, 2018 was 86% as compared to 88% as of March 31, 2017. The change primarily related to our increase in data centers in the lease-up stage, primarily properties in Dallas, Houston and Phoenix. Recurring rent churn was 0.5% for the three months ended March 31, 2018, as compared to 1.4% for the three months ended March 31, 2017. The Company calculates recurring rent churn as any reduction in recurring rent due to customer terminations, service reductions or net pricing decreases as a percentage of rent at the beginning of the period, excluding any impact from metered power reimbursements or other usage-based billing. Equipment sales for the three months ended March 31, 2018 were $4.3 million compared to $0.8 million for the corresponding period in 2017. The addition of new customers and growth from existing customers, net of churn and items mentioned above, resulted in increased revenue of $28.8 million for the three months ended March 31, 2018.

As of March 31, 2018, we had approximately 5,824,000 NRSF, an increase of approximately 1,179,000 NRSF from March 31, 2017. For two data centers in Dallas that we lease from third parties, representing 12,000 NRSF, the leases expire during 2018 and we do not intend to renew. The revenues from these data centers for the three months ended March 31, 2018 was $2.0 million and the operating expenses was $1.4 million. As we do not intend to renew the leases for these data centers, these operations will phase out beginning in the second quarter of 2018.

Our capacity at March 31, 2018 was approximately 3,348,000 CSF, which is an increase of 35% from March 31, 2017. We have a few data centers in the lease-up stage, and we refer to these as pre-stabilized properties. Excluding these properties, the leased rate for our stabilized portfolio was 92% as of March 31, 2018, as compared to 92% as of March 31, 2017.
Operating Expenses
Property operating expenses
For the three months ended March 31, 2018, property operating expenses were $67.8 million, an increase of $15.5 million, or 30%, compared to $52.3 million for the corresponding period in 2017. The Sentinel Acquisition resulted in an increase to property operating expenses of $3.9 million for the three months ended March 31, 2018 as compared to $1.1 million for the corresponding prior year period. Equipment cost of sales increased $2.9 million for the three months ended March 31, 2018, as compared to 2017, due to the increased sales noted above. Excluding the impact of the Sentinel Acquisition and equipment cost of sales, property operating expenses increased by $9.8 million. Electricity costs increased $5.7 million and payroll-related and other costs increased $1.5 million, primarily to support our additional CSF deployed.
General and administrative expenses
For the three months ended March 31, 2018, general and administrative expenses were $19.3 million, an increase of $3.5 million, compared to $15.8 million for the corresponding period in 2017. Employee-related costs increased by $1.9 million due to higher payroll and severance expense. The Company incurred $0.5 million related to implementing new accounting standards and investing in system implementations.
Depreciation and amortization expense
For the three months ended March 31, 2018, depreciation and amortization expense was $74.6 million, an increase of $18.9 million, or 34%, compared to $55.7 million for the corresponding period in 2017. The Sentinel Acquisition resulted in an increase in depreciation and amortization expense of $8.9 million for the three months ended March 31, 2018. The remainder of the increase was driven by assets that were placed in service after the first quarter of 2017. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties and expand our existing data center facilities.
Non-Operating Income and Expenses
Interest expense
For the three months ended March 31, 2018, interest expense was $20.8 million, an increase of $7.2 million, or 53%, as compared to $13.6 million for the corresponding period in 2017. The increase was primarily a result of the increase in the aggregate principal amount of senior notes outstanding from $474.8 million at the beginning of the three months ended March 31, 2017, to $1.2 billion during the three months ended March 31, 2018. The aggregate principal amount of senior notes increased to $800 million on March 17, 2017; however, with the increase the weighted average interest rate was lowered from 6.38% to 5.16%. We anticipate drawing on our $3.0 Billion Credit Facility to fund, in part, our new investments in data centers, including acquisitions. Accordingly, we anticipate our interest expense to increase in future periods. The increase in interest expense was partially offset by an increase in our capitalized interest from the prior corresponding period in 2017 of $1.5 million.
Unrealized gain on marketable equity investments
For the three months ended March 31, 2018, unrealized gain on marketable equity investments was $40.5 million, primarily due to the increase in the Company's equity investment in GDS as a result of an appreciation in GDS's share price from December 31, 2017.
Loss on early extinguishment of debt
For the three months ended March 31, 2018, loss on early extinguishment of debt was $3.1 million, primarily due to the Company's entering into a new senior unsecured credit agreement. Deferred financing costs related to lenders exiting the revolver and term loans were written off. For the three months ended March 31, 2017, loss on early extinguishment of debt was $36.2 million, primarily due to costs associated with the repurchase of the $474.8 million in aggregate face value of our 2022 Notes.
Significant Balance Sheet Fluctuations
The discussion below relates to significant fluctuations in certain line items of our condensed consolidated balance sheets from December 31, 2017 to March 31, 2018.
Total investment in real estate, net increased $59.8 million for the three months ended March 31, 2018. The increase was primarily due to continued development of data centers in Chicago, Northern Virginia, Dallas and Somerset less depreciation expense of $66.2 million.
Cash and cash equivalents increased $76.8 million for the three months ended March 31, 2018. The increase was primarily due to proceeds from the Company's ATM stock offering program and our new credit facility, partially offset by the payoff of the old credit facility, the payment of dividends and capital expenditures. We intend to use a portion of our cash for the planned Zenium Acquisition.
Long-term debt, net increased $88.9 million for the three months ended March 31, 2018. The increase was primarily due to proceeds from the Company's new credit facility which was used to retire the prior credit facility.
Accounts payable and accrued expenses decreased $31.2 million for the three months ended March 31, 2018. The decrease is primarily due to the timing of interest payments on the senior notes, payments of annual property taxes and payment of the year-end bonus. Interest on the senior notes is paid semi-annually while interest on the credit facility is paid monthly. Annual property taxes for many of our data centers are due in the first quarter of the year.
Additional paid in capital increased $142.4 million for the three months ended March 31, 2018. The increase was primarily due to proceeds from the Company's ATM stock offering program.

Key Performance Indicators - Non-GAAP Measurements

In addition to amounts presented in accordance with generally accepted accounting principles (“GAAP”), we also present certain supplemental non-GAAP performance measurements. These measurements should not be construed as being more important than comparable GAAP measurements. In compliance with SEC requirements, our non-GAAP measurements presented herein are reconciled to net income, the most directly comparable GAAP performance measurement. Neither the SEC nor any regulatory body has passed judgment on these non-GAAP measurements.

Funds from Operations and Normalized Funds from Operations

We use funds from operations ("FFO") and normalized funds from operations ("Normalized FFO"), which are non-GAAP financial measures commonly used in the REIT industry, as supplemental performance measures. We use FFO and Normalized FFO as supplemental performance measures because, when compared period over period, they capture trends in occupancy rates, rental rates and operating costs. We also believe that, as widely recognized measures of the performance of REITs, FFO and Normalized FFO are used by investors as a basis to evaluate REITs.

We calculate FFO as net income (loss) computed in accordance with GAAP before real estate depreciation and amortization and asset impairments and gain or loss on disposal. While it is consistent with the definition of FFO promulgated by the National

Association of Real Estate Investment Trusts ("NAREIT"), our computation of FFO may differ from the methodology for calculating FFO used by other REITs. Accordingly, our FFO may not be comparable to others.

We calculate Normalized FFO as FFO plus amortization of customer relationship intangibles, transaction, acquisition and other integration costs, legal claim costs, loss on early extinguishment of debt, unrealized loss (gain) on marketable equity investments, lease exit costs and other special items including new accounting standards and system implementation costs, and severance and management transition costs, as appropriate. Because the value of the customer relationship intangibles is inextricably connected to the real estate acquired, the Company believes the amortization of such intangibles and impairments of such intangibles is analogous to real estate depreciation and impairments; therefore, the Company adds the customer relationship intangible amortization and impairments back for similar treatment with real estate depreciation and impairments. The Company believes its Normalized FFO calculation provides a comparable measure to that used by others in the industry. Other REITs may not calculate Normalized FFO in the same manner. Accordingly, our Normalized FFO may not be comparable to others.

In addition, because FFO and Normalized FFO exclude real estate depreciation and amortization and real estate impairments, and capture neither the changes in the value of our properties that result from use or from market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations, the utility of FFO and Normalized FFO as measures of our performance is limited. Therefore, FFO and Normalized FFO should be considered only as supplements to net income (loss) presented in accordance with GAAP as measures of our performance. FFO and Normalized FFO should not be used as measures of our liquidity or as indicative of funds available to fund our cash needs, including our ability to make distributions. FFO and Normalized FFO also should not be used as supplements to or substitutes for cash flow from operating activities computed in accordance with GAAP.

On January 1, 2018, we adopted the new accounting standard with respect to revenue recognition, see “Note 2. Summary of Significant Accounting Policies” in our financial statements included on Form 10-Q for additional information. We have adopted the new standard using the modified retrospective transition method, where financial statement presentations prior to the date of adoption are not adjusted. Accordingly, all information related to periods prior to 2018 have not been adjusted, including non-GAAP measurements.

The following table reflects the computation and reconciliation to GAAP net income of FFO and Normalized FFO for the three months ended March 31, 2018 and March 31, 2017 (amounts in millions):

	Three Months Ended
	March 31,		Change
	2018	2017	$	%
Net income (loss)	$43.5	$(30.4)	$73.9	n/m
Adjustments:
Real estate depreciation and amortization	66.7	48.7	18.0	37%
Funds from Operations ("FFO") - NAREIT defined	$110.2	$18.3	$91.9	502%
Loss on early extinguishment of debt	3.1	36.2	(33.1)	(91)%
Unrealized gain on marketable equity securities	(40.5)	—	(40.5)	n/m
New accounting standards and system implementation costs	0.5	—	0.5	n/m
Amortization of customer relationship intangibles	6.1	5.2	0.9	17%
Transaction, acquisition and other integration expenses	1.9	0.8	1.1	138%
Severance and management transition costs	0.7	0.5	0.2	40%
Legal claim costs	0.2	0.2	—	n/m
Normalized Funds from Operations ("Normalized FFO")	$82.2	$61.2	$21.0	34%

Net Operating Income

We use Net Operating Income ("NOI"), which is a non-GAAP financial measure commonly used in the REIT industry, as a supplemental performance measure. We use NOI as a supplemental performance measure because, when compared period over period, it captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, NOI is used by investors as a basis to evaluate REITs.

We calculate NOI as revenue less property operating expenses, each of which are presented in the accompanying consolidated statements of operations. Amortization of deferred leasing costs is presented in depreciation and amortization, which is excluded from NOI. Marketing and advertising costs are not property-specific, rather these costs support our entire portfolio. As a result, we have excluded these marketing and advertising costs from our NOI calculation, consistent with the treatment of general and administrative costs, which also support our entire portfolio. However, the utility of NOI as a measure of our performance is limited. Other REITs may not calculate NOI in the same manner. Accordingly, our NOI may not be comparable to others. Therefore, NOI should be considered only as a supplement to revenue and to net income (loss) presented in accordance with GAAP as a measure of our performance. NOI should not be used as a measure of our liquidity or as indicative of funds available to fund our cash needs, including our ability to make distributions. NOI also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

The following table reflects the computation of NOI and Net Income (Loss) for the three months ended March 31, 2018 and March 31, 2017 (amounts in millions):

	Three Months Ended
	March 31,		Change
	2018	2017	$	%
Net Income (Loss)	$43.5	$(30.4)	$73.9	(243)%
Sales and marketing	5.3	4.9	0.4	8%
General and administrative	19.3	15.8	3.5	22%
Depreciation and amortization	74.6	55.7	18.9	34%
Transaction, acquisition and other integration expenses	1.9	0.8	1.1	138%
Interest expense	20.8	13.6	7.2	53%
Unrealized gain on marketable equity securities	(40.5)	—	(40.5)	n/m
Loss on early extinguishment of debt	3.1	36.2	(33.1)	(91)%
Income tax expense	0.8	0.4	0.4	100%
Net Operating Income	$128.8	$97.0	$31.8	33%

Financial Condition, Liquidity and Capital Resources
Short-term Liquidity

Our short-term liquidity requirements primarily consist of operating, sales and marketing, and general and administrative expenses, dividend payments and recurring capital expenditures for our data center properties. We generally expect to meet these requirements from our cash flow from operations, cash balances and availability under our $3.0 Billion Credit Facility. For the three months ended March 31, 2018, our cash provided by operating activities was $44.2 million. This was in excess of our dividend payment for the first quarter of 2018 of $41.0 million. We expect our operating cash flow to continue to trend in excess of our dividend payment, as first quarter operations have larger one-time payments, and we expect our annual cash flow run rate to increase from our recent investments in data centers.
Long-term Liquidity

Our long-term liquidity requirements primarily consist of our capital expenditures for the development and acquisition of our data centers. For the three months ended March 31, 2018, our cash capital expenditures were $145.2 million. Our capital expenditures are primarily discretionary, excluding leases under contract, and have been utilized to expand our existing data center properties, acquire or construct new facilities, or both. We intend to continue to pursue additional growth opportunities and are prepared to commit additional resources to support this growth. We expect our total estimated capital expenditures, excluding the purchase of Zenium, for 2018 to be between $850 million and $900 million. We expect to meet our long-term liquidity requirements with cash flows from our operations, issuances of debt and equity securities, and borrowings under our Revolving Credit Facility.

Available capacity under the $3.0 Billion Credit Facility as of March 31, 2018, was $2.0 billion, which included $1.7 billion under the Revolving Credit Facility and $300.0 million in unused commitments on the term loan portion. Total liquidity as of March 31, 2018 was approximately $2.2 billion, which included availability of $2.0 billion under the $3.0 Billion Credit Facility and cash and cash equivalents of $228.7 million.

For the three months ended March 31, 2018, the Company sold approximately 2.8 million shares of its common stock under the ATM stock offering program, generating net proceeds of approximately $142.9 million after giving effect to sales agent commissions of $1.8 million. As of March 31, 2018, of the $500.0 million authorized under the ATM stock offering program, there was approximately $346.0 million in remaining capacity. In addition, subsequent to March 31, 2018, approximately 180,000 shares at an average price of $51.08 settled by April 3, 2018.
Cash Flows
Comparison of Three Months Ended March 31, 2018 and March 31, 2017

Cash provided by operating activities for the three months ended March 31, 2018 was $44.2 million compared to $55.2 million for the three months ended March 31, 2017, a decrease of $11.0 million. The decrease was primarily driven by the timing of interest payments on the senior notes of $30.9 million and to a lesser extent, payments of annual property taxes and payment of our year-end bonus.

Cash used in investing activities for the three months ended March 31, 2018 was $145.2 million compared to $674.8 million for the three months ended March 31, 2017. Substantially all of our investing activity for both periods was related to our development and acquisition activities. Our capital expenditures for 2018 included the continued development in key markets, primarily Chicago, Northern Virginia, Dallas and Somerset. Capital expenditures for 2017 included the purchase of the Sentinel Properties for $492.3 million and $182.5 million related primarily to development projects underway in Northern Virginia, Phoenix, Dallas, Chicago, San Antonio and Cincinnati.

Cash provided by financing activities for the three months ended March 31, 2018 was $177.8 million compared to $626.0 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, cash provided by financing activities was due to net proceeds from the issuance of common stock of $142.9 million, $68.1 million less than the prior period in 2017, and net proceeds from the issuance of debt of $82.9 million, $373.2 million less than the prior period in 2017. Other cash used in financing activities during the three months ended March 31, 2018 primarily related to dividends paid to stockholders of $41.0 million compared to $32.4 million in 2017. Our board of directors increased our dividend rate from $0.38 per share to $0.42 per share effective in the first quarter of 2017 and increased our dividend to $0.46 per share effective in the first quarter of 2018.
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

Also as a part of our normal course of business we procure certain data center equipment (generally generators and power distribution units) and utility power under purchase commitments, where we would be required to purchase certain minimum volumes. In general, we expect to manage these contracts such that the committed volume levels are below our current requirements and at prices that are below current spot market prices. However, if our requirements were to decrease, we could be obligated to complete the remaining minimum purchase commitments, holding the excess equipment for future development or disposing at then current prices. As of March 31, 2018, our aggregate commitments under these contracts is approximately $45 million.
We lease data center facilities and equipment from third parties. Operating lease expense for the three months ended March 31, 2018 was $2.2 million. Future lease payments remaining under these operating leases as of March 31, 2018 is approximately $16.7 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure to interest rate risk, arising from variable-rate borrowings under our new senior unsecured credit agreement and our fixed-rate long-term debt.
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve the financing objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available. With regard to variable rate financing, we manage interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows.
As of March 31, 2018, we had approximately $1.2 billion of contractually outstanding consolidated debt at a weighted average fixed interest rate of approximately 5.16% and $1.0 billion of amounts outstanding under credit facilities with a weighted average variable interest rate of monthly LIBOR plus 1.49%.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments are traded or are otherwise terminated prior to maturity. However, interest rate changes will affect the fair value of our fixed rate instruments.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. We are exposed to interest rate changes primarily as a result of our variable rate debt we incur on our senior unsecured credit agreement and our consolidated cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures as of March 31, 2018 (amounts in millions, where positive amounts reflect an increase in net income and bracketed amounts reflect a decrease in net income):

	2.0%	1.5%	1.0%	0.5%
Variable rate credit facilities expense	$(20.0)	$(15.0)	$(10.0)	$(5.0)

There is no assurance that we would realize such income or expense as such changes in interest rates could alter our asset or liability positions or strategies in response to such changes. Also, where variable rate debt is used to finance development projects, the cost of the development is also impacted. If these costs exceed budgeted interest reserves, we may be required to fund the excess out of other capital sources. The table above reflects interest expense prior to any adjustments for capitalized interest related to developments.
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a description of the Company’s market risks. There were no material changes for the period ended March 31, 2018.

Foreign Currency Risk

As of March 31, 2018, our exposure to foreign currency is not significant. For the three months ended March 31, 2018 our foreign currency translation adjustment included within stockholders’ equity was $0.1 million.

Upon the expected closing of the Zenium Acquisition, our exposure to foreign currency is expected to increase, primarily related to British pound sterling and Eurodollar. While the purchase price for Zenium is denominated in U.S. dollars, we expect that future investments and expenditures relating to the Zenium portfolio and its operations will be incurred in their functional currency. One of the ways we may mitigate future investment and operational foreign currency exposure could be by borrowing under our $3.0 Billion Credit Facility in the particular foreign currency, subject to availability and applicable borrowing conditions. However, we would expect to incur foreign currency transaction gains and losses, which would impact our consolidated net income, and translation of financial statements from the foreign functional currency to U.S. dollars, which would be included in other comprehensive income or loss and stockholders’ equity. Historically, we have not entered into foreign currency hedges, but if our international investments increase, we may consider entering into foreign currency hedges in the future.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2018. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, from time to time we are subject to claims and administrative proceedings. We do not believe any currently outstanding matters would have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations, liquidity and cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 22, 2018, which is accessible on the SEC’s website at www.sec.gov, except as noted below.

We may incur significant costs complying with other regulations.

Our properties are subject to various federal, state and local regulations, such as state and local fire and life safety regulations. Similarly, new regulations such as the EU General Data Protection Regulation (GDPR) may have significant impact on our operations, particularly following the expected closing of the Zenium acquisition. If we fail to comply with these various regulations, we may be required to pay fines or private damage awards. We do not know whether existing regulations will change or whether future regulations will require us to make significant unanticipated expenditures that may adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2018, the Company had no unregistered sales of equity securities or purchases of its common stock.

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

10.1
Form of 2018 Sales Agreement, dated February 27, 2018, by and among CyrusOne Inc., CyrusOne GP, CyrusOne LP and each of Barclays Capital Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, Jefferies LLC, KeyBanc Capital Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Stifel, Nicolaus & Company, Incorporated and SunTrust Robinson Humphrey, Inc. (Incorporated by reference to Exhibit 1.1 of Form 8-K, filed by the Registrant on February 27, 2018 (Registration No. 001-35789)).

10.2
Credit Agreement, dated as of March 29, 2018, among CyrusOne LP, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, KeyBank National Association, as syndication agent, and JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc., Barclays Bank PLC, RBC Capital Markets, LLC and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on April 4, 2018 (Registration No. 001-35789))

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 2nd day of May, 2018.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President and Chief Executive Officer

By:	/s/ Diane M. Morefield
Diane M. Morefield
Executive Vice President and Chief Financial Officer

By:	/s/ Howard S. Garfield
Howard S. Garfield
Senior Vice President and Chief Accounting Officer