Form 10-Q
period 2018-06-30
CyrusOne Inc.
filed 2018-08-02
CIK 1553023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
Yes  ☐    No  ☒
There were 99,115,002 shares of common stock outstanding as of July 25, 2018 with a par value of $0.01 per share.

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
As of June 30, 2018, the total number of outstanding shares of our common stock was approximately 99.1 million. CyrusOne Inc., directly or indirectly, owns all the operating partnership units of CyrusOne LP. As the direct or indirect owner of all the operating partnership units of CyrusOne LP and as sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP, CyrusOne Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CyrusOne Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Investment in real estate:
Land	$107.4	$104.6
Buildings and improvements	1,461.1	1,371.4
Equipment	2,050.3	1,813.9
Gross operating real estate	3,618.8	3,289.9
Less accumulated depreciation	(900.3)	(782.4)
Net operating real estate	2,718.5	2,507.5
Construction in progress, including land under development	452.6	487.1
Land held for future development	74.2	63.8
Total investment in real estate, net	3,245.3	3,058.4
Cash and cash equivalents	116.2	151.9
Rent and other receivables (net of allowance for doubtful accounts of $1.9 and $2.1 as of June 30, 2018 and December 31, 2017, respectively)	87.7	87.2
Equity investment	318.8	175.6
Goodwill	455.1	455.1
Intangible assets (net of accumulated amortization of $148.6 and $136.1 as of June 30, 2018 and December 31, 2017, respectively)	190.5	203.0
Other assets	215.1	180.9
Total assets	$4,628.7	$4,312.1
Liabilities and equity
Debt, net	$2,179.5	$2,089.4
Capital lease obligations and lease financing arrangements	142.7	142.0
Construction costs payable	113.3	115.5
Accounts payable and accrued expenses	91.4	97.9
Dividends payable	46.5	41.8
Deferred revenue and prepaid rents	127.1	111.6
Total liabilities	2,700.5	2,598.2
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 99,114,112 and 96,137,874 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1.0	1.0
Additional paid in capital	2,281.5	2,125.6
Accumulated deficit	(353.0)	(486.9)
Accumulated other comprehensive income (loss)	(1.3)	74.2
Total stockholders’ equity	1,928.2	1,713.9
Total liabilities and equity	$4,628.7	$4,312.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Lease and other revenues from customers	$172.4	$151.1	$347.6	$285.3
Metered power reimbursements	24.5	15.8	45.9	30.9
Revenue	196.9	166.9	393.5	316.2
Operating expenses:
Property operating expenses	68.9	59.6	136.7	111.9
Sales and marketing	4.4	4.3	9.7	9.2
General and administrative	18.6	17.3	37.9	33.1
Depreciation and amortization	77.6	63.7	152.2	119.4
Transaction, acquisition, integration and other related expenses	0.4	1.7	2.3	2.5
Asset impairments	—	3.6	—	3.6
Total operating expenses	169.9	150.2	338.8	279.7
Operating income	27.0	16.7	54.7	36.5
Interest expense	(22.8)	(16.5)	(43.6)	(30.1)
Unrealized gain on marketable equity investment	102.7	—	143.2	—
Loss on early extinguishment of debt	—	(0.3)	(3.1)	(36.5)
Net income (loss) before income taxes	106.9	(0.1)	151.2	(30.1)
Income tax expense	(1.0)	(0.7)	(1.8)	(1.1)
Net income (loss)	$105.9	$(0.8)	$149.4	$(31.2)
Weighted average number of common shares outstanding - basic	98.6	88.1	97.3	86.0
Weighted average number of common shares outstanding - diluted	99.4	88.1	98.1	86.0
Income (loss) per share - basic	$1.07	$(0.01)	$1.53	$(0.37)
Income (loss) per share - diluted	$1.06	$(0.01)	$1.52	$(0.37)
Dividends declared per share	$0.46	$0.42	$0.92	$0.84

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$105.9	$(0.8)	$149.4	$(31.2)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	0.1	0.1	0.1
Comprehensive income (loss)	$105.9	$(0.7)	$149.5	$(31.1)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(unaudited)

	Stockholders' Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance January 1, 2017	83.5	$0.8	$1,412.3	$(249.8)	$(1.3)	$1,162.0
Net loss	—	—	—	(31.2)	—	(31.2)
Stock-based compensation expense	(0.1)	—	7.7	—	—	7.7
Tax payment upon exercise of equity awards	(0.1)	—	(6.6)	—	—	(6.6)
Issuance of common stock, net	8.0	0.1	408.5	—	—	408.6
Foreign currency translation adjustment	—	—	—	—	0.1	0.1
Dividends declared, $0.84 per share	—	—	—	(74.7)	—	(74.7)
Balance at June 30, 2017	91.3	$0.9	$1,821.9	$(355.7)	$(1.2)	$1,465.9

Balance at January 1, 2018	96.1	$1.0	$2,125.6	$(486.9)	$74.2	$1,713.9
Adoption of accounting standards:
Revenue recognition, cumulative modified retrospective	—	—	—	0.3	—	0.3
Financial instruments (equity investment), cumulative adjustment	—	—	—	75.6	(75.6)	—
Issuance of common stock, net	3.0	—	152.2	—	—	152.2
Net income	—	—	—	149.4	—	149.4
Stock-based compensation expense	—	—	8.4	—	—	8.4
Tax payment upon exercise of equity awards	—	—	(4.7)	—	—	(4.7)
Foreign currency translation adjustment	—	—	—	—	0.1	0.1
Dividends declared, $0.92 per share	—	—	—	(91.4)	—	(91.4)
Balance at June 30, 2018	99.1	$1.0	$2,281.5	$(353.0)	$(1.3)	$1,928.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$149.4	$(31.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	152.2	119.4
Interest expense amortization, net	1.8	2.2
Stock-based compensation expense	8.4	7.7
Provision for bad debt expense	0.4	0.3
Unrealized gain on marketable equity investment	(143.2)	—
Loss on early extinguishment of debt	3.1	36.5
Asset impairments	—	3.6
Other	—	0.2
Change in operating assets and liabilities:
Rent and other receivables, net and other assets	(36.8)	(41.3)
Accounts payable and accrued expenses	(3.1)	5.2
Deferred revenue and prepaid rents	16.3	18.9
Net cash provided by operating activities	148.5	121.5
Cash flows from investing activities:
Asset acquisitions, primarily real estate, net of cash acquired	—	(492.3)
Investment in real estate	(322.7)	(485.0)
Net cash used in investing activities	(322.7)	(977.3)
Cash flows from financing activities:
Issuance of common stock, net	152.2	408.6
Dividends paid	(86.6)	(69.1)
Proceeds from debt, net	985.4	1,766.0
Payments on debt	(902.7)	(1,212.1)
Payments on capital lease obligations and lease financing arrangements	(5.1)	(4.8)
Tax payment upon exercise of equity awards	(4.7)	(6.6)
Net cash provided by financing activities	138.5	882.0
Net increase (decrease) in cash, cash equivalents and restricted cash	(35.7)	26.2
Cash, cash equivalents and restricted cash at beginning of period	151.9	14.6
Cash, cash equivalents and restricted cash at end of period	$116.2	$40.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

1. Description of Business

CyrusOne Inc., together with CyrusOne GP (the "General Partner"), a wholly-owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. wholly owns CyrusOne LP (the "Operating Partnership") and the subsidiaries of the Operating Partnership (collectively, “CyrusOne”, “we”, “us”, “our”, and the “Company”) is an owner, operator and developer of enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Our customers operate in a number of industries, including information technology, financial services, energy, oil and gas, mining, medical and consumer goods and services. We currently operate 43 data centers and two recovery centers located in the United States, United Kingdom and Singapore.
On January 24, 2013, the Company completed its initial public offering (the "IPO") of common stock and its common stock currently trades on the NASDAQ Exchange. As of June 30, 2018, all of the issued and outstanding Operating Partnership units of CyrusOne LP are owned, directly or indirectly, by the Company.
We have elected to be taxed, and currently qualify, as a real estate investment trust ("REIT") for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of June 30, 2018, we believe we are in compliance with all applicable REIT requirements.

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
Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our condensed consolidated financial statements as of June 30, 2018 and 2017, and for the three and six months ended June 30, 2018 and 2017. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2017. All amounts reflected are in millions except share and per share data.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and any consolidated variable interest entities. All inter-company balances and transactions have been eliminated in consolidation.
Investment in Real Estate
Investment in real estate consists of land, buildings, improvements and equipment utilized in our data center operations and land held for future development. Additions and improvements which extend an asset’s useful life or increase its functionality are capitalized and depreciated over the asset’s remaining life. Maintenance and repairs are expensed as incurred.
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

Impairment of Real Estate Related Assets

If events or circumstances indicate that the carrying amount of the real estate investment, including leased real estate investments, may not be recoverable, we make an assessment of the recoverability of the asset, usually at the individual property level, by comparing the carrying amount of the asset to our estimate of the aggregate undiscounted future operating cash flows expected to be generated over the holding period of the asset including its eventual disposition.  If the carrying amount, including related real estate intangible assets, exceeds the aggregate undiscounted future operating cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset. We did not record any impairment losses for the three and six months ended June 30, 2018 and recorded impairment losses of $3.6 million related to our leased data center facility in Singapore for the three and six months ended June 30, 2017.
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

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

amounts to be paid pursuant to the in-place leases and (2) estimates of current market lease rates for the corresponding in-place leases, measured over a period equal to (i) the remaining non-cancellable lease term for above-market leases, or (ii) the remaining non-cancellable lease term plus any fixed rate renewal options for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or liabilities and amortize them as an adjustment to revenue over the lease term. Due to the heavily negotiated terms of data center leases and their relative shorter-term maturity, the value of above-market or below-market in-place leases generally does not represent a significant portion of the fair value of the related real estate acquired.

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
Equity Investment

Our equity investment, which does not qualify for equity method accounting, is classified as “available for sale” and is carried at fair value. Effective beginning January 1, 2018, changes in the fair value are reported as a component of net income (loss). Prior to January 1, 2018, such changes in fair value were reported as a component of comprehensive income (loss). See “Recently Adopted Accounting Pronouncements” section below. Dividends paid from operating profits are reported as a component of net income (loss), while other dividends are reported as a return of capital.

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
Deferred Leasing and Other Contract Costs
Deferred leasing costs include leasing commissions to third party brokers, incremental commissions to employees and external and internal legal costs, which are capitalized and amortized over the term of the customer lease. Deferred leasing costs are presented in other assets and amortization of deferred leasing costs is presented in depreciation and amortization expense. If a lease terminates prior to the expiration of the lease, the remaining unamortized cost is written off to amortization expense. Incremental commission costs paid in obtaining managed service contracts are amortized based on the transfer of goods or services to which the costs relate. The amortization expense is recognized over the contract term.
Deferred Financing Costs
Deferred financing costs include legal and bank issuance costs incurred in connection with issuance of debt, including costs associated with the issuance of our credit facility, and are presented as a direct reduction from the carrying amount of debt. These financing costs are deferred and amortized to expense over the term of the debt and are included as a component of interest expense. When debt is paid prior to its scheduled maturity date or the underlying terms are materially modified, the remaining carrying value of deferred finance costs, along with certain other payments to lenders, is included in loss on early extinguishment of debt.

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Revenue Recognition

We adopted the new revenue recognition standard effective January 1, 2018. The information in this section describes our current revenue recognition policies. See the section below “Recently Adopted Accounting Pronouncements” for additional information related to the adoption.

Our revenue primarily consists of colocation lease revenue, metered power reimbursements, managed services, equipment sales, and other services. We generally are not entitled to reimbursements for real estate taxes, insurance or other operating expenses. The colocation lease revenue and metered power reimbursements are recognized under the lease accounting standard and managed services, equipment sales, installations, and other services are recognized under the revenue accounting standard. Payment terms generally range from 30 to 120 days. An allowance for doubtful accounts is recognized when the collection of contractual rent, straight-line rent or customer reimbursements is deemed to be unlikely.

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

Managed Services

Managed services include the provisioning of a full-service managed data center, monitoring customer computer equipment, managing backups and storage, utilization reporting and other related ancillary information technology services. Management service contracts generally range from one to five years. Revenue is measured based on the consideration specified in the contract and recognized over time as we satisfy the performance obligation.

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

As allowed under GAAP, we have adopted the practical expedient that allows us not to disclose information about remaining performance obligations that have original expected durations of one year or less, the amount of the transaction price allocated to the remaining performance obligations and when we expect to recognize that amount as revenue for the year. We have also adopted the “as invoiced” practical expedient, whereby the Company recognizes revenue in the amount that directly corresponds to the amount of value transferred to the customer.
Transaction, Acquisition, Integration and Other Related Expenses
Transaction expenses represent incremental legal, accounting and professional fees incurred in connection with business combinations and the non-recurring, incremental expenses incurred after a business combination or asset acquisition. These expenditures are expensed as incurred and do not include any recurring costs from our ongoing operations.
Income Taxes
We have elected to be taxed as a REIT under the Code and have qualified as a REIT since the year ended December 31, 2013. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax at the corporate level, however, we are still subject to foreign, state and local income taxes in the locations in which we conduct business. We intend to operate in such a manner as to continue to qualify as a REIT, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT. Since the year ended December 31, 2013, we have conducted certain non-REIT activities through taxable REIT subsidiaries (each, a "TRS"). Income recognized by our TRSs is subject to applicable federal, foreign, state, and local income and margin taxes. We have no significant taxes associated with our TRSs for the periods ended June 30, 2018 or 2017.
We have evaluated the current and deferred income tax related to taxes with respect to which we do not have a REIT exemption, and we have no significant tax liability or benefit as of June 30, 2018 or December 31, 2017.
We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of June 30, 2018, we had no significant uncertain tax positions.
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

Income (Loss) Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period excluding any unvested securities or unexercised options. Diluted earnings per share is calculated by adjusting basic earnings per share for the dilutive effect of the assumed exercise of securities and options, including the effect of shares issuable under our stock-based incentive plans. Our unvested share-based awards are considered participating securities and are reflected in the calculation of diluted earnings per share. During periods of net loss, the assumed exercise of securities and options is anti-dilutive and is not included in the calculation of earnings per share. For the three and six months ended June 30, 2017, any common stock equivalents were anti-dilutive.

Business Segments

Our data centers have similar economic characteristics and customers across all geographic locations, and our service offerings and delivery of services are provided in a similar manner, using the same types of facilities and similar technologies. Our chief

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

operating decision maker, the Company's Chief Executive Officer, reviews our financial information on an aggregate basis. As a result, we have concluded that we have one reportable business segment. One customer, Microsoft Corporation, a Fortune 500 company, represented approximately 19% and 18% of our revenue for the six months ended June 30, 2018 and 2017, respectively.
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

•	Equity investment is classified in a separate asset account and was previously included in other assets ($175.6 million).

Statement of Cash Flows for the period ended June 30, 2017

•
The cash flow effect of the change in interest accrual is classified within accounts payable and accrued expenses. These items were previously combined with non-cash interest expense, net in the comparable prior year period ($8.5 million).

•
Debt issuance and debt extinguishment costs are classified within proceeds from debt, net. These items were previously included in separate lines, debt issuance costs ($13.6 million) and payment of debt extinguishment costs ($30.4 million), in the comparable prior year period.

Recently Adopted Accounting Pronouncements

On January 1, 2018, we adopted the Financial Accounting Standards Board ("FASB") pronouncement ASU 2014-09 with respect to revenue recognition. The revised guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded prior revenue recognition guidance, including industry-specific revenue guidance.  The revised guidance replaced most existing revenue and real estate sale recognition guidance in GAAP. The standard specifically excludes lease contracts, which is our primary recurring revenue source; however, our revenue accounting for managed services and sales of real estate and equipment will follow the revised guidance. We adopted the new standard using the modified retrospective transition method, where financial statement presentations prior to the date of adoption are not adjusted. Transactions that were not closed as of the adoption date were adjusted to reflect the new standard and we recorded an adjustment to beginning retained earnings of $0.3 million. See Note 3 "Revenue Recognition" for further information regarding the adoption of the new accounting standard, including expanded quantitative and qualitative disclosures regarding revenue recognition.

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

On January 1, 2018, we adopted ASU 2016-01 related to equity investments. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value now recognized in net income. Previously changes in fair value for available for sale equity investments were recorded in other comprehensive income (loss). The adoption of the new standard was made through a cumulative-effect adjustment to beginning retained earnings of $75.6 million. Prior financial statement amounts were not adjusted. For the three and six months ended June 30, 2018, we recorded an unrealized gain of $102.7 million and $143.2 million, respectively, in our consolidated statement of operations.

New Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under this ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The Company accounts for its share-based payments to our board of director members in the same manner as employees. Other than to our board of director members, the Company does not award share-based payments to any other nonemployees. The guidance is effective for periods beginning after December 15, 2018. Early adoption is allowed.

In February 2016, the FASB issued ASU 2016-02, regarding the accounting for leases for both lessees and lessors. In July 2018, ASU 2016-02 was amended, providing another transition method by allowing companies to initially apply the new lease standard in the year of adoption and not the earliest comparative period. The lease standard amendment also provided a practical expedient for an accounting policy election for lessors, by class of underlying asset, to not separate nonlease components from the associated lease components, similar to the practical expedient provided for lessees. The lessor practical expedient is only available if the timing and pattern of transfer are the same for the nonlease and lease components and the lease components, if accounted for separately, would be classified as an operating lease.

Lessees will need to recognize on their balance sheet a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, adjusted for any initial direct costs of the lease, lease incentives or early lease payments, where applicable. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line rent expense (similar to current operating leases) while finance leases will result in interest and amortization expense (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. The new standard may be adopted using a modified retrospective transition and provides for certain practical expedients. We are evaluating the impact of ASU 2016-02 on our consolidated financial statements, where we believe the primary impact as a lessee will relate to leases where we are deemed to be the accounting owner of leasehold improvement.

Regarding lessor accounting, under current lessor accounting, a real estate lease could only be a sales-type lease if ownership of the real estate was transferred to the lessee. With the adoption of ASU 2016-02, there will no longer be an exclusion for real estate leases, where the same classification guidance applies as with all other leases. We are currently evaluating how this guidance would apply to lessor classification. If, as lessor, our real estate leases would be classified as sales-type leases, the real estate asset would be eliminated, a net investment asset would be recognized generally equal to the present value of the minimum lease payments plus the unguaranteed residual value and a selling profit or loss recorded. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is primarily consistent with the Company’s existing policies.

In light of the recently issued lease standard amendment and the new practical expedients, we continue to evaluate the impact of the new leasing standard. We plan to adopt the new standard January 1, 2019.

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

In June 2016, the FASB issued ASU 2016-13 providing guidance which requires certain financial assets to be presented at the net amount expected to be collected. The guidance affects entities holding financial assets and net investment in leases that are not

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

accounted for at fair value through net income. The guidance will apply to our trade receivables, notes receivable, net investments in leases and any other future financial assets that have the contractual right to receive cash that we may acquire in the future. The guidance is effective for periods beginning for us January 1, 2020. Early adoption is permitted. We are currently evaluating the full impact of the new standard.

3. Revenue Recognition

We have consistently applied our revenue accounting policies to all periods presented in these consolidated financial statements except for customer equipment installation services. Beginning with our adoption of revenue recognition in ASU 2014-09 on January 1, 2018 (see Note 2, "Revenue Recognition" and "Recently Adopted Accounting Pronouncements"), revenue from the installation of customer equipment is recognized at a point-in-time as the Company performs the service. The asset being enhanced or installed belongs to the customer, and the benefits of the installation service are being consumed at the completion of the service. Prior to the adoption of the new revenue recognition standard, the revenue from these transactions was deferred over the contract term. The deferred revenue liability balance related to completed installations, less any associated deferred costs, as of the date of adoption, calculated on a cumulative modified retrospective basis was $0.3 million and has been included in the cumulative effective adjustment to opening retained earnings.

There was no material impact to the consolidated financial statements due to the change in accounting policies upon adoption, including relating to customer equipment installation revenue for the three and six months ended June 30, 2018.
Disaggregation of Revenue

For the three and six months ended June 30, 2018, revenue disaggregated by primary revenue stream is as follows (in millions).

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Other revenues from customers
Managed services	$3.2	$6.4
Equipment sales	0.8	5.1
Other services	2.8	5.1
Total other revenues from customers	6.8	16.6
Colocation lease revenue	165.6	331.0
Metered power reimbursements	24.5	45.9
Revenue	$196.9	$393.5

Substantially all other revenues from customers, as presented in the table above, were generated from operations in the United States.

The balances and activities related to revenues from customers for accounts receivable, contract assets and contract liabilities are not material at June 30, 2018.

4. Investment in Real Estate

Acquisitions of Real Estate
On December 21, 2017, the Company announced the execution of a definitive agreement to purchase Zenium Data Centers ("Zenium"), a leading hyperscale data center provider in Europe with five total properties, three in London, England (including two operating data centers and one under construction and in lease up) and two operating data centers in Frankfurt, Germany. The Company and the sellers have agreed to extend the Long Stop Date (as defined in the sale and purchase agreement relating to the transaction) for obtaining German regulatory approval to August 10, 2018, after which either party may terminate the agreement if regulatory approval has not been obtained. The Company expects to fund the Zenium purchase with cash on hand and credit facility draws.
On February 28, 2017, we acquired two data centers located in Raleigh-Durham, North Carolina and Somerset, New Jersey from Sentinel Data Centers which was accounted for as an asset acquisition (the "Sentinel Properties"). The Company paid aggregate

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

cash consideration of approximately $492.3 million, including related acquisition and closing costs. The two properties consist of approximately 160,000 colocation square feet and approximately 21 megawatts of power capacity.
Real Estate Investments and Intangibles and Related Depreciation and Amortization

As of June 30, 2018 and December 31, 2017, major components of our real estate investments and intangibles and related accumulated depreciation and amortization are as follows (in millions):

	June 30, 2018					December 31, 2017
	Investment in Real Estate		Intangibles			Investment in Real Estate		Intangibles
	Buildings and Improvements	Equipment	Customer Relationships	In Place Leases	Other Contractual	Buildings and Improvements	Equipment	Customer Relationships	In Place Leases	Other Contractual
Cost	$1,461.1	$2,050.3	$247.1	$75.9	$16.1	$1,371.4	$1,813.9	$247.1	$75.9	$16.1
Less: accumulated depreciation and amortization	(442.0)	(458.3)	(130.5)	(11.3)	(6.8)	(418.2)	(364.2)	(123.0)	(7.1)	(6.0)
Net	$1,019.1	$1,592.0	$116.6	$64.6	$9.3	$953.2	$1,449.7	$124.1	$68.8	$10.1

As of June 30, 2018 and December 31, 2017, construction in progress includes $22.0 million and $8.7 million of land which is under active development, respectively.

Depreciation expense was $68.9 million and $135.1 million for the three and six months ended June 30, 2018, respectively, and $55.3 million and $104.2 million for the three and six months ended June 30, 2017, respectively.

Other contractual intangibles include trademark/tradename, favorable leasehold interests and above/below market leases. Amortization expense was $8.7 million and $17.1 million for the three and six months ended June 30, 2018, respectively, and $8.4 million and $15.2 million for the three and six months ended June 30, 2017.

5. Equity Investment

As of June 30, 2018 and December 31, 2017, our only investment represents a marketable equity investment in newly issued unregistered, ordinary shares equivalent to the American depository shares of GDS Holdings Limited ("GDS"), a developer and operator of high-performance, large-scale data centers in China. For the three and six months ended June 30, 2018, the unrealized gain on investment was $102.7 million and $143.2 million, respectively.

On June 22, 2018, our Chief Executive Officer was appointed to the GDS board of directors. See Note 12, "Related Party Transactions", for additional information regarding our equity investment.

6. Other Assets

As of June 30, 2018 and December 31, 2017, the components of other assets are as follows (in millions):

	June 30, 2018	December 31, 2017
Straight line receivables, net	$113.7	$100.0
Deferred leasing and other contract costs	40.0	33.7
Prepaid expenses	29.5	20.0
Non-real estate assets, net	16.5	16.7
Other	15.4	10.5
Total	$215.1	$180.9

Non-real estate assets primarily include administrative related equipment and office leasehold improvements, depreciated or amortized over the shorter of the assets useful life or the related lease term.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

7. Debt
As of June 30, 2018 and December 31, 2017, the components of debt are as follows (unless otherwise noted, interest rate and maturity date information are as of June 30, 2018) (in millions):

	June 30, 2018	December 31, 2017	Interest Rate(a)	Maturity Date
$3.0 Billion Credit Facility:
$1.7 Billion Revolving Credit Facility	$—	$—	Monthly LIBOR + 1.45%	March 2022(b)
2023 Term Loan	700.0	—	Monthly LIBOR + 1.40%	March 2023
2025 Term Loan	300.0	—	Monthly LIBOR + 1.70%	March 2025
$2.0 Billion Credit Facility:
$1.1 Billion Revolving Credit Facility	—	—	Monthly LIBOR + 1.55%	N/A
2021 Term Loan	—	250.0	Monthly LIBOR + 1.50%	N/A
2022 Term Loan	—	650.0	Monthly LIBOR + 1.50%	N/A
2024 Notes, including bond premium of $6.1 million	706.1	706.8	5.000%	March 2024
2027 Notes, including bond premium of $9.8 million	509.8	510.5	5.375%	March 2027
Deferred financing costs	(36.4)	(27.9)	—	—
Total	$2,179.5	$2,089.4
(a) - Monthly LIBOR at June 30, 2018 was 2.10%.
(b) - The Company may exercise a one-year extension option, subject to certain conditions.

On March 29, 2018, the Company entered into a new $3.0 billion unsecured credit facility. The new credit facility consists of a $1.7 billion revolving credit facility ("$1.7 Billion Revolving Credit Facility"), which includes a $750 million multicurrency borrowing sublimit, a 5-year term loan with commitments totaling $1.0 billion ("2023 Term Loan") and a $300 million 7-year term loan ("2025 Term Loan") (collectively, the "$3.0 Billion Credit Facility"). We borrowed $700.0 million under the 2023 Term Loan on March 31, 2018, and the 2023 Term Loan includes a delayed draw feature which allows the Company to draw $300 million in up to three tranches over a six-month period in multiple currencies. The $1.7 Billion Revolving Credit Facility has the option to borrow in non-USD currencies and includes a one-year option which, if exercised by the Company, would extend the final maturity to March 2023. The $3.0 Billion Credit Facility also includes an accordion feature providing for an aggregate increase in the revolving and term components to $4.0 billion, subject to certain conditions. The $1.7 Billion Revolving Credit Facility, and the 2023 and 2025 Term Loans, are prepayable at our option.

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

We pay commitment fees for the unused amount of borrowings on the $1.7 Billion Revolving Credit Facility and fees on any outstanding letters of credit. The commitment fees are equal to 0.25% per annum of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The commitment fees decrease to 0.15% per annum upon 50% or greater utilization. We also paid commitment fees on the $1.1 Billion Revolving Credit Facility through its retirement in March 2018. Commitment fees were $1.1 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively, and $1.8 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, additional borrowing capacity under the $3.0 Billion Credit Facility was approximately $2.0 billion, which included $1.7 billion under the $1.7 Billion Revolving Credit Facility and $300.0 million under the 2023 Term Loan.

As of June 30, 2018, we had $7.8 million of outstanding letters of credit issued under our credit facilities.

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
The 2024 Notes and 2027 Notes are senior unsecured obligations of the Note Issuers, which rank equally in right of payment with all existing and future unsecured senior indebtedness of the Note Issuers. The 2024 Notes and 2027 Notes are effectively subordinated in right of payment to any secured indebtedness of the Note Issuers to the extent of the value of the assets securing such indebtedness. The senior notes are guaranteed on a joint and several basis by the Company, the General Partner and all of CyrusOne LP’s existing domestic subsidiaries that guarantee the $3.0 Billion Credit Facility. Each of CyrusOne LP’s restricted subsidiaries (other than any designated excluded subsidiary or receivables entity) that guarantees any other indebtedness of CyrusOne LP or other indebtedness of the guarantors will be required to guarantee the senior notes in the future. Each such guarantee is a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior indebtedness of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness. The 2024 Notes and 2027 Notes are structurally subordinated to all liabilities (including trade payables) of each subsidiary of CyrusOne LP that does not guarantee the 2024 Notes and 2027 Notes.
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

Our debt agreements contain customary provisions with respect to events of default, affirmative and negative covenants and borrowing conditions. The most restrictive covenants are generally included in the $3.0 Billion Credit Agreement. The $3.0 Billion Credit Agreement requires us to maintain certain financial covenants including the following, in each case on a consolidated basis, a minimum fixed charge ratio, maximum total and secured leverage ratios, a minimum tangible net worth requirement, a maximum secured recourse indebtedness ratio, a minimum unencumbered debt yield ratio and a maximum ratio of unsecured indebtedness to unencumbered asset value. In order to continue to have access to amounts available under the $3.0 Billion Credit Agreement, the Company must remain in compliance with all of that agreement's covenants. As of June 30, 2018, we believe we are in compliance with all provisions of our debt agreements.

As of June 30, 2018, all of our outstanding debt matures between 2023 and 2027.

8. Capital Lease Obligations and Lease Financing Arrangements

As of June 30, 2018 and December 31, 2017, capital lease obligations and lease financing arrangements are as follows (in millions):

	June 30, 2018	December 31, 2017
Capital lease obligations	$14.9	$10.1
Lease financing arrangements	127.8	131.9
Total	$142.7	$142.0

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

The following table summarizes aggregate minimum principal payments of the capital lease obligations and lease financing arrangements for the five years subsequent to June 30, 2018, and thereafter (in millions):

	Capital Leases	Lease Financing Arrangements
2018	$1.6	$3.6
2019	3.2	7.7
2020	3.4	21.0
2021	3.5	5.7
2022	2.5	6.3
Thereafter	0.7	83.5
Total capital lease obligations	$14.9	$127.8
Interest expense on capital lease obligations and lease financing arrangements was $2.4 million and $4.6 million for the three and six months ended June 30, 2018, respectively, and $2.2 million and $4.5 million for the three and six months ended June 30, 2017, respectively.

9. Fair Value of Financial Instruments

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
The fair value of cash and cash equivalents, rent and other receivables, construction costs payable, dividends payable and accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these financial instruments. The carrying value, exclusive of deferred financing costs, for the revolving credit facilities and the floating rate term loans approximate estimated fair value as of June 30, 2018 and December 31, 2017, due to the floating rate nature of the interest rates and the stability of our credit ratings.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions dollars, except per share)

The carrying value and fair value of other financial instruments are as follows (in millions):

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Notes	$706.1	$700.0	$706.8	$728.0
2027 Notes	509.8	496.9	510.5	527.5
Equity investment	318.8	318.8	175.6	175.6
The fair values of our 2024 Notes and 2027 Notes as of June 30, 2018 were based on the quoted market prices for these notes, which is considered Level 1 of the fair value hierarchy. The fair value of the equity investment ($318.8 million at June 30, 2018) was based on the quoted market price for the stock, adjusted for a discount related to the lock-up period, which is considered Level 2 of the fair value hierarchy.
10. Stockholders' Equity

Capitalization

During the six months ended June 30, 2018 and 2017, we sold 3.0 million and 8.0 million common shares, respectively, at an average price of $51.24 and $52.47, respectively. At June 30, 2018, the Company had approximately 99.1 million common shares outstanding.

Distributions
During the six months ended June 30, 2018 and 2017, regular dividends were paid to our stockholders of $0.92 and $0.84 per common share, respectively. On August 2, 2018, we will announce a regular cash dividend of $0.46 per common share payable to stockholders of record at the close of business on September 28, 2018. This dividend is payable on October 12, 2018, to stockholders of record at the close of business on September 28, 2018.
Stock Plans

The board of directors of CyrusOne Inc. adopted the 2012 Long-Term Incentive Plan ("LTIP"), which was amended and restated on May 2, 2016. The LTIP is administered by the compensation committee of the board of directors. Awards issuable under the LTIP include common stock, restricted stock, restricted stock units, stock options and other incentive awards. CyrusOne Inc. has reserved a total of 8.9 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. Shares available under the LTIP at June 30, 2018, were approximately 5.1 million. Awards vest according to each agreement, generally ratably over a three-year period, as long as the employee remains employed with the Company, and with respect to certain awards, based on the outcome of market or performance criteria.

Restricted stock units and restricted stock are issued as either time-based (where the award vests ratably over time and is not subject to future performance targets and, accordingly, is initially recorded at the current market price at the time of grant) or performance-based (where the award is recorded at fair value at the time of grant and vesting of the award, if any, is based on achieving certain financial targets, currently based on shareholder return). The restricted stock units have the right to receive dividend equivalents in cash and holders of restricted stock have the right to receive dividends. The performance-based awards accrue dividends that are payable upon settlement of the award.

Expense for time-based grants is recognized under a straight-line method. For grants with a market condition, which is generally a factor outside of the Company's financial performance, such as a market index, expense is recognized under a graded expense attribution method. For grants based solely on the Company's financial performance, expense is recognized under a graded expense attribution method if it is probable that the performance targets will be achieved.

Total stock-based compensation expense for the three and six months ended June 30, 2018 was $4.5 million and $8.4 million, respectively, and for the three and six months ended June 30, 2017 was $4.0 million and $7.7 million, respectively.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

The following tables present the stock plan activity for the six months ended June 30, 2018 and 2017 for restricted stock units, restricted stock and stock options (performance-based awards are reflected at the target amount of the grant):

Restricted Stock Units ("RSU")

	2018		2017
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	265,002	$56.08	—	$—
Granted	326,690	51.95	265,119	55.90
Exercised	(87,058)	44.28	—	—
Forfeited	(14,324)	54.84	(3,986)	53.84
Outstanding June 30,	490,310	$55.46	261,133	$56.02

Time-based RSUs outstanding	246,546	$50.72	131,987	$48.96
Performance-based RSUs outstanding	243,764	$60.25	129,146	$63.23

Restricted Stock ("RS")

	2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding January 1,	715,098	$32.21	1,274,713	$32.37
Granted	17,052	51.31	18,179	48.13
Exercised	(221,586)	27.41	(429,792)	26.33
Forfeited	(51,197)	28.99	(131,110)	21.07
Outstanding June 30,	459,367	$35.59	731,990	$32.38

Time-based RSs outstanding	346,802	$37.95	422,921	$37.81
Performance-based RSs outstanding	112,565	$28.32	309,069	$25.43

Stock Options

	2018		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding January 1,	415,459	$31.67	434,268	$31.89
Granted	—	—	—	—
Exercised	(2,788)	23.58	(279)	48.82
Forfeited	—	—	—	—
Outstanding June 30,	412,671	$31.72	433,989	$31.90

Time-based stock options outstanding	348,137	$33.23	366,667	$33.42
Performance-based stock options outstanding	64,534	$23.58	67,322	$23.58

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

The following table reflects the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2018 and 2017:

IN MILLIONS, except per share amounts
	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$105.9	$105.9	$(0.8)	$(0.8)	$149.4	$149.4	$(31.2)	$(31.2)
Less: Restricted stock dividends	(0.3)	(0.3)	(0.2)	(0.2)	(0.5)	(0.5)	(0.3)	(0.3)
Net income (loss) available to stockholders	$105.6	$105.6	$(1.0)	$(1.0)	$148.9	$148.9	$(31.5)	$(31.5)
Denominator:
Weighted average shares outstanding-basic	98.6	98.6	88.1	88.1	97.3	97.3	86.0	86.0
Performance-based restricted stock and units		0.8		—		0.8		—
Weighted average shares outstanding-diluted		99.4		88.1		98.1		86.0
EPS:
Net income (loss) per share-basic	$1.07		$(0.01)		$1.53		$(0.37)
Effect of dilutive shares:
Net income (loss) per share-diluted		$1.06		$(0.01)		$1.52		$(0.37)

12. Related Party Transactions

The Company has a strategic partnership with GDS, a developer and operator of high-performance, large-scale data centers in China. In connection with our investment in GDS, the Company entered into an agreement with GDS for the joint marketing of each company’s data centers. Also as a part of the agreement, the Company's Chief Executive Officer joined the board of directors of GDS on June 22, 2018.

For the three and six months ended June 30, 2018, the Company incurred $0.5 million of commission and referral charges and accrued expenses payable to GDS. The commission and referral charges were capitalized as deferred leasing costs and will be amortized over the terms of the respective customer leases. No significant referral expense was recognized by the Company in 2018 or 2017. We have not recognized any referral revenue related to the agreement with GDS in 2018 or 2017. See Note 5, "Equity Investment", for additional information related to our GDS investment.

13. Income Taxes
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

The activities of our TRSs include performing services for our customers that would otherwise be considered impermissible for REITs. While CyrusOne Inc. and the Operating Partnership do not pay federal income taxes, we are still subject to foreign, state, and local income taxes in certain of the locations in which we conduct business. Income tax expense was $1.0 million and $1.8 million for the three and six months ended June 30, 2018, respectively, and $0.7 million and $1.1 million for the three and six months ended June 30, 2017, respectively. At June 30, 2018 and December 31, 2017, the net domestic and foreign deferred tax assets and liabilities were not significant.

14. Commitments and Contingencies

We lease certain data center facilities and equipment from third parties. Operating lease expense was $1.9 million and $4.1 million for the three and six months ended June 30, 2018, respectively, and $2.1 million and $4.0 million for the three and six months ended June 30, 2017, respectively. Certain of these leases provide for renewal options with fixed rent escalations beyond the initial lease term.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

As of June 30, 2018, future minimum lease payments required under operating leases having initial or remaining non-cancellable lease terms in excess of one year are as follows (in millions):

2018	$2.1
2019	3.2
2020	2.7
2021	1.3
2022	1.3
Thereafter	5.2
Total	$15.8
As of June 30, 2018, we had outstanding letters of credit of $7.8 million as security for obligations under the terms of our lessee agreements.

We have entered into non-cancellable contracted commitments for construction of data center facilities and acquisition of equipment. As of June 30, 2018, these commitments were approximately $183.0 million and are expected to be incurred over the next one to two years. In addition, we have entered into equipment and utility power contracts, which require minimum purchase commitments for power. These agreements range from one to two years and provide for payments for early termination or require minimum payments for the remaining term. As of June 30, 2018, the minimum commitments for these arrangements were approximately $50.0 million.

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

15. Guarantors

The 2024 Notes and 2027 Notes issued by CyrusOne LP (the “LP Co-Issuer”) and CyrusOne Finance Corp. (the “Finance Co-Issuer” and, together with the LP Co-Issuer, the “Co-Issuers”) are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis. The guarantors include CyrusOne Inc. (the “Parent Guarantor”), the General Partner and certain domestic wholly-owned subsidiaries of the Operating Partnership (together with the General Partner, the “Guarantor Subsidiaries”; the Guarantor Subsidiaries together with the Parent Guarantor, the “Guarantors”). As of June 30, 2018 and 2017, non-guarantors are all of our foreign subsidiaries and certain domestic subsidiaries (collectively, the “Non-Guarantors”). The foreign subsidiaries we may acquire upon our planned acquisition of Zenium are currently expected to be classified as Non-Guarantors subsequent to the closing of the acquisition.

The indentures governing the 2024 Notes and 2027 Notes contain affirmative and negative covenants customarily found in indebtedness of this type, including covenants that restrict, subject to certain exceptions, the Company’s ability to: incur secured or unsecured indebtedness; pay dividends or distributions on its equity interests, or redeem or repurchase equity interests of the Company; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of the Operating Partnership’s subsidiaries to pay dividends or make certain transfers and other payments to the Operating Partnership or to other subsidiaries; sell assets; and merge, consolidate or transfer all or substantially all of the operating partnership’s assets. The Company and its subsidiaries are also required to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis, subject to certain qualifications set forth in the indenture. Notwithstanding the foregoing, the covenants contained in the indentures do not restrict the Company’s ability to pay dividends or distributions to stockholders to the extent (i) no default or event of default exists or is continuing under the indentures and (ii) the Company believes in good faith that we qualify as a REIT under the Code and the payment of such dividend or distribution is necessary either to maintain its status as a REIT or to enable it to avoid payment of any tax that could be avoided by reason of

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

such dividend or distribution. Subject to the provisions of the indentures governing the 2024 Notes and 2027 Notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

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

The Parent Guarantor is a REIT whose only material asset is its ownership of operating partnership units of the LP Co-Issuer. The LP Co-Issuer and its subsidiaries hold substantially all the assets of the Company. The LP Co-Issuer conducts the operations of the business, along with its subsidiaries. The Finance Co-Issuer does not have any operations or revenues. The Guarantor Subsidiaries include substantially all of our domestic operations and include over 98% of our gross operating real estate. The Non-Guarantors include substantially all of our foreign operations, primarily in the United Kingdom and Singapore. The Non-Guarantors' assets also include the ownership of our equity investment in GDS of $318.8 million as of June 30, 2018, which was not an investment as of or for the three and six months ended June 30, 2017. The equity investment has not made any distributions for the three and six months ended June 30, 2018, but we did recognize an unrealized fair value gain of $102.7 million and $143.2 million with respect to this investment which is included in our net income for the three and six months ended June 30, 2018, respectively.

The following schedules present the condensed consolidating balance sheets as of June 30, 2018 and December 31, 2017, and the condensed consolidating statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017, and the statements of cash flows for the six months ended June 30, 2018 and 2017, for the Parent Guarantor, General Partner, each Co-Issuer, Guarantor Subsidiaries, and Non-Guarantors. Eliminations and consolidation adjustments primarily relate to the elimination of investments in subsidiaries and equity (loss) earnings related to investments in subsidiaries (in millions).

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Condensed Consolidating Balance Sheets

	As of June 30, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Total investment in real estate, net	$—	$—	$—	$—	$3,194.8	$24.9	$25.6	$3,245.3
Cash and cash equivalents	—	—	—	—	114.7	1.5	—	116.2
Investment in subsidiaries	1,929.0	19.3	2,547.6	—	—	—	(4,495.9)	—
Rent and other receivables, net	—	—	—	—	86.1	1.6	—	87.7
Intercompany receivable	20.1	—	1,600.2	—	—	—	(1,620.3)	—
Equity investment	—	—	—	—	—	318.8	—	318.8
Goodwill	—	—	—	—	455.1	—	—	455.1
Intangible assets, net	—	—	—	—	190.5	—	—	190.5
Other assets	—	—	0.5	—	210.8	3.8	—	215.1
Total assets	$1,949.1	$19.3	$4,148.3	$—	$4,252.0	$350.6	$(6,090.6)	$4,628.7
Debt, net	$—	$—	$2,179.5	$—	$—	$—	$—	$2,179.5
Intercompany payable	—	—	20.1	—	1,600.2	—	(1,620.3)	—
Capital lease obligations and lease financing arrangements	—	—	—	—	112.3	30.4	—	142.7
Accounts payable and accrued expenses	—	—	19.7	—	70.9	0.8	—	91.4
Construction costs payable	—	—	—	—	113.3	—	—	113.3
Dividends payable	46.5	—	—	—	—	—	—	46.5
Deferred revenue and prepaid rents	—	—	—	—	126.3	0.8	—	127.1
Total liabilities	46.5	—	2,219.3	—	2,023.0	32.0	(1,620.3)	2,700.5
Total stockholders' equity	1,902.6	19.3	1,929.0	—	2,229.0	318.6	(4,470.3)	1,928.2
Total liabilities and equity	$1,949.1	$19.3	$4,148.3	$—	$4,252.0	$350.6	$(6,090.6)	$4,628.7

	As of December 31, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Total investment in real estate, net	$—	$—	$—	$—	$3,014.9	$25.8	$17.7	$3,058.4
Cash and cash equivalents	—	—	—	—	151.2	0.7	—	151.9
Investment in subsidiaries	1,718.0	17.2	2,190.2	—	—	—	(3,925.4)	—
Rent and other receivables, net	—	—	—	—	84.6	2.6	—	87.2
Intercompany receivable	20.0	—	1,656.4	—	—	—	(1,676.4)	—
Equity investment	—	—	—	—	—	175.6	—	175.6
Goodwill	—	—	—	—	455.1	—	—	455.1
Intangible assets, net	—	—	—	—	203.0	—	—	203.0
Other assets	—	—	0.5	—	177.7	2.7	—	180.9
Total assets	$1,738.0	$17.2	$3,847.1	$—	$4,086.5	$207.4	$(5,584.1)	$4,312.1
Debt, net	$—	$—	$2,089.4	$—	$—	$—	$—	$2,089.4
Intercompany payable	—	—	20.0	—	1,656.4	—	(1,676.4)	—
Capital lease obligations and lease financing arrangements	—	—	—	—	110.0	32.0	—	142.0
Accounts payable and accrued expenses	—	—	19.7	—	77.3	0.9	—	97.9
Construction costs payable	—	—	—	—	115.5	—	—	115.5
Dividends payable	41.8	—	—	—	—	—	—	41.8
Deferred revenue and prepaid rents	—	—	—	—	110.8	0.8	—	111.6
Total liabilities	41.8	—	2,129.1	—	2,070.0	33.7	(1,676.4)	2,598.2
Total stockholders' equity	1,696.2	17.2	1,718.0	—	2,016.5	173.7	(3,907.7)	1,713.9
Total liabilities and equity	$1,738.0	$17.2	$3,847.1	$—	$4,086.5	$207.4	$(5,584.1)	$4,312.1

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended June 30, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/ Consolidations	Total
Revenue	$—	$—	$—	$—	$195.3	$1.6	$—	$196.9
Total operating expenses	—	—	—	—	169.0	0.9	—	169.9
Operating income	—	—	—	—	26.3	0.7	—	27.0
Interest expense	—	—	(26.2)	—	—	(0.7)	4.1	(22.8)
Unrealized gain on marketable equity investment	—	—	—	—	—	102.7	—	102.7
Loss on early extinguishment of debt	—	—	—	—	—	—	—	—
Net income (loss) before income taxes	—	—	(26.2)	—	26.3	102.7	4.1	106.9
Income tax expense	—	—	—	—	(1.0)	—	—	(1.0)
Equity earnings (loss) related to investment in subsidiaries	101.8	1.0	128.0	—	—	—	(230.8)	—
Net income (loss)	101.8	1.0	101.8	—	25.3	102.7	(226.7)	105.9
Other comprehensive income	—	—	—	—	—	—	—	—
Comprehensive income (loss)	$101.8	$1.0	$101.8	$—	$25.3	$102.7	$(226.7)	$105.9

	Three Months Ended June 30, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$165.5	$1.4	$—	$166.9
Total operating expenses	—	—	—	—	145.4	4.8	—	150.2
Operating income	—	—	—	—	20.1	(3.4)	—	16.7
Interest expense	—	—	(18.7)	—	—	(0.7)	2.9	(16.5)
Loss on early extinguishment of debt	—	—	(0.3)	—	—	—	—	(0.3)
Net (loss) income before income taxes	—	—	(19.0)	—	20.1	(4.1)	2.9	(0.1)
Income tax expense	—	—	—	—	(0.7)	—	—	(0.7)
Equity (loss) earnings related to investment in subsidiaries	(3.7)	(0.1)	15.3	—	(4.1)	—	(7.4)	—
Net (loss) income	(3.7)	(0.1)	(3.7)	—	15.3	(4.1)	(4.5)	(0.8)
Other comprehensive income (loss)	—	—	—	—	—	0.1	—	0.1
Comprehensive (loss) income	$(3.7)	$(0.1)	$(3.7)	$—	$15.3	$(4.0)	$(4.5)	$(0.7)

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Six Months Ended June 30, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/ Consolidations	Total
Revenue	$—	$—	$—	$—	$390.2	$3.3	$—	$393.5
Total operating expenses	—	—	—	—	336.6	2.2	—	338.8
Operating income	—	—	—	—	53.6	1.1	—	54.7
Interest expense	—	—	(50.1)	—	—	(1.4)	7.9	(43.6)
Unrealized gain on marketable equity investment	—	—	—	—	—	143.2	—	143.2
Loss on early extinguishment of debt	—	—	(3.1)	—	—	—	—	(3.1)
Net income (loss) before income taxes	—	—	(53.2)	—	53.6	142.9	7.9	151.2
Income tax expense	—	—	—	—	(1.8)	—	—	(1.8)
Equity earnings (loss) related to investment in subsidiaries	141.6	1.4	194.8	—	—	—	(337.8)	—
Net income (loss)	141.6	1.4	141.6	—	51.8	142.9	(329.9)	149.4
Other comprehensive income	—	—	—	—	—	0.1	—	0.1
Comprehensive income (loss)	$141.6	$1.4	$141.6	$—	$51.8	$143.0	$(329.9)	$149.5

	Six Months Ended June 30, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$313.6	$2.6	$—	$316.2
Total operating expenses	—	—	—	—	273.9	5.8	—	279.7
Operating income	—	—	—	—	39.7	(3.2)	—	36.5
Interest expense	—	—	(33.7)	—	—	(1.3)	4.9	(30.1)
Loss on early extinguishment of debt	—	—	(36.5)	—	—	—	—	(36.5)
Net (loss) income before income taxes	—	—	(70.2)	—	39.7	(4.5)	4.9	(30.1)
Income tax expense	—	—	—	—	(1.1)	—	—	(1.1)
Equity (loss) earnings related to investment in subsidiaries	(36.1)	(0.4)	34.1	—	(4.5)	—	6.9	—
Net (loss) income	(36.1)	(0.4)	(36.1)	—	34.1	(4.5)	11.8	(31.2)
Other comprehensive income (loss)	—	—	—	—	—	0.1	—	0.1
Comprehensive (loss) income	$(36.1)	$(0.4)	$(36.1)	$—	$34.1	$(4.4)	$11.8	$(31.1)

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Net cash (used in) provided by operating activities	$—	$—	$(46.0)	$—	$185.5	$1.1	$7.9	$148.5
Cash flows from investing activities:
Investment in real estate	—	—	—	—	(313.5)	(1.3)	(7.9)	(322.7)
Investment in subsidiaries	(152.2)	(1.5)	(154.1)	—	—	—	307.8	—
Return of investment	86.6	—	—	—	—	—	(86.6)	—
Intercompany borrowings	4.7	—	56.5	—	—	—	(61.2)	—
Net cash (used in) provided by investing activities	(60.9)	(1.5)	(97.6)	—	(313.5)	(1.3)	152.1	(322.7)
Cash flows from financing activities:
Issuance of common stock, net	152.2	—	—	—	—	—	—	152.2
Dividends paid	(86.6)	—	(86.6)	—	—	—	86.6	(86.6)
Intercompany borrowings	—	—	(4.7)	—	(56.5)	—	61.2	—
Proceeds from debt, net	—	—	985.4	—	—	—	—	985.4
Payments on debt	—	—	(902.7)	—	—	—	—	(902.7)
Payments on capital lease obligations and lease financing arrangements	—	—	—	—	(4.2)	(0.9)	—	(5.1)
Tax payment upon exercise of equity awards	(4.7)	—	—	—	—	—	—	(4.7)
Contributions/distributions from parent	—	1.5	152.2	—	152.2	1.9	(307.8)	—
Net cash provided by (used in) financing activities	60.9	1.5	143.6	—	91.5	1.0	(160.0)	138.5
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—	—	—	(36.5)	0.8	—	(35.7)
Cash, cash equivalents and restricted cash at beginning of period	—	—	—	—	151.2	0.7	—	151.9
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—	$—	$114.7	$1.5	$—	$116.2

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

	Six Months Ended June 30, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Net cash (used in) provided by operating activities	$—	$—	$(23.1)	$—	$139.6	$—	$5.0	$121.5
Cash flows from investing activities:
Asset acquisitions, primarily real estate, net of cash acquired	—	—	—	—	(492.3)	—	—	(492.3)
Investment in real estate	—	—	—	—	(480.0)	—	(5.0)	(485.0)
Investment in subsidiaries	(408.2)	(4.1)	(408.2)	—	—	—	820.5	—
Return of investment	69.1	—	—	—	—	—	(69.1)	—
Intercompany borrowings	6.2	—	(455.5)	—	—	—	449.3	—
Net cash (used in) provided by investing activities	(332.9)	(4.1)	(863.7)	—	(972.3)	—	1,195.7	(977.3)
Cash flows from financing activities:
Issuance of common stock, net	408.6	—	—	—	—	—	—	408.6
Dividends paid	(69.1)	—	(69.1)	—	—	—	69.1	(69.1)
Intercompany borrowings	—	—	(6.2)	—	455.5	—	(449.3)	—
Proceeds from debt, net	—	—	1,766.0	—	—	—	—	1,766.0
Payments on debt	—	—	(1,212.1)	—	—	—	—	(1,212.1)
Payments on capital lease obligations and lease financing arrangements	—	—	—	—	(4.2)	(0.6)	—	(4.8)
Tax payment upon exercise of equity awards	(6.6)	—	—	—	—	—	—	(6.6)
Contributions/distributions from parent	—	4.1	408.2	—	408.2	—	(820.5)	—
Net cash provided by (used in) financing activities	332.9	4.1	886.8	—	859.5	(0.6)	(1,200.7)	882.0
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—	—	—	26.8	(0.6)	—	26.2
Cash, cash equivalents and restricted cash at beginning of period	—	—	—	—	13.4	1.2	—	14.6
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—	$—	$40.2	$0.6	$—	$40.8

16. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information for the six months ended June 30, 2018 and 2017 is summarized below (in millions):

	Six Months Ended June 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized of $10.4 million and $8.1 million in 2018 and 2017, respectively	$53.3	$27.5
Non-cash investing and financing activities:
Construction costs and other payables	113.3	163.4
Dividends payable	46.5	39.4
Real estate additions from entering into and modifying capital leases	6.6	—
Transfer of land held for future development to construction in progress	9.3	6.6
Transfer of construction in progress to gross operating real estate	337.7	415.6

17. Subsequent Events

On July 10, 2018, we acquired 10 acres of land and a newly-built, unoccupied and powered shell for an enterprise data center in Sterling, Virginia for cash consideration of $26.2 million.

As of August 1, 2018, the fair value of the Company's equity investment in GDS was approximately $200 million, a decrease of approximately $120 million from the value at June 30, 2018.

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
The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) loss of key customers; (ii) economic downturn, natural disaster or oversupply of data centers in the limited geographic areas that we serve; (iii) risks related to the development of our properties and our ability to successfully lease those properties; (iv) loss of access to key third-party service providers and suppliers; (v) risks of loss of power or cooling which may interrupt our services to our customers; (vi) inability to identify and complete acquisitions and operate acquired properties, including the planned Zenium acquisition; (vii) our failure to obtain necessary outside financing on favorable terms, or at all; (viii) restrictions in the instruments governing our indebtedness; (ix) risks related to environmental matters; (x) unknown or contingent liabilities related to our acquired properties; (xi) significant competition in our industry; (xii) loss of key personnel; (xiii) risks associated with real estate assets and the industry; (xiv) failure to maintain our status as a REIT or to comply with the highly technical and complex REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"); (xv) REIT distribution requirements could adversely affect our ability to execute our business plan; (xvi) insufficient cash available for distribution to stockholders; (xvii) future offerings of debt may adversely affect the market price of our common stock; (xviii) increases in market interest rates may drive potential investors to seek higher dividend yields and reduce demand for our common stock; (xix) market price and volume of stock could be volatile; (xx) our international activities, including after the closing of the planned Zenium acquisition, are subject to special risks different from those faced by us in the United States; (xxi) any failure to comply with anti-corruption laws and regulations could have adverse effects on our business; (xxii) legislative or other actions relating to taxes could have a negative effect on us; and (xxiii) other factors affecting the real estate industry generally.
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the United States Securities and Exchange Commission, or SEC, pursuant to the Exchange Act. We discussed a number of material risks in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. Those risks continue to be relevant to our performance and financial condition. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview
Our Company
We are a fully integrated, self-managed data center real estate investment trust ("REIT") that owns, operates and develops enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Our data centers are generally purpose-built facilities with redundant power and cooling. They are not network specific and enable customer connectivity to a range of telecommunication carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology ("IT") infrastructure for approximately 1,000 customers in 43 data centers and two recovery centers in 12 distinct markets (10 cities in the U.S., London and Singapore). We provide twenty-four hours-a-day, seven-days-a-week security guard monitoring with customizable security features.
We provide mission-critical data center real estate assets that protect and ensure the continued operation of IT infrastructure for our customers. Our goal is to be the preferred global data center provider to the Fortune 1000, including the largest enterprises and providers of cloud services. As of June 30, 2018, our customers included approximately 200 of the Fortune 1000, or private or foreign enterprises of equivalent size, representing approximately 74% of our annualized rent as of June 30, 2018. Additionally, as of June 30, 2018, our ten largest customers represented approximately 43% of our annualized rent.

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

For the three and six months ended June 30, 2018, revenue disaggregated by primary revenue stream was as follows (in millions).

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Other revenues from customers
Managed services	$3.2	$6.4
Equipment sales	0.8	5.1
Other services	2.8	5.1
Total other revenues from customers	6.8	16.6
Colocation lease revenue	165.6	331.0
Metered power reimbursements	24.5	45.9
Revenue	$196.9	$393.5

Our Portfolio

As of June 30, 2018, our property portfolio included 43 data centers and two recovery centers in 12 distinct markets (10 cities in the U.S., London and Singapore) collectively providing approximately 5.8 million net rentable square feet ("NRSF") and powered by approximately 583 megawatts of available critical load capacity. Since December 31, 2017, the NRSF has increased by approximately 125,000 primarily due to expansions in Dallas of 62,000 NRSF, Northern Virginia of 52,000 NRSF, San Antonio of 27,000 NRSF, Phoenix of 5,000 NRSF and Raleigh-Durham of 3,000 NRSF, partially offset by a 24,000 NRSF leased data center facility whose lease has termed out and not renewed in our discretion.
We own 32 of the buildings in which our data center facilities are located. We lease the remaining 13 buildings, which account for approximately 11% of our total operating NRSF and 16% of our total annualized rent as of June 30, 2018. We also had approximately 1.2 million NRSF under development primarily consisting of approximately 401,000 NRSF related to colocation ("CSF") and approximately 609,000 NRSF related to powered shell. In addition, we have approximately 383 acres of land that are available for future data center development. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers.
Operational Overview

The following discussion provides an overview of the Company’s capital and financing activity, operations and transactions for the six months ended June 30, 2018 and should be read in conjunction with the full discussion of the Company’s operating results, liquidity, capital resources and risk factors included or incorporated by reference elsewhere in this Quarterly Report on Form 10-Q.

Capital and Financing Activity

In March 2018, the Company entered into a new senior unsecured credit agreement ("$3.0 Billion Credit Facility"). The new agreement includes a $1.7 Billion Revolving Credit Facility with a maturity of March 2022 that includes a one-year extension option exercisable by the Company, subject to certain conditions. The agreement includes a 5-year term loan with commitments totaling $1.0 billion ("2023 Term Loan") and a $300 million 7-year term loan ("2025 Term Loan"). The 2023 Term Loan includes a delayed draw feature which allows the Company to draw $300 million in up to three tranches over a six-month period in multiple currencies. The $1.7 Billion Revolving Credit Facility has the option to borrow in non-USD currencies. The $3.0 Billion Credit Facility also includes an accordion feature providing for an aggregate increase in the revolving and term components to $4.0 billion, subject to certain conditions. As of June 30, 2018, the Company had $700.0 million and $300.0 million outstanding under the 2023 Term Loan and the 2025 Term Loan, respectively.

The Company used the proceeds of the $1.0 billion of borrowings under the $3.0 Billion Credit Facility made on March 29, 2018 to repay in full the Company’s prior credit facility in an amount of $900.0 million and expects to use a portion of the remaining liquidity, along with cash on hand, for further development of our data centers.

During the first six months of 2018, the Company sold approximately 3.0 million shares of its common stock through its At-The-Market ("ATM") stock offering program. The sales generated net proceeds of approximately $152.0 million, net of sales commissions of $1.9 million. As of June 30, 2018, there was approximately $346.0 million in remaining capacity of the $500.0 million authorized under the ATM stock offering program.

Real Estate Acquisitions, Development and Other Activities

During the six months ended June 30, 2018, we had cash capital expenditures of $322.7 million, the majority of which related to the construction of data centers resulting in the addition of 102,000 CSF, contributing to our revenue increase in 2018. During 2018, approximately $337.7 million of gross operating real estate was transferred from construction in progress. Our developments in progress as of June 30, 2018 of $452.6 million are expected to add 401,000 of CSF primarily during 2018 and 2019. In addition, during the six months ended June 30, 2018, we acquired 68 acres of land in Mesa, Arizona at a cost of $19.7 million. In July 2018, we acquired 10 acres of land and a newly-built, unoccupied and powered shell for an enterprise data center in Sterling, Virginia for cash consideration of $26.2 million. The facility is expected to eventually provide 33 megawatts of available power, with approximately 5 megawatts expected to be operational in the first quarter of 2019.
On December 21, 2017, the Company announced the execution of a definitive agreement to purchase Zenium Data Centers ("Zenium"), a leading hyperscale data center provider in Europe with five total properties, three in London, England (including two operating data centers and one under construction and in lease up) and two operating data centers in Frankfurt, Germany. The Company and the sellers have agreed to extend the Long Stop Date (as defined in the sale and purchase agreement relating to the transaction) for obtaining German regulatory approval to August 10, 2018, after which either party may terminate the agreement if regulatory approval has not been obtained. The Company expects to fund the Zenium purchase with cash on hand and credit facility draws.

Operations

Revenue increased 24% compared to the first six months of 2017, with approximately 14% of the increase related to new customers and 86% related to growth from existing customers. We are experiencing revenue growth across most of our customer sectors, particularly with cloud and enterprise companies. Revenue increases were primarily due to the increased NRSF of approximately 22% as discussed above. Our CSF leased as of June 30, 2018 was 88%, compared to 89% as of June 30, 2017, a decrease due to recently completed data centers that are in lease up.

Our operating income (defined as revenue less operating expenses) for the six months ended June 30, 2018 increased $18.2 million, a 50% increase from our operating income for the six months ended June 30, 2017. The increase was driven by a higher increase in revenues of 24%, compared to a 21% increase in operating expenses, resulting in an increased operating gross margin of 14% for 2018, compared to 12% for 2017. Operating gross margin increases were primarily due to the revenue increases with no directly corresponding increase in operating expenses, primarily sales and marketing, and the portion of data center facility maintenance costs that are relatively fixed.

Interest expense increased due to higher outstanding debt and increases in floating interest rates. If we borrow additional debt in the future, we would expect such borrowings to result in additional interest expense related thereto in subsequent periods.

Our equity investment in GDS resulted in an unrealized gain of $143.2 million for the six months ended June 30, 2018. We have not received any distributions related to this equity investment, and while we do not control GDS’s decisions with respect to dividend payments, we do not expect to receive any dividends from GDS in the foreseeable future. Accordingly, we do not expect this equity investment to be a significant factor in our cash flow from operations.

The early extinguishment of our prior credit facility resulted in a loss on early extinguishment of debt of $3.1 million. This charge primarily related to the write off of previously incurred deferred finance costs. We incurred $14.8 million of new deferred finance costs in connection with the new $3.0 Billion Credit Facility.

We define our annualized backlog as the twelve-month recurring GAAP revenue for executed lease contracts achieved upon full occupancy which have not commenced as of the end of a period. Our backlog as of June 30, 2018 and December 31, 2017 was approximately $85.0 million and approximately $20.0 million, respectively. Approximately half of our June 30, 2018 backlog related to our major customer (a customer with revenues in excess of 10% of our 2018 six-month total consolidated revenues). We expect these backlog lease contracts to primarily commence during the remainder of 2018 through the first quarter of 2019. Similar to our revenue growth noted above, our increase in backlog is primarily due to the robust demand across the cloud and enterprise companies and also larger lease contracts. Because GAAP revenue for any period is generally a function of straight line revenue recognized from lease contracts in existence at the beginning of a period, as well as lease contract renewals and new customer lease contracts commencing during the period, backlog as of any period is not necessarily indicative of near-term performance. Our presentation of backlog may differ from other companies in our industry.

Results of Operations
Three and Six Months Ended June 30, 2018, Compared to Three and Six Months Ended June 30, 2017:

IN MILLIONS, except share and per share data
	Three months ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenue:
Lease and other revenues from customers	$172.4	$151.1	$21.3	14%	$347.6	$285.3	$62.3	22%
Metered power reimbursements	24.5	15.8	8.7	55%	45.9	30.9	15.0	49%
Revenue	196.9	166.9	30.0	18%	393.5	316.2	77.3	24%
Operating expenses:
Property operating expenses	68.9	59.6	9.3	16%	136.7	111.9	24.8	22%
Sales and marketing	4.4	4.3	0.1	2%	9.7	9.2	0.5	5%
General and administrative	18.6	17.3	1.3	8%	37.9	33.1	4.8	15%
Depreciation and amortization	77.6	63.7	13.9	22%	152.2	119.4	32.8	27%
Transaction, acquisition, integration and other related expenses	0.4	1.7	(1.3)	(76)%	2.3	2.5	(0.2)	(8)%
Asset impairments	—	3.6	(3.6)	(100)%	—	3.6	(3.6)	(100)%
Total operating expenses	169.9	150.2	19.7	13%	338.8	279.7	59.1	21%
Operating income	27.0	16.7	10.3	62%	54.7	36.5	18.2	50%
Interest expense	(22.8)	(16.5)	(6.3)	38%	(43.6)	(30.1)	(13.5)	45%
Unrealized gain on marketable equity investment	102.7	—	102.7	n/m	143.2	—	143.2	n/m
Loss on early extinguishment of debt	—	(0.3)	0.3	(100)%	(3.1)	(36.5)	33.4	(92)%
Net income (loss) before income taxes	106.9	(0.1)	107.0	n/m	151.2	(30.1)	181.3	602%
Income tax expense	(1.0)	(0.7)	(0.3)	43%	(1.8)	(1.1)	(0.7)	64%
Net income (loss)	$105.9	$(0.8)	$106.7	n/m	$149.4	$(31.2)	$180.6	n/m
Operating gross margin	13.7%	10.0%			13.9%	11.5%
Capital expenditures:
Asset acquisitions, primarily real estate, net of cash acquired	$—	$—	$—	n/m	$—	$492.3	$(492.3)	n/m
Investment in real estate	175.2	301.8	(126.6)	(42)%	318.0	482.8	(164.8)	(34)%
Recurring maintenance capital	2.3	0.7	1.6	229%	4.7	2.2	2.5	114%
Total	$177.5	$302.5	$(125.0)	(41)%	$322.7	$977.3	$(654.6)	(67)%
Metrics information:
Colocation square feet(1)	3,369,000	2,575,000	794,000	31%	3,369,000	2,575,000	794,000	31%
Leased rate(2)	88%	89%	(1)%	(1)%	88%	89%	(1)%	(1)%
(1) - We calculate CSF as the NRSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.
(2) - We calculate leased rate by dividing CSF under signed leases for colocation space (whether or not the lease has commenced billing) by total CSF.

The three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Revenue

For the three months ended June 30, 2018, revenue was $196.9 million, an increase of $30.0 million, or 18%, compared to $166.9 million for the corresponding period in 2017. Metered power reimbursements increased $8.7 million. Leased CSF as of June 30, 2018 was 88% as compared to 89% as of June 30, 2017. The occupancy percentage decrease primarily related to an additional 76,000 CSF increase related to data centers in the lease-up stage, primarily properties in Dallas, Chicago and Phoenix. Recurring rent churn was 1.1% for the three months ended June 30, 2018, as compared to 0.8% for the three months ended June 30, 2017. The Company calculates recurring rent churn as any reduction in recurring rent due to customer terminations, service reductions or net pricing decreases as a percentage of rent at the beginning of the period, excluding any impact from metered power reimbursements or other usage-based billing. Equipment sales for the three months ended June 30, 2018 were $0.8 million compared to $3.5 million for the corresponding period in 2017. The addition of new customers and growth from existing customers, net of churn and items mentioned above, resulted in increased revenue of approximately $24.0 million for the three months ended June 30, 2018.

As of June 30, 2018, we had approximately 5,842,000 NRSF, an increase of approximately 1,059,000 NRSF from June 30, 2017. Our colocation capacity at June 30, 2018 was approximately 3,369,000 CSF, which is an increase of 31% from June 30, 2017. We have data centers in the lease-up stage, and we refer to these as pre-stabilized properties. Excluding these properties, the leased rate for our stabilized portfolio was 92% as of June 30, 2018, as compared to 93% as of June 30, 2017.

Operating Expenses

Property operating expenses

For the three months ended June 30, 2018, property operating expenses were $68.9 million, an increase of $9.3 million, or 16%, compared to $59.6 million for the corresponding period in 2017. Seasonal costs related to electricity and higher one-time repairs and maintenance increased approximately $10.0 million. Property tax expense increased $1.6 million primarily related to new data centers placed in service. Payroll-related and other operating expenses increased $1.4 million, primarily to support our additional CSF deployed. Offsetting these increases, equipment cost of sales decreased $3.7 million for the three months ended June 30, 2018, as compared to 2017, due to a decrease in equipment sales noted above.

General and administrative expenses

For the three months ended June 30, 2018, general and administrative expenses were $18.6 million, an increase of $1.3 million, compared to $17.3 million for the corresponding period in 2017, primarily for employee-related costs and stock-based compensation expense.

Depreciation and amortization expense

For the three months ended June 30, 2018, depreciation and amortization expense was $77.6 million, an increase of $13.9 million, or 22%, compared to $63.7 million for the corresponding period in 2017. The increase was primarily driven by assets that were placed in service after the second quarter of 2017. Since June 30, 2017, approximately $775.0 million of new data center assets have been placed in service. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties and expand our existing data center facilities.

Asset impairments

For the three months ended June 30, 2018, there were no asset impairments. For the three months ended June 30, 2017, the Company recognized impairments of $3.6 million related to our leased data center facility in Singapore.

Non-Operating Income and Expenses

Interest expense

For the three months ended June 30, 2018, interest expense was $22.8 million, an increase of $6.3 million, or 38%, as compared to $16.5 million for the corresponding period in 2017. The increase in interest expense was partially offset by an increase in our capitalized interest from the corresponding period in 2017 of $0.8 million due to increased development activity. The gross increase in interest expense was primarily a result of the increase in the aggregate principal amount of senior notes outstanding from $800.0 million during the three months ended June 30, 2017, to $1.2 billion during the three months ended June 30, 2018. We anticipate drawing on our $3.0 Billion Credit Facility to fund, in part, our new investments in data centers, including acquisitions. Accordingly, we anticipate our interest expense to increase in future periods.

Unrealized gain on marketable equity investment

For the three months ended June 30, 2018, unrealized gain on our marketable equity investment in GDS was $102.7 million, primarily as a result of an appreciation in GDS's share price from March 31, 2018. We did not have a marketable equity investment in the comparable period of 2017.

The six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Revenue

For the six months ended June 30, 2018, revenue was $393.5 million, an increase of $77.3 million, or 24%, compared to $316.2 million for the corresponding period in 2017. The acquisition of the Sentinel Properties on February 28, 2017 (the "Sentinel Acquisition") resulted in an increase in a full period of revenue of $27.5 million for the six months ended June 30, 2018 as compared to $15.9 million for the corresponding partial prior year period. Metered power reimbursements increased $15.0 million, which includes $3.1 million from the Sentinel Acquisition. Leased CSF as of June 30, 2018 was 88% as compared to 89% as of June 30, 2017. The occupancy percentage decrease primarily related to an additional 76,000 CSF increase related to data centers in the lease-up stage, primarily properties in Dallas, Chicago and Phoenix. Recurring rent churn was 1.6% for the six months ended June 30, 2018, as compared to 2.3% for the six months ended June 30, 2017. Equipment sales for the six months ended June 30, 2018 were $5.1 million compared to $4.3 million for the corresponding period in 2017. The addition of new customers and growth from existing customers, net of churn and items mentioned above, resulted in increased revenue of $53.0 million for the six months ended June 30, 2018.

Operating Expenses

Property operating expenses

For the six months ended June 30, 2018, property operating expenses were $136.7 million, an increase of $24.8 million, or 22%, compared to $111.9 million for the corresponding period in 2017. The Sentinel Acquisition resulted in a full period increase to property operating expenses of $7.5 million for the six months ended June 30, 2018 as compared to $4.5 million for the corresponding partial prior year period. Electricity and repairs and maintenance increased $17.0 million, primarily due to our increased NRSF, as noted above, higher seasonal utility rates, and power usage. Property tax expense increased $1.9 million primarily related to new data centers placed in service. Payroll-related and other operating expenses increased $3.8 million, primarily to support our additional CSF deployed. Offsetting the increases, equipment cost of sales decreased $0.9 million for the six months ended June 30, 2018, as compared to 2017, due to higher margins in the current period as compared to the prior year period.

General and administrative expenses

For the six months ended June 30, 2018, general and administrative expenses were $37.9 million, an increase of $4.8 million, compared to $33.1 million for the corresponding period in 2017. Employee-related costs increased by $3.4 million due to higher payroll and severance expense. The remaining increase was primarily due to implementing new accounting standards, new European privacy regulatory compliance and related, new investments in system implementations, IT license support and legal fees.

Depreciation and amortization expense

For the six months ended June 30, 2018, depreciation and amortization expense was $152.2 million, an increase of $32.8 million, or 27%, compared to $119.4 million for the corresponding period in 2017. The Sentinel Acquisition resulted in an increase in depreciation and amortization expense of $6.2 million for the six months ended June 30, 2018. The remaining increase was primarily driven by assets that were placed in service after the second quarter of 2017. Since June 30, 2017, approximately $775.0 million of new data center assets have been placed in service. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties and expand our existing data center facilities.

Asset impairments

For the six months ended June 30, 2018, there were no asset impairments. For the six months ended June 30, 2017, the Company recognized impairments of $3.6 million related to the impairment of our leased data center facility in Singapore.

Non-Operating Income and Expenses

Interest expense

For the six months ended June 30, 2018, interest expense was $43.6 million, an increase of $13.5 million, or 45%, as compared to $30.1 million for the corresponding period in 2017. The increase in interest expense was partially offset by an increase in our capitalized interest from the corresponding period in 2017 of $2.2 million due to increased development activity. The gross increase in interest expense was primarily a result of the increase in the aggregate principal amount of senior notes outstanding from $665.3 million of average balances for the six months ended June 30, 2017, to $1.2 billion during the six months ended June 30, 2018.

Mitigating the increase, our weighted average interest borrowing rate decreased to 5.2% from 5.5%. We anticipate drawing on our $3.0 Billion Credit Facility to fund, in part, our new investments in data centers, including acquisitions. Accordingly, we anticipate our interest expense to increase in future periods.

Unrealized gain on marketable equity investment

For the six months ended June 30, 2018, unrealized gain on our marketable equity investment in GDS was $143.2 million, primarily as a result of an appreciation in GDS's share price from December 31, 2017. We did not have a marketable equity investment in the comparable period of 2017.

Loss on early extinguishment of debt

For the six months ended June 30, 2018, loss on early extinguishment of debt was $3.1 million, primarily due to the Company's entering into a new senior unsecured credit agreement in March 2018. For the six months ended June 30, 2017, loss on early extinguishment of debt was $36.5 million, primarily due to costs associated with the repurchase of the $474.8 million in aggregate face value of our 2022 Notes.

Significant Balance Sheet Fluctuations

The discussion below relates to significant fluctuations in certain line items of our condensed consolidated balance sheets from December 31, 2017 to June 30, 2018.

Total investment in real estate, net increased $186.9 million for the six months ended June 30, 2018. The increase was primarily due to continued development of data centers in Chicago, Northern Virginia, Dallas and Somerset less depreciation expense of $135.1 million.

Cash and cash equivalents decreased $35.7 million for the six months ended June 30, 2018. The decrease was primarily due to the payment of dividends and capital expenditures, partially offset by net proceeds from the Company's ATM stock offering program and its new credit facility and cash flow from operating activities. We intend to use a portion of our cash for the planned Zenium Acquisition.

Our equity investment increased $143.2 million as of June 30, 2018 due to the fair value increase in our GDS investment and resulting unrealized gain. We did not receive any distributions related to our equity investment during 2018. As of August 1, 2018, the fair value of the Company's equity investment in GDS was approximately $200 million, a decrease of approximately $120 million from the value at June 30, 2018.

Debt, net increased $90.1 million for the six months ended June 30, 2018. The increase was primarily due to proceeds from the Company's new credit facility which were in excess of funds used to retire the prior credit facility.

Additional paid in capital increased $155.9 million for the six months ended June 30, 2018. The increase was primarily due to proceeds from the Company's ATM stock offering program.

Key Performance Indicators - Non-GAAP Measurements

In addition to amounts presented in accordance with generally accepted accounting principles (“GAAP”), we also present certain supplemental non-GAAP performance measurements. These measurements should not be construed as being more important than comparable GAAP measurements. In compliance with SEC requirements, our non-GAAP measurements presented herein are reconciled to net income (loss), the most directly comparable GAAP performance measurement. Neither the SEC nor any regulatory body has passed judgment on these non-GAAP measurements.

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

We calculate Normalized FFO as FFO plus loss on early extinguishment of debt; unrealized gain on marketable equity investment; new accounting standards and regulatory compliance and the related system implementation costs; amortization of customer relationship intangibles; transaction, acquisition, integration and other related expenses; severance and management transition costs; legal claim costs and other special items as appropriate. Because the value of the customer relationship intangibles is inextricably connected to the real estate acquired, the Company believes the amortization of such intangibles and impairments of such intangibles is analogous to real estate depreciation and impairments; therefore, the Company adds the customer relationship intangible amortization and impairments back for similar treatment with real estate depreciation and impairments. The Company believes its Normalized FFO calculation provides a comparable measure between different periods. Other REITs may not calculate Normalized FFO in the same manner. Accordingly, our Normalized FFO may not be comparable to others.

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

The following table reflects the computation and reconciliation to GAAP net income of FFO and Normalized FFO for the three and six months ended June 30, 2018 and June 30, 2017 (amounts in millions):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	$	%	2018	2017	$	%
Net income (loss)	$105.9	$(0.8)	$106.7	n/m	$149.4	$(31.2)	$180.6	n/m
Real estate depreciation and amortization	69.8	55.3	14.5	26%	136.5	104.0	32.5	31%
Asset impairments	—	3.6	(3.6)	(100)%	—	3.6	(3.6)	(100)%
Funds from Operations ("FFO") - NAREIT defined	$175.7	$58.1	$117.6	202%	$285.9	$76.4	$209.5	274%
Loss on early extinguishment of debt	—	0.3	(0.3)	(100)%	3.1	36.5	(33.4)	(92)%
Unrealized gain on marketable equity investment	(102.7)	—	(102.7)	n/m	(143.2)	—	(143.2)	n/m
New accounting standards and regulatory compliance and the related system implementation costs	1.0	0.5	0.5	100%	1.5	0.5	1.0	n/m
Amortization of customer relationship intangibles	6.2	6.7	(0.5)	(7)%	12.3	11.9	0.4	3%
Transaction, acquisition, integration and other related expenses	0.4	1.7	(1.3)	(76)%	2.3	2.5	(0.2)	(8)%
Severance and management transition costs	—	—	—	n/m	0.7	0.5	0.2	40%
Legal claim costs	0.1	0.6	(0.5)	(83)%	0.3	0.8	(0.5)	(63)%
Normalized Funds from Operations ("Normalized FFO")	$80.7	$67.9	$12.8	19%	$162.9	$129.1	$33.8	26%
n/m - not meaningful.

Net Operating Income

We use Net Operating Income ("NOI"), which is a non-GAAP financial measure commonly used in the REIT industry, as a supplemental performance measure. We use NOI as a supplemental performance measure because, when compared period over period, it captures trends in occupancy rates, rental rates and operating expenses. We also believe that, as a widely recognized measure of the performance of REITs, NOI is used by investors as a basis to evaluate REITs.

We calculate NOI as revenue less property operating expenses, each of which are presented in the accompanying consolidated statements of operations. Amortization of deferred leasing costs is presented in depreciation and amortization, which is excluded from NOI. Marketing and advertising expenses are not property-specific, rather these expenses support our entire portfolio. As a result, we have excluded these marketing and advertising expenses from our NOI calculation, consistent with the treatment of general and administrative costs, which also support our entire portfolio. Because the calculation of NOI excludes various expenses, the utility of NOI as a measure of our performance is limited. Other REITs may not calculate NOI in the same manner. Accordingly, our NOI may not be comparable to others. Therefore, NOI should be considered only as a supplement to revenue and to net income (loss) presented in accordance with GAAP as a measure of our performance. NOI should not be used as a measure of our liquidity or as indicative of funds available to fund our cash needs, including our ability to make distributions. NOI also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

The following table reflects the computation of NOI and Net Income (Loss) for the three and six months ended June 30, 2018 and June 30, 2017 (amounts in millions):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	$	%	2018	2017	$	%
Net Income (Loss)	$105.9	$(0.8)	$106.7	n/m	$149.4	$(31.2)	$180.6	n/m
Sales and marketing expenses	4.4	4.3	0.1	2%	9.7	9.2	0.5	5%
General and administrative expenses	18.6	17.3	1.3	8%	37.9	33.1	4.8	15%
Depreciation and amortization expenses	77.6	63.7	13.9	22%	152.2	119.4	32.8	27%
Transaction, acquisition, integration and other related expenses	0.4	1.7	(1.3)	(76)%	2.3	2.5	(0.2)	(8)%
Asset impairments	—	3.6	(3.6)	(100)%	—	3.6	(3.6)	(100)%
Interest expense	22.8	16.5	6.3	38%	43.6	30.1	13.5	45%
Unrealized gain on marketable equity investment	(102.7)	—	(102.7)	n/m	(143.2)	—	(143.2)	n/m
Loss on early extinguishment of debt	—	0.3	(0.3)	(100)%	3.1	36.5	(33.4)	(92)%
Income tax expense	1.0	0.7	0.3	43%	1.8	1.1	0.7	64%
Net Operating Income	$128.0	$107.3	$20.7	19%	$256.8	$204.3	$52.5	26%

Financial Condition, Liquidity and Capital Resources
Short-term Liquidity

Our short-term liquidity requirements primarily consist of operating, sales and marketing, and general and administrative expenses, dividend payments and recurring capital expenditures for our data center properties. We generally expect to meet these requirements from our cash flow from operations, cash balances and availability under our $3.0 Billion Credit Facility. For the six months ended June 30, 2018, our cash provided by operating activities was $148.5 million. This was in excess of our dividend payment for the first six months of 2018 of $86.6 million. We expect our operating cash flow to continue to trend in excess of our dividend payment.

Available capacity under the $3.0 Billion Credit Facility as of June 30, 2018, was $2.0 billion, which included $1.7 billion under the Revolving Credit Facility and $300.0 million in unused commitments on the term loan portion. Total liquidity as of June 30, 2018 was approximately $2.1 billion, which included availability of $2.0 billion under the $3.0 Billion Credit Facility and cash and cash equivalents of $116.2 million. For the three and six months ended June 30, 2018 we had no borrowings under the revolving portion of our credit facilities.

Long-term Liquidity

Our long-term liquidity requirements primarily consist of our capital expenditures for the development and acquisition of our data centers. For the six months ended June 30, 2018, our cash capital expenditures were $322.7 million. Our capital expenditures are primarily discretionary, excluding leases under contract, and have been utilized to expand our existing data center properties, acquire or construct new facilities, or both. We intend to continue to pursue additional growth opportunities and are prepared to commit additional resources to support this growth. We expect our total estimated capital expenditures, excluding the planned purchase of the Zenium Portfolio, for 2018 to be between $850 million and $900 million. We expect to meet our long-term liquidity requirements, including the planned Zenium Acquisition, from cash on hand, cash flows from our operations, issuances of debt and equity securities, and borrowings under our Revolving Credit Facility.

We regularly monitor commodity and labor pricing trends related to our data center development capital expenditures, where a large proportion of our current development project costs are under firm price commitments. Accordingly, while we have noted limited price increases in certain selective materials due to recent international trade negotiations and actions, we currently do not anticipate any material adverse effect on our overall development costs.

As of June 30, 2018, all of our outstanding debt matures between 2023 and 2027, a weighted average of 6.2 years to maturity. We expect to refinance these debts at or before their maturities or retire the debt from the sources described in this section. Our interest rate mix was 55% fixed ($1.2 billion) and 45% floating ($1.0 billion).

For the six months ended June 30, 2018, the Company sold approximately 3.0 million shares of its common stock under the ATM stock offering program, generating net proceeds of approximately $152.0 million after giving effect to sales agent commissions of $1.9 million. As of June 30, 2018, of the $500.0 million authorized under the ATM stock offering program, there was approximately $346.0 million in remaining capacity.

In addition to the sources of capital described herein, we have access to other potential sources of capital including mortgage financing, property dispositions and sales of joint venture interests in our properties.

Cash Flows
Comparison of Six Months Ended June 30, 2018 and June 30, 2017

Cash provided by operating activities for the six months ended June 30, 2018 was $148.5 million compared to $121.5 million for the six months ended June 30, 2017, an increase of $27.0 million. The increase was primarily due to an increase in operating income as explained above, partially offset by the increase in interest payments of $25.8 million related to the debt, over the corresponding prior year period, and to a lesser extent, payments of annual property taxes and payment of our year-end bonus.

Cash used in investing activities for the six months ended June 30, 2018 was $322.7 million compared to $977.3 million for the six months ended June 30, 2017. Substantially all of our investing activity for both periods was related to our development and acquisition activities. Our capital expenditures for 2018 included the continued development in key markets, primarily Chicago, Northern Virginia, Dallas and Somerset. Capital expenditures for 2017 included the purchase of the Sentinel Properties for $492.3 million. In addition, 2017 capital expenditures included $485.0 million related primarily to development projects underway in Northern Virginia, Phoenix, Dallas, Chicago, San Antonio and Cincinnati and the purchase of 48 acres in Quincy, Washington.

Cash provided by financing activities for the six months ended June 30, 2018 was $138.5 million compared to $882.0 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, cash provided by financing activities was due to net proceeds from the issuance of common stock of $152.2 million, $256.4 million less than the prior period in 2017, and net proceeds from the issuance of debt of $82.7 million, $471.2 million less than the prior period in 2017. Other cash used in financing activities during the six months ended June 30, 2018 primarily related to dividends paid to stockholders of $86.6 million compared to $69.1 million in 2017. Our board of directors increased our dividend rate from $0.38 per share to $0.42 per share effective in the first quarter of 2017 and increased our dividend to $0.46 per share effective in the first quarter of 2018.
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
Also as a part of our normal course of business we procure certain data center equipment (generally generators and power distribution units) and utility power under purchase commitments, where we would be required to purchase certain minimum volumes. In general, we expect to manage these contracts such that the committed volume levels are below our current requirements and at prices that are below current spot market prices. However, if our requirements were to decrease, we could be obligated to complete the remaining minimum purchase commitments, holding the excess equipment for future development or disposing at then current prices. As of June 30, 2018, our aggregate commitments under these contracts is approximately $50.0 million.
We lease data center facilities and equipment from third parties. Operating lease expense for the three and six months ended June 30, 2018 was $1.9 million and $4.1 million, respectively. Future lease payments remaining under these operating leases as of June 30, 2018 is approximately $15.8 million.

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
As of June 30, 2018, we had approximately $1.2 billion of contractually outstanding consolidated debt at a weighted average fixed interest rate of approximately 5.16% and $1.0 billion of amounts outstanding under credit facilities with a weighted average variable interest rate of monthly LIBOR plus 1.49%. Monthly LIBOR as of June 30, 2018 was 2.10%.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments are traded or are otherwise terminated prior to maturity. However, interest rate changes will affect the fair value of our fixed rate instruments.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. We are exposed to interest rate changes primarily as a result of our variable rate debt we incur on our senior unsecured credit agreement and our consolidated cash investments. As of June 30, 2018, our floating rate debt outstanding is $1.0 billion. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures as of June 30, 2018 (amounts in millions, where positive amounts reflect an increase in net income and bracketed amounts reflect a decrease in net income):

	2.0%	1.5%	1.0%	0.5%
Variable rate credit facilities expense	$(20.0)	$(15.0)	$(10.0)	$(5.0)

Floating rate interest income is not significant as of June 30, 2018.

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
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a description of the Company’s market risks. There were no material changes for the period ended June 30, 2018.

Foreign Currency Risk

As of June 30, 2018, our exposure to foreign currency is not significant. For the six months ended June 30, 2018 our foreign currency translation adjustment included within stockholders’ equity was $0.1 million.

Upon the expected closing of the Zenium Acquisition, our exposure to foreign currency is expected to increase, primarily related to British pound sterling and Euro. While the purchase price for Zenium is denominated in U.S. dollars, we expect that future investments and expenditures relating to the Zenium Portfolio and its operations will be incurred in their functional currency. One of the ways we may mitigate future investment and operational foreign currency exposure could be by borrowing under our $3.0 Billion Credit Facility in the particular foreign currency, subject to availability and applicable borrowing conditions. However, we would expect to incur foreign currency transaction gains and losses, which would impact our consolidated net income, and translation of financial statements from the foreign functional currency to U.S. dollars, which would be included in other comprehensive income or loss and stockholders’ equity. Historically, we have not entered into foreign currency hedges, but if our international investments increase, we may consider entering into foreign currency hedges in the future.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2018. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, from time to time we are subject to claims and administrative proceedings. We do not believe any currently outstanding matters would have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations, liquidity and cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 22, 2018, as supplemented by the risk factor included in the section entitled "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, filed with the SEC on May 2, 2018, each of which are accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the six months ended June 30, 2018, the Company had no unregistered sales of equity securities or purchases of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibit No.	Exhibit Description

2.1
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated April 20, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on April 27, 2018 (Registration No. 001-35789)).

2.2
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated April 26, 2018 (Incorporated by reference to Exhibit 99.2 of Form 8-K, filed by CyrusOne Inc. on April 27, 2018 (Registration No. 001-35789)).

2.3
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated May 17, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on May 21, 2018 (Registration No. 001-35789)).

2.4
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated May 25, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on May 29, 2018 (Registration No. 001-35789)).

2.5
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated June 28, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on June 29, 2018 (Registration No. 001-35789)).

2.6
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated July 19, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on July 20, 2018 (Registration No. 001-35789)).

2.7
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated July 27, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on July 30, 2018 (Registration No. 001-35789)).

3.1	Articles of Amendment and Restatement of CyrusOne Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed by CyrusOne Inc. on January 25, 2013 (Registration No. 001-35789)).

3.2	Amended and Restated Bylaws of CyrusOne Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed by CyrusOne Inc. on March 17, 2017 (Registration No. 001-35789)).

31.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)*	XBRL Instance Document.

(101.SCH)*	XBRL Taxonomy Extension Schema Document.

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Submitted electronically with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 1st day of August, 2018.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President and Chief Executive Officer

By:	/s/ Diane M. Morefield
Diane M. Morefield
Executive Vice President and Chief Financial Officer

By:	/s/ Howard S. Garfield
Howard S. Garfield
Senior Vice President and Chief Accounting Officer