Form 10-Q
period 2018-09-30
CyrusOne Inc.
filed 2018-11-01
CIK 1553023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes  ☐    No  ☒
There were 105,834,497 shares of common stock outstanding as of October 26, 2018 with a par value of $0.01 per share.

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
As of September 30, 2018, the total number of outstanding shares of our common stock was approximately 105.8 million. CyrusOne Inc., directly or indirectly, owns all the operating partnership units of CyrusOne LP. As the direct or indirect owner of all the operating partnership units of CyrusOne LP and as sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP, CyrusOne Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CyrusOne Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Investment in real estate:
Land	$125.2	$104.6
Buildings and improvements	1,587.3	1,371.4
Equipment	2,452.5	1,813.9
Gross operating real estate	4,165.0	3,289.9
Less accumulated depreciation	(973.4)	(782.4)
Net operating real estate	3,191.6	2,507.5
Construction in progress, including land under development	738.6	487.1
Land held for future development	189.6	63.8
Total investment in real estate, net	4,119.8	3,058.4
Cash and cash equivalents	61.0	151.9
Rent and other receivables (net of allowance for doubtful accounts of $2.0 and $2.1 as of September 30, 2018 and December 31, 2017, respectively)	104.5	87.2
Equity investment	282.2	175.6
Goodwill	455.1	455.1
Intangible assets (net of accumulated amortization of $154.9 and $136.1 as of September 30, 2018 and December 31, 2017, respectively)	248.4	203.0
Other assets	222.1	180.9
Total assets	$5,493.1	$4,312.1
Liabilities and equity
Debt, net	$2,576.2	$2,089.4
Capital lease obligations and lease financing arrangements	162.7	142.0
Construction costs payable	160.5	115.5
Accounts payable and accrued expenses	96.8	97.9
Dividends payable	49.7	41.8
Deferred revenue and prepaid rents	139.5	111.6
Deferred tax liability	68.7	—
Total liabilities	3,254.1	2,598.2
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 105,834,067 and 96,137,874 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1.1	1.0
Additional paid in capital	2,685.3	2,125.6
Accumulated deficit	(444.3)	(486.9)
Accumulated other comprehensive income (loss)	(3.1)	74.2
Total stockholders’ equity	2,239.0	1,713.9
Total liabilities and equity	$5,493.1	$4,312.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Lease and other revenues from customers	$177.6	$155.5	$525.2	$440.8
Metered power reimbursements	29.0	19.8	74.9	50.7
Revenue	206.6	175.3	600.1	491.5
Operating expenses:
Property operating expenses	77.7	63.0	214.4	174.9
Sales and marketing	4.3	3.9	14.0	13.1
General and administrative	19.3	17.5	57.2	50.6
Depreciation and amortization	84.0	68.7	236.2	188.1
Transaction, acquisition, integration and other related expenses	1.1	4.1	3.4	6.6
Impairment losses	—	54.4	—	58.0
Total operating expenses	186.4	211.6	525.2	491.3
Operating income	20.2	(36.3)	74.9	0.2
Interest expense	(25.8)	(17.9)	(69.4)	(48.0)
Unrealized gain (loss) on marketable equity investment	(36.6)	—	106.6	—
Loss on early extinguishment of debt	—	—	(3.1)	(36.5)
Net income (loss) before income taxes	(42.2)	(54.2)	109.0	(84.3)
Income tax expense	(0.2)	(0.9)	(2.0)	(2.0)
Net income (loss)	$(42.4)	$(55.1)	$107.0	$(86.3)
Weighted average number of common shares outstanding - basic	98.8	90.4	97.8	87.5
Weighted average number of common shares outstanding - diluted	98.8	90.4	98.4	87.5
Income (loss) per share - basic	$(0.43)	$(0.61)	$1.09	$(0.99)
Income (loss) per share - diluted	$(0.43)	$(0.61)	$1.08	$(0.99)
Dividends declared per share	$0.46	$0.42	$1.38	$1.26

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(42.4)	$(55.1)	$107.0	$(86.3)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1.8)	(0.1)	(1.7)	—
Comprehensive income (loss)	$(44.2)	$(55.2)	$105.3	$(86.3)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(unaudited)

	Stockholders' Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance January 1, 2017	83.5	$0.8	$1,412.3	$(249.8)	$(1.3)	$1,162.0
Net loss	—	—	—	(86.3)	—	(86.3)
Stock-based compensation expense	(0.1)	—	11.6	—	—	11.6
Tax payment upon exercise of equity awards	(0.1)	—	(6.6)	—	—	(6.6)
Issuance of common stock, net	8.0	0.1	408.7	—	—	408.8
Dividends declared, $1.26 per share	—	—	—	(113.1)	—	(113.1)
Balance at September 30, 2017	91.3	$0.9	$1,826.0	$(449.2)	$(1.3)	$1,376.4

Balance at January 1, 2018	96.1	$1.0	$2,125.6	$(486.9)	$74.2	$1,713.9
Adoption of accounting standards:
Revenue recognition, cumulative modified retrospective	—	—	—	0.3	—	0.3
Financial instruments (equity investment), cumulative adjustment	—	—	—	75.6	(75.6)	—
Issuance of common stock, net	9.8	0.1	551.8	—	—	551.9
Net income	—	—	—	107.0	—	107.0
Stock-based compensation expense	—	—	13.0	—	—	13.0
Tax payment upon exercise of equity awards	(0.1)	—	(5.1)	—	—	(5.1)
Foreign currency translation adjustment	—	—	—	—	(1.7)	(1.7)
Dividends declared, $1.38 per share	—	—	—	(140.3)	—	(140.3)
Balance at September 30, 2018	105.8	$1.1	$2,685.3	$(444.3)	$(3.1)	$2,239.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$107.0	$(86.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	236.2	188.1
Interest expense amortization, net	3.0	3.4
Stock-based compensation expense	13.0	11.6
Provision for bad debt expense	0.6	0.5
Unrealized gain on marketable equity investment	(106.6)	—
Loss on early extinguishment of debt	3.1	36.5
Impairment losses	—	58.0
Other	—	1.3
Change in operating assets and liabilities:
Rent and other receivables, net and other assets	(55.4)	(53.7)
Accounts payable and accrued expenses	(23.4)	3.5
Deferred revenue and prepaid rents	25.4	27.2
Net cash provided by operating activities	202.9	190.1
Cash flows from investing activities:
Asset acquisitions, primarily real estate, net of cash acquired	(461.8)	(492.3)
Investment in real estate	(631.2)	(709.1)
Net cash used in investing activities	(1,093.0)	(1,201.4)
Cash flows from financing activities:
Issuance of common stock, net	551.9	408.8
Dividends paid	(132.3)	(107.4)
Proceeds from debt, net	1,665.1	1,946.0
Payments on debt	(1,272.7)	(1,212.1)
Payments on capital lease obligations and lease financing arrangements	(7.8)	(7.3)
Tax payment upon exercise of equity awards	(5.1)	(6.6)
Net cash provided by financing activities	799.1	1,021.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(90.9)	10.1
Cash, cash equivalents and restricted cash at beginning of period	151.9	14.6
Cash, cash equivalents and restricted cash at end of period	$61.0	$24.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

1. Description of Business

CyrusOne Inc., together with CyrusOne GP (the "General Partner"), a wholly-owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. wholly owns CyrusOne LP (the "Operating Partnership") and the subsidiaries of the Operating Partnership (collectively, “CyrusOne”, “we”, “us”, “our”, and the “Company”) is an owner, operator and developer of enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Our customers operate in a number of industries, including information technology, financial services, energy, oil and gas, mining, medical and consumer goods and services. We currently operate 47 data centers and two recovery centers located in the United States, United Kingdom, Germany and Singapore.
On January 24, 2013, the Company completed its initial public offering (the "IPO") of common stock and its common stock currently trades on the NASDAQ Exchange under the ticker symbol "CONE". As of September 30, 2018, all of the issued and outstanding Operating Partnership units of CyrusOne LP are owned, directly or indirectly, by the Company.

2. Summary of Significant Accounting Policies
Interim Unaudited Financial Information
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission ("SEC") on February 22, 2018. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.
Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our condensed consolidated financial statements as of September 30, 2018 and 2017, and for the three and nine months ended September 30, 2018 and 2017. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2017. All amounts reflected are in millions except share and per share data.

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
We capitalize project costs related to the development and construction of our data centers including interest, real estate taxes, insurance, and other direct costs. Indirect project costs not clearly related to development and construction are expensed as incurred. Indirect project costs that clearly relate to development and construction are capitalized and allocated to the developments to which they relate. For each development, capitalization begins when we determine that the development is probable and significant development activities are underway. We suspend capitalization at such time as significant development activity ceases, but future development is still probable. We cease capitalization when the developments or other improvements are completed and ready for their intended use, or if the intended use changes such that capitalization is no longer appropriate. Building and related improvements are generally considered ready for their intended use when the designated premises, which could be less than the entire building, is ready for occupancy.
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

Impairment Losses

If events or circumstances indicate that the carrying amount of the real estate investment, including leased real estate investments, may not be recoverable, we make an assessment of the recoverability of the asset, usually at the individual property level, by comparing the carrying amount of the asset to our estimate of the aggregate undiscounted future operating cash flows expected to be generated over the holding period of the asset including its eventual disposition.  If the carrying amount, including related real estate intangible assets, exceeds the aggregate undiscounted future operating cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset. We did not record any impairment losses for the three and nine months ended September 30, 2018 and recorded impairment losses of $54.4 million and $58.0 million for the three and nine months ended September 30, 2017, respectively, related to our leased data center facilities in the Connecticut markets, and with respect to the nine months ended September 30, 2017, our leased data center facility in Singapore.
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

We determine in-place lease values based on our evaluation of the specific characteristics of each tenant’s lease agreement and by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease up periods for the respective leasable area considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance, leasing commissions, tenant improvements and other operating expenses to execute similar leases as well as projected rental revenue and carrying costs during the expected lease up period. We amortize the value of in-place leases acquired to expense over the approximate weighted average remaining term of the leases, adjusted for projected tenant turnover, on a composite basis.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) estimates of current market lease rates for the corresponding in-place leases, measured over a period equal to (i) the remaining non-cancellable lease term for above-market leases, or (ii) the remaining non-cancellable lease term plus any fixed rate renewal options for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or liabilities, and amortize them as an adjustment to revenue over the lease term. Due

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

to the heavily negotiated terms of data center leases and their relative shorter-term maturity, the value of above-market or below-market in-place leases generally does not represent a significant portion of the fair value of the related real estate acquired.

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

We determine the fair value of assumed debt by calculating the net present value of the scheduled debt service payments using current market-based terms for interest rates for debt with similar terms that management believes we could obtain and remaining maturities. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.
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
Deferred Financing Costs
Deferred financing costs include legal and bank issuance costs incurred in connection with issuance of debt, including costs associated with the issuance of our credit facility, and are presented as a direct reduction from the carrying amount of debt. These financing costs are deferred and amortized to expense over the term of the debt and are included as a component of interest expense. When debt is paid prior to its scheduled maturity date, or the underlying terms are materially modified, the remaining carrying value of deferred finance costs, along with certain other payments to lenders, is included in loss on early extinguishment of debt.

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
Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (“the Code") and have qualified as a REIT since the year ended December 31, 2013. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our "REIT taxable income", as defined by the Code, to our stockholders. As a REIT, we generally will not be subject to federal income tax at the corporate level, however, we are still subject to foreign, state and local income taxes in the locations in which we conduct business. We intend to operate in such a manner as to continue to qualify as a REIT, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of September 30, 2018, we believe we are in compliance with all applicable REIT requirements. Since the year ended December 31, 2013, we have conducted certain non-REIT activities through taxable REIT subsidiaries (each, a "TRS"). Income recognized by our TRSs is subject to applicable federal, foreign, state, and local income and margin taxes. We have no significant taxes associated with our TRSs for the periods ended September 30, 2018 or 2017.
Deferred Income Taxes
Deferred income taxes represent the tax effect of temporary differences between the book and tax basis of assets and liabilities. As of September 31, 2018, we have a $68.7 million deferred tax liability, included in the Consolidated Balance Sheet for foreign income taxes associated with the Zenium acquisition. See Note 4. Investment in Real Estate for further discussion. As of December 31, 2017, we had no deferred tax liability.

We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of September 30, 2018, we had no significant uncertain tax positions.
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

Income (Loss) Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period excluding any unvested securities or unexercised options. Diluted earnings per share is calculated by adjusting basic earnings per share for the dilutive effect of the assumed exercise of securities and options, including the effect of shares issuable under our stock-based incentive plans. Our unvested share-based awards are considered participating securities and are reflected in the calculation of diluted earnings per share. During periods of net loss, the assumed exercise of securities and options

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

is anti-dilutive and is not included in the calculation of earnings per share. For the three months ended September 30, 2018 and for the three and nine months ended September 30, 2017, any common stock equivalents were anti-dilutive.

Business Segments

Our data centers have similar economic characteristics and customers across all geographic locations, and our service offerings and delivery of services are provided in a similar manner, using the same types of facilities and similar technologies. Our chief operating decision maker, the Company's Chief Executive Officer, reviews our financial information on an aggregate basis. As a result, we have concluded that we have one reportable business segment. One customer, a Fortune 500 company, represented approximately 19% and 18% of our revenue for the nine months ended September 30, 2018 and 2017, respectively.

Revenue from properties were $206.6 million and $175.3 million for the three months ended September 30, 2018 and 2017, respectively. Revenues from properties were $600.1 million and $491.5 million for the nine months ended September 30, 2018 and 2017, respectively. We had net investment in real estate of $4.1 billion and $3.1 billion, at September 30, 2018 and December 31, 2017, respectively. Revenue from non-U.S. properties was not material for the three and nine months ended September 30, 2018.
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

Statement of Cash Flows for the period ended September 30, 2017

•
The cash flow effect of the change in interest accrual is classified within accounts payable and accrued expenses. These items were previously combined with non-cash interest expense, net in the comparable prior year period ($1.3 million).

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

On January 1, 2018, we adopted ASU 2016-01 related to equity investments. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value now recognized in net income. Previously changes in fair value for available for sale equity investments were recorded in other comprehensive income (loss). The adoption of the new standard was made through a cumulative-effect adjustment to beginning retained earnings of $75.6 million. Prior financial statement amounts were not adjusted. For the three months ended September 30, 2018, the unrealized loss on investment was $36.6 million. For the nine months ended September 30, 2018, the unrealized gain on investment was $106.6 million.

New Accounting Pronouncements

In August 2018, the SEC issued Securities Act Release No. 33-10532, Disclosure Update and Simplification, which amends certain of its disclosure requirements and is intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The amendments will become effective on November 5, 2018. Among the amendments is the requirement to present the changes in shareholders’ equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q. Based on the effective date of the amendments and Exchange Act Forms Compliance and Disclosure Interpretation Question 105.09 issued by the staff of the SEC’s Division of Corporation Finance on September 25, 2018 and updated on October 4, 2018, the Company’s first presentation of changes in shareholders’ equity will be in its Form 10-Q for the quarter ending March 31, 2019.

In August 2018, the FASB issued ASU 2018-15, which clarifies the accounting for implementation costs incurred in a hosting arrangement that is a service contract. Capitalization of these implementation costs are accounted for under the same guidance as implementation costs incurred to develop or obtain internal-use software and recorded as a prepaid asset. These capitalized costs are to be expensed ratably over the hosting arrangement term as operating expense, along with the service fees. The guidance is effective for periods beginning after December 15, 2019. Early adoption is allowed. The Company does not plan to early adopt this guidance and is evaluating the impact of the new standard.

In August 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of ASC 820. Under this ASU, key provisions include new, eliminated and modified disclosure requirements. The guidance is effective for periods beginning after December 15, 2019. Early adoption is allowed. The Company does not plan to early adopt this guidance and is evaluating the impact of the new standard.

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under this ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The Company accounts for its share-based payments to our board of director members in the same manner as employees. Other than to our board of director members, the Company does not award share-based payments to any other nonemployees. Therefore, we do not expect this accounting pronouncement to significantly impact our financial statements. The guidance is effective for periods beginning after December 15, 2018. Early adoption is allowed.

In February 2016, the FASB issued ASU 2016-02, regarding the accounting for leases for both lessees and lessors. In July 2018, ASU 2016-02 was amended, providing another transition method by allowing companies to initially apply the new lease standard in the year of adoption and not the earliest comparative period. The lease standard amendment also provided a practical expedient for an accounting policy election for lessors, by class of underlying asset, to not separate nonlease components from the associated lease components as long as the timing and pattern of transfer are the same for the nonlease and lease components.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Lessees will recognize a right-of-use asset and a lease liability for leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments adjusted for any initial direct costs of the lease, lease incentives or early lease payments. For income statement purposes, the FASB retained a dual classification model, requiring lessees to classify leases as either operating or finance. Operating leases will result in straight-line rent expense (similar to current operating leases) while finance leases will result in interest and amortization expense (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. The new standard may be adopted using a modified retrospective transition and provides for certain practical expedients. We are evaluating the impact of ASU 2016-02 on our consolidated financial statements, where we believe the primary impact as a lessee will relate to leases where we are deemed to be the accounting owner of leasehold improvements.

The accounting for lessors will remain largely unchanged from current GAAP; however, the new lease standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, these costs are capitalizable and therefore the new lease standard will result in certain of these costs being expensed as incurred after adoption. During the nine months ended September 30, 2018 and 2017, we capitalized $1.1 million and $0.6 million, respectively, of internal costs related to our leasing activities. Further under current lessor accounting, a real estate lease could only be a sales-type lease if ownership of the real estate was transferred to the lessee. With the adoption of ASU 2016-02, there will no longer be an exclusion for real estate leases, where the same classification guidance applies to all leases. If, as lessor, our real estate leases would be classified as sales-type leases, the real estate asset would be eliminated, a net investment asset would be recognized generally equal to the present value of the minimum lease payments plus the unguaranteed residual value and a selling profit or loss recorded. We are currently evaluating how this guidance will apply to our leases, including sales-type, direct financing and operating classifications.

In light of the recently issued lease standard amendment and the new practical expedients, we continue to evaluate the impact of the new leasing standard. We plan to adopt the new standard January 1, 2019.

In January 2018, the FASB issued ASU 2018-01, which permits an entity to elect a practical expedient to not evaluate land easements that were not previously accounted for as leases prior to the entity’s adoption of the new lease accounting standard. Once the new lease standard is adopted, it should be applied prospectively to all new or modified land easements. The Company expects to adopt this new guidance effective January 1, 2019, along with the new lease standard, and will continue to evaluate the impact of this new guidance until it becomes effective.

In June 2016, the FASB issued ASU 2016-13 providing guidance which requires certain financial assets to be presented at the net amount expected to be collected. The guidance affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The guidance will apply to our trade receivables, notes receivable, net investments in leases and any other future financial assets that have the contractual right to receive cash that we may acquire in the future. The guidance is effective for periods beginning for us January 1, 2020. Early adoption is permitted. We are currently evaluating the impact of the new standard.

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Disaggregation of Revenue

For the three and nine months ended September 30, 2018, revenue disaggregated by primary revenue stream is as follows (in millions).

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Other revenues from customers
Managed services	$3.3	$9.7
Equipment sales	3.6	8.7
Other services	1.2	6.3
Total other revenues from customers	8.1	24.7
Colocation lease revenue	169.5	500.5
Metered power reimbursements	29.0	74.9
Revenue	$206.6	$600.1

Total other revenues from customers generated from operations outside of the United States were insignificant for the three and nine months ended September 30, 2018.

The balances and activities related to revenues from customers for accounts receivable, contract assets and contract liabilities are not material at September 30, 2018.

4. Investment in Real Estate

Acquisitions of Data Centers
On August 24, 2018, the Company completed its previously announced acquisition of Zenium Topco Ltd. and certain other affiliated entities ("Zenium"). Zenium is a hyperscale data center provider in Europe with four operating data centers in London and Frankfurt, and land sites available for development in London and Frankfurt. In connection with the acquisition, and after giving effect to a post-closing working capital adjustment, the Company paid aggregate cash consideration of $461.8 million, net of approximately $12.7 million of cash acquired, and assumed outside indebtedness of approximately $86.3 million. The Company has also accrued approximately $1.0 million related to the post-closing working capital adjustment, that is expected to be paid in the quarter ended December 31, 2018. The Company financed the acquisition with proceeds from the $300.0 million delayed draw term loan included in the 2023 Term Loan (as defined below) and $174.5 million of borrowings under the $1.7 Billion Revolving Credit Facility (as defined below). As a result of the acquisition, the Company recognized a $69.2 million deferred tax liability associated with temporary differences between the book basis of the assets acquired in the transaction.
The Company evaluated the acquisition and determined that substantially all of the fair value of the gross assets was concentrated in a group of similar identifiable assets and accounted for the transaction as an acquisition of assets.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

The consolidated financial statements of CyrusOne Inc. include the operating results of Zenium since the acquisition date, which was August 24, 2018. The following table summarizes the estimated fair values of all assets acquired at the date of acquisition:

IN MILLIONS
Investment in real estate	$595.4
Cash and cash equivalents	12.7
Rent and other receivables	9.0
Intangible assets:
Trade name	1.8
Leasehold interest	1.6
In-place leases	60.9
Other assets	1.1

Accounts payable	(24.2)
Deferred revenue	(3.3)
Capital lease obligations	(25.0)
Deferred tax liability	(69.2)
Debt	(86.3)
Net assets acquired attributable to CyrusOne Inc.	474.5
Cash acquired	(12.7)
Net cash paid at acquisition	$461.8
On February 28, 2017, the Company acquired two data centers located in Raleigh-Durham, North Carolina and Somerset, New Jersey which was accounted for as an asset acquisition. The Company's aggregate cash consideration paid totaled approximately $492.3 million, including related acquisition and closing costs. The two properties consist of approximately 160,000 colocation square feet and approximately 21 megawatts of power capacity.
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

Land for future development

During the three months ended September 30, 2018, the Company purchased approximately 99 acres of land for $139.9 million, and the Company purchased approximately 66 acres of land for $13.0 million during the three months ended September 30, 2017.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

During the nine months ended September 30, 2018, the Company purchased approximately 167 acres of land for $159.6 million, and the Company purchased approximately 209 acres of land for $35.3 million during the nine months ended September 30, 2017.
Real Estate Investments and Intangibles and Related Depreciation and Amortization

As of September 30, 2018 and December 31, 2017, major components of our real estate investments and intangibles and related accumulated depreciation and amortization are as follows (in millions):

	September 30, 2018					December 31, 2017
	Investment in Real Estate		Intangibles			Investment in Real Estate		Intangibles
	Buildings and Improvements	Equipment	Customer Relationships	In Place Leases	Other Contractual	Buildings and Improvements	Equipment	Customer Relationships	In Place Leases	Other Contractual
Cost	$1,587.3	$2,452.5	$247.1	$136.7	$19.5	$1,371.4	$1,813.9	$247.1	$75.9	$16.1
Less: accumulated depreciation and amortization	(461.4)	(512.0)	(134.2)	(13.4)	(7.3)	(418.2)	(364.2)	(123.0)	(7.1)	(6.0)
Net	$1,125.9	$1,940.5	$112.9	$123.3	$12.2	$953.2	$1,449.7	$124.1	$68.8	$10.1

As of September 30, 2018 and December 31, 2017, construction in progress includes $28.8 million and $8.7 million of land which is under active development, respectively.

Depreciation expense was $74.9 million and $210.0 million for the three and nine months ended September 30, 2018, respectively, and $60.1 million and $164.3 million for the three and nine months ended September 30, 2017, respectively.

Other contractual intangibles include trademark/tradename, favorable leasehold interests and above/below market leases. Amortization expense was $9.1 million and $26.2 million for the three and nine months ended September 30, 2018, respectively, and $8.6 million and $23.8 million for the three and nine months ended September 30, 2017.

5. Equity Investment

As of September 30, 2018 and December 31, 2017, our only equity investment represents a marketable equity investment in newly issued unregistered, ordinary shares equivalent to the American depository shares of GDS Holdings Limited ("GDS"), a developer and operator of high-performance, large-scale data centers in China. For the three months ended September 30, 2018, the unrealized loss on investment was $36.6 million. For the nine months ended September 30, 2018, the unrealized gain on investment was $106.6 million.

6. Other Assets

As of September 30, 2018 and December 31, 2017, the components of other assets are as follows (in millions):

	September 30, 2018	December 31, 2017
Straight line receivables, net	$120.1	$100.0
Deferred leasing and other contract costs	40.9	33.7
Prepaid expenses	26.3	20.0
Non-real estate assets, net	15.6	16.7
Other	19.2	10.5
Total	$222.1	$180.9

Non-real estate assets primarily include administrative related equipment and office leasehold improvements, depreciated or amortized over the shorter of the assets useful life or the related lease term.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

7. Debt
As of September 30, 2018 and December 31, 2017, the components of debt are as follows (unless otherwise noted, interest rate and maturity date information are as of September 30, 2018) (in millions):

	September 30, 2018	December 31, 2017	Interest Rate(a)	Maturity Date
$3.0 Billion Credit Facility:
$1.7 Billion Revolving Credit Facility	$—	$—	Monthly LIBOR + 1.45%	March 2022(b)
2023 Term Loan	1,000.0	—	Monthly LIBOR + 1.40%	March 2023
2025 Term Loan	300.0	—	Monthly LIBOR + 1.70%	March 2025
$2.0 Billion Credit Facility:
$1.1 Billion Revolving Credit Facility	—	—	Monthly LIBOR + 1.55%	N/A
2021 Term Loan	—	250.0	Monthly LIBOR + 1.50%	N/A
2022 Term Loan	—	650.0	Monthly LIBOR + 1.50%	N/A
2024 Notes, including bond premium of $5.9 million	705.9	706.8	5.000%	March 2024
2027 Notes, including bond premium of $9.4 million	509.4	510.5	5.375%	March 2027
EUR construction facility	95.6	—	EURIBOR + 3.25%	June 2023
Deferred financing costs	(34.7)	(27.9)	—	—
Total	$2,576.2	$2,089.4
(a) - Monthly LIBOR at September 30, 2018 was 2.25%.
(b) - The Company may exercise a one-year extension option, subject to certain conditions.

On March 29, 2018, the Company entered into a new $3.0 billion unsecured credit facility. The new credit facility consists of a $1.7 billion revolving credit facility ("$1.7 Billion Revolving Credit Facility"), which includes a $750 million multicurrency borrowing sublimit, a 5-year term loan with commitments totaling $1.0 billion ("2023 Term Loan") and a $300.0 million 7-year term loan ("2025 Term Loan") (collectively, the "$3.0 Billion Credit Facility"). We borrowed $700.0 million under the 2023 Term Loan on March 31, 2018, and the 2023 Term Loan includes a delayed draw feature which allows the Company to draw $300.0 million in up to three tranches over a six-month period in multiple currencies. The Company exercised the draw as a part of the Zenium acquisition. The $1.7 Billion Revolving Credit Facility has the option to borrow in non-USD currencies and includes a one-year option which, if exercised by the Company, would extend the final maturity to March 2023. The $3.0 Billion Credit Facility also includes an accordion feature providing for an aggregate increase in the revolving and term components to $4.0 billion, subject to certain conditions. The $1.7 Billion Revolving Credit Facility, and the 2023 and 2025 Term Loans, are prepayable at our option.

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

In August 2018, the Company financed the acquisition of Zenium with proceeds from its $300.0 million delayed draw term loan included in the 2023 Term Loan and $174.5 million of borrowings under the $1.7 Billion Revolving Credit Facility. In connection with the acquisition, the Company assumed a six-year, €100.0 million construction facility. The construction facility is to be repaid in quarterly installments beginning June 30, 2019 and ending June 30, 2023. The construction facility has an accordion feature which can be exercised a maximum of three times, ranging in amounts from €5.0 million to €31.5 million. The construction facility is used to finance the construction of a data center in Frankfurt.

We pay commitment fees for the unused amount of borrowings on the $1.7 Billion Revolving Credit Facility and fees on any outstanding letters of credit. The commitment fees are equal to 0.25% per annum of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The commitment fees decrease to 0.15% per annum upon 50% or greater utilization. We also paid commitment fees on the $1.1 Billion Revolving Credit

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Facility through its retirement in March 2018. Commitment fees were $1.0 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively, and $2.8 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, additional borrowing capacity under the $3.0 Billion Credit Facility was approximately $1.7 billion under the $1.7 Billion Revolving Credit Facility.

As of September 30, 2018, we had $7.8 million of outstanding letters of credit issued under our credit facilities.
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

Our debt agreements contain customary provisions with respect to events of default, affirmative and negative covenants and borrowing conditions. The most restrictive covenants are generally included in the $3.0 Billion Credit Agreement. The $3.0 Billion Credit Agreement requires us to maintain certain financial covenants including the following, in each case on a consolidated basis, a minimum fixed charge ratio, maximum total and secured leverage ratios, a minimum tangible net worth requirement, a maximum secured recourse indebtedness ratio, a minimum unencumbered debt yield ratio and a maximum ratio of unsecured indebtedness to unencumbered asset value. In order to continue to have access to amounts available under the $3.0 Billion Credit Agreement, the Company must remain in compliance with all of that agreement's covenants. As of September 30, 2018, we believe we are in compliance with all provisions of our debt agreements.

As of September 30, 2018, all of our outstanding debt matures between 2023 and 2027.

8. Capital Lease Obligations and Lease Financing Arrangements

As of September 30, 2018 and December 31, 2017, capital lease obligations and lease financing arrangements are as follows (in millions):

	September 30, 2018	December 31, 2017
Capital lease obligations	$36.9	$10.1
Lease financing arrangements	125.8	131.9
Total	$162.7	$142.0

Capital lease obligations represent financing for five of our data centers. The remaining terms of our capital leases range from 2021 to 2041.

Lease financing arrangements represent leases of real estate in which we are involved in the construction of structural improvements to develop or improve buildings into data centers. The remaining terms of our lease financing arrangements range from 2020 to 2035.

The following table summarizes aggregate minimum principal payments of the capital lease obligations and lease financing arrangements for the five years subsequent to September 30, 2018, and thereafter (in millions):

	Capital Leases	Lease Financing Arrangements
2018	$0.8	$1.8
2019	3.1	7.7
2020	3.3	21.0
2021	3.5	5.7
2022	2.6	6.3
Thereafter	23.6	83.3
Total	$36.9	$125.8

Interest expense on capital lease obligations and lease financing arrangements was $2.2 million and $6.7 million for the three and nine months ended September 30, 2018, respectively, and $2.2 million and $6.7 million for the three and nine months ended September 30, 2017, respectively.

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
The fair value of cash and cash equivalents, rent and other receivables, construction costs payable, dividends payable and accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these financial instruments. The carrying value, exclusive of deferred financing costs, for the revolving credit facilities and the floating rate term loans approximate estimated fair value as of September 30, 2018 and December 31, 2017, due to the floating rate nature of the interest rates and the stability of our credit ratings.
The carrying value and fair value of other financial instruments are as follows (in millions):

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Notes	$705.9	$714.0	$706.8	$728.0
2027 Notes	509.4	512.5	510.5	527.5
Equity investment	282.2	282.2	175.6	175.6
The fair values of our 2024 Notes and 2027 Notes as of September 30, 2018 were based on the quoted market prices for these notes, which is considered Level 1 of the fair value hierarchy. The fair value of the equity investment ($282.2 million at September 30, 2018) was based on the quoted market price for the stock which is considered Level 1 of the fair value hierarchy.
10. Stockholders' Equity

Capitalization

During the nine months ended September 30, 2018 and 2017, we sold 9.7 million and 8.0 million common shares, respectively, at an average price of $58.67 and $52.47, respectively. At September 30, 2018, the Company had approximately 105.8 million common shares outstanding.

Distributions
During the nine months ended September 30, 2018 and 2017, regular dividends were paid to our stockholders of $1.38 and $1.26 per common share, respectively. On October 30, 2018, the Company will announce a cash dividend of $0.46 per common share payable on January 11, 2019, to stockholders of record at the close of business on January 2, 2019.
Stock Plans

The board of directors of CyrusOne Inc. adopted the 2012 Long-Term Incentive Plan ("LTIP"), which was amended and restated on May 2, 2016. The LTIP is administered by the compensation committee of the board of directors. Awards issuable under the LTIP include common stock, restricted stock, restricted stock units, stock options and other incentive awards. CyrusOne Inc. has reserved a total of 8.9 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. Shares available under the LTIP at September 30, 2018, were approximately 5.0 million. Awards vest according to each agreement, generally ratably over a three-year period, as long as the employee remains employed with the Company, and with respect to certain awards, based on the outcome of market or performance criteria.

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
Total stock-based compensation expense for the three and nine months ended September 30, 2018 was $4.6 million and $13.0 million, respectively, and for the three and nine months ended September 30, 2017 was $4.0 million and $11.6 million, respectively.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

The following tables present the stock plan activity for the nine months ended September 30, 2018 and 2017 for restricted stock units, restricted stock and stock options (performance-based awards are reflected at the target amount of the grant):

Restricted Stock Units ("RSU")

	2018		2017
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	265,002	$56.08	—	$—
Granted	356,148	53.18	269,055	55.95
Exercised	(88,371)	44.50	—	—
Forfeited	(21,701)	53.56	(3,986)	53.84
Outstanding September 30,	511,078	$56.17	265,069	$56.07

Time-based RSUs outstanding	267,314	$52.45	135,923	$49.27
Performance-based RSUs outstanding	243,764	$60.25	129,146	$63.23

Restricted Stock ("RS")

	2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding January 1,	715,098	$32.21	1,274,713	$28.95
Granted	17,052	51.31	18,179	48.13
Exercised	(238,816)	27.47	(432,424)	26.35
Forfeited	(55,708)	29.16	(131,171)	21.07
Outstanding September 30,	437,626	$35.93	729,297	$32.39

Time-based RSs outstanding	332,868	$38.25	422,180	$37.47
Performance-based RSs outstanding	104,758	$28.54	307,117	$25.40

Stock Options

	2018		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding January 1,	415,459	$31.67	434,268	$31.89
Granted	—	—	—	—
Exercised	(14,236)	23.58	(279)	48.82
Forfeited	—	—	—	—
Outstanding September 30,	401,223	$31.96	433,989	$31.90

Time-based stock options outstanding	348,137	$33.23	366,667	$33.42
Performance-based stock options outstanding	53,086	$23.58	67,322	$23.58

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
On September 28, 2018, CyrusOne Inc. completed a public offering of 6.7 million shares of its common stock for $398.2 million, net of underwriting discounts and expenses of approximately $17.2 million. In connection with this offering, on September 25, 2018, CyrusOne Inc. entered into a forward sale agreement with Morgan Stanley & Co. LLC with respect to an additional 2.5 million shares of its common stock. The forward sale agreement expires in September 2019. This contract had an immaterial impact on our diluted share count at September 30, 2018.
The following table reflects the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2018 and 2017:

IN MILLIONS, except per share amounts
	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$(42.4)	$(42.4)	$(55.1)	$(55.1)	$107.0	$107.0	$(86.3)	$(86.3)
Less: Restricted stock dividends	(0.3)	(0.3)	(0.2)	(0.2)	(0.8)	(0.8)	(0.7)	(0.7)
Net income (loss) available to stockholders	$(42.7)	$(42.7)	$(55.3)	$(55.3)	$106.2	$106.2	$(87.0)	$(87.0)
Denominator:
Weighted average shares outstanding-basic	98.8	98.8	90.4	90.4	97.8	97.8	87.5	87.5
Performance-based restricted stock and units		—		—		0.6		—
Weighted average shares outstanding-diluted		98.8		90.4		98.4		87.5
EPS:
Net income (loss) per share-basic	$(0.43)		$(0.61)		$1.09		$(0.99)
Effect of dilutive shares:
Net income (loss) per share-diluted		$(0.43)		$(0.61)		$1.08		$(0.99)

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

For the three and nine months ended September 30, 2018, the Company incurred $0.4 million and $0.9 million, respectively, of commission and referral charges and accrued expenses payable to GDS. The commission and referral charges were capitalized as deferred leasing costs and will be amortized over the terms of the respective customer leases. No significant referral expense was recognized by the Company in 2018 or 2017. We have not recognized any referral revenue related to the agreement with GDS in 2018 or 2017. See Note 5, "Equity Investment", for additional information related to our GDS investment.

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

The activities of our TRSs include performing services for our customers that would otherwise be considered impermissible for REITs. While CyrusOne Inc. and the Operating Partnership do not pay federal income taxes, we are still subject to foreign, state, and local income taxes in certain of the locations in which we conduct business. Income tax expense was $0.2 million and $2.0

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

million for the three and nine months ended September 30, 2018, respectively, and $0.9 million and $2.0 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, we have a $68.7 million deferred tax liability, included in the Consolidated Balance Sheet for foreign income taxes associated with the Zenium acquisition. As of December 31, 2017, we had no deferred tax liability.

14. Commitments and Contingencies

We lease certain data center facilities and equipment from third parties. Operating lease expense was $0.9 million and $5.0 million for the three and nine months ended September 30, 2018, respectively, and $2.1 million and $6.1 million for the three and nine months ended September 30, 2017, respectively. Certain of these leases provide for renewal options with fixed rent escalations beyond the initial lease term.

As of September 30, 2018, future minimum lease payments required under operating leases having initial or remaining non-cancellable lease terms in excess of one year are as follows (in millions):

2018	$1.3
2019	4.8
2020	4.3
2021	3.1
2022	3.1
Thereafter	43.9
Total	$60.5
As of September 30, 2018, we had outstanding letters of credit of $7.8 million as security for obligations under the terms of our lessee agreements.

We have entered into non-cancellable contracted commitments for construction of data center facilities and acquisition of equipment. As of September 30, 2018, these commitments were approximately $293.2 million and are expected to be incurred over the next one to two years. In addition, we have entered into equipment and utility power contracts, which require minimum purchase commitments for power. These agreements range from one to two years and provide for payments for early termination or require minimum payments for the remaining term. As of September 30, 2018, the minimum commitments for these arrangements were approximately $53.0 million.
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

15. Guarantors

The 2024 Notes and 2027 Notes issued by CyrusOne LP (the “LP Co-Issuer”) and CyrusOne Finance Corp. (the “Finance Co-Issuer” and, together with the LP Co-Issuer, the “Co-Issuers”) are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis. The guarantors include CyrusOne Inc. (the “Parent Guarantor”), the General Partner and certain domestic wholly-owned subsidiaries of the Operating Partnership (together with the General Partner, the “Guarantor Subsidiaries”; the Guarantor Subsidiaries together with the Parent Guarantor, the “Guarantors”). As of September 30, 2018 and 2017, non-guarantors are all of our foreign subsidiaries and certain domestic subsidiaries (collectively, the “Non-Guarantors”). The foreign subsidiaries we acquired upon our acquisition of Zenium are classified as Non-Guarantors.

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

The Parent Guarantor is a REIT whose only material asset is its ownership of operating partnership units of the LP Co-Issuer. The LP Co-Issuer and its subsidiaries hold substantially all the assets of the Company. The LP Co-Issuer conducts the operations of the business, along with its subsidiaries. The Finance Co-Issuer does not have any operations or revenues. The Guarantor Subsidiaries include substantially all of our domestic operations and include approximately 85% of our gross operating real estate. The Non-Guarantors include substantially all of our foreign operations, primarily in the United Kingdom, Germany and Singapore. The Non-Guarantors' assets also include the ownership of our equity investment in GDS of $282.2 million as of September 30, 2018, which was not an investment as of or for the three and nine months ended September 30, 2017. The equity investment has not made any distributions for the three and nine months ended September 30, 2018, but the Company did recognize an unrealized fair value loss of $36.6 million and an unrealized fair value gain of $106.6 million with respect to this investment, which is included in net income for the three and nine months ended September 30, 2018, respectively.

The following schedules present the condensed consolidating balance sheets as of September 30, 2018 and December 31, 2017, and the condensed consolidating statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017, and the statements of cash flows for the nine months ended September 30, 2018 and 2017, for the Parent Guarantor, General Partner, each Co-Issuer, Guarantor Subsidiaries, and Non-Guarantors. Eliminations and consolidation adjustments primarily relate to the elimination of investments in subsidiaries and equity (loss) earnings related to investments in subsidiaries (in millions).

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Condensed Consolidating Balance Sheets

	As of September 30, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Total investment in real estate, net	$—	$—	$—	$—	$3,470.1	$620.0	$29.7	$4,119.8
Cash and cash equivalents	—	—	—	—	44.9	16.1	—	61.0
Investment in subsidiaries	2,236.5	22.4	3,042.4	—	—	—	(5,301.3)	—
Rent and other receivables, net	—	—	—	—	96.3	8.2	—	104.5
Intercompany receivable	22.5	—	1,701.4	—	4.3	—	(1,728.2)	—
Equity investment	—	—	—	—	—	282.2	—	282.2
Goodwill	—	—	—	—	455.1	—	—	455.1
Intangible assets, net	—	—	—	—	184.3	64.1	—	248.4
Other assets	—	—	0.5	—	207.3	14.3	—	222.1
Total assets	$2,259.0	$22.4	$4,744.3	$—	$4,462.3	$1,004.9	$(6,999.8)	$5,493.1
Debt, net	$—	$—	$2,480.6	$—	$—	$95.6	$—	$2,576.2
Intercompany payable	—	—	22.5	—	1,701.4	4.3	(1,728.2)	—
Capital lease obligations and lease financing arrangements	—	—	—	—	108.3	54.4	—	162.7
Accounts payable and accrued expenses	—	—	4.7	—	81.2	10.9	—	96.8
Construction costs payable	—	—	—	—	153.7	6.8	—	160.5
Dividends payable	49.7	—	—	—	—	—	—	49.7
Deferred revenue and prepaid rents	—	—	—	—	136.4	3.1	—	139.5
Deferred tax liability	—	—	—	—	—	68.7	—	68.7
Total liabilities	49.7	—	2,507.8	—	2,181.0	243.8	(1,728.2)	3,254.1
Total stockholders' equity	2,209.3	22.4	2,236.5	—	2,281.3	761.1	(5,271.6)	2,239.0
Total liabilities and equity	$2,259.0	$22.4	$4,744.3	$—	$4,462.3	$1,004.9	$(6,999.8)	$5,493.1

	As of December 31, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Total investment in real estate, net	$—	$—	$—	$—	$3,014.9	$25.8	$17.7	$3,058.4
Cash and cash equivalents	—	—	—	—	151.2	0.7	—	151.9
Investment in subsidiaries	1,718.0	17.2	2,190.2	—	—	—	(3,925.4)	—
Rent and other receivables, net	—	—	—	—	84.6	2.6	—	87.2
Intercompany receivable	20.0	—	1,656.4	—	—	—	(1,676.4)	—
Equity investment	—	—	—	—	—	175.6	—	175.6
Goodwill	—	—	—	—	455.1	—	—	455.1
Intangible assets, net	—	—	—	—	203.0	—	—	203.0
Other assets	—	—	0.5	—	177.7	2.7	—	180.9
Total assets	$1,738.0	$17.2	$3,847.1	$—	$4,086.5	$207.4	$(5,584.1)	$4,312.1
Debt, net	$—	$—	$2,089.4	$—	$—	$—	$—	$2,089.4
Intercompany payable	—	—	20.0	—	1,656.4	—	(1,676.4)	—
Capital lease obligations and lease financing arrangements	—	—	—	—	110.0	32.0	—	142.0
Accounts payable and accrued expenses	—	—	19.7	—	77.3	0.9	—	97.9
Construction costs payable	—	—	—	—	115.5	—	—	115.5
Dividends payable	41.8	—	—	—	—	—	—	41.8
Deferred revenue and prepaid rents	—	—	—	—	110.8	0.8	—	111.6
Total liabilities	41.8	—	2,129.1	—	2,070.0	33.7	(1,676.4)	2,598.2
Total stockholders' equity	1,696.2	17.2	1,718.0	—	2,016.5	173.7	(3,907.7)	1,713.9
Total liabilities and equity	$1,738.0	$17.2	$3,847.1	$—	$4,086.5	$207.4	$(5,584.1)	$4,312.1

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended September 30, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/ Consolidations	Total
Revenue	$—	$—	$—	$—	$201.8	$4.8	$—	$206.6
Total operating expenses	—	—	—	—	180.2	6.2	—	186.4
Operating income	—	—	—	—	21.6	(1.4)	—	20.2
Interest expense	—	—	(29.2)	—	—	(0.7)	4.1	(25.8)
Unrealized loss on marketable equity investment	—	—	—	—	—	(36.6)	—	(36.6)
Loss on early extinguishment of debt	—	—	—	—	—	—	—	—
Net income (loss) before income taxes	—	—	(29.2)	—	21.6	(38.7)	4.1	(42.2)
Income tax (benefit) expense	—	—	—	—	(0.7)	0.5	—	(0.2)
Equity earnings (loss) related to investment in subsidiaries	(48.3)	(0.5)	(19.1)	—	—	—	67.9	—
Net income (loss)	(48.3)	(0.5)	(48.3)	—	20.9	(38.2)	72.0	(42.4)
Other comprehensive income (loss)	—	—	—	—	—	(1.8)	—	(1.8)
Comprehensive income (loss)	$(48.3)	$(0.5)	$(48.3)	$—	$20.9	$(40.0)	$72.0	$(44.2)

	Three Months Ended September 30, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$173.9	$1.4	$—	$175.3
Total operating expenses	—	—	—	—	210.9	0.7	—	211.6
Operating income	—	—	—	—	(37.0)	0.7	—	(36.3)
Interest expense	—	—	(19.9)	—	—	(0.7)	2.7	(17.9)
Loss on early extinguishment of debt	—	—	—	—	—	—	—	—
Net (loss) income before income taxes	—	—	(19.9)	—	(37.0)	—	2.7	(54.2)
Income tax expense	—	—	—	—	(0.9)	—	—	(0.9)
Equity (loss) earnings related to investment in subsidiaries	(57.8)	(0.5)	(37.9)	—	—	—	96.2	—
Net (loss) income	(57.8)	(0.5)	(57.8)	—	(37.9)	—	98.9	(55.1)
Other comprehensive income (loss)	—	—	—	—	—	(0.1)	—	(0.1)
Comprehensive (loss) income	$(57.8)	$(0.5)	$(57.8)	$—	$(37.9)	$(0.1)	$98.9	$(55.2)

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Nine Months Ended September 30, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/ Consolidations	Total
Revenue	$—	$—	$—	$—	$592.0	$8.1	$—	$600.1
Total operating expenses	—	—	—	—	516.8	8.4	—	525.2
Operating income	—	—	—	—	75.2	(0.3)	—	74.9
Interest expense	—	—	(79.3)	—	—	(2.1)	12.0	(69.4)
Unrealized gain on marketable equity investment	—	—	—	—	—	106.6	—	106.6
Loss on early extinguishment of debt	—	—	(3.1)	—	—	—	—	(3.1)
Net income (loss) before income taxes	—	—	(82.4)	—	75.2	104.2	12.0	109.0
Income tax expense	—	—	—	—	(2.5)	0.5	—	(2.0)
Equity earnings (loss) related to investment in subsidiaries	93.3	0.9	175.7	—	—	—	(269.9)	—
Net income (loss)	93.3	0.9	93.3	—	72.7	104.7	(257.9)	107.0
Other comprehensive income (loss)	—	—	—	—	—	(1.7)	—	(1.7)
Comprehensive income (loss)	$93.3	$0.9	$93.3	$—	$72.7	$103.0	$(257.9)	$105.3

	Nine Months Ended September 30, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$487.5	$4.0	$—	$491.5
Total operating expenses	—	—	—	—	484.8	6.5	—	491.3
Operating income	—	—	—	—	2.7	(2.5)	—	0.2
Interest expense	—	—	(53.6)	—	—	(2.0)	7.6	(48.0)
Loss on early extinguishment of debt	—	—	(36.5)	—	—	—	—	(36.5)
Net (loss) income before income taxes	—	—	(90.1)	—	2.7	(4.5)	7.6	(84.3)
Income tax expense	—	—	—	—	(2.0)	—	—	(2.0)
Equity (loss) earnings related to investment in subsidiaries	(93.9)	(0.9)	(3.8)	—	(4.5)	—	103.1	—
Net (loss) income	(93.9)	(0.9)	(93.9)	—	(3.8)	(4.5)	110.7	(86.3)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—
Comprehensive income (loss)	$(93.9)	$(0.9)	$(93.9)	$—	$(3.8)	$(4.5)	$110.7	$(86.3)

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Net cash (used in) provided by operating activities	$—	$—	$(89.2)	$—	$284.9	$(4.8)	$12.0	$202.9
Cash flows from investing activities:
Asset acquisitions, primarily real estate, net of cash acquired	—	—	—	—	—	(461.8)	—	(461.8)
Investment in real estate	—	—	—	—	(608.5)	(10.7)	(12.0)	(631.2)
Investment in subsidiaries	(551.9)	(5.5)	(663.2)	—	—	—	1,220.6	—
Return of investment	132.3	—	—	—	—	—	(132.3)	—
Intercompany borrowings	5.1	—	(44.8)	—	—	—	39.7	—
Net cash (used in) provided by investing activities	(414.5)	(5.5)	(708.0)	—	(608.5)	(472.5)	1,116.0	(1,093.0)
Cash flows from financing activities:
Issuance of common stock, net	551.9	—	—	—	—	—	—	551.9
Dividends paid	(132.3)	—	(132.3)	—	—	—	132.3	(132.3)
Intercompany borrowings	—	—	(5.1)	—	44.8	—	(39.7)	—
Proceeds from debt, net	—	—	1,655.4	—	—	9.7	—	1,665.1
Payments on debt	—	—	(1,272.7)	—	—	—	—	(1,272.7)
Payments on capital lease obligations and lease financing arrangements	—	—	—	—	(6.5)	(1.3)	—	(7.8)
Tax payment upon exercise of equity awards	(5.1)	—	—	—	—	—	—	(5.1)
Contributions/distributions from parent	—	5.5	551.9	—	179.0	484.2	(1,220.6)	—
Net cash provided by (used in) financing activities	414.5	5.5	797.2	—	217.3	492.6	(1,128.0)	799.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	—	—	0.1	—	0.1
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—	—	—	(106.3)	15.4	—	(90.9)
Cash, cash equivalents and restricted cash at beginning of period	—	—	—	—	151.2	0.7	—	151.9
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—	$—	$44.9	$16.1	$—	$61.0

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

	Nine Months Ended September 30, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Net cash (used in) provided by operating activities	$—	$—	$(51.6)	$—	$234.5	$(0.4)	$7.6	$190.1
Cash flows from investing activities:
Asset acquisitions, primarily real estate, net of cash acquired	—	—	—	—	(492.3)	—	—	(492.3)
Investment in real estate	—	—	—	—	(701.5)	—	(7.6)	(709.1)
Investment in subsidiaries	(408.2)	(4.1)	(408.2)	—	(0.1)	—	820.6	—
Return of investment	107.4	—	—	—	—	—	(107.4)	—
Intercompany borrowings	6.0	—	(568.9)	—	—	—	562.9	—
Net cash (used in) provided by investing activities	(294.8)	(4.1)	(977.1)	—	(1,193.9)	—	1,268.5	(1,201.4)
Cash flows from financing activities:
Issuance of common stock, net	408.8	—	—	—	—	—	—	408.8
Dividends paid	(107.4)	—	(107.4)	—	—	—	107.4	(107.4)
Intercompany borrowings	—	—	(6.0)	—	568.9	—	(562.9)	—
Proceeds from debt, net	—	—	1,946.0	—	—	—	—	1,946.0
Payments on debt	—	—	(1,212.1)	—	—	—	—	(1,212.1)
Payments on capital lease obligations and lease financing arrangements	—	—	—	—	(6.5)	(0.8)	—	(7.3)
Tax payment upon exercise of equity awards	(6.6)	—	—	—	—	—	—	(6.6)
Contributions/distributions from parent	—	4.1	408.2	—	408.2	0.1	(820.6)	—
Net cash provided by (used in) financing activities	294.8	4.1	1,028.7	—	970.6	(0.7)	(1,276.1)	1,021.4
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—	—	—	11.2	(1.1)	—	10.1
Cash, cash equivalents and restricted cash at beginning of period	—	—	—	—	13.4	1.2	—	14.6
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—	$—	$24.6	$0.1	$—	$24.7

16. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information for the nine months ended September 30, 2018 and 2017 is summarized below (in millions):

	Nine months ended September 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized of $15.9 million and $12.4 million in 2018 and 2017, respectively	$98.5	$58.2
Cash paid for income taxes	3.3	1.9
Non-cash investing and financing activities:
Construction costs and other payables	160.5	133.6
Dividends payable	49.7	39.6
Debt assumed	86.3	—
Capital lease obligation assumed	25.0	2.2
Real estate additions from entering into and modifying capital leases	4.6	—
Transfer of land held for future development to construction in progress	13.5	12.6
Transfer of construction in progress to gross operating real estate	554.7	733.9

17. Subsequent Events

On October 8, 2018, the Company made a $12 million investment in exchange for a 10% equity interest in ODATA Brasil S.A. and ODATA Colombia S.A.S. (collectively "ODATA"). ODATA, a Brazilian headquartered company, specializes in providing colocation services to wholesale customers, such as hyperscale cloud providers, financial services and telecommunications companies, and also to enterprises across multiple industries. In connection with this investment, CyrusOne and ODATA entered a commercial agreement covering leasing activity with CyrusOne customers in the ODATA portfolio. In addition, our Chief Technology Officer will join the ODATA board of directors.

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
The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) loss of key customers; (ii) economic downturn, natural disaster or oversupply of data centers in the limited geographic areas that we serve; (iii) risks related to the development of our properties and our ability to successfully lease those properties; (iv) loss of access to key third-party service providers and suppliers; (v) risks of loss of power or cooling which may interrupt our services to our customers; (vi) inability to identify and complete acquisitions and operate acquired properties, including those acquired in the recently completed Zenium acquisition; (vii) our failure to obtain necessary outside financing on favorable terms, or at all; (viii) restrictions in the instruments governing our indebtedness; (ix) risks related to environmental matters; (x) unknown or contingent liabilities related to our acquired properties; (xi) significant competition in our industry; (xii) loss of key personnel; (xiii) risks associated with real estate assets and the industry; (xiv) failure to maintain our status as a REIT or to comply with the highly technical and complex REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"); (xv) REIT distribution requirements could adversely affect our ability to execute our business plan; (xvi) insufficient cash available for distribution to stockholders; (xvii) future offerings of debt may adversely affect the market price of our common stock; (xviii) increases in market interest rates may drive potential investors to seek higher dividend yields and reduce demand for our common stock; (xix) market price and volume of stock could be volatile; (xx) our international activities, including those now conducted as a result of the recently completed Zenium acquisition, are subject to special risks different from those faced by us in the United States; (xxi) any failure to comply with anti-corruption laws and regulations could have adverse effects on our business; (xxii) legislative or other actions relating to taxes could have a negative effect on us; and (xxiii) other factors affecting the real estate industry generally.
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

Overview
Our Company
We are a fully integrated, self-managed data center real estate investment trust ("REIT") that owns, operates and develops enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Our data centers are generally purpose-built facilities with redundant power and cooling. They are not network specific and enable customer connectivity to a range of telecommunication carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology ("IT") infrastructure for approximately 1,000 customers in 47 data centers and two recovery centers in 13 markets (10 cities in the U.S., London, U.K, Singapore and Frankfurt, Germany).
We provide mission-critical data center real estate assets that protect and ensure the continued operation of IT infrastructure for our customers. We provide twenty-four hours-a-day, seven-days-a-week security guard monitoring with customizable security features. Our goal is to be the preferred global data center provider to the Fortune 1000, including the largest enterprises and providers of cloud services. As of September 30, 2018, our customers included 208 of the Fortune 1000, or other companies of equivalent size, representing approximately 75% of our annualized rent as of September 30, 2018. Additionally, as of September 30, 2018, approximately 45% of our annualized rent relates to our ten largest customers.

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

For the three and nine months ended September 30, 2018, revenue disaggregated by primary revenue stream was as follows (in millions).

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Other revenues from customers
Managed services	$3.3	$9.7
Equipment sales	3.6	8.7
Other services	1.2	6.3
Total other revenues from customers	8.1	24.7
Colocation lease revenue	169.5	500.5
Metered power reimbursements	29.0	74.9
Revenue	$206.6	$600.1

Our Portfolio

We own and operate 49 data centers totaling 6.5 million Net Rentable Square Feet ("NRSF"), 86% of the Colocation Square Feet ("CSF") is leased and 651 MW of power capacity.  This includes 12 buildings where the Company leases such facilities. We are lessee of approximately 10% of our total operating NRSF as of September 30, 2018. Also included are pre-stabilized assets that have approximately 0.4 million NRSF which are 31% of the CSF is leased and capacity of 34 MW of power.

In addition, we have properties under development comprising approximately 1.1 million NRSF and 103 MW of power capacity. The estimated total costs to develop these properties is estimated to be between $466.0 million and $531.0 million. The final cost to develop will change depending on the capital improvements required based on the lease contracts executed on such properties.  We also have 469 acres of land available for future data center development.
Operational Overview

The following discussion provides an overview of the Company’s capital and financing activity, operations and transactions for the nine months ended September 30, 2018 and should be read in conjunction with the full discussion of the Company’s operating results, liquidity, capital resources and risk factors included or incorporated by reference elsewhere in this Quarterly Report on Form 10-Q.

Capital and Financing Activity

In March 2018, the Company entered into a new senior unsecured credit agreement ("$3.0 Billion Credit Facility"). The new agreement includes a $1.7 Billion Revolving Credit Facility with a maturity of March 2022 that includes a one-year extension option exercisable by the Company, subject to certain conditions. The agreement includes a 5-year term loan with commitments totaling $1.0 billion ("2023 Term Loan") and a $300.0 million 7-year term loan ("2025 Term Loan"). The 2023 Term Loan includes a delayed draw feature which allows the Company to draw $300.0 million in up to three tranches over a six-month period in multiple currencies. The Company exercised the draw as a part of the Zenium acquisition. The $1.7 Billion Revolving Credit Facility has the option to borrow in non-USD currencies. The $3.0 Billion Credit Facility also includes an accordion feature providing for an aggregate increase in the revolving and term components to $4.0 billion, subject to certain conditions. As of September 30, 2018, the Company had $1,000.0 million and $300.0 million outstanding under the 2023 Term Loan and the 2025 Term Loan, respectively. The Company also assumed the $95.6 million EUR construction facility as part of the Zenium acquisition. The construction facility is secured by German data center assets.

The Company used the proceeds of the $1.0 billion of borrowings under the $3.0 Billion Credit Facility made on March 29, 2018 to repay in full the Company’s prior credit facility in an amount of $900.0 million and expects to use a portion of the remaining liquidity, along with cash, for further development of our data centers.

During the first nine months of 2018, the Company sold approximately 3.0 million shares of its common stock through its At-The-Market ("ATM") stock offering program and 6.7 million shares through a public equity offering. The sales generated net proceeds of approximately $550.2 million, net of sales commissions, underwriting discounts and estimated expenses of $19.1 million. As of September 30, 2018, there was approximately $346.0 million in remaining capacity of the $500.0 million authorized under the ATM stock offering program.

Real Estate Acquisitions, Development and Other Activities

During the nine months ended September 30, 2018, we had cash capital expenditures of $631.2 million, the majority of which related to the construction of data centers resulting in the addition of 408,000 Colocation Square Feet ("CSF"), contributing to our revenue increase in 2018. During 2018, approximately $554.7 million of gross operating real estate was transferred from construction in progress. Our developments in progress as of September 30, 2018 of $738.6 million are expected to add 393,000 of CSF primarily during 2018 and 2019. In addition, during the nine months ended September 30, 2018, we acquired 68 acres of land in Mesa, Arizona at a cost of $19.7 million. In July 2018, we acquired 10 acres of land and a newly-built, unoccupied and powered shell for an enterprise data center in Sterling, Virginia for cash consideration of $26.2 million. The facility is expected to eventually provide 33 MW of available power, with approximately 5 MW expected to be operational in the first quarter of 2019. In September 2018, we purchased approximately 40 acres of land in Sterling, Virginia for $39.2 million and the Company exercised its option to purchase an additional 24 acres in Allen, Texas for $4.2 million. In August 2018, we purchased 15 acres of land in Santa Clara, California for $53.1 million.
On August 24, 2018, the Company completed its previously announced acquisition of Zenium TopCo Ltd. and certain other affiliated entities ("Zenium"). Zenium is a hyperscale data center provider in Europe with four operating data centers in London and Frankfurt, and land sites available for development in London and Frankfurt. In connection with the acquisition, and after giving effect to a post-closing working capital adjustment, the Company paid aggregate cash consideration of approximately $461.8 million and assumed approximately $86.3 million of outstanding indebtedness and $12.7 million of cash. The Company financed the acquisition with proceeds from the $300.0 million delayed draw term loan included in the 2023 Term Loan and $175 million of borrowings under the $1.7 Billion Revolving Credit Facility.
This transaction expanded the Company's international footprint. The four operating properties consist of 51 MW of critical load capacity. The additional development sites in London and Frankfurt will add an incremental 31 MW of critical load capacity upon full build-out.

Operations

Revenue increased 22% compared to the first nine months of 2017, with approximately 21% of the increase related to new customers and 79% related to growth from existing customers. We are experiencing revenue growth across most of our customer sectors, particularly with cloud and enterprise companies. Revenue increases were primarily due to the increased NRSF of approximately 17% and an increase in our leased CSF to 86% compared to 82% as of September 30, 2017 due to recently completed data centers that are in lease up.

Our operating income (defined as revenue less operating expenses) for the nine months ended September 30, 2018 increased $74.7 million. The increase was driven by a higher increase in revenue of 22%, compared to a 7% increase in operating expenses, resulting in an increased operating gross margin of 12% for 2018, compared to an insignificant amount for 2017. Operating gross margin increases were primarily due to the revenue increases net of sales and marketing and data center facility maintenance costs.

Interest expense increased due to higher outstanding debt and increases in floating interest rates.

Our equity investment in GDS resulted in an unrealized gain of $106.6 million for the nine months ended September 30, 2018. We have not received any distributions related to this equity investment, and while we do not control GDS’s decisions with respect to dividend payments, we do not expect to receive any dividends from GDS in the foreseeable future. Accordingly, we do not expect this equity investment to be a significant factor in our cash flow from operations. Because the unrealized gain (loss) on investment is based on the fair value of our marketable equity investment in GDS, our unrealized gain (loss) on investment may fluctuate materially from quarter-to-quarter. These fluctuations may cause certain of our financial results to fluctuate materially from quarter-to-quarter. A $1.00 change in the trading price of the American depositary shares of GDS would result in our unrealized gain (loss) on marketable equity investment changing by $8.0 million.

The early extinguishment of our prior credit facility resulted in a loss on early extinguishment of debt of $3.1 million during the nine months ended September 30, 2018. This charge primarily related to the write off of previously incurred deferred finance costs. We incurred $14.8 million of new deferred finance costs in connection with the new $3.0 Billion Credit Facility during the nine months ended September 30, 2018.

We define our annualized backlog as the twelve-month recurring GAAP revenue for executed lease contracts achieved upon full occupancy which have not commenced as of the end of a period. Our backlog as of September 30, 2018 and December 31, 2017 was approximately $89.0 million and approximately $20.0 million, respectively. Approximately half of our backlog as of September 30, 2018 relates to one significant customer (where the Company recognized revenue in excess of 10% of our consolidated revenue for the nine months ended September 30, 2018). We expect these backlog lease contracts to primarily commence during the remainder of 2018 through the first quarter of 2019. Similar to our revenue growth noted above, our increase in backlog is primarily due to the robust demand across the cloud and enterprise companies and larger lease contracts. Because GAAP revenue for any period is generally a function of straight line revenue recognized from lease contracts in existence at the beginning of a period, as well as lease contract renewals and new customer lease contracts commencing during the period, backlog as of any period is not necessarily indicative of near-term performance. Our presentation of backlog may differ from other companies in our industry.

Results of Operations
Three and Nine Months Ended September 30, 2018, Compared to Three and Nine Months Ended September 30, 2017:

IN MILLIONS, except share and per share data
	Three months ended September 30,				Nine months ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenue:
Lease and other revenues from customers	$177.6	$155.5	$22.1	14%	$525.2	$440.8	$84.4	19%
Metered power reimbursements	29.0	19.8	9.2	46%	74.9	50.7	24.2	48%
Revenue	206.6	175.3	31.3	18%	600.1	491.5	108.6	22%
Operating expenses:
Property operating expenses	77.7	63.0	14.7	23%	214.4	174.9	39.5	23%
Sales and marketing	4.3	3.9	0.4	10%	14.0	13.1	0.9	7%
General and administrative	19.3	17.5	1.8	10%	57.2	50.6	6.6	13%
Depreciation and amortization	84.0	68.7	15.3	22%	236.2	188.1	48.1	26%
Transaction, acquisition, integration and other related expenses	1.1	4.1	(3.0)	(73)%	3.4	6.6	(3.2)	(48)%
Impairment losses	—	54.4	(54.4)	(100)%	—	58.0	(58.0)	(100)%
Total operating expenses	186.4	211.6	(25.2)	(12)%	525.2	491.3	33.9	7%
Operating income	20.2	(36.3)	56.5	(156)%	74.9	0.2	74.7	n/m
Interest expense	(25.8)	(17.9)	(7.9)	44%	(69.4)	(48.0)	(21.4)	45%
Unrealized gain (loss) on marketable equity investment	(36.6)	—	(36.6)	n/m	106.6	—	106.6	n/m
Loss on early extinguishment of debt	—	—	—	n/m	(3.1)	(36.5)	33.4	(92)%
Net income (loss) before income taxes	(42.2)	(54.2)	12.0	(22)%	109.0	(84.3)	193.3	229%
Income tax expense	(0.2)	(0.9)	0.7	(78)%	(2.0)	(2.0)	—	n/m
Net income (loss)	$(42.4)	$(55.1)	$12.7	(23)%	$107.0	$(86.3)	$193.3	n/m
Operating gross margin	9.8%	(20.7)%			12.5%	—%
Capital expenditures:
Asset acquisitions, primarily real estate, net of cash acquired	$461.8	$—	$461.8	n/m	$461.8	$492.3	$(30.5)	(6)%
Investment in real estate	304.8	223.5	81.3	36%	622.8	706.3	(83.5)	(12)%
Recurring maintenance capital	3.7	0.6	3.1	517%	8.4	2.8	5.6	200%
Total	$770.3	$224.1	$546.2	n/m	$1,093.0	$1,201.4	$(108.4)	(9)%
Metrics information:
Colocation square feet(1)	3,674,000	3,130,000	544,000	17%	3,674,000	3,130,000	544,000	17%
Leased rate(2)	86%	82%	4%	5%	86%	82%	4%	5%
(1) - We calculate CSF as the NRSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.
(2) - We calculate leased rate by dividing CSF under signed leases for colocation space (whether or not the lease has commenced billing) by total CSF.

The three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Revenue

For the three months ended September 30, 2018, revenue was $206.6 million, an increase of $31.3 million, or 18%, compared to $175.3 million for the corresponding period in 2017. The acquisition of Zenium on August 24, 2018 resulted in an increase in revenue of $3.2 million for the three months ended September 30, 2018. Metered power reimbursements increased $9.2 million, which includes $0.7 million from Zenium. Leased CSF as of September 30, 2018 was 86% as compared to 82% as of September 30, 2017. The occupancy percentage increase primarily related to a decrease of approximately 358,000 CSF related to data centers in the lease-up stage during 2017 that moved into stabilized properties during the current period. These were primarily properties in Northern Virginia, Phoenix, Austin, San Antonio and Houston. Recurring rent churn was 2.6% for the three months ended

September 30, 2018, as compared to 0.6% for the three months ended September 30, 2017. The Company calculates recurring rent churn as any reduction in recurring rent due to customer terminations, service reductions or net pricing decreases as a percentage of rent at the beginning of the period, excluding any impact from metered power reimbursements or other usage-based billing. Equipment sales for the three months ended September 30, 2018 were $3.6 million compared to $1.0 million for the corresponding period in 2017. The addition of new customers and growth from existing customers, net of churn, accounted for approximately $17.0 million in increased revenue for the three months ended September 30, 2018 compared to the corresponding period in 2017.

As of September 30, 2018, we had approximately 6,527,000 NRSF, an increase of approximately 962,000 NRSF from September 30, 2017. Our colocation capacity at September 30, 2018 was approximately 3,674,000 CSF, which is an increase of 17% from September 30, 2017. We have data centers in the lease-up stage, and we refer to these as pre-stabilized properties. Excluding these properties, the leased rate for our stabilized portfolio was 91% as of September 30, 2018, as compared to 93% as of September 30, 2017.

Operating Expenses

Property operating expenses

For the three months ended September 30, 2018, property operating expenses were $77.7 million, an increase of $14.7 million, or 23%, compared to $63.0 million for the corresponding period in 2017. The acquisition of Zenium on August 24, 2018 resulted in an increase in property operating expenses of $1.4 million for the three months ended September 30, 2018. Seasonal costs related to electricity and higher one-time repairs and maintenance increased approximately $12.8 million. Equipment cost of sales increased $1.6 million for the three months ended September 30, 2018, as compared to 2017, due to an increase in equipment sales noted above.

General and administrative expenses

For the three months ended September 30, 2018, general and administrative expenses were $19.3 million, an increase of $1.8 million, compared to $17.5 million for the corresponding period in 2017, primarily for employee-related costs and stock-based compensation expense. The acquisition of Zenium on August 24, 2018 resulted in an increase in general and administrative expenses of $0.6 million for the three months ended September 30, 2018. Payroll-related and other expenses increased $1.2 million for the three months ended September 30, 2018 as compared to 2017, primarily related to personnel supporting our additional CSF deployed.

Depreciation and amortization expense

For the three months ended September 30, 2018, depreciation and amortization expense was $84.0 million, an increase of $15.3 million, or 22%, compared to $68.7 million for the corresponding period in 2017. The acquisition of Zenium on August 24, 2018 resulted in an increase in depreciation and amortization expense of $3.1 million for the three months ended September 30, 2018. The remaining increase was primarily driven by assets that were placed in service after the third quarter of 2017. Since September 30, 2017, approximately $670.0 million of new data center assets have been placed in service. Depreciation and amortization expense is expected to increase in future periods as we complete the development of new properties and installation of equipment and facilities to support our customers.

Impairment losses

For the three months ended September 30, 2018, there were no impairment losses. For the three months ended September 30, 2017, the Company recognized impairments of $54.4 million related to our facilities in the Connecticut markets.

Non-Operating Income and Expenses

Interest expense

For the three months ended September 30, 2018, interest expense was $25.8 million, an increase of $7.9 million, or 44%, as compared to $17.9 million for the corresponding period in 2017. The increase in interest expense was partially offset by a $1.3 million increase in our capitalized interest in 2018 compared to the corresponding period in 2017 due to increased development activity. The gross increase in interest expense was primarily a result of the increase in the aggregate principal amount of senior notes outstanding from $800.0 million during the three months ended September 30, 2017, to $1.2 billion during the three months ended September 30, 2018. We anticipate drawing on our $1.7 Billion Revolving Credit Facility to fund, in part, our new investments in data centers, including potential acquisitions. Accordingly, we anticipate our interest expense to increase in future periods.

Unrealized loss on marketable equity investment

For the three months ended September 30, 2018, unrealized loss on our marketable equity investment in GDS was $36.6 million, primarily as a result of a decrease in GDS's share price from June 30, 2018. We did not have a marketable equity investment in the comparable period of 2017.

The nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Revenue

For the nine months ended September 30, 2018, revenue was $600.1 million, an increase of $108.6 million, or 22%, compared to $491.5 million for the corresponding period in 2017. The acquisition of the Sentinel Properties on February 28, 2017 and the acquisition of Zenium on August 24, 2018 (the "Acquisitions") resulted in an increase in revenue of $43.4 million for the nine months ended September 30, 2018 as compared to $28.4 million for the corresponding year period. Metered power reimbursements increased $24.2 million, which includes $2.8 million from the Acquisitions. Leased CSF as of September 30, 2018 was 86% as compared to 82% as of September 30, 2017. The occupancy percentage increase primarily related to a decrease of approximately 358,000 CSF related to data centers in the lease-up stage during 2017 that moved into stabilized properties during the nine months ended September 30, 2018. These were primarily properties in Northern Virginia, Phoenix, Austin, San Antonio and Houston. Recurring rent churn was 4.5% for the nine months ended September 30, 2018, as compared to 3.0% for the nine months ended September 30, 2017. Equipment sales for the nine months ended September 30, 2018 were $8.7 million compared to $5.4 million for the corresponding period in 2017. The addition of new customers and growth from existing customers, net of churn, resulted in increased revenue of $68.9 million for the nine months ended September 30, 2018.

Operating Expenses

Property operating expenses

For the nine months ended September 30, 2018, property operating expenses were $214.4 million, an increase of $39.5 million, or 23%, compared to $174.9 million for the corresponding period in 2017. The Acquisitions resulted in an increase to property operating expenses of $13.2 million for the nine months ended September 30, 2018, as compared to $8.5 million for the corresponding year earlier period. Electricity and repairs and maintenance increased $25.6 million, primarily due to our increased NRSF, higher seasonal utility rates, and power usage. Equipment cost of sales increased $0.7 million for the nine months ended September 30, 2018, as compared to 2017, due to higher one time equipment sales in the current period as compared to the prior year period. Payroll-related and other operating expenses, primarily related to personnel supporting our additional CSF deployed, accounted for the remaining increase.

General and administrative expenses

For the nine months ended September 30, 2018, general and administrative expenses were $57.2 million, an increase of $6.6 million, compared to $50.6 million for the corresponding period in 2017. The Acquisitions resulted in an increase to general and administrative expenses of $0.9 million for the nine months ended September 30, 2018, as compared to $0.3 million for the corresponding year period. Employee-related costs increased by $3.2 million due to higher payroll and severance expense. The remaining increase was primarily due to implementing new accounting standards, new European privacy regulatory compliance and related, new investments in system implementations, IT license support and legal fees.

Depreciation and amortization expense

For the nine months ended September 30, 2018, depreciation and amortization expense was $236.2 million, an increase of $48.1 million, or 26%, compared to $188.1 million for the corresponding period in 2017. The Acquisitions resulted in an increase in depreciation and amortization expense of $9.6 million for the nine months ended September 30, 2018. The remaining increase was primarily driven by assets that were placed in service after the third quarter of 2017. Since September 30, 2017, approximately $670.0 million of new data center assets have been placed in service. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties, and expand our existing data center facilities.

Impairment losses

For the nine months ended September 30, 2018, there were no impairment losses. For the nine months ended September 30, 2017, the Company recognized impairments of $58.0 million which includes the impairment loss of $54.4 million for our leased data center facilities in the Connecticut markets and $3.6 million related to our leased facility in Singapore.

Non-Operating Income and Expenses

Interest expense

For the nine months ended September 30, 2018, interest expense was $69.4 million, an increase of $21.4 million, or 45%, as compared to $48.0 million for the corresponding period in 2017. The increase in interest expense was partially offset by an increase in our capitalized interest from the corresponding period in 2017 of $3.5 million due to increased development activity. The gross increase in interest expense was primarily a result of the increase in the aggregate principal amount of senior notes outstanding from $710.7 million of average balances for the nine months ended September 30, 2017, to $1.2 billion during the nine months ended September 30, 2018. We anticipate drawing on our $1.7 Billion Revolving Credit Facility to fund, in part, our new investments in data centers, including acquisitions. Accordingly, we anticipate our interest expense to increase in future periods.

Unrealized gain on marketable equity investment

For the nine months ended September 30, 2018, unrealized gain on our marketable equity investment in GDS was $106.6 million, primarily as a result of an appreciation in GDS's share price from December 31, 2017. We did not have a marketable equity investment in the comparable period of 2017.

Loss on early extinguishment of debt

For the nine months ended September 30, 2018, loss on early extinguishment of debt was $3.1 million, primarily due to the Company's entering into the $3.0 Billion Credit Facility. For the nine months ended September 30, 2017, loss on early extinguishment of debt was $36.5 million, primarily due to costs associated with the repurchase of the $474.8 million in aggregate face value of our 2022 Notes ($525.0 million of 6.375% senior notes due 2022).

Significant Balance Sheet Fluctuations

The table below relates to significant fluctuations in certain line items of our condensed consolidated balance sheets from December 31, 2017 to September 30, 2018 (in millions):

	September 30, 2018	December 31, 2017	Difference
Total investment in real estate, net	4,119.8	3,058.4	1,061.4
Cash and cash equivalents	61.0	151.9	(90.9)
Equity investment	282.2	175.6	106.6
Debt, net	2,576.2	2,089.4	486.8
Additional paid in capital	2,685.3	2,125.6	559.7

The increase in total investment in real estate, net was primarily due to the acquisition of Zenium and the continued development of data centers in Chicago, Northern Virginia, Dallas and Phoenix less depreciation expense of $210.0 million.

The decrease in cash and cash equivalents was primarily due to the Zenium acquisition, the payment of dividends and capital expenditures, partially offset by net proceeds from the Company's September 2018 public equity offering, ATM stock offering program, new credit facility and cash flow from operating activities.

The increase in equity investment was primarily due to the fair value increase in our GDS investment and resulting unrealized gain. We did not receive any distributions related to our equity investment during 2018.

The increase in debt, net was primarily due to proceeds from the Company's $3.0 Billion Credit Facility which were in excess of funds used to retire the prior credit facility. Also, the Company used its $300.0 million term loan delayed draw feature of the 2023 Term Loan to fund the Zenium acquisition and assumed a $95.6 million EUR construction facility.

The increase in additional paid in capital was primarily due to proceeds from the Company's September 2018 public equity offering and ATM stock offering program.

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

We calculate FFO as net income (loss) computed in accordance with GAAP before real estate depreciation and amortization and impairment losses. While it is consistent with the definition of FFO promulgated by the National Association of Real Estate Investment Trusts ("NAREIT"), our computation of FFO may differ from the methodology for calculating FFO used by other REITs. Accordingly, our FFO may not be comparable to others.

We calculate Normalized FFO as FFO plus loss on early extinguishment of debt; unrealized (gain) loss on marketable equity investments; new accounting standards and regulatory compliance and the related system implementation costs; amortization of customer relationship intangibles; transaction, acquisition, integration and other related expenses; severance and management transition costs; legal claim costs and other special items as appropriate. Because the value of the customer relationship intangibles is inextricably connected to the real estate acquired, the Company believes the amortization of such intangibles and impairments of such intangibles is analogous to real estate depreciation and impairments; therefore, the Company adds the customer relationship intangible amortization and impairments back for similar treatment with real estate depreciation and impairments. The Company believes its Normalized FFO calculation provides a comparable measure between different periods. Other REITs may not calculate Normalized FFO in the same manner. Accordingly, our Normalized FFO may not be comparable to others.

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

On January 1, 2018, we adopted the new accounting standard with respect to revenue recognition, see “Note 2. Summary of Significant Accounting Policies” and "Note 3. Revenue Recognition" in our financial statements included on Form 10-Q for additional information. We have adopted the new standard using the modified retrospective transition method, where financial statement presentations prior to the date of adoption are not adjusted. Accordingly, all information related to periods prior to 2018 have not been adjusted, including non-GAAP measurements.

The following table reflects the computation and reconciliation to GAAP net income of FFO and Normalized FFO for the three and nine months ended September 30, 2018 and September 30, 2017 (amounts in millions):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
Net income (loss)	$(42.4)	$(55.1)	$12.7	(23)%	$107.0	$(86.3)	$193.3	n/m
Real estate depreciation and amortization	76.0	60.3	15.7	26%	212.5	164.3	48.2	29%
Impairment losses	—	54.4	(54.4)	(100)%	—	58.0	(58.0)	(100)%
Funds from Operations ("FFO") - NAREIT defined	$33.6	$59.6	$(26.0)	(44)%	$319.5	$136.0	$183.5	n/m
Loss on early extinguishment of debt	—	—	—	n/m	3.1	36.5	(33.4)	(92)%
Unrealized (gain) loss on marketable equity investments	36.6	—	36.6	n/m	(106.6)	—	(106.6)	n/m
New accounting standards and regulatory compliance and the related system implementation costs	0.8	0.8	—	n/m	2.3	1.3	1.0	77%
Amortization of customer relationship intangibles	6.3	6.6	(0.3)	(5)%	18.6	18.5	0.1	1%
Transaction, acquisition, integration and other related expenses	1.1	4.1	(3.0)	(73)%	3.4	6.6	(3.2)	(48)%
Severance and management transition costs	—	—	—	n/m	0.7	0.5	0.2	40%
Legal claim costs	0.1	0.3	(0.2)	(67)%	0.4	1.1	(0.7)	(64)%
Normalized Funds from Operations ("Normalized FFO")	$78.5	$71.4	$7.1	10%	$241.4	$200.5	$40.9	20%
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

We calculate NOI as revenue less property operating expenses, each of which are presented in the accompanying consolidated statements of operations. Amortization of deferred leasing costs is presented in depreciation and amortization expenses, which is excluded from NOI. Sales and marketing expenses are not property-specific, rather these expenses support our entire portfolio. As a result, we have excluded these sales and marketing expenses from our NOI calculation, consistent with the treatment of general and administrative expenses, which also support our entire portfolio. Because the calculation of NOI excludes various expenses, the utility of NOI as a measure of our performance is limited. Other REITs may not calculate NOI in the same manner. Accordingly, our NOI may not be comparable to others. Therefore, NOI should be considered only as a supplement to revenue and to net income (loss) presented in accordance with GAAP as a measure of our performance. NOI should not be used as a measure of our liquidity or as indicative of funds available to fund our cash needs, including our ability to make distributions. NOI also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

The following table reflects the computation of NOI and Net Income (Loss) for the three and nine months ended September 30, 2018 and September 30, 2017 (amounts in millions):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
Net Income (Loss)	$(42.4)	$(55.1)	$12.7	n/m	$107.0	$(86.3)	$193.3	n/m
Sales and marketing expenses	4.3	3.9	0.4	10%	14.0	13.1	0.9	7%
General and administrative expenses	19.3	17.5	1.8	10%	57.2	50.6	6.6	13%
Depreciation and amortization expenses	84.0	68.7	15.3	22%	236.2	188.1	48.1	26%
Transaction, acquisition, integration and other related expenses	1.1	4.1	(3.0)	(73)%	3.4	6.6	(3.2)	(48)%
Impairment losses	—	54.4	(54.4)	(100)%	—	58.0	(58.0)	(100)%
Interest expense	25.8	17.9	7.9	44%	69.4	48.0	21.4	45%
Unrealized (gain) loss on marketable equity investments	36.6	—	36.6	n/m	(106.6)	—	(106.6)	n/m
Loss on early extinguishment of debt	—	—	—	n/m	3.1	36.5	(33.4)	(92)%
Income tax expense	0.2	0.9	(0.7)	(78)%	2.0	2.0	—	—%
Net Operating Income	$128.9	$112.3	$16.6	15%	$385.7	$316.6	$69.1	22%

Financial Condition, Liquidity and Capital Resources
Short-term Liquidity

Our short-term liquidity requirements primarily consist of operating, sales and marketing, and general and administrative expenses, dividend payments and recurring capital expenditures for our data center properties. We generally expect to meet these requirements from our cash flow from operations, cash balances and availability under our $1.7 Billion Revolving Credit Facility. For the nine months ended September 30, 2018, our cash provided by operating activities was $202.9 million. This was in excess of our dividend payment for the nine months of 2018 of $132.3 million. We expect our cash provided by operating activities to continue to trend in excess of our dividend payment.

Available capacity under the $3.0 Billion Credit Facility as of September 30, 2018 was $1.7 billion under the $1.7 Billion Revolving Credit Facility. Total liquidity as of September 30, 2018 was approximately $1.8 billion, which included availability of $1.7 billion under the $3.0 Billion Credit Facility, and cash and cash equivalents of $61.0 million. For the period ended September 30, 2018, we had no borrowings under the revolving portion of our credit facilities.
On September 28, 2018, CyrusOne Inc. completed a public offering of 6.7 million shares of its common stock for $398.2 million, net of underwriting discounts and expenses of approximately $17.2 million. In connection with this offering, on September 25, 2018, CyrusOne Inc. entered into a forward sale agreement with Morgan Stanley & Co. LLC with respect to an additional 2.5 million shares of its common stock. The forward sale agreement expires in September 2019.
Long-term Liquidity

Our long-term liquidity requirements primarily consist of our capital expenditures for the development and acquisition of our data centers. For the nine months ended September 30, 2018, our cash capital expenditures were $1,093.0 million. Our capital expenditures are primarily discretionary, excluding leases under contract, and have been utilized to expand our existing data center properties, acquire or construct new facilities, or both. We intend to continue to pursue additional growth opportunities and are prepared to commit additional resources to support this growth. We expect our total estimated capital expenditures, excluding the purchase of Zenium, for 2018 to be between $850.0 million and $900.0 million. We expect to meet our long-term liquidity requirements, including potential acquisitions, from cash, cash flows from our operations, issuances of debt and equity securities, and borrowings under our $1.7 Billion Revolving Credit Facility.

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

As of September 30, 2018, all of our outstanding debt matures between 2023 and 2027, a weighted average of 5.7 years to maturity. We expect to refinance these debts at or before their maturities or retire the debt from the sources described in this section. Our interest rate mix was 46% fixed and 54% floating.

For the nine months ended September 30, 2018, the Company sold approximately 3.0 million shares of its common stock through its ATM stock offering program and 6.7 million shares through a public equity offering. These sales generated net proceeds of approximately $550.2 million, net of sales commissions, underwriting discounts and estimated expenses of $19.1 million. As of September 30, 2018, there was approximately $346.0 million in remaining capacity of the $500.0 million authorized under the ATM stock offering program.

In addition to the sources of capital described herein, we have access to other potential sources of capital including mortgage financing, property dispositions and sales of joint venture interests in our properties.

Cash Flows
Comparison of Nine Months Ended September 30, 2018 and September 30, 2017

Cash provided by operating activities for the nine months ended September 30, 2018 was $202.9 million compared to $190.1 million for the nine months ended September 30, 2017, an increase of $12.8 million. The increase was primarily due to an increase in operating income as explained above, partially offset by the increase in interest payments of $40.3 million related to debt, over the corresponding prior year period, and to a lesser extent, payments of annual property taxes and payment of our year-end bonus.

Cash used in investing activities for the nine months ended September 30, 2018 was $1,093.0 million compared to $1,201.4 million for the nine months ended September 30, 2017. Substantially all of our investing activity for both periods was related to our development and acquisition activities. Our capital expenditures for 2018 included the acquisition of Zenium for $461.8 million. In addition, 2018 capital expenditures included $631.2 million related primarily to the continued development in key markets, primarily Chicago, Northern Virginia, Dallas and Somerset. Capital expenditures for 2017 included an asset acquisition for $492.3 million. In addition, 2017 capital expenditures included $709.1 million related primarily to development projects underway in Northern Virginia, Phoenix, Dallas, Chicago, San Antonio and Cincinnati and the purchase of 48 acres in Quincy, Washington.

Cash provided by financing activities for the nine months ended September 30, 2018 was $799.1 million compared to $1,021.4 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, cash provided by financing activities was due to net proceeds from the issuance of common stock of $551.9 million, $143.1 million more than the prior period in 2017, and net proceeds from the issuance of debt of $392.4 million, $341.5 million less than the prior period in 2017. Other cash used in financing activities during the nine months ended September 30, 2018 primarily related to dividends paid to stockholders of $132.3 million compared to $107.4 million in 2017. Our board of directors increased our dividend rate from $0.38 per share to $0.42 per share effective in the first quarter of 2017 and increased our dividend to $0.46 per share effective in the first quarter of 2018.
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
Also as a part of our normal course of business we procure certain data center equipment (generally generators and power distribution units) and utility power under purchase commitments, where we would be required to purchase certain minimum volumes. In general, we expect to manage these contracts such that the committed volume levels are below our current requirements and at prices that are below current spot market prices. However, if our requirements were to decrease, we could be obligated to complete the remaining minimum purchase commitments, holding the excess equipment for future development or disposing at then current prices. As of September 30, 2018, our aggregate commitments under these contracts is approximately $53.0 million.
We lease data center facilities and equipment from third parties. Operating lease expense for the three and nine months ended September 30, 2018 was $0.9 million and $5.0 million, respectively. Future lease payments remaining under these operating leases as of September 30, 2018 is approximately $60.5 million.

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
As of September 30, 2018, we had approximately $1.2 billion of contractually outstanding consolidated debt at a weighted average fixed interest rate of approximately 5.16% and $1.4 billion of amounts outstanding under credit facilities with a weighted average variable interest rate of monthly LIBOR plus 1.43%. Monthly LIBOR as of September 30, 2018 was 2.25%.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments are traded or are otherwise terminated prior to maturity. However, interest rate changes will affect the fair value of our fixed rate instruments.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. We are exposed to interest rate changes primarily as a result of our variable rate debt we incur on our senior unsecured credit agreement and our consolidated cash investments. As of September 30, 2018, our floating rate debt outstanding is $1.4 billion. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures as of September 30, 2018 (amounts in millions, where positive amounts reflect an increase in net income and bracketed amounts reflect a decrease in net income):

	2.0%	1.5%	1.0%	0.5%
Variable rate credit facilities expense	$(27.9)	$(20.9)	$(14.0)	$(7.0)

Floating rate interest income is not significant as of September 30, 2018.

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
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a description of the Company’s market risks. There were no material changes for the period ended September 30, 2018.

Foreign Currency Risk

As a result of the Zenium acquisition, the Company added foreign operations in the United Kingdom, and Germany that along with operations in Singapore expose the Company to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. As of September 30, 2018, our exposure to foreign currency is not significant. For the nine months ended September 30, 2018 our foreign currency translation adjustment included within stockholders’ equity was $1.7 million.

As a result of the Zenium acquisition, our exposure to foreign currency is expected to increase, primarily related to British pound sterling and Euro. We expect that future investments and expenditures relating to Zenium and its operations will be incurred in their functional currencies. One of the ways we may mitigate future investment and operational foreign currency exposure could be by borrowing under our $3.0 Billion Credit Facility in the particular foreign currency, subject to availability and applicable borrowing conditions. However, we would expect to incur foreign currency transaction gains and losses, which would impact our consolidated net income, and translation of financial statements from the foreign functional currency to U.S. dollars, which would be included in other comprehensive income or loss and stockholders’ equity. Historically, we have not entered into foreign currency hedges, but if our international investments increase, we may consider entering into foreign currency hedges in the future.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2018. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the nine months ended September 30, 2018, the Company had no unregistered sales of equity securities or purchases of its common stock.

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

2.3
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated August 10, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on August 13, 2018 (Registration No. 001-35789)).

2.4
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated August 15, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on August 17, 2018 (Registration No. 001-35789)).

3.1	Articles of Amendment and Restatement of CyrusOne Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed by CyrusOne Inc. on January 25, 2013 (Registration No. 001-35789)).

3.2	Amended and Restated Bylaws of CyrusOne Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed by CyrusOne Inc. on March 17, 2017 (Registration No. 001-35789)).

10.1
Forward Sale Agreement, dated September 25, 2018, between CyrusOne Inc. and Morgan Stanley & Co. LLC (Incorporated by reference to Exhibit 1.2 of Form 8-K, filed by CyrusOne Inc. on October 1, 2018 (Registration No. 001-35789)).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 31st day of October, 2018.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President and Chief Executive Officer

By:	/s/ Diane M. Morefield
Diane M. Morefield
Executive Vice President and Chief Financial Officer

By:	/s/ Mark E. Skomal
Mark E. Skomal
Senior Vice President and Chief Accounting Officer