Form 10-K
period 2018-12-31
CyrusOne Inc.
filed 2019-02-22
CIK 1553023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐   No ☒
The aggregate market value of the voting Common Stock owned by non-affiliates on June 30, 2018, was $5.8 billion, computed by reference to the closing sale price of the Common Stock on the NASDAQ Global Select Market on such date.
There were 108,257,818 shares of Common Stock outstanding as of February 14, 2019.

Portions of the definitive proxy statement relating to the Company’s 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

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

As of December 31, 2018, the total number of outstanding shares of our common stock was approximately 108.3 million. CyrusOne Inc., directly or indirectly, owns all the operating partnership units of CyrusOne LP. As the direct or indirect owner of all the operating partnership units of CyrusOne LP and as sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP, CyrusOne Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”), together with other statements and information publicly disseminated by our company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.
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

•
weakening in the fundamentals for data center real estate, including but not limited to, decreases in or slowed growth of global data, e-commerce and demand for outsourcing of data storage and cloud-based applications;

•loss of access to key third-party service providers and suppliers;
•risks of loss of power or cooling which may interrupt our services to our customers;

•
inability to identify and complete acquisitions and operate acquired properties, including those acquired in the recently completed acquisition of Zenium Topco Ltd. and certain other affiliated entities ("Zenium");

•our failure to obtain necessary outside financing on favorable terms, or at all;
•restrictions in the instruments governing our indebtedness;
•risks related to environmental matters;
•unknown or contingent liabilities related to our acquisitions;
•significant competition in our industry;
•loss of key personnel;
•risks associated with real estate assets and the industry;

•	failure to maintain our status as a REIT or to comply with the highly technical and complex REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code");
•REIT distribution requirements could adversely affect our ability to execute our business plan;
•insufficient cash available for distribution to stockholders;
•future offerings of debt may adversely affect the market price of our common stock;

•	increases in market interest rates will increase our borrowing costs and may drive potential investors to seek higher dividend yields and reduce demand for our common stock;
•market price and volume of stock could be volatile;

•
international activities, including those now conducted as a result of the recently completed Zenium acquisition and land acquisitions, are subject to special risks different from those faced by us in the United States;

•
the uncertainty surrounding the United Kingdom’s decision to withdraw from the European Union and around the British Parliament’s approval of the agreement with the European Union regarding the United Kingdom’s withdrawal from the European Union;

•	expanded and widened price increases in certain selective materials for data center development capital expenditures due to international trade negotiations;
•any failure to comply with anti-corruption laws and regulations could have adverse effects on our business;
•legislative or other actions relating to taxes could have a negative effect on us; and
•other factors affecting the real estate and technology industry generally.
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Risk Factors”. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We disclaim any obligation other than as required by law to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors or for new information, data or methods, future events or other changes.

PART I
ITEM 1.    BUSINESS
The Company
We are a fully integrated, self-managed data center real estate investment trust ("REIT") that owns, operates and develops enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Founded in 2001, CyrusOne Inc. successfully completed an initial public offering and began trading on the NASDAQ Exchange on January 18, 2013. Our data centers are generally purpose-built facilities with redundant power and cooling. They are not network specific and enable customer connectivity to a range of telecommunication carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology ("IT") infrastructure for approximately 1,000 customers in 48 data centers and two recovery centers in 13 markets (10 cities in the U.S., London, U.K., Singapore and Frankfurt, Germany).
Recent Developments

On September 28, 2018, CyrusOne Inc. completed a public offering of 6.7 million shares of its common stock for $397.3 million, net of underwriting discounts and expenses of approximately $18.1 million. In connection with this offering, on September 25, 2018, CyrusOne Inc. entered into a forward sale agreement with Morgan Stanley & Co. LLC with respect to an additional 2.5 million shares of its common stock. On December 28, 2018, the Company effected a full physical settlement of the previously announced forward sale agreement entered into with Morgan Stanley & Co. LLC. Upon settlement, the Company issued all such shares to Morgan Stanley & Co. LLC in its capacity as forward purchaser, in exchange for net proceeds of approximately $148.2 million.

In March 2018, the Company entered into a new senior unsecured credit agreement ("$3.0 Billion Credit Facility"). The new agreement includes a $1.7 billion revolving credit facility (the "$1.7 Billion Revolving Credit Facility") with a maturity of March 2022 that includes a one-year extension option exercisable by the Company, subject to certain conditions. The agreement includes a 5-year term loan with commitments totaling $1.0 billion ("2023 Term Loan") and a $300.0 million 7-year term loan ("2025 Term Loan"). The 2023 Term Loan includes a delayed draw feature which allowed the Company to draw $300.0 million in up to three tranches over a six-month period in multiple currencies. The Company exercised the draw as a part of the Zenium acquisition. The $1.7 Billion Revolving Credit Facility has the option to borrow in non-USD currencies. The $3.0 Billion Credit Facility also includes an accordion feature providing for an aggregate increase in the revolving and term components to $4.0 billion, subject to certain conditions. As of December 31, 2018, the Company had $1,000.0 million, $300.0 million and $143.0 million outstanding under the 2023 Term Loan, the 2025 Term Loan and the $1.7 Billion Revolving Credit Facility, respectively. The Company also assumed a €100.0 million construction facility as part of the Zenium acquisition, which was paid off in December 2018.
On August 24, 2018, the Company completed the acquisition of Zenium. Zenium is a hyperscale data center provider in Europe with four operating data centers in London and Frankfurt, and land sites available for development in London and Frankfurt. In connection with the acquisition, and after giving effect to a post-closing working capital adjustment, the Company paid aggregate cash consideration of approximately $462.8 million, net of approximately $12.7 million of cash acquired, and assumed outstanding indebtedness of approximately $86.3 million. In the fourth quarter of 2018, the Company also paid approximately $1.0 million related to the post-closing working capital adjustment which is included above in the aggregate cash consideration. The Company financed the acquisition with proceeds from the $300.0 million delayed draw term loan included in the 2023 Term Loan and $174.5 million of borrowings under the $1.7 Billion Revolving Credit Facility.
During 2018, the Company acquired 182 acres of land for future development for $182.3 million. As of December 31, 2018, the Company has a total of 470 acres of land available for future development.

During 2018, the Company sold approximately 12.2 million shares of its common stock through its At-The-Market ("ATM") program, through a public offering and through a forward sales agreement. The sales generated gross proceeds of approximately $723.5 million. As of December 31, 2018, there was approximately $750.0 million in remaining capacity of the $750.0 million authorized under the New 2018 ATM Stock Offering Program (as defined in Item 7 under "Liquidity and Capital Resources").

The following diagram depicts our ownership structure as of December 31, 2018:

Public Stockholders
100% Common Stock
CyrusOne Inc. (the REIT)
100% Beneficial Ownership Interest
CyrusOne GP (sole general partner)
100% Limited Partnership Interest
100% General Partnership Interest
CyrusOne LP (our operating partnership)
100%
100%
U.S. Taxable REIT Subsidiaries
100%
Non-U.S. Taxable REIT Subsidiaries
Operating and Development Properties (U.S. and Non U.S. Subsidiaries)

Our Business
We provide mission-critical data center real estate assets that protect and ensure the continued operation of IT infrastructure for our customers. We provide twenty-four hours-a-day, seven-days-a-week security guard monitoring with customizable security features. Our goal is to be the preferred global data center provider to the Fortune 1000, including the largest enterprises and providers of cloud services. As of December 31, 2018, our customers included 211 of the Fortune 1000, or other companies of equivalent size, representing approximately 76% of our annualized rent as of December 31, 2018.

Data centers are highly specialized and secure real estate assets that serve as centralized repositories of server, storage and network equipment. They are designed to provide the space, power, cooling and network connectivity necessary to efficiently operate mission-critical IT equipment. Telecommunications carriers typically provide network access into a data center through optical fiber. The demand for data center infrastructure is being driven by many factors, but most importantly by significant growth in data and increased demand for data infrastructure. The market for data center facilities includes established “traditional” enterprises that are web-enabling their applications and business processes, as well as cloud-centric companies with sophisticated technology requirements.

We cultivate long-term strategic relationships with our customers and provide them with solutions for their data center facilities and IT infrastructure requirements. The Company provides high-quality colocation with robust connectivity and the flexibility for customers to scale for future growth. Our offerings provide flexibility, reliability and security delivered through a tailored, customer service focused platform that is designed to foster long-term relationships. We focus on technology and large cloud computing customers that are expanding their data needs rapidly in the public and private cloud environments to provide them with solutions that address their current and future needs. Our facilities and construction design allow us to offer flexibility in density and power resiliency, and the opportunity for expansion as our customers' needs grow. The Company's network of 48 owned or leased data centers and investments with other colocation providers, enable us to provide our customers with solutions in America, Europe and Asia. The platform enables high-performance, low-cost data transfer and accessibility for customers.

As a full-service provider of data center solutions, our primary revenue sources consist of colocation rent from the lease of our data centers and services or products we provide to our customers including managed services, equipment sales, installation and other services. Colocation leases may include all or portions of a data center, where customers may also lease office space to support their colocation operations. Revenue is primarily based on power usage as well as square footage. Managed services are provided in certain contracts pursuant to contracts ranging from one to five years and include monitoring computer equipment, managing backups and storage, utilization reporting and other related ancillary information technology services using our equipment. Equipment sales, where title transfers to the customer, typically consist of servers, switches, networking equipment, cable infrastructure, cabinets and other miscellaneous technology communication equipment typically installed in our colocation facilities. Other services are generally one-time services and include installation of customer equipment, including products we sell to our tenants, performing customer system reboots, server cabinet and cage management, power monitoring, shipping and receiving, resolving technical issues, and other hands-on service requested by the customer.

Our Competitive Strengths

Our ability to attract and retain the world’s largest customers is attributed to the following competitive strengths, which distinguish us from other data center operators and enable us to continue to grow our operations.
High Quality Customer Base. The high quality of our assets, combined with our reputation for serving the needs of large enterprises, has enabled us to focus on the Fortune 1000, or other companies of equivalent size, to build a quality customer base. We currently have nearly 1,000 customers from a broad spectrum of industries and serve nine of the top ten cloud companies. Our revenue is generated by an enterprise customer base, as evidenced by the fact that as of December 31, 2018, 76% of our annualized rent comes from the Fortune 1000 or other companies of equivalent size. We serve a diversity of industries, including information technology, financial services, energy, oil and gas, mining, medical, research and consulting services and consumer goods and services.
As of December 31, 2018, Microsoft Corporation represented 18% of our revenue.
Strategically Located Portfolio. Our portfolio is located in several domestic and international markets possessing attractive characteristics for enterprise-focused data center operations. We have domestic properties in six of the largest metropolitan areas in the U.S. (New York, Chicago, Houston, Phoenix, San Antonio and Dallas) and five of the largest metropolitan areas for Fortune 500 headquarters (New York, Houston, Dallas, Chicago and Cincinnati). We also have six properties in international markets including three in London, two in Frankfurt and one in Singapore. We have land in Dublin and Amsterdam under development. We believe cities with large populations or a large number of corporate headquarters are likely to produce incremental demand for IT infrastructure. In addition, being located close to our current and potential customers provides chief information officers (CIOs) with additional confidence when outsourcing their data center infrastructure to us.

Modern, High Quality, Flexible Facilities. Our portfolio includes highly efficient, reliable facilities with flexibility to customize customer solutions and accessibility to hundreds of connectivity providers. To optimize the delivery of power, our properties include modern engineering technologies designed to minimize unnecessary power usage and, in our newest facilities, we are able to provide power utilization efficiency ratios that we believe to be among the best in the multi-tenant data center industry. Fortune 1000 chief information officers ("CIOs") are dividing their application stacks into various groups as some applications require 100% availability, while others may require significant power to support complex computing, or robust connectivity. Our facility design enables us to deliver different power densities and resiliencies to the same customer footprint, allowing customers to tailor solutions to meet their application needs. In addition, the National IX Platform, discussed below, provides access to hundreds of telecommunication and Internet carriers.
Massively Modular® Construction Methods. Our Massively Modular® data center design principles allow us to efficiently stage construction on a large scale and deliver critical power and colocation square feet (CSF) in a timeframe that we believe is one of the best in the industry. We acquire or build a large powered shell capable of scaling with our customers’ power and colocation space needs. Once the building shell is ready, we can build individual data center halls in portions of the building space to meet the needs of customers on a modular basis. This modular data center hall construction can be completed in 12 to 16 weeks to meet our customers’ immediate needs. This short construction timeframe ensures a very high utilization of the assets and minimizes the time between our capital investment and the recognition of customer revenue, favorably impacting our return on investment while also translating into lower costs for our customers. Our design principles also allow us to add incremental equipment to increase power densities as our customers’ power needs increase, which provides our customers with a significant amount of flexibility to manage their IT demands. We believe this Massively Modular® approach allows us to respond to rapidly evolving customer needs, to commit capital toward the highest return projects and to develop state-of-the-art data center facilities.
Significant Leasing Capability. Our focus on the customer, our ability to scale with their needs, and our operational excellence provide us with embedded future growth from our customer base. During 2018, we signed new leases representing $152.7 million in annualized revenue, with previously existing customers accounting for approximately 86% of this amount. Since December 31, 2017, we have increased our CSF by approximately 552,000 square feet or 17%, while maintaining a high percentage of CSF utilized of 88% and 83% as of December 31, 2018 and 2017, respectively.
Significant, Attractive Expansion Opportunities. As of December 31, 2018, we had 1,670,000 net rentable square feet (NRSF) of powered shell available for future development and approximately 470 acres of land that are available for future data center facility development, consisting of 462 acres in US markets and eight in Europe. The powered shell available for future development in locations that are part of our domestic portfolio consist of approximately 600,000 NRSF in the Northeast (Raleigh-Durham, Northern Virginia and New York Metro), 594,000 NRSF in the Southwest (Texas and Phoenix) and 454,000 NRSF in the Midwest (Chicago and Cincinnati). Our current development properties and available acreage were selected based on extensive site selection criteria and the collective industry knowledge and experience of our management team, with a focus on markets with a strong presence of and high demand by Fortune 1000 companies and providers of cloud services. As a result, we believe that our development portfolio contains properties that are located in markets with attractive supply and demand conditions and that possess suitable physical characteristics to support data center infrastructure.
Differentiated Reputation for Service. We believe that the decision CIOs make to outsource their data center infrastructure has material implications for their businesses and, as such, CIOs look to third-party data center providers that have a reputation for serving similar organizations and that are able to deliver a customized solution. We take a consultative approach to understanding the unique requirements of our customers, and our design principles allow us to deliver a customized data center solution to match their needs. We believe that this approach has helped fuel our growth. Our current customers are also often the source of new contracts, with referrals being an important source of new customers.
Experienced Management Team. Our management team is comprised of individuals drawing on diverse knowledge and skill sets acquired through extensive experiences in the real estate, REITs, telecommunications, technology and mission-critical infrastructure industries.

Balance Sheet Positioned to Fund Continued Growth. As of December 31, 2018, we had $1,613.4 million in available liquidity, including $1,549.0 million in borrowing capacity under the $3.0 Billion Credit Facility. The $3.0 Billion Credit Facility also includes an accordion feature providing for an aggregate increase in the revolving and term components to $4.0 billion, subject to certain conditions. We believe that we are appropriately capitalized with sufficient financial flexibility and capacity to fund our anticipated growth.

Experienced Sales Force with Robust Partner Channel. We have an experienced sales force with a particular expertise in selling to large enterprises and providers of cloud services, which can require extensive consultation and drive long sales cycles as these enterprises make the initial outsourcing decision. As of December 31, 2018, we had 48 sales-related employees. We believe the depth, knowledge, and experience of our sales team differentiates us from other data center companies, and we are not as dependent on brokers to identify and acquire customers as some other companies in the industry. To complement our direct sales efforts, we have developed a robust network of partners, including value added resellers, systems integrators and hosting providers.
Business and Growth Strategies
Our objective is to grow our revenue and earnings, and maximize stockholder returns and cash flow, by continuing to expand our data center infrastructure outsourcing business.
Increasing Revenue from Existing Customers and Properties. We have historically generated a significant portion of our revenue growth from our existing customers. We will continue to target our existing customers because we believe that many have significant data center infrastructure needs that have not yet been outsourced, and many will require additional data center space and power to support their growth and their increasing reliance on technology infrastructure in their operations. To address new demand, as of December 31, 2018, we have approximately 1,362,726 NRSF currently available for lease. We also have approximately 1,492,091 NRSF under development, as well as 1,670,000 NRSF of additional powered shell space under roof available for future development and approximately 470 acres of land that are available for future data center facility development.
Attracting and Retaining New Customers. Increasingly, enterprises are beginning to recognize the complexities of managing data center infrastructure in the midst of rapid technological development and innovation. We believe that these complexities, brought about by the rapidly increasing levels of Internet traffic and data, private and public cloud adoption, obsolete existing corporate data center infrastructure, increased power and cooling requirements and increased regulatory requirements, are all driving the need for companies to outsource their data center facility requirements. Consequently, this will significantly increase the percentage of companies that use third-party data center colocation services over the next several years. We believe that our high-quality assets and reputation for serving cloud providers and large enterprises have been, and will be, key differentiators for us in attracting customers that are outsourcing their data center infrastructure needs.
We acquire customers through a variety of channels. We have historically managed our sales process through a direct-to-the-customer model but also utilize third-party leasing agents and indirect leasing channels to expand our universe of potential new customers. Over the past few years, we have developed a robust network of partners in our indirect leasing channels, including value added resellers, systems integrators and hosting providers. These channels, in combination with our marketing strategies, have enabled us to build both a strong brand and outreach program to new customers. Throughout the life cycle of a customer’s lease with us, we maintain a disciplined approach to monitoring their experience, with the goal of providing the highest level of customer service. This personal attention fosters a strong relationship and trust with our customers, which leads to future growth and leasing renewals.
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
Our Portfolio
We own and operate 48 data centers and two recovery centers totaling 6.7 million NRSF, 88% of the CSF is leased and includes 703 megawatts ("MW") of power capacity. This includes 12 buildings where the Company leases such facilities. We are lessee of approximately 5.0% of our total operating NRSF as of December 31, 2018. Also included in our total NRSF, CSF and MW are pre-stabilized assets (which include data halls that have been in service for less than 24 months and are less than 85% leased) that have approximately 416,886 NRSF, 33% of the CSF is leased with capacity of 34 MW of power.
In addition, we have properties under development comprising approximately 1.5 million NRSF and 126 MW of power capacity. The estimated total costs to develop these properties is between $613 million and $714 million. The final cost to develop could change depending on the capital improvements required based on the lease contracts executed on such properties. We also have 470 acres of land available for future data center development. The following tables provide an overview of our operating and development properties as of December 31, 2018.

CyrusOne Inc.
Data Center Portfolio
As of December 31, 2018
(unaudited)

			Operating Net Rentable Square Feet (NRSF)(a)							Powered Shell Available for Future Development (NRSF)(k) (000)	Available Critical Load Capacity (MW)(l)
Stabilized Properties(b)	Metro Area	Annualized Rent(c) ($000)	Colocation Space (CSF)(d) (000)	CSF Occupied(e)	CSF Leased(f)	Office & Other(g) (000)	Office & Other Occupied(h)	Supporting Infrastructure(i) (000)	Total(j) (000)
Dallas - Carrollton	Dallas	$75,701	305	88%	89%	82	44%	111	498	—	44
Northern Virginia - Sterling V	Northern Virginia	42,039	383	83%	92%	11	100%	138	532	64	57
Houston - Houston West I	Houston	41,911	112	97%	97%	11	100%	37	161	3	28
Northern Virginia - Sterling II	Northern Virginia	35,853	159	100%	100%	9	100%	55	223	—	30
Cincinnati - 7th Street***	Cincinnati	33,493	197	91%	92%	6	61%	175	378	46	16
San Antonio III	San Antonio	30,781	132	100%	100%	9	100%	43	184	—	24
Somerset I	New York Metro	29,786	97	85%	92%	27	89%	89	213	203	13
Chicago - Aurora I	Chicago	27,797	113	98%	98%	34	100%	223	371	27	71
Dallas - Lewisville*	Dallas	27,050	114	76%	83%	11	84%	54	180	—	21
Totowa - Madison**	New York Metro	26,469	51	89%	92%	22	100%	59	133	—	6
Cincinnati - North Cincinnati	Cincinnati	24,322	65	99%	100%	45	79%	53	163	65	14
Wappingers Falls I**	New York Metro	23,705	37	92%	92%	20	99%	15	72	—	3
Frankfurt I	Frankfurt	21,973	53	97%	97%	8	91%	57	118	—	18
San Antonio I	San Antonio	21,586	44	100%	100%	6	83%	46	96	11	12
Phoenix - Chandler VI	Phoenix	21,190	148	99%	99%	6	100%	32	186	10	24
Houston - Houston West II	Houston	20,822	80	77%	77%	4	79%	55	139	11	12
Phoenix - Chandler II	Phoenix	20,501	74	100%	100%	6	38%	26	105	—	12
Northern Virginia - Sterling I	Northern Virginia	19,878	78	100%	100%	6	81%	49	132	—	12
Phoenix - Chandler I	Phoenix	19,456	74	100%	100%	35	12%	39	147	31	16
Phoenix - Chandler III	Phoenix	18,548	68	100%	100%	2	—%	30	101	—	14
Raleigh-Durham I	Raleigh-Durham	18,522	76	92%	97%	13	100%	82	171	246	12
Northern Virginia - Sterling III	Northern Virginia	18,172	79	100%	100%	7	100%	34	120	—	15
Austin III	Austin	16,427	62	67%	69%	15	98%	21	98	67	6
Houston - Galleria	Houston	16,021	63	59%	59%	23	49%	25	112	—	14
Austin II	Austin	14,860	44	95%	95%	2	100%	22	68	—	5
San Antonio II	San Antonio	14,106	64	100%	100%	11	100%	41	117	—	12
Florence	Cincinnati	13,518	53	99%	99%	47	87%	40	140	—	9
Northern Virginia - Sterling VI	Northern Virginia	12,384	101	68%	100%	—	—%	—	101	—	21
Phoenix - Chandler IV	Phoenix	11,285	73	100%	100%	3	100%	27	103	—	12
Phoenix - Chandler V	Phoenix	11,162	72	100%	100%	1	95%	16	89	94	12
Cincinnati - Hamilton*	Cincinnati	10,803	47	74%	74%	1	100%	35	83	—	10
Northern Virginia - Sterling IV	Northern Virginia	10,349	81	100%	100%	7	100%	34	122	—	15
San Antonio IV	San Antonio	10,271	60	100%	100%	12	100%	27	99	—	12
London I**	London	8,527	25	100%	100%	12	56%	58	95	9	10
London II**	London	8,304	49	100%	100%	10	100%	93	151	4	15
London - Great Bridgewater**	London	6,274	10	94%	94%	—	—%	1	11	—	1
Houston - Houston West III	Houston	5,569	53	34%	34%	10	100%	32	95	209	6
Cincinnati - Mason	Cincinnati	5,374	34	100%	100%	26	98%	17	78	—	4
Stamford - Riverbend**	New York Metro	5,340	20	23%	23%	—	—%	8	28	—	2
Norwalk I**	New York Metro	4,378	13	99%	99%	4	61%	41	58	87	2
Chicago - Lombard	Chicago	2,427	14	62%	62%	4	100%	12	30	29	3
Stamford - Omega**	New York Metro	1,242	—	—%	—%	19	84%	4	22	—	—
Frankfurt II	Frankfurt	1,185	45	100%	100%	7	100%	72	123	10	25
Cincinnati - Blue Ash*	Cincinnati	657	6	36%	36%	7	100%	2	15	—	1
South Bend - Crescent*	Chicago	567	3	41%	41%	—	—%	5	9	11	1
Totowa - Commerce**	New York Metro	567	—	—%	—%	20	38%	6	26	—	—
Singapore - Inter Business Park**	Singapore	379	3	22%	22%	—	—%	—	3	—	1
South Bend - Monroe	Chicago	123	6	23%	23%	—	—%	6	13	4	1
Stabilized Properties - Total		$811,653	3,540	90%	92%	621	77%	2,148	6,309	1,241	669

CyrusOne Inc.
Data Center Portfolio
As of December 31, 2018
(Unaudited)

			Operating Net Rentable Square Feet (NRSF)(a)							Powered Shell Available for Future Development (NRSF)(k) (000)	Available Critical Load Capacity (MW)(l)
	Metro Area	Annualized Rent(c) ($000)	Colocation Space (CSF)(d) (000)	CSF Occupied(e)	CSF Leased(f)	Office & Other(g) (000)	Office & Other Occupied(h)	Supporting Infrastructure(i) (000)	Total(j) (000)
Stabilized Properties - Total		$811,653	3,540	90%	92%	621	77%	2,148	6,309	1,241	669
Pre-Stabilized Properties(b)
Dallas - Carrollton (DH #6)	Dallas	7,346	75	76%	76%	—	—%	21	96	—	6
Chicago - Aurora II (DH #1)	Chicago	2,107	77	29%	34%	45	—%	14	136	272	16
Dallas - Carrollton (DH #7)	Dallas	868	48	21%	21%	—	—%	—	48	—	6
Dallas - Allen (DH #1)	Dallas	—	79	—%	—%	—	—%	58	137	158	6
All Properties - Total		$821,975	3,819	85%	88%	666	72%	2,241	6,726	1,670	703

*	Indicates properties in which we hold a leasehold interest in the building shell and land. All data center infrastructure has been constructed by us and is owned by us.

**	Indicates properties in which we hold a leasehold interest in the building shell, land, and all data center infrastructure.
*** The information provided for the Cincinnati - 7th Street property includes data for two facilities, one of which we lease and one of which we own.

(a)	Represents the total square feet of a building under lease or available for lease based on engineers' drawings and estimates but does not include space held for development or space used by CyrusOne.

(b)
Stabilized properties include data halls that have been in service for at least 24 months or are at least 85% leased. Pre-stabilized properties include data halls that have been in service for less than 24 months and are less than 85% leased.

(c)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2018, multiplied by 12. For the month of December 2018, customer reimbursements were $112.0 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From January 1, 2017 through December 31, 2018, customer reimbursements under leases with separately metered power constituted between 10.2% and 15.1% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2018 was $829.6 million. Our annualized effective rent was greater than our annualized rent as of December 31, 2018 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(d)	CSF represents the NRSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.

(e)
Percent occupied is determined based on CSF billed to customers under signed leases as of December 31, 2018 divided by total CSF. Leases signed but that have not commenced billing as of December 31, 2018 are not included.

(f)	Percent leased is calculated by dividing CSF under signed leases for colocation space (whether or not the lease has commenced billing) by total CSF.

(g)	Represents the NRSF at an operating facility that is currently leased or readily available for lease as space other than CSF, which is typically office and other space.

(h)
Percent occupied is determined based on Office & Other space being billed to customers under signed leases as of December 31, 2018 divided by total Office & Other space. Leases signed but not commenced as of December 31, 2018 are not included.

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

CyrusOne Inc.
NRSF Under Development
As of December 31, 2018
(Dollars in millions)
(unaudited)

			NRSF Under Development(a)						Under Development Costs(b)
Facilities	Metropolitan Area	Estimated Completion Date	Colocation Space (CSF) (000)	Office & Other (000)	Supporting Infrastructure (000)	Powered Shell(c) (000)	Total (000)	Critical Load MW Capacity(d)	Actual to Date(e)	Estimated Costs to Completion(f)	Total
Dallas - Allen	Dallas	1Q'19	—	25	21	—	46	—	$—	$ 7-9	$ 7-9
Northern Virginia - Sterling V	Northern Virginia	1Q'19	—	—	7	—	7	6.0	—	25-28	25-28
Phoenix - Chandler VII	Phoenix	1Q'19	—	—	—	269	269	—	15	44-50	59-65
Raleigh-Durham I	Raleigh-Durham	1Q'19	7	—	—	—	7	3.0	1	6-8	7-9
Dallas - Carrollton	Dallas	2Q'19	—	—	—	—	—	6.0	2	17-18	19-20
Northern Virginia - Sterling VI	Northern Virginia	2Q'19	171	35	52	—	258	36.0	43	95-119	138-162
Somerset II	New York Metro	2Q'19	9	—	—	—	9	—	—	4-6	4-6
London I	London	2Q'19	13	—	—	—	13	5.0	—	12-14	12-14
Northern Virginia - Sterling VII	Northern Virginia	3Q'19	—	—	—	93	93	—	—	33-37	33-37
Northern Virginia - Sterling VIII	Northern Virginia	3Q'19	122	4	25	—	151	30.0	24	142-159	166-183
Austin III	Austin	3Q'19	—	—	—	—	—	3.0	—	17-19	17-19
London II	London	3Q'19	32	—	—	—	32	13.0	—	30-34	30-34
Frankfurt II	Frankfurt	3Q'19	45	3	—	—	48	18.0	—	50-60	50-60
Amsterdam I	Amsterdam	4Q'19	39	28	40	194	301	6.0	1	65-76	66-77
Frankfurt III	Frankfurt	2Q'20	—	—	—	258	258	—	—	66-77	66-77
Total			439	96	144	814	1,492	126.0	$86	$ 613-714	$699-800

(a)
Represents NRSF at a facility for which activities have commenced or are expected to commence in the next 2 quarters to prepare the space for its intended use. Estimates and timing are subject to change. May not sum to total due to rounding.

(b)
London development costs are GBP-denominated and shown as USD-equivalent using exchange rate of 1.27. Frankfurt and Amsterdam development costs are EUR-denominated and shown as USD-equivalent using exchange rate of 1.14.

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

(e)	Actual to date is the cash investment as of December 31, 2018. There may be accruals above this amount for work completed, for which cash has not yet been paid.

(f)	Represents management’s estimate of the total costs required to complete the current NRSF under development. There may be an increase in costs if customers require greater power density.

Customer Diversification

Our portfolio is currently leased to approximately 1,000 customers, many of which are leading global companies. The following table sets forth information regarding the 20 largest customers, including their affiliates, in our portfolio based on annualized rent as of December 31, 2018:
CyrusOne Inc.
Customer Sector Diversification(a)
As of December 31, 2018
(unaudited)

	Principal Customer Industry	Number of Locations	Annualized Rent(b) (000)	Percentage of Portfolio Annualized Rent(c)	Weighted Average Remaining Lease Term in Months(d)
1	Information Technology(e)	11	$156,064	19.0%	95.8
2	Information Technology	5	52,716	6.4%	67.6
3	Information Technology	10	44,325	5.4%	39.4
4	Information Technology	7	29,937	3.6%	32.8
5	Financial Services	1	19,097	2.3%	147.0
6	Research and Consulting Services	3	15,791	1.9%	25.1
7	Information Technology	4	15,585	1.9%	44.0
8	Healthcare	2	15,099	1.8%	108.0
9	Telecommunication Services	2	13,513	1.6%	31.0
10	Energy	1	12,610	1.5%	19.7
11	Information Technology	6	12,004	1.5%	23.0
12	Industrials	5	11,400	1.4%	9.5
13	Telecommunication Services	7	9,950	1.2%	22.1
14	Financial Services	2	9,506	1.2%	56.6
15	Consumer Staples	3	9,162	1.1%	25.7
16	Information Technology	2	7,994	1.0%	66.2
17	Telecommunication Services	1	7,823	1.0%	106.6
18	Information Technology	3	7,819	1.0%	109.8
19	Information Technology	2	7,187	0.9%	11.3
20	Financial Services	1	6,600	0.8%	17.0
			$464,182	56.5%	67.2

(a)	Customers and their affiliates are consolidated.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2018, multiplied by 12. For the month of December 2018, customer reimbursements were $112.0 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From January 1, 2017 through December 31, 2018, customer reimbursements under leases with separately metered power constituted between 10.2% and 15.1% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2018 was $829.6 million. Our annualized effective rent was greater than our annualized rent as of December 31, 2018 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(c)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of December 31, 2018, which was approximately $822.0 million.

(d)
Weighted average based on customer’s percentage of total annualized rent expiring and is as of December 31, 2018, assuming that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.

(e)	The customer represents 19% of our annualized rent and 18% of our consolidated revenue.

Lease Distribution

The following table sets forth information relating to the distribution of customer leases in the properties in our portfolio, based on NRSF under lease as of December 31, 2018:
CyrusOne Inc.
Lease Distribution
As of December 31, 2018
(unaudited)

NRSF Under Lease(a)	Number of Customers(b)	Percentage of All Customers	Total Leased NRSF(c) (000)	Percentage of Portfolio Leased NRSF	Annualized Rent(d) (000)	Percentage of Annualized Rent
0-999	672	68%	127	2%	$71,531	9%
1,000-2,499	119	12%	187	4%	43,709	5%
2,500-4,999	74	7%	264	5%	44,912	6%
5,000-9,999	45	5%	319	6%	52,946	6%
10,000+	82	8%	4,466	83%	608,877	74%
Total	992	100%	5,363	100%	$821,975	100%

(a)	Represents all leases in our portfolio, including colocation, office and other leases.

(b)
Represents the number of customers occupying data center, office and other space as of December 31, 2018. This may vary from total customer count as some customers may be under contract, but have yet to occupy space.

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

(d)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2018, multiplied by 12. For the month of December 2018, customer reimbursements were $112.0 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From January 1, 2017 through December 31, 2018, customer reimbursements under leases with separately metered power constituted between 10.2% and 15.1% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2018 was $829.6 million. Our annualized effective rent was greater than our annualized rent as of December 31, 2018 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

Lease Expiration

The following table sets forth a summary schedule of the customer lease expirations for leases in place as of December 31, 2018, plus available space, for each of the 10 full calendar years beginning January 1, 2019, at the properties in our portfolio.
CyrusOne Inc.
Lease Expirations
As of December 31, 2018
(unaudited)

Year(a)	Number of Leases Expiring(b)	Total Operating NRSF Expiring (000)	Percentage of Total NRSF	Annualized Rent(c) (000)	Percentage of Annualized Rent	Annualized Rent at Expiration(d) (000)	Percentage of Annualized Rent at Expiration
Available		1,363	20%
Month-to-Month	759	100	1%	$32,002	4%	$34,396	4%
2019	2,250	574	9%	107,469	13%	108,352	12%
2020	1,686	594	9%	104,107	13%	106,016	11%
2021	1,851	722	11%	127,330	15%	136,913	15%
2022	337	539	8%	77,359	9%	83,552	9%
2023	266	720	11%	86,821	11%	119,285	13%
2024	60	266	4%	39,767	5%	48,527	5%
2025	46	186	3%	29,672	4%	34,024	4%
2026	31	590	9%	86,809	10%	92,627	10%
2027	19	438	6%	66,807	8%	86,233	9%
2028	16	265	4%	29,576	4%	34,941	4%
2029 - Thereafter	13	369	5%	34,256	4%	41,324	4%
Total	7,334	6,726	100%	$821,975	100%	$926,190	100%

(a)
Leases that were auto-renewed prior to December 31, 2018 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised.

(b)	Number of leases represents each agreement with a customer. A lease agreement could include multiple spaces and a customer could have multiple leases.

(c)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2018, multiplied by 12. For the month of December 2018, customer reimbursements were $112.0 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From January 1, 2017 through December 31, 2018, customer reimbursements under leases with separately metered power constituted between 10.2% and 15.1% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2018 was $829.6 million. Our annualized effective rent was greater than our annualized rent as of December 31, 2018 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(d)	Represents the final monthly contractual rent under existing customer leases that had commenced as of December 31, 2018, multiplied by 12.

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

Some of the properties may contain asbestos-containing building materials.  Environmental laws require that asbestos-containing building materials be properly managed and maintained and may impose fines and penalties on building owners or operators for failure to comply with these requirements.

Environmental consultants have conducted Phase I or similar non-intrusive environmental site assessments on recently acquired properties and, if appropriate, additional environmental inquiries and assessments. Nonetheless, we may acquire or develop sites in the future with unknown environmental conditions from historical operations. Although we are not aware of any sites at which we currently have material remedial obligations, the imposition of remedial obligations as a result of spill or the discovery of contaminants in the future could result in significant additional costs to us.

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
Employees
As of December 31, 2018, we employ approximately 448 persons, including 44 international employees. None of these employees are represented by a labor union.
Financial Information
For financial information related to our operations, please refer to the financial statements including the notes thereto, included in this Form 10-K.
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
We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. Our top 10 customers collectively accounted for approximately 46% of our total annualized rent as of December 31, 2018. We have one customer which accounted for approximately 18% of our revenue as of December 31, 2018. As a result of this customer concentration, our business, financial condition and results of operations, including the amount of cash available for distribution to our stockholders, could be adversely affected if we lose one or more of our larger customers, if one or more of such customers significantly reduce their business with us or if we choose not to enforce, or to enforce less vigorously, any rights that we may have now or in the future against these significant customers because of our desire to maintain our relationship with them.
A significant percentage of our customer base is also concentrated in two industry sectors: information technology and financial services. Enterprises in the information technology and financial services sectors comprised approximately 51% and 17% respectively, of our annualized rent as of December 31, 2018. A downturn in one of these industries could negatively impact the financial condition of one or more of our information technology, financial services or energy customers, including several of our larger customers. In addition, instability in financial markets and economies generally may adversely affect our customers’ ability to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our customers’ financial condition and results of operations. As a result of these factors, customers could default on their obligations to us, delay the purchase of new services from us or decline to renew expiring leases, any of which could have an adverse effect on our business, financial condition and results of operations.
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
Our customers may not renew their leases upon expiration. This risk is increased by the significant percentage of our customer leases that expire every year. As of December 31, 2018, leases representing 13%, 13% and 15% of the annualized rent for our portfolio will expire during 2019, 2020 and 2021, respectively, and an additional 4% of the 2018 annualized rent for our portfolio was from month-to-month leases. While historically we have retained a significant number of our customers, including those leasing from us on a month-to-month basis, upon expiration our customers may elect not to renew their leases or renew their leases at lower rates, for less space, for fewer services or for shorter terms. If we are unable to successfully renew or continue our customer leases on the same or more favorable terms or subsequently re-lease available data center space when such leases expire, our business, financial condition and results of operations could be adversely affected.
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
Our properties are located in 13 distinct markets (10 in the U.S., London, U.K., Singapore and Frankfurt, Germany). Cincinnati, Dallas, Houston, New York Metro, Northern Virginia, Phoenix and San Antonio accounted for approximately 84% of our annualized rent as of December 31, 2018. As such, we are potentially susceptible to local economic conditions and the supply of, and demand for, data center space in these markets. If there is a downturn in the economy, a natural disaster or an oversupply of, or decrease in demand for, data centers in these markets, our business could be adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.
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
We do not own 12 buildings that account for approximately 639,720 NRSF, or approximately 5% of our total operating NRSF. These leased buildings accounted for 6% of our total annualized rent as of December 31, 2018. In addition, future companies that we acquire, particularly outside of the U. S., may lease facilities instead of owning them. Our business could be harmed if we are unable to renew the leases for these data centers on favorable terms or at all. Additionally, in several of our smaller facilities we sublease our space, and our rights under these subleases are dependent on our sublandlord retaining its rights under the prime lease. When the primary terms of our existing leases and subleases expire, we generally have the right to extend the terms of our leases and subleases for one or more renewal periods, subject to, in the case of several of our subleases, our sublandlord renewing its term under the prime lease. For four of these leases and subleases, the renewal rent will be determined based on the fair market value of rental rates for the property, and the then prevailing rental rates may be higher than the current rental rates under the applicable lease. The rent for the remaining leases and subleases will be based on a fixed percentage increase over the base rent during the year immediately prior to expiration. Several of our data centers are leased or subleased from other data center companies, which may increase our risk of non-renewal or renewal on less than favorable terms. If renewal rates are less favorable than those we currently have, we may be required to increase revenues within existing data centers to offset such increase in lease payments. Failure to increase revenues to sufficiently offset these projected higher costs would adversely impact our operating income. Upon the end of our renewal options, we would have to renegotiate our lease terms with the applicable landlords.
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
Problems at one or more of our data centers, whether or not within our control, could result in service interruptions or equipment damage. Substantially all of our leases with our customers include terms requiring us to meet certain service level commitments primarily in terms of electrical output to, and maintenance of environmental conditions in, the data center raised floor space leased by such customers. Any failure to meet these commitments or any equipment damage in our data centers, including as a result of mechanical failure, power outage, human error on our part or other reasons, could subject us to liability under our lease terms, including service level credits against customer rent payments, or, in certain cases of repeated failures, the right by the customer to terminate the lease. For example, although our data center facilities are engineered to reliably power and cool our customers’ computing equipment, it is possible that an outage could adversely affect a facility’s power and cooling capabilities, and, in the past, certain of our facilities have experienced minor outages. Depending on the frequency and duration of these outages, the affected customers may have the right to terminate their lease, which could have a negative impact on our business. We may also be required to expend significant financial resources to upgrade or add to existing infrastructure to meet customer requirements for power and cooling, and we may not be financially or operationally able to do so in a timely manner.
We may be vulnerable to security breaches or cyber-attacks which could disrupt our operations and have a material adverse effect on our financial performance and operating results.
Security breaches, cyber-attacks, or disruption, of our or our customers' physical or information technology infrastructure, networks and related management systems could result in, among other things, unauthorized access to our facilities, a breach of our and our customers’ networks and information technology infrastructure, the misappropriation of our or our customers’ or their customers’ proprietary or confidential information, interruptions or malfunctions in our or our customers’ operations, delays or interruptions to our ability to meet customer needs, breach of our legal, regulatory or contractual obligations, inability to access or rely upon critical business records or other disruptions in our operations. Numerous sources can cause these types of incidents, including: physical or electronic security breaches; viruses, ransomware or other malware; hardware vulnerabilities such as Meltdown and Spectre; accident or human error by our own personnel or third parties; criminal activity or malfeasance (including by our own personnel); fraud or impersonation scams perpetrated against us or our partners or customers; or security events impacting our third-party service providers or our partners or customers. Our exposure to cybersecurity threats and negative consequences of cybersecurity breaches will likely increase as we store increasing amounts of customer data. Additionally, as we increasingly market the security features in our data centers, our data centers may be targeted by computer hackers seeking to compromise data security.

We recognize the increasing volume of cyber-attacks and employ commercially practical efforts to provide reasonable assurance such attacks are appropriately mitigated. Each year, we evaluate the threat profile of our industry to stay abreast of trends and to provide reasonable assurance our existing countermeasures will address any new threats identified. We may be required to expend significant financial resources to protect against or respond to such breaches. Cyber criminals are increasingly using powerful new tactics including evasive applications, proxies, tunneling, encryption techniques, vulnerability exploits, buffer overflows, distributed denial of service attacks, or distributed denial-of-service or DDoS attacks, botnets and port scans. Techniques used to breach security change frequently, and are generally not recognized until launched against a target, so we may not be able to promptly detect that a security breach or unauthorized access has occurred. We also may not be able to implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. As we provide assurances to our customers that we provide a high level of security, if an actual or perceived security breach occurs, the market’s perception of our security measures could be harmed and we could lose sales and current and potential customers, and such a breach could be particularly harmful to our brand and reputation. Any breaches that may occur could also expose us to increased risk of lawsuits, material monetary damages, potential violations of applicable privacy and other laws, penalties and fines, loss of existing or potential customers, harm to our reputation and increases in our security and insurance costs, which could have a material adverse effect on our business, financial condition and results of operations. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. Furthermore, if a high profile security breach or cyber-attack occurs with respect to another provider of mission-critical data center facilities, our customers and potential customers may lose trust in the security of these business models generally, which could harm our ability to retain existing customers or attract new ones. We cannot guarantee that any backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent network and service interruption, system failure, damage to one or more of our systems or data loss in the event of a security breach or attack on our facilities.

In addition, the regulatory framework around data custody, data privacy and breaches varies by jurisdiction and is an evolving area of law with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere. We may not be able to limit our liability or damages in the event of such a loss. For example, the European Union recently adopted the General Data Protection Regulation (the "GDPR"). The GDPR imposes additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Data protection legislation is also becoming increasingly common in the United States at both the federal and state level and may require us to further modify our data processing practices and policies. For example, the state of California, where we recently acquired property for the first time in Santa Clara and expect to build our first Silicon Valley data center, recently adopted the California Consumer Privacy Act of 2018, which is currently set to take effect on January 1, 2020 and expected to provide California residents with increased privacy rights and protections with respect to their personal information. Compliance with existing, proposed and recently enacted laws and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, fines and penalties, damage to our reputation and credibility and could have a negative impact on our business and results of operations.
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

We regularly monitor commodity and labor pricing trends related to our data center development capital expenditures, where a large proportion of our current development project costs are under firm price commitments. Should the proportion of such project costs that are firm price commitments decline, there could be corresponding price increases in certain selective materials, including due to recent international trade negotiations, which could significantly increase our overall development costs.
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
In addition, even when power supplies are adequate, we may be subject to pricing risks and unanticipated costs associated with obtaining power from various utility companies. While we actively seek to lock-in utility rates, many factors beyond our control may increase the rate charged by the local utility. For instance, municipal utilities in areas experiencing financial distress may increase rates to compensate for financial shortfalls unrelated to either the cost of production or the demand for electricity. Utilities may be dependent on, and be sensitive to price increases for, a particular type of fuel, such as coal, oil or natural gas. In addition, the price of these fuels and the electricity generated from them could increase as a result of proposed legislative measures related to climate change or efforts to regulate carbon emissions. In any of these cases, increases in the cost of power at any of our data centers could put those locations at a competitive disadvantage relative to data centers served by utilities that can provide less expensive power. These pricing risks are particularly acute with respect to our customer leases that are structured on a full-service gross basis, where the customer pays a fixed amount for both colocation rental and power. Our business, financial condition and results of operations could be adversely affected in the event of an increase in utility rates under these leases, which, as of December 31, 2018, accounted for approximately 16% of our leased NRSF, because we may be limited in our ability to pass on such costs to these customers.
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
A customer’s decision to lease space in one of our data centers and to purchase additional services from us typically involves a significant commitment of resources, significant contract negotiations regarding the service level commitments, and significant due diligence on the part of the customer regarding the adequacy of our facilities, including the adequacy of carrier connections. As a result, the sale of data center space has a long sales cycle. Furthermore, we may expend significant time and resources in pursuing a particular sale or customer that may not result in revenue. Our inability to adequately manage the risks associated with the data center sales cycle may adversely affect our business, financial condition and results of operations.
Our international activities are subject to special risks different from those faced by us in the United States, and we may not be able to effectively manage our international business.

Our activities are primarily based in the United States with a more limited presence in Europe and Southeast Asia and, through our strategic partnership with GDS Holdings Limited ("GDS"), the People’s Republic of China (PRC). Most recently, in August 2018 we increased our presence in Europe as a result of the Zenium acquisition. Expanding our international activities involves risks not generally associated with activities or investments in the United States, including:
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

•
the uncertain impact of the United Kingdom’s vote to leave the European Union (commonly known as "Brexit") and the uncertainty around the British Parliament's approval of the agreement with the European Union regarding its withdrawal from the European Union as discussed in “The uncertainty surrounding the United Kingdom’s decision to withdraw from the European Union and around the British Parliament’s approval of the agreement with the European Union regarding the United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could adversely affect our results of operations” below; and

•exposure to restrictive foreign labor law practices.
Our inability to overcome these risks could adversely affect our foreign operations, partnerships and growth prospects and could harm our business, financial condition and results of operations.

We may be unable to identify and complete acquisitions and successfully operate acquired properties.
We continually evaluate the market for available properties and may acquire data centers or properties suited for data center development when opportunities exist. Our ability to complete acquisitions on favorable terms and to successfully develop and operate acquired properties involves significant risks, including:

•	we may be unable to acquire a desired property because of competition from other data center companies or real estate investors;

•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price of such property;

•	we may be unable to realize the intended benefits from acquisitions or achieve anticipated operating or financial results;

•	we may be unable to finance the acquisition on favorable terms or at all;

•	we may underestimate the costs to make necessary improvements to acquired properties;

•	we may be unable to quickly and efficiently integrate new acquisitions into our existing operations resulting in disruptions to our operations or the diversion of our management’s attention;

•	acquired properties may be subject to reassessment, which may result in higher than expected tax payments;

•	we may not be able to access sufficient power on favorable terms or at all;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates;

•	we may incur impairment losses or other charges related to acquired assets or properties;

•	we may face challenges in retaining the customers of acquired properties; and

•	we may incur significant costs associated with unrealized transactions.
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
We have acquired and may continue to acquire properties on a strategic and selective basis in international metropolitan areas that are new to us. For example, in August 2018, we completed the Zenium acquisition which resulted in our ownership of two facilities in Frankfurt, a new market to us. When we acquire properties located in new markets, we may face risks associated with a lack of market knowledge or understanding of the local economy and culture, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. In addition, due diligence, transaction and structuring costs may be higher than those we may face in the United States. We work to mitigate such risks through extensive diligence and research and associations with experienced partners; however, we cannot assure you that all such risks will be eliminated.
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
The uncertainty surrounding the United Kingdom’s decision to withdraw from the European Union and around the British Parliament’s approval of the agreement with the European Union regarding the United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could adversely affect our results of operations.
As a result of the Zenium acquisition, we acquired four data centers located in London, U.K. and Frankfurt, Germany and expanded our presence in Europe. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. Although the referendum was advisory, the British government subsequently negotiated the terms of an agreement with the European Union regarding the United Kingdom’s relationship with the European Union following its exit from the European Union. On January 15, 2019, the British Parliament, however, rejected the proposed agreement for the United Kingdom’s withdrawal from the European Union. As a result, there remains considerable uncertainty around the withdrawal of the United Kingdom from the European Union. Failure to obtain parliamentary approval of a negotiated withdrawal agreement would mean that the United Kingdom would leave the European Union on March 29, 2019, possibly with no agreement (commonly referred to as a “no deal Brexit”).

The referendum and the uncertainty around the British Parliament’s approval of the agreement with the European Union regarding the United Kingdom’s withdrawal from the European Union has created significant uncertainty about the future relationship between the United Kingdom and the European Union, and the original referendum has given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates (primarily the British pound sterling and Euro) and credit ratings may be especially subject to increased market volatility. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal could depress economic activity and restrict our access to capital in the United Kingdom. If the United Kingdom and the European Union are unable to negotiate acceptable withdrawal terms or if other European Union member states pursue withdrawal, barrier-free access between the United Kingdom and other European Union member states or among the European economic area overall could be diminished or eliminated. Any of these factors may adversely affect our business, financial condition and results of operations.

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
We have significantly and rapidly expanded the size of our Company. For example, we increased our footprint by 18% from approximately 5,716,701 NRSF at the end of 2017 to approximately 6,725,700 NRSF by December 31, 2018. We have also expanded our presence in Europe as a result of the Zenium acquisition. Our growth may significantly strain our management, operational and financial resources and systems. An inability to manage our growth effectively or the increased strain on our management, our resources and systems could materially adversely affect our business, financial condition and results of operations.
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
We have significant indebtedness that involves significant debt service obligations, limits our operational and financial flexibility, exposes us to interest rate fluctuations and exposes us to the risk of default under our debt obligations.

As of December 31, 2018, we had a total combined indebtedness, including capital lease obligations and lease financing arrangements, of approximately $2,781.4 million. As of December 31, 2018, we have the ability to borrow up to an additional approximately $1,549.0 million under our $3.0 Billion Credit Facility, net of outstanding letters of credit of approximately $8.0 million, subject to satisfying certain financial tests. Our $3.0 Billion Credit Facility also contains an accordion feature that, as of December 31, 2018, allows the operating partnership to request an increase in the total commitment by up to $1,000.0 million. There are no limits on the amount of indebtedness we may incur other than limits contained in the indentures governing our 2024 Notes and 2027 Notes (each as defined in Note 12, Debt to our audited consolidated financial statements), our $3.0 Billion Credit Facility or future agreements that we may enter into or as may be set forth in any policy limiting the amount of indebtedness we may incur adopted by CyrusOne’s board of directors. A substantial level of indebtedness could have adverse consequences for our business, financial condition and results of operations because it could, among other things:

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

•	make it more difficult for us to satisfy our financial obligations, including borrowings under the $3.0 Billion Credit Facility;

•	increase our vulnerability to general adverse economic and industry conditions;

•	expose us to increases in interest rates for our variable rate debt;

•	limit our ability to borrow additional funds on favorable terms or at all to expand our business or ease liquidity constraints;

•	limit our ability to refinance all or a portion of our indebtedness on or before maturity on the same or more favorable terms or at all;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a competitive disadvantage relative to competitors that have less indebtedness;

•	increase our risk of property losses as the result of foreclosure actions initiated by lenders in the event we should incur mortgage or other secured debt obligations; and

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

These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. These covenants could also impair our ability to plan for or react to market conditions or meet capital needs, or our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our interest. In addition, the indentures governing our 2024 Notes and 2027 Notes and our $3.0 Billion Credit Facility require us to maintain specified financial ratios and satisfy financial condition tests. The indentures governing our 2024 Notes and 2027 Notes also require our operating partnership and its subsidiaries to maintain total unencumbered assets of at least 150% of the aggregate principal amount of their outstanding unsecured debt on a consolidated basis. Our ability to comply with these metrics or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants or covenants under any other agreements governing our indebtedness could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders or holders thereof could elect to declare all outstanding debt under such agreements to be immediately due and payable. If we were unable to repay or refinance the accelerated debt, the lenders or holders, as applicable, could proceed against any assets pledged to secure that debt, including foreclosing on or requiring the sale of our data centers, and our assets may not be sufficient to repay such debt in full.
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
Our properties are subject to various federal, state and local regulations, such as state and local fire and life safety regulations, as well as similar foreign regulations. For instance, as discussed in “We may be vulnerable to security breaches or cyber-attacks which could disrupt our operations and have a material adverse effect on our financial performance and operating results” above, new regulations such as the GDPR may have significant impact on our operations. If we fail to comply with these various regulations, we may be required to pay fines or private damage awards. We do not know whether existing regulations will change or whether future regulations will require us to make significant unanticipated expenditures that may adversely affect our business, financial condition and results of operations. With respect to foreign regulations, we also face the risks described above in “We face risks with our international acquisitions associated with investing in unfamiliar metropolitan areas”.
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
We review the carrying value of each of our properties when events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. Examples of such indicators may include a significant decrease in market price, a significant adverse change in the extent to or manner in which the property is being used or in its physical condition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, or a history of operating or cash flow losses. When such impairment indicators exist, we review an estimate of the future undiscounted net cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition and compare it to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. For example, we recorded an impairment of $58.0 million related primarily to two properties for the year ended December 31, 2017. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to re-evaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our business, financial condition and results of operations.
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
As described in Part I, Item 1 "Business", we have deployed the National IX Platform throughout several of our properties, and expect that we will further deploy it throughout our portfolio to meet customer demand. The National IX Platform allows our customers to connect to third-party carriers and other customers. We may be required to incur substantial additional costs to operate and expand the National IX Platform. The National IX Platform is subject to failure resulting from numerous factors, including but not limited to:

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
Violations of our prohibition on harassment, sexual or otherwise, could result in liabilities and/or litigation.
We prohibit harassment or discrimination in the workplace, whether sexual harassment or any other form. This policy applies to all aspects of employment. Notwithstanding our conducting training and taking disciplinary action against alleged violations, we may encounter additional costs from claims made and/or legal proceedings brought against us. Any such claims or allegations, or even just stories or rumors about such misconduct at the Company, could also harm our reputation and therefore our business, including our ability to recruit future employees or secure contracts with new customers, even if such allegations do not result in any legal liability or direct financial losses.
The expansion of social media platforms presents new risks and challenges.
The inappropriate use of certain social media vehicles could cause brand damage or information leakage or could lead to legal implications from the improper collection and/or dissemination of personally identifiable information or the improper dissemination of material non-public information. In addition, negative posts or comments about us on any social networking web site could seriously damage our reputation. Further, the disclosure of non-public company sensitive information through external media channels could lead to information loss as there might not be structured processes in place to secure and protect information. If our non-public sensitive information is disclosed or if our reputation is seriously damaged through social media, it could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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
The risks associated with the illiquidity of real estate investments are even greater for our data center properties. Our data centers are highly specialized real estate assets containing extensive electrical and mechanical systems that are uniquely designed to house and maintain our customers’ equipment, and, as such, have little, if any, traditional office space. As a result, most of our data centers are not suited for use by customers as anything other than as data centers and major renovations and expenditures would be required in order for us to re-lease data center space for more traditional commercial or industrial uses, or for us to sell a property to a buyer for use other than as a data center. Further, we operate a branded platform-based business that would not easily be separated on an asset by asset basis.

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
If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, and could be subject to U.S. Federal income tax for any open taxable years beginning prior to January 1, 2019 including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we would also be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.
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
To qualify as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRS. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
On December 22, 2017, the President signed into law tax legislation, commonly known as the Tax Cuts and Jobs Act ("TCJA"), which makes substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, a temporary reduction in the highest marginal income tax rate applicable to individuals subject to a “sunset” provision, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest), certain additional limitations on the deduction of net operating losses and preferential effective rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The effect of these, and the many other, changes made in the TCJA is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or shares of our common stock or market conditions generally. Furthermore, many of the provisions of the TCJA will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are issued in final form, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. There may also be technical corrections legislation proposed with respect to the TCJA, the effect and timing of which cannot be predicted and which may be adverse to us or our stockholders. See Note 21, Income Taxes to our audited consolidated financial statements for a further discussion of the TCJA.
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
We cannot predict whether future issuances of shares of our common stock or the availability of shares of our common stock for resale in the open market will decrease the market price per share of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of the shares of our common stock. For example, upon physical settlement of certain forward sale agreements in February 2017, we issued approximately 4.4 million shares of our common stock and upon physical settlement of a forward sale agreement in December 2018, we issued approximately 2.5 million shares of our common stock. Physical settlement of these forward sale agreements or other forward sale agreements in the future have resulted or will result in dilution to our earnings per share. In addition, we have registered shares of common stock that were reserved for issuance under our Restated 2012 Long Term Incentive Plan and under our 2014 Employee Stock Purchase Plan, and these shares can generally be freely sold in the public market, assuming any applicable restrictions and vesting requirements are satisfied. If any or all of these holders cause a large number of their shares to be sold in the public market, the sales could reduce the trading price of our common stock and could impede our ability to raise future capital on terms acceptable to us or at all.
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
•the occurrence of any of the other risk factors presented in this Form 10-K; and
•general market and economic conditions.
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

	Market Price
	High	Low	Dividend declared
First Quarter 2017	$51.91	$44.66	$0.42
Second Quarter 2017	59.35	50.56	0.42
Third Quarter 2017	65.73	53.75	0.42
Fourth Quarter 2017	64.62	57.02	0.42
First Quarter 2018	59.65	43.49	0.46
Second Quarter 2018	59.46	48.61	0.46
Third Quarter 2018	69.01	57.86	0.46
Fourth Quarter 2018	64.11	50.26	0.46
B)Holders
As of February 14, 2019, CyrusOne Inc. had 101 shareholders of record and 108,257,818 outstanding shares.
C)Distribution Policy
We have made distributions in the form of dividends each quarter since the completion of our initial public offering ("IPO") as shown in the table above. In order to comply with the REIT requirements of the Code, we are required to make quarterly distributions to our shareholders of at least 90% of our taxable income. Distributions made by the Company are determined by our board of directors in its sole discretion. If we have underestimated our cash available for distribution, we may need to increase our borrowings in order to fund our intended distributions. Notwithstanding the foregoing, our $3.0 Billion Credit Facility and indentures restrict CyrusOne LP from making distributions to holders of its operating partnership units, or redeeming or otherwise repurchasing shares of its operating partnership units, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable CyrusOne Inc. to maintain its qualification as a REIT and to minimize the payment of income taxes.

D)Recent Sales of Unregistered Securities

Period	(a) Total Number of Shares of Common Stock Purchased(1)	(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(c) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
February 1, 2018 - February 28, 2018	86,232	$51.45	N/A	N/A
March 1, 2018 - March 31, 2018	19	52.88	N/A	N/A
April 1, 2018 - April 30, 2018	2,266	53.02	N/A	N/A
May 1, 2018 - May 31, 2018	2,261	54.11	N/A	N/A
July 1, 2018 - July 31, 2018	6,232	61.92	N/A	N/A
November 1, 2018 - November 30, 2018	3,472	54.63	N/A	N/A
	100,482	$52.30	N/A	N/A
(1) - Represents the common stock surrendered by employees to CyrusOne to satisfy such employee's tax withholding obligations in connection with the vesting of restricted stock.

E)    Stock Performance
The following graph compares the cumulative total stockholder return on CyrusOne Inc.’s common stock for the year ended December 31, 2018, with the cumulative total return on the S&P 500 Market Index and the MSCI US REIT Index (RMZ). The comparison assumes that $100 was invested on December 31, 2013 in CyrusOne Inc.’s common stock and in each of these indices and assumes reinvestment of dividends, if any.

Stock Performance Chart
Index Value
350
340
330
320
310
300
290
280
270
260
250
240
230
220
210
200
190
180
170
160
150
140
130
120
110
100
90
December 31, 2013
December 31, 2014
December 31, 2015
December 31, 2016
December 31, 2017
December 31, 2018
CONE
S&P 500
MSCI US REIT

Pricing Date	CONE	S&P 500	MSCI US REIT
December 31, 2013	100.00	100.00	100.00
December 31, 2014	127.70	113.69	130.38
December 31, 2015	180.36	115.26	133.67
December 31, 2016	222.56	129.05	145.16
December 31, 2017	305.19	157.22	152.52
December 31, 2018	280.18	150.33	145.55
F)    Issuer Purchases of Equity Securities
None.

ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth selected financial and operating data on a consolidated historical basis.

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
The financial information presented below as of December 31, 2018 and 2017, and results for the years ended December 31, 2018, 2017 and 2016, has been derived from our audited consolidated financial statements included elsewhere in the Form 10-K. The financial information for the years ended December 31, 2015 and 2014 have been derived from our audited consolidated financial statements not included in this Form 10-K.
The following selected financial data should be read in conjunction with our combined historical financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this Form 10-K.

IN MILLIONS, except per share data
	2018	2017	2016	2015	2014
Statement of Operations Data:
Revenue	$821.4	$672.0	$529.1	$399.3	$330.9
Operating expenses:
Property operating expenses	292.4	235.1	187.5	148.7	124.5
Sales and marketing	19.6	17.0	16.9	12.1	12.8
General and administrative	80.6	67.0	60.7	46.6	34.6
Depreciation and amortization	334.1	258.9	183.9	141.5	118.0
Transaction, acquisition, integration and other related expenses (a)	5.0	11.9	4.6	18.4	1.0
Impairment losses (b)	—	58.0	5.0	9.2	—
Operating income	89.7	24.1	70.5	22.8	40.0
Interest expense	(94.7)	(68.1)	(48.8)	(41.2)	(39.5)
Unrealized gain on marketable equity investment	9.9	—	—	—	—
Loss on early extinguishment of debt (c)	(3.1)	(36.5)	—	—	(13.6)
Income tax expense	(0.6)	(3.0)	(1.8)	(1.8)	(1.4)
Income (loss) from continuing operations	1.2	(83.5)	19.9	(20.2)	(14.5)
Noncontrolling interest in net loss	—	—	—	(4.8)	(6.7)
Net income (loss) attributed to common shareholders	$1.2	$(83.5)	$19.9	$(15.4)	$(7.8)
Per share data:
Basic weighted average common shares outstanding	99.8	88.9	78.3	54.3	29.2
Diluted weighted average common shares outstanding	100.4	88.9	79.0	54.3	29.2
Basic income (loss) per common share	$—	$(0.95)	$0.24	$(0.30)	$(0.30)
Diluted income (loss) per common share	$—	$(0.95)	$0.24	$(0.30)	$(0.30)
Dividends declared per share	$1.84	$1.68	$1.52	$1.26	$0.84
Balance Sheet Data (at year end):
Investment in real estate, net	$4,293.0	$3,058.4	$2,023.1	$1,392.0	$1,051.4
Total assets	5,592.5	4,312.1	2,852.4	2,195.6	1,571.0
Debt (d)	2,624.7	2,089.4	1,240.1	996.5	644.3
Capital lease obligations and lease financing arrangements (e)	156.7	142.0	146.5	162.2	66.8
Noncontrolling interest/Parent net investment (f)	—	—	—	—	256.2
Other Financial Data:
Capital expenditures	$1,328.5	$1,406.8	$731.1	$234.5	$284.2

(a)
Represents legal, accounting and consulting fees incurred in connection with completed and potential business combinations, integration of acquisitions, failed transactions and costs of secondary offerings.

(b)	See Item 7 for discussion of costs incurred in 2017 and 2016. The 2015 amount represents the exit of Austin 1, a leased facility.

(c)
See Item 7 for discussion of costs incurred in 2018 and 2017. The 2014 amount represents a loss of $13.6 million associated with the repurchase of 6.375% senior notes and the write-off of deferred financing costs.

(d)
See Note 12, Debt to our audited consolidated financial statements included elsewhere in this Form 10-K for details of debt as of December 31, 2018 and 2017. As of December 31, 2016, 2015 and 2014, debt consisted of our $525 million 6.375% senior notes due 2022, revolving credit facility and term loan facility.

(e)
Lease financing arrangements represent leases of real estate where we were involved in the construction of structural improvements to develop buildings into data centers. When we bear substantially all the construction period risk, such as managing or funding construction, we are deemed to be the accounting owner of the leased property. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations. For these transactions, at the lease inception date, we recognize the fair value of the leased building as an asset in investment in real estate and as a liability in lease financing arrangements. See Note 13, Capital Lease Obligations and Lease Financing Arrangements to our audited consolidated financial statements.

(f)	Parent's net investment represents CBI's net investment in CyrusOne Inc., CyrusOne GP, CyrusOne LP and its subsidiaries. Prior to November 20, 2012, these entities were not separate legal entities.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our results of operations, financial condition and liquidity in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K ("Form 10-K"). Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business and the other non-historical statements contained herein are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.” You should also review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described herein or implied by such forward-looking statements.
The consolidated financial statements included in this Form 10-K reflect the historical financial position, results of operations and cash flows of CyrusOne for all periods presented.
Overview
Our Company. We are a fully integrated, self-managed data center real estate investment trust ("REIT") that owns, operates and develops enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Our data centers are generally purpose-built facilities with redundant power and cooling. They are not network specific and enable customer connectivity to a range of telecommunication carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology ("IT") infrastructure for approximately 1,000 customers in 48 data centers and two recovery centers in 13 markets (10 cities in the U.S., London, U.K., Singapore and Frankfurt, Germany).

For the year ended December 31, 2018, revenues by primary revenue source were as follows (in millions).

Year Ended December 31, 2018
Colocation rent	$644.6
Metered power reimbursements	104.0
Interconnection revenue	40.0
Equipment sales	11.9
Other revenue	20.9
Revenue	$821.4
Our Portfolio
We own and operate 48 data centers and two recovery centers totaling 6.7 million Net Rentable Square Feet ("NRSF"), 88% of the Colocation Square Feet ("CSF") is leased and has 703 megawatts ("MW") of power capacity.  This includes 12 buildings where the Company leases such facilities. We are lessee of approximately 5% of our total operating NRSF as of December 31, 2018. Also included in our total NRSF, CSF and MW are pre-stabilized assets (which include data halls that have been in service for less than 24 months and are less than 85% leased) that have approximately 416,886 NRSF, 33% of the CSF is leased with capacity of 34 MW of power.
In addition, we have properties under development comprising approximately 1.5 million NRSF and 126 MW of power capacity. The estimated remaining total costs to develop these properties is between $613 million and $714 million. The final costs to develop could change depending on the capital improvements required based on the lease contracts executed on such properties. We also have 470 acres of land available for future data center development.
Operational Overview

The following discussion provides an overview of the Company’s capital and financing activity, operations and transactions for the year ended December 31, 2018 and should be read in conjunction with the full discussion of the Company’s operating results, liquidity, capital resources and risk factors included or incorporated by reference elsewhere in this Form 10-K.

Outlook

We seek to maximize long-term earnings growth and shareholder value primarily through increasing cash flow at existing properties, and developing high-quality data center assets and campuses at attractive cash yields with long-term, stable operating income. In addition, the Company will, from time to time, acquire existing properties which meet our strategic criteria, offer in-place cash flow and have strong growth prospects.

Fundamentals for data center real estate remain strong, supported by trends that particularly favor data center assets, including the exponential growth in global data, the growth of e-commerce and demand for outsourcing of data storage and cloud-based applications. We expect continued economic growth in the markets we operate in 2019, which we expect to result in ongoing positive demand for data center space as companies expand and upgrade information system platforms.

New data center development, including speculative development, is present in most domestic and international metropolitan markets in response to strong tenant demand. However, construction remains rational in relation to net absorption in most markets. We expect that the operating environment will continue to be favorable for lessors given our favorable outlook for market demand for data center real estate.

In terms of capital investment, we will continue to pursue selective development of new buildings and the opportunistic acquisition of buildings in markets where we perceive demand and market rental rates will provide attractive financial returns.

We may, from time to time, selectively dispose of non-strategic assets in an effort to enhance long-term growth in earnings and cash flows, as well as to improve the overall quality of our portfolio.

We anticipate having sufficient liquidity to fund our capital and operating expenses, including costs to maintain our properties and distributions, though we may finance investments, including acquisitions and developments, with the issuance of new shares of our common stock, proceeds from asset sales or through additional borrowings. Please see “Liquidity and Capital Resources” for additional discussion.
Inflation
The U.S. economy has experienced low inflation over the last several years, as a result, inflation has not had a significant impact on our business. Our customer leases generally do not provide for annual increases in rent based on inflation. As a result, we bear the risk of increases in the costs of operating and maintaining our data center facilities. Some of our leases have annual rent escalators, typically ranging from 1-3%; as a result we bear the risk of increases in operating costs. Some of our leases are structured to pass-through the cost of sub-metered utilities. In the future, we expect more of our leases to pass-through utility costs. In addition, more than 70% of our leases expire within six years which enables us to replace existing leases with new leases at then existing rates.

Summary of Significant Transactions and Activities for the Year Ended December 31, 2018

Real Estate Acquisitions, Development and Other Activities

During the year ended December 31, 2018, we had cash capital expenditures of $865.7 million, of which $855.2 million related to the construction of data centers. The expansion and development of additional power capacity and building square feet contributed to our year-over-year revenue increase in 2018. As of December 31, 2018, the remaining cost to development is $613.0 million to $714.0 million and are expected to add 126 MWs and 438,514 CSF. In addition, during the year ended December 31, 2018, we acquired 182 acres of land for future development for $182.3 million.
On August 24, 2018, the Company completed its previously announced acquisition of Zenium Topco Ltd. and certain other affiliated entities. Zenium is a hyperscale data center provider in Europe with four operating data centers in London and Frankfurt, and land sites available for development in London and Frankfurt. In connection with the acquisition, and after giving effect to a post-closing working capital adjustment, the Company paid aggregate cash consideration of approximately $462.8 million, net of approximately $12.7 million of cash acquired, and assumed outstanding indebtedness of approximately $86.3 million. In the fourth quarter of 2018, the Company paid approximately $1.0 million related to the post-closing working capital adjustment which is included above in the aggregate cash consideration. The Company financed the acquisition with proceeds from the $300.0 million delayed draw term loan included in the 2023 Term Loan and $174.5 million of borrowings under the $1.7 Billion Revolving Credit Facility (each as defined below). As a result of the acquisition, the Company recognized a $72.7 million deferred tax liability associated with temporary differences between the book basis and tax basis of the assets acquired in the transaction.

Capital and Financing Activity

In March 2018, the Company entered into a new senior unsecured credit agreement (the "$3.0 Billion Credit Facility"). The new agreement includes a $1.7 billion revolving credit facility (the "$1.7 Billion Revolving Credit Facility") with a maturity of March

2022 that includes a one-year extension option exercisable by the Company, subject to certain conditions. The agreement includes a 5-year term loan with commitments totaling $1.0 billion (the "2023 Term Loan") and a $300.0 million 7-year term loan (the "2025 Term Loan"). The 2023 Term Loan includes a delayed draw feature which allowed the Company to draw $300.0 million in up to three tranches over a six-month period in multiple currencies. The $1.7 Billion Revolving Credit Facility has the option to borrow in non-USD currencies. The $3.0 Billion Credit Facility also includes an accordion feature providing for an aggregate increase in the revolving and term components to $4.0 billion, subject to certain conditions. As of December 31, 2018, the Company had $1.0 billion, $300.0 million and $143.0 million outstanding under the 2023 Term Loan, the 2025 Term Loan and the $1.7 Billion Revolving Credit Facility, respectively. The Company also assumed a $86.3 million construction facility as part of the Zenium acquisition which was subsequently paid off during 2018 using borrowings under our credit facility.

On March 29, 2018, the Company used the proceeds of the $1.0 billion of borrowings under the $3.0 Billion Credit Facility to repay in full the Company’s prior credit facility in an amount of $900.0 million and expects to use a portion of the remaining liquidity, along with cash, for further build out of existing data centers and the development of new data centers.

During the year ended December 31, 2018, the Company sold approximately 3.0 million shares of its common stock through its At-The-Market ("ATM") stock offering programs, 6.7 million shares through a public offering and 2.5 million through a forward sale agreement. The sales generated net proceeds of approximately $697.5 million, net of sales commissions, underwriting discounts and estimated expenses of $26.0 million. As of December 31, 2018, there was approximately $750.0 million in remaining capacity of the $750.0 million authorized under the New 2018 ATM Stock Offering Program (as defined in Item 7 under "Liquidity and Capital Resources").

Concentration of revenue

We define our annualized backlog as the twelve-month recurring generally accepted accounting principles in the U.S. ("GAAP") revenue for executed lease contracts achieved upon full occupancy which have not commenced as of the end of a period. Our backlog as of December 31, 2018 and 2017 was approximately $54.0 million and approximately $20.0 million, respectively. Approximately half of our backlog as of December 31, 2018 relates to one significant customer (where the Company recognized revenue in excess of 10% of our consolidated revenue for the year ended December 31, 2018). During 2018, one customer represented 18% of our revenue. We expect these backlog lease contracts to primarily commence through the first half of 2019. Similar to our revenue growth noted above, our increase in backlog is primarily due to the robust demand across the cloud and enterprise companies and larger lease contracts. Because GAAP revenue for any period is generally a function of straight line revenue recognized from lease contracts in existence at the beginning of a period, as well as lease contract renewals and new customer lease contracts commencing during the period, backlog as of any period is not necessarily indicative of near-term performance. Our presentation of backlog may differ from other companies in our industry.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Estimates, judgments and assumptions are based on historical experiences that we believe to be reasonable under the circumstances. From time to time we re-evaluate those estimates and assumptions. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of the financial statements.
Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 3, Summary of Significant Accounting Policies to our audited consolidated financial statements included in this Form 10-K.
Revenue Recognition

The revenues from colocation rent revenue, metered power reimbursements and interconnection revenue are recognized under the lease accounting standard and revenues from managed services, equipment sales, installations and other services (generally revenue from contracts with customers) are recognized under the revenue accounting standard. An allowance for doubtful accounts is recognized when the collection of trade receivables is deemed to be unlikely. We adopted the new revenue recognition standard effective January 1, 2018. The information in this section describes our current revenue recognition policies. See Note 4, “Recently Adopted Accounting Pronouncements” to our audited consolidated financial statements included in this Form 10-K for additional information related to the adoption.

Leasing Revenue

Our leasing revenues primarily consists of colocation rent, metered power reimbursements and interconnection services. We generally are not entitled to reimbursements for rental expenses including real estate taxes, insurance or other common area operating expenses.

Colocation Rent Revenue and Metered Power Reimbursements Revenue

Colocation rent revenues are generally billed monthly in advance based on the contracted power or leased space. Some contracts may provide initial free rent periods and rents that escalate over the term of the contract. If rents escalate without the lessee gaining access to or control over additional leased power or space, at the beginning of the lease term, the rental payments are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional power and or leased space, revenue is recognized in proportion to the additional power or space in the periods that the lessee has control over the use of the additional space or power. The excess of revenue recognized over amounts contractually due is recognized as a straight-line receivable, which is included in other assets in our consolidated balance sheet. When customers make an advance payment in connection with a lease period or contractual obligation, deferred revenue is recorded.

Some of our leases are structured on a full-service gross basis in which the customer pays a fixed amount for both colocation rent and power. The revenue for these types of leases is recorded in colocation lease revenue. Other leases provide that the customer is separately billed for power based upon actual or estimated metered usage. Metered power reimbursement revenue is generally billed one month in arrears, and an estimate of this revenue is accrued in the month that the associated power is provided and recorded in Metered power reimbursements on the Consolidated Statement of Operations.

Revenue from Contracts with Customers

Service Revenue

Managed services include the provisioning of a full-service managed data center, monitoring customer computer equipment, managing backups and storage, utilization reporting and other related ancillary information technology services. Management service contracts generally range from one to five years. Revenue is measured based on the consideration specified in the contract and recognized over time as we satisfy the performance obligation. Other services generally include installation of customer equipment, performing customer system re-boots, server cabinet and cage management, power monitoring, shipping and receiving, resolving technical issues, and other services requested by the customer. Installation services include mounting, wiring, and testing of customer owned equipment. The installation period is typically short term in duration, and accordingly, revenue from the installation of customer equipment is recognized at a point-in-time once the installation is complete and the performance obligation is satisfied. Revenue from other services is recognized over time as the Company performs the service as the customer is determined to consume the benefits of the service as the Company performs.
Acquisition of Properties
Investment in real estate consist of land, buildings, improvements and integral equipment utilized in our data center operations. We expect most acquisitions to be asset acquisitions rather than a business combination as our typical acquisitions consist of properties whereby substantially all the fair value of gross assets acquired is concentrated in a single asset set (land, building and in-place leases), which are treated as asset acquisitions. Asset acquisitions are recorded at the cumulative acquisition costs and allocated to the assets acquired and liabilities assumed on a relative fair value basis. The fair value of identifiable tangible assets such as land, building, building and land improvements, and tenant improvements is determined on an “as-if-vacant” basis. In estimating the fair value of each component acquired management considers appraisals, replacement cost, its own analysis of recently acquired and existing comparable properties, market rental data and other related information.
Capitalization of Costs

As described in Note 3, Summary of Significant Accounting Policies to our audited consolidated financial statements, we capitalize costs such as personnel, office and other expenses based on an estimate of the time spent on projects that are directly related to capital projects and acquisition of leases. In February 2016, the Financial Accounting Standards Boards (“FASB”) issued an Accounting Standards Update (“ASU”) that modifies existing accounting standards for lease accounting whereby lessors may only capitalize incremental direct costs and as a result, upon adoption the Company will no longer capitalize internal indirect costs. The Company capitalized indirect leasing costs of $1.7 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively. The ASU is effective for the Company on January 1, 2019.

For all development projects, the Company uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. The Company capitalizes interest, real estate taxes, insurance, payroll and costs associated with projects and individuals directly responsible for and who spend their time on development activities. Capitalization is ceased upon substantial completion of the project. These costs are recorded on the Consolidated Balance Sheets in construction in progress for each specific property.
Impairment
Management reviews the carrying value of long-lived assets, including intangible assets with finite lives, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When such impairment indicators exist, we review an estimate of the undiscounted future cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition and compare such amount to its carrying amount. To determine the cash flows we consider factors such as future operating income, leasing demand, rental rates, competition and other factors. The estimate of expected future cash flows is inherently uncertain and relies to a considerable extent on management estimates and assumptions, including current and future market conditions, projected growth in our CSF, projected recurring rent churn (as described below), lease renewal rates and our ability to generate new leases on favorable terms. If our undiscounted net cash flows indicate that we are unable to recover the carrying value of the asset, an impairment loss is recognized. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value. The estimates and assumptions used to determine undiscounted cash flows and fair value requires significant judgement by management.
For the year ended December 31, 2018, we recognized no impairment losses. For the year ended December 31, 2017, we recognized impairment losses of $58.0 million which includes the impairment loss of $54.4 million for our leased data center facilities in the Connecticut markets and $3.6 million related to our leased facility in Singapore, which are included in impairment losses in our Consolidated Statement of Operations.
Key Operating Metrics

Annualized Rent. We calculate annualized rent as monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2018, multiplied by 12. Monthly contractual rent is primarily for data center space, power and connectivity; however, it includes rent for office space and other ancillary services. For the month of December 2018, customer reimbursements were $112.0 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Other companies may not define annualized rent in the same manner. Accordingly, our annualized rent may not be comparable to others. Management believes annualized rent provides a useful measure of our currently in place lease revenue.

Colocation Square Feet ("CSF"). We calculate CSF as the NRSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.

Leased Rate. We calculate leased rate by dividing CSF under signed leases for colocation space by total CSF. Occupied rate differs from Percent leased. Percent occupied is determined based on CSF billed to customers under signed leases divided by total CSF. Leases signed but that have not commenced billing are not included.

Recurring Rent Churn. We calculate recurring rent churn as any reduction in recurring rent due to customer terminations, service reductions or net pricing decreases as a percentage of rent at the beginning of the period, excluding any impact from metered power reimbursements or other usage-based billing.

Capital Expenditures. Expenditures that expand, improve or extend the life of real estate and non-real estate property are deemed capital expenditures. Management views its capital expenditures as comprised of acquisitions of real estate, development of real estate, recurring real estate expenditures and all other non-real estate capital expenditures. Purchases of land or buildings from third parties represent acquisitions of real estate. Discretionary capital spending that expands or improves our data centers is deemed development of real estate. Replacements of data center assets are considered recurring real estate expenditures. Purchases of software, computer equipment and furniture and fixtures are included in all other non-real estate capital expenditures.

Factors That May Influence Future Results of Operations

Rental Income. Our revenue growth will depend on our ability to maintain our existing revenue base and to sell new capacity that becomes available as a result of our development activities. As of December 31, 2018, we have customer leases for approximately 88% of our CSF. Our ability to grow revenue will also be affected by our ability to maintain or increase rental rates at our properties. We believe the current rates charged to our customers generally reflect appropriate market rates. This is consistent with our relatively flat historical re-leasing spreads. As such, we do not anticipate significant rate increases or decreases in the aggregate as contracts renew. However, negative trends in one or more of these factors could adversely affect our revenue in future periods. Future economic downturns, regional downturns affecting our markets or oversupply of, or decrease in demand for, data center colocation services could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, and this could adversely affect our ability to maintain or increase revenues.

Leasing Arrangements. As of December 31, 2018, 16% of our leased NRSF was to customers on a full-service gross basis. Under a full-service gross model, the customer pays a fixed monthly rent amount, and we are responsible for all data center facility electricity, maintenance and repair costs, property taxes, insurance and other utilities associated with that customer’s space. For leases under this model, fluctuations in our customers’ monthly utilization of power and the prices our utility providers charge us impact our profitability. As of December 31, 2018, 84% of our leased NRSF was to customers with separately metered power. Under the metered power model, the customer pays us a fixed monthly rent amount, plus its actual costs of sub-metered electricity used to power its data center equipment, plus an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. We are responsible for all other costs listed in the description of the full-service gross model above. Fluctuations in a customer’s utilization of power and the supplier pricing of power do not impact our profitability under the metered power model. In future periods, we expect more of our contracts to be structured to bill power on a metered power basis.

Growth and Expansion Activities. Our ability to grow our revenue and profitability will depend on our ability to acquire and develop data center space globally at an appropriate cost and to lease the data center space to customers on favorable terms. During the year ended December 31, 2018, we increased our operational NRSF by 18%, bringing our total operating NRSF to approximately 6,725,700 at December 31, 2018. Our portfolio, as of December 31, 2018, also included approximately 1,492,091 NRSF under development, as well as 1,670,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 470 acres of land that are available for future data center shell development. We expect that the eventual construction of this future development space will enable us to accommodate a portion of the future demand of our existing and future customers and increase our future revenue, profitability and cash flows.

Scheduled Lease Expirations. Our ability to maintain low recurring rent churn and renew expiring customer leases on favorable terms will impact our results of operations. Our data center uncommitted capacity as of December 31, 2018, was approximately 1,362,726 NRSF. Excluding month-to-month leases, leases representing 9% and 9% of our total NRSF are scheduled to expire in 2019 and 2020, respectively. These leases represented approximately 13% and 13% of our annualized rent as of December 31, 2018. Month-to-month leases represented 4% of our annualized rent as of December 31, 2018. Recurring rent churn was 5.0% for the year ended December 31, 2018, as compared to 3.9% for the year ended December 31, 2017. Our recurring rent churn for each quarter in 2018 ranged from 0.5% to 2.6%, in comparison to a range of 0.6% to 1.4% in 2017.

Conditions in Significant Markets. Our properties are located in 13 distinct markets (10 cities in the U.S., plus London, U.K., Singapore and Frankfurt, Germany). Cincinnati, Dallas, Houston, New York Metro, Northern Virginia, Phoenix and San Antonio accounted for approximately 84% of our annualized rent as of December 31, 2018. Positive or negative conditions in these markets could impact our overall profitability.

Results of Operations
Comparison of Years Ended December 31, 2018 and 2017

IN MILLIONS, except per share data
For the Year Ended December 31,	2018	2017	$ Change 2018 vs. 2017	% Change 2018 vs. 2017
Revenue:
Colocation rent	$644.6	$539.8	$104.8	19.4%
Metered power reimbursements	104.0	70.2	33.8	48.1%
Interconnection revenue	40.0	34.1	5.9	17.3%
Equipment sales	11.9	7.3	4.6	63.0%
Other revenue	20.9	20.6	0.3	1.5%
Total revenue	821.4	672.0	149.4	22.2%
Operating expenses:
Property operating expenses	292.4	235.1	57.3	24.4%
Sales and marketing	19.6	17.0	2.6	15.3%
General and administrative	80.6	67.0	13.6	20.3%
Depreciation and amortization	334.1	258.9	75.2	29.0%
Transaction, acquisition, integration and other related expenses	5.0	11.9	(6.9)	(58.0)%
Impairment losses	—	58.0	(58.0)	n/m
Total operating expenses	731.7	647.9	83.8	12.9%
Operating income	89.7	24.1	65.6	n/m
Interest expense	(94.7)	(68.1)	(26.6)	39.1%
Unrealized gain (loss) on marketable equity investment	9.9	—	9.9	n/m
Loss on early extinguishment of debt	(3.1)	(36.5)	33.4	n/m
Net income (loss) before income taxes	1.8	(80.5)	82.3	n/m
Income tax expense	(0.6)	(3.0)	2.4	(80.0)%
Net income (loss)	$1.2	$(83.5)	$84.7	n/m
Operating gross margin	10.9%	3.6%
Capital expenditures *:
Asset acquisitions, primarily real estate, net of cash acquired	$462.8	$492.3	$(29.5)	(6.0)%
Investment in real estate	855.2	910.1	(54.9)	(6.0)%
Recurring maintenance capital	10.5	4.4	6.1	n/m
Total	$1,328.5	$1,406.8	$(78.3)	(5.6)%
Metrics information:
CSF*	3,819,000	3,267,000	552,000	17%
Leased rate*	88%	83%
Income (loss) per share - basic and diluted	$—	$(0.95)
Dividends declared per share	$1.84	$1.68

*	See “Key Operating Metrics” above for a definition of capital expenditures, CSF and leased rate.

Operations
As of December 31, 2018, we had approximately 1,000 customers (not including customers that have signed leases but have not begun occupying space), many of which have signed leases for multiple sites and multiple services, amenities and/or features. We generate recurring revenues from leasing colocation space and nonrecurring revenues from the initial installation and set-up of customer equipment. We provide customers with data center services pursuant to leases with a customary initial term of three to ten years. As of December 31, 2018, the weighted average initial term of our leases was approximately 5.5 years and the weighted average remaining term was 4.4 years based upon annualized rent. Lease expirations through 2021, excluding month-to-month leases, represent 28% of our total NRSF, or 41% of our aggregate annualized rent as of December 31, 2018. At the end of the lease term, customers may sign a new lease or automatically renew pursuant to the terms of their lease. The automatic renewal period could be for varying lengths, depending on the terms of the contract, such as, for the original lease term, one year or month-to-month. As of December 31, 2018, 1% of the NRSF in our portfolio was subject to month-to-month leases.

Revenue

For the year ended December 31, 2018, revenue was $821.4 million, an increase of $149.4 million, or 22%, compared to $672.0 million for the year ended December 31, 2017. Fluctuations in revenue are dependent upon our ability to maintain our existing revenue base, sell new capacity, and maintain or increase rental rates at our properties. Rent churn of 5.0% for the year ended December 31, 2018 increased by 1.1% as compared to the 3.9% for the year-ended December 31, 2017. Colocation square feet increased 17% for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Leased CSF as of December 31, 2018 was 88%, a 5% increase as compared to 83% as of December 31, 2017. The occupancy percentage increase is primarily related to data centers in the lease-up stage that moved into stabilized properties (which include data halls that have been in service for at least 24 months or are at least 85% leased) during the year ended December 31, 2018. The properties are located in Austin, Houston, Northern Virginia, Phoenix and San Antonio.

The revenue increase of $149.4 million in 2018, as compared to 2017 is primarily due to the following:

•
$144.2 million increase in revenue from existing and new customers including $96.9 million in colocation rent revenue, $28.3 million in metered power rent reimbursements and $6.8 million in interconnection revenue,

•
$27.7 million increase as a result timing of acquisitions for the year ended December 31, 2018, as compared to the year ended December 31, 2017, as we benefited in 2018 from a full year of revenue related to the Sentinel acquisition completed in February 2017 and the acquisition of Zenium which closed in August 2018 (see Note 6, Acquisition and Purchase of Fixed Assets for further information regarding acquisitions), and

•	offset in part by a $23.1 million decrease as a result of the increase of 1.1 percent in churn.

Operating Expenses

Property operating expenses

For the year ended December 31, 2018, property operating expenses were $292.4 million, an increase of $57.3 million, or 24%, compared to $235.1 million for the year ended December 31, 2017 primarily due to the following:

•
$9.9 million increase in property operating expenses as a result of the timing of acquisitions for the year ended December 31, 2018, as compared to the year ended December 31, 2017, due to the Sentinel acquisition completed in February 2017 and the acquisition of Zenium which closed in August 2018.

•	$41.8 million increase primarily due to electricity, repairs and maintenance, and security primarily due to our increased NRSF, higher utility rates, and power usage.

•	$2.6 million increase in equipment cost of sales for the year ended December 31, 2018,

•	$5.7 million increase in personnel, property taxes and other operating expenses, primarily related to personnel supporting our additional CSF deployed and

•	offset in part by a $2.7 million decrease in rental expense due to the expiration of two leased facilities in 2018.

Sales and marketing

For the year ended December 31, 2018, sales and marketing expenses were $19.6 million, an increase of $2.6 million, or 15%, compared to $17.0 million for the year ended December 31, 2017 primarily related to transition costs of $1.6 million related to increases in sales relocation costs for our new Seattle office and payroll-related costs of $0.8 million.

General and administrative

For the year ended December 31, 2018, general and administrative expenses were $80.6 million, an increase of $13.6 million, or 20%, compared to $67.0 million for the year ended December 31, 2017 primarily due to the following:

•	$2.9 million increase in 2018 compared to 2017 as a result of acquisitions of Sentinel and Zenium discussed previously,

•
$10.7 million increase in 2018 compared to 2017 due to increases of $6.0 million in personnel expenses and $2.3 million in legal and professional fees associated with implementing new accounting standards, new European privacy regulatory compliance and related system implementation costs, IT license support and legal fees.

Depreciation and amortization

For the year ended December 31, 2018, depreciation and amortization expense was $334.1 million, an increase of $75.2 million, or 29%, compared to $258.9 million for the year ended December 31, 2017. The acquisition of Sentinel and Zenium resulted in an increase in depreciation and amortization expense of $23.7 million for the year ended December 31, 2018. The remaining increase was primarily driven by assets that were placed in service in 2018. Since December 31, 2017, approximately $829.7 million of new data center assets have been placed in service. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties and expand our existing data center facilities.

Transaction, acquisition, integration and other related expenses
For the year ended December 31, 2018, the Company incurred costs of $5.0 million primarily related to diligence efforts on certain targeted acquisitions. For the year ended December 31, 2017, the Company incurred costs of $11.9 million primarily related to diligence efforts on certain targeted acquisitions and costs incurred for integration of acquisitions.

Impairment losses

There were no impairment losses for the year ended December 31, 2018. For the year ended December 31, 2017, the Company recognized impairments of $58.0 million which includes the impairment loss of $54.4 million for our leased data center facilities in the Connecticut markets and $3.6 million related to our leased facility in Singapore.

Non-Operating Income and Expenses

Interest expense

For the year ended December 31, 2018, interest expense was $94.7 million, an increase of $26.6 million, or 39%, as compared to $68.1 million for the year ended December 31, 2017. The increase in interest expense was partially offset by an increase in our capitalized interest from the year ended December 31, 2017 of $7.4 million due to increased development activity. The gross increase in interest expense was primarily a result of the increase in the average principal balances of senior notes outstanding of $800.0 million for the year ended December 31, 2017, versus $1.2 billion during the year ended December 31, 2018. We anticipate drawing on our $1.7 Billion Revolving Credit Facility to fund, in part, capital investments in data centers, including acquisitions. Accordingly, we anticipate our interest expense to increase in future periods.

Unrealized gain on marketable equity investment

For the year ended December 31, 2018, the unrealized gain on our marketable equity investment in GDS was $9.9 million, primarily as a result of an appreciation in GDS's share price since December 31, 2017.

Loss on early extinguishment of debt

For the year ended December 31, 2018, loss on early extinguishment of debt was $3.1 million, primarily due to the Company's entering into the $3.0 Billion Credit Facility and fully retiring the then-existing facility. For the year ended December 31, 2017, loss on early extinguishment of debt was $36.5 million, primarily due to costs associated with the repurchase of the $474.8 million in aggregate face value of our 2022 Notes ($525.0 million of 6.375% senior notes due 2022 (the "2022 Notes")).

Income tax expense
For the year ended December 31, 2018, income tax expense was $0.6 million, a decrease of $2.4 million, as compared to $3.0 million for the year ended December 31, 2017, primarily related to deferred tax benefits associated with our assets acquired in the Zenium acquisition.

Results of Operations
Comparison of Years Ended December 31, 2017 and 2016

IN MILLIONS, except per share data
For the Year Ended December 31,	2017	2016	$ Change 2017 vs. 2016	% Change 2017 vs. 2016
Revenue:
Colocation rent	$539.8	$418.7	$121.1	28.9%
Metered power reimbursements	70.2	53.1	17.1	32.2%
Interconnection revenue	34.1	29.0	5.1	17.6%
Equipment sales	7.3	10.1	(2.8)	(27.7)%
Other revenue	20.6	18.2	2.4	13.2%
Total revenue	672.0	529.1	142.9	27.0%
Operating expenses:
Property operating expenses	235.1	187.5	47.6	25.4%
Sales and marketing	17.0	16.9	0.1	0.6%
General and administrative	67.0	60.7	6.3	10.4%
Depreciation and amortization	258.9	183.9	75.0	40.8%
Transaction, acquisition, integration and other related expenses	11.9	4.6	7.3	n/m
Impairment losses	58.0	5.0	53.0	n/m
Total operating expenses	647.9	458.6	189.3	41.3%
Operating income	24.1	70.5	(46.4)	(65.8)%
Interest expense	(68.1)	(48.8)	(19.3)	39.5%
Loss on early extinguishment of debt	(36.5)	—	(36.5)	n/m
Net income (loss) before income taxes	(80.5)	21.7	(102.2)	n/m
Income tax expense	(3.0)	(1.8)	(1.2)	66.7%
Net income (loss)	$(83.5)	$19.9	(103.4)	n/m
Operating gross margin	3.6%	13.3%
Capital expenditures *:
Asset acquisitions, primarily real estate, net of cash acquired	$492.3	$131.1	$361.2	n/m
Investment in real estate	910.1	594.6	315.5	53.1%
Recurring maintenance capital	4.4	5.4	(1.0)	(18.5)%
Total	$1,406.8	$731.1	$675.7	92.4%
Metrics information:
CSF*	3,267,000	2,080,000	1,187,000	57%
Leased rate*	83%	85%
Income (loss) per share - basic and diluted	$(0.95)	$0.24
Dividends declared per share	$1.68	$1.52

*	See “Key Operating Metrics” above for a definition of capital expenditures, CSF and leased rate.
Revenue

For the year ended December 31, 2017, revenue was $672.0 million, an increase of $142.9 million, or 27%, compared to $529.1 million for the year ended December 31, 2016 primarily due to the following:

•
$47.4 million increase in revenue due to the purchase of CME Group's Chicago-Aurora I data center (the "Aurora Properties") in Aurora, Illinois on March 31, 2016 and the acquisition of Sentinel Properties on February 28, 2017 (together, the "2016 and 2017 Acquisitions") in the year ended December 31, 2017,

•	$17.1 million increase in metered power reimbursements, which includes $4.9 million from the 2016 and 2017 Acquisitions,

•	$2.4 million decrease in equipment sales for the year ended December 31, 2017 to $12.3 million compared to $14.7 million for the corresponding period in 2016 and

•	$85.7 million increase in revenue related to new customers and growth from existing customers, net of churn and items mentioned above for the year ended December 31, 2017.

As of December 31, 2017, we had approximately 5,717,000 NRSF, an increase of approximately 1,813,000 NRSF from December 31, 2016. As of December 31, 2017, we had 197 Fortune 1000 customers, or other companies of equivalent size, compared to 181 as of December 31, 2016. As of December 31, 2017, we had a total of approximately 1,000 customers.

Our capacity at December 31, 2017 was approximately 3,267,000 CSF, which is an increase of 57% from December 31, 2016. The utilization rate of our data center facilities was 83% as of December 31, 2017, compared to 85% as of December 31, 2016. We had a few data centers in the lease-up stage that had not stabilized as of December 31, 2017, and we refer to these as pre-stabilized properties. Excluding these properties, the utilization rate for our stabilized portfolio was 93% as of December 31, 2017, as compared to 92% as of December 31, 2016. Prior to fiscal year 2018, utilization rate was a key operating metric. We calculated utilization rate by dividing CSF under signed leases for available space (whether or not the customer has occupied the space) by total CSF.

Recurring rent churn was 3.9% for the year ended December 31, 2017, as compared to 10.8%, which included company initiated churn of approximately 2.6%, for the year ended December 31, 2016.

Operating Expenses
Property operating expenses
For the year ended December 31, 2017, property operating expenses were $235.1 million, an increase of $47.6 million, or 25%, compared to $187.5 million for the year ended December 31, 2016. The 2016 and 2017 Acquisitions resulted in an increase to property operating expenses of $14.3 million. Equipment cost of sales increased $0.4 million for the year ended December 31, 2017. Excluding the impact of the 2016 and 2017 Acquisitions and equipment cost of sales, property operating expenses increased by $32.9 million including increases in electricity costs of $15.8 million, property taxes increased $8.9 million and contract services, personnel and other costs increased $8.2 million, primarily to support our additional CSF deployed.
Sales and marketing
For the year ended December 31, 2017, sales and marketing expenses were $17.0 million, an increase of $0.1 million, or 1%, compared to $16.9 million for the year ended December 31, 2016. The 2016 and 2017 Acquisitions resulted in an increase to sales and marketing expenses of $0.2 million, increase in employee-related costs of $1.1 million, and severance-related costs of $0.5 million as a result of a reduction-in-force for the marketing department, offset by a decrease in advertising and other expenses of $1.7 million.
General and administrative
For the year ended December 31, 2017, general and administrative expenses were $67.0 million, an increase of $6.3 million, compared to $60.7 million for the year ended December 31, 2016. The 2016 and 2017 Acquisitions resulted in an increase to general and administrative expenses of $0.5 million. Employee-related costs increased by $5.9 million due to higher payroll and related costs to support the growth in the business. The Company incurred $2.4 million related to implementing new accounting standards and investing in system implementations. This increase was offset by a decrease in professional fees and other of $2.5 million.
Depreciation and amortization
For the year ended December 31, 2017, depreciation and amortization expense was $258.9 million, an increase of $75.0 million, or 41%, compared to $183.9 million for the year ended December 31, 2016. The 2016 and 2017 Acquisitions resulted in an increase in depreciation and amortization expense of $32.7 million for the year ended December 31, 2017. The remainder of the increase was driven by assets that were placed in service after the fourth quarter of 2016. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties, and expand our existing data center facilities.

Transaction, acquisition, integration and other related expenses
For the year ended December 31, 2017, the Company incurred costs of $11.9 million primarily related to diligence efforts on certain targeted acquisitions including unrealized acquisitions and costs incurred for the integration of Sentinel Properties. For the year ended December 31, 2016, the Company incurred costs of $4.6 million associated with diligence efforts on certain targeted acquisitions, including unrealized acquisitions.
Impairment losses
For the year ended December 31, 2017, we recognized impairment losses of $58.0 million, which includes the impairment loss of $54.4 million for our Norwalk I, Stamford - Riverbend and Stamford - Omega facilities. Additionally, during the year ended December 31, 2017, we recognized an impairment loss of $3.6 million related to our leased facility in Singapore. For the year ended December 31, 2016, we recognized impairment losses of $5.0 million which related primarily to two properties, South Bend - Crescent, a leased facility, and Cincinnati - Goldcoast, an owned facility.
Non-Operating Income and Expenses
Interest expense
For the year ended December 31, 2017, interest expense was $68.1 million, an increase of $19.3 million, or 40%, as compared to $48.8 million for the year ended December 31, 2016. The increase was primarily a result of additional average borrowings under our previous revolving credit facility, the issuance of the 2024 Notes and 2027 Notes in March 2017 (each as defined in Note 12, Debt to our audited consolidated financial statements) and November 2017 and the redemption of the 2022 Notes, partially offset by $6.3 million due to an increase in capitalized interest.
Loss on early extinguishment of debt
For the year ended December 31, 2017, loss on early extinguishment of debt was $36.5 million, primarily due to costs associated with the repurchase of the $474.8 million in aggregate face value of our 2022 Notes for total consideration of $515.1 million, including accrued and unpaid interest of $10.3 million. Deferred financing costs, bond premium and legal fees related to the 2022 Notes of $6.2 million were written off. In addition, $0.3 million related to our previous $2.0 billion credit facility were written off due to the exit of certain lenders from the credit facility.
Income tax expense
For the year ended December 31, 2017, income tax expense was $3.0 million, an increase of $1.2 million, as compared to $1.8 million for the year ended December 31, 2016.

Significant Balance Sheet Fluctuations

The table below relates to significant fluctuations in certain line items of our condensed consolidated balance sheets from December 31, 2017 to December 31, 2018 (in millions):

	December 31, 2018	December 31, 2017	Difference
Total investment in real estate, net	$4,293.0	$3,058.4	$1,234.6
Equity investments	198.1	175.6	22.5
Debt, net	2,624.7	2,089.4	535.3
Additional paid in capital	2,837.4	2,125.6	711.8

The increase in total investment in real estate, net was primarily due to the acquisition of Zenium and the continued development of data centers in Chicago, Dallas, Northern Virginia and Phoenix, less depreciation expense of $293.1 million.

The increase in equity investment was primarily due to the fair value increase in our GDS investment and resulting unrealized gain, and our investment in ODATA Brasil S.A. and ODATA Colombia S.A.S. (collectively "ODATA"). We did not receive any distributions related to our equity investments during 2018 or 2017. With respect to GDS, because the unrealized gain (loss) on investment is based on the fair value of our marketable equity investment in GDS, our unrealized gain (loss) on investment has and may continue to fluctuate materially in future results in the Consolidated Statements of Operations. These fluctuations may cause certain of our financial results to fluctuate materially from quarter-to-quarter. A $1.00 change in the trading price of the American depositary shares of GDS would result in our unrealized gain (loss) on marketable equity investment changing by $8.0 million.

The increase in debt, net was primarily due to proceeds from the Company's $3.0 Billion Credit Facility which were in excess of funds used to retire the prior credit facility. Also, the Company used its $300.0 million term loan delayed draw feature of the 2023 Term Loan to fund the Zenium acquisition and assumed a €100.0 million construction facility, which was paid off in December 2018.

The increase in additional paid in capital was primarily due to proceeds from the Company's September 2018 public equity offering, full settlement of the Company's forward agreement sale in December 2018 and ATM stock offering programs.
Investing Activities
For the year ended December 31, 2018, capital expenditures were $1,328.5 million. Our capital expenditures for 2018 included the acquisition of Zenium for $462.8 million. In addition, 2018 capital expenditures included $865.7 million related primarily to the continued development in key markets, primarily Chicago, Dallas, Northern Virginia and Somerset. We also made an equity investment in ODATA for $12.6 million.
For the year ended December 31, 2017, capital expenditures were $1,406.8 million, including the purchase price of the Sentinel Properties on February 28, 2017 for $492.3 million. Other capital expenditures for the year ended December 31, 2017 related primarily to development projects underway in Chicago, Cincinnati, Dallas, Northern Virginia, Phoenix and San Antonio; and the purchase of land parcels in Allen, Texas, Atlanta, Georgia and Quincy, Washington for future development for approximately $20.2 million.
For the year ended December 31, 2016, capital expenditures were $731.1 million, including the purchase price of the Chicago-Aurora I data center in Aurora, Illinois for $131.1 million. Other capital expenditures for the year ended December 31, 2016 related primarily to development projects in our Chicago, Dallas, Houston, Northern Virginia, Phoenix and San Antonio markets. Also, during the year ended December 31, 2016, the Company purchased four land parcels for development for approximately $54.5 million.

Key Performance Indicators - Non-GAAP Financial Measures

In addition to amounts presented in accordance with GAAP, we also present certain supplemental non-GAAP financial measures related to the Company's performance. These non-GAAP financial measures should not be construed as being more important than comparable GAAP financial measures. In compliance with Securities and Exchange Commission ("SEC") requirements, our non-GAAP financial measures presented herein are reconciled to net income (loss), the most directly comparable GAAP financial measure. Neither the SEC nor any regulatory body has passed judgment on these non-GAAP measurements.

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

We calculate Normalized FFO as FFO plus loss on early extinguishment of debt; unrealized (gain) loss on marketable equity investment; new accounting standards and regulatory compliance and the related system implementation costs; amortization of trade names; transaction, acquisition and other integration expenses; severance and management transition costs; legal claim costs and other special items as appropriate. The Company believes its Normalized FFO calculation provides a comparable measure between different periods. Other REITs may not calculate Normalized FFO in the same manner. Accordingly, our Normalized FFO may not be comparable to others.

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

On January 1, 2018, we adopted the new accounting standard with respect to revenue recognition, see Note 3, Summary of Significant Accounting Policies and Note 5, Revenue Recognition to our audited consolidated financial statements for additional information. We have adopted the new standard using the modified retrospective transition method, where financial statement presentations prior to the date of adoption are not adjusted. Accordingly, all information related to periods prior to 2018 have not been adjusted, including non-GAAP measurements.

The following table reflects the reconciliation to GAAP net income to FFO and Normalized FFO for the years ended December 31, 2018, 2017 and 2016:

	Year Ended
	December 31,
	2018	2017	2016
Net income (loss)	$1.2	$(83.5)	$19.9
Real estate depreciation and amortization(1)	325.5	250.6	176.5
Impairment losses(1)	—	58.0	5.0
Funds from Operations ("FFO") - NAREIT defined	$326.7	$225.1	$201.4
Loss on early extinguishment of debt	3.1	36.5	—
Unrealized (gain) loss on marketable equity investment	(9.9)	—	—
New accounting standards and regulatory compliance and the related system implementation costs	3.0	2.4	—
Amortization of tradenames(1)	1.7	1.4	1.3
Transaction, acquisition, integration and other related expenses(1)	4.8	11.9	4.6
Severance and management transition costs	2.3	0.5	1.9
Legal claim costs	0.6	1.1	1.0
Normalized Funds from Operations ("Normalized FFO")	$332.3	$278.9	$210.2
(1) Reflects certain reclassifications of previously reported amortization of customer intangibles and transaction costs to conform with the current presentation.

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

We calculate NOI as revenue less property operating expenses, each of which are presented in the accompanying consolidated statements of operations and/or net income (loss), which is presented in the accompanying consolidated statements of operations, adjusted for sales and marketing expenses, general and administrative expenses, depreciation and amortization expenses, transaction, acquisition, integration and other related expenses, impairment losses, interest expense, unrealized (gain) loss on marketable equity securities, loss on early extinguishment of debt, income tax expense and other special items as appropriate. Amortization of deferred leasing costs is presented in depreciation and amortization expenses, which is excluded from NOI. Sales and marketing expenses are not property-specific, rather these expenses support our entire portfolio. As a result, we have excluded these sales and marketing expenses from our NOI calculation, consistent with the treatment of general and administrative expenses, which also support our entire portfolio. Because the calculation of NOI excludes various expenses, the utility of NOI as a measure of our performance is limited. Other REITs may not calculate NOI in the same manner. Accordingly, our NOI may not be comparable to others. Therefore, NOI should be considered only as a supplement to revenue and to net income (loss) presented in accordance with GAAP as a measure of our performance. NOI should not be used as a measure of our liquidity or as indicative of funds available to fund our cash needs, including our ability to make distributions. NOI also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

The following table reflects the reconciliation of Net Income (Loss) to NOI for the years ended December 31, 2018, 2017 and 2016:

	Year Ended
	December 31,
	2018	2017	2016
Net Income (Loss)	$1.2	$(83.5)	$19.9
Sales and marketing expenses	19.6	17.0	16.9
General and administrative expenses	80.6	67.0	60.7
Depreciation and amortization expenses	334.1	258.9	183.9
Transaction, acquisition, integration and other related expenses	5.0	11.9	4.6
Impairment losses	—	58.0	5.0
Interest expense	94.7	68.1	48.8
Unrealized (gain) loss on marketable equity investment	(9.9)	—	—
Loss on early extinguishment of debt	3.1	36.5	—
Income tax expense	0.6	3.0	1.8
Net Operating Income	$529.0	$436.9	$341.6

Financial Condition, Liquidity and Capital Resources and Material Terms of Our Indebtedness
Liquidity and Capital Resources

We are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to our stockholders on an annual basis in order to maintain our status as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to common stockholders from cash flows from operating activities. All such distributions are at the discretion of our board of directors.

We have an effective shelf registration statement that allows us to offer for sale unspecified amounts of various classes of equity and debt securities and warrants. As circumstances arise, we may issue debt, equity and/or warrants from time to time on an opportunistic basis, dependent upon market conditions and available pricing.

During the first quarter of 2018, the Board authorized the Company to enter into sales agreements pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate sales price of up to $500 million (the "2018 ATM Stock Offering Program"). The 2018 ATM Stock Offering Program replaced a prior ATM stock offering program. During the fourth quarter of 2018, the Board authorized the Company to enter into sales agreements pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate sales price of up to $750 million (the “New 2018 ATM Stock Offering Program”). The New 2018 ATM Stock Offering Program replaced the 2018 ATM Stock Offering Program. For the year ended December 31, 2018, the Company sold approximately 3.0 million shares of its common stock under its ATM stock offering programs, generating net proceeds of approximately $152.0 million after giving effect to sales agent commissions of $1.9 million. As of December 31, 2018, there was $750.0 million under the New 2018 ATM Stock Offering Program available for future offerings.

On September 28, 2018, CyrusOne Inc. completed a public offering of 6.7 million shares of its common stock for $397.3 million, net of underwriting discounts and expenses of approximately $18.1 million. In connection with this offering, on September 25, 2018, CyrusOne Inc. entered into a forward sale agreement with Morgan Stanley & Co. LLC with respect to an additional 2.5 million shares of its common stock. On December 28, 2018, the Company effected a full physical settlement of the previously announced forward sale agreement entered into with Morgan Stanley & Co. LLC. Upon settlement, the Company issued all such shares to Morgan Stanley & Co. LLC in its capacity as forward purchaser, in exchange for net proceeds of approximately $148.2 million, in accordance with the provisions of the forward sales agreement.
Our total common stock issuance for the year ended December 31, 2018 was $699.6 million which included $545.8 million under equity offerings and forward sales agreements, $151.7 million under the ATM stock offering programs and $2.1 million related to employee stock purchases and stock options exercised.

As of December 31, 2018, the total number of outstanding shares of common stock was approximately 108.3 million.
Short-term Liquidity
Our short-term liquidity requirements primarily consist of operating, sales and marketing, and general and administrative expenses, dividend payments and recurring capital expenditures for our data center properties. We generally expect to meet these requirements from our cash flow from operations, cash balances and availability under our $1.7 Billion Revolving Credit Facility. For the year ended December 31, 2018, our cash provided by operating activities was $309.3 million. This was in excess of our dividend payment for the year ended December 31, 2018 of $181.1 million. We expect our cash provided by operating activities to continue to trend in excess of our dividend payment.

Available capacity under the $3.0 Billion Credit Facility as of December 31, 2018 was $1,549.0 million, all of which is related to the $1.7 Billion Revolving Credit Facility. Total liquidity as of December 31, 2018 was approximately $1,613.4 million, which included availability of $1,549.0 million under the $3.0 Billion Credit Facility, and cash and cash equivalents of $64.4 million. For the year ended December 31, 2018, we had borrowings of $143.0 million under the revolving portion of our credit facilities.
Long-term Liquidity

Our long-term liquidity requirements primarily consist of our capital expenditures for the development and acquisition of our data centers. For the year ended December 31, 2018, our cash capital expenditures were $1,328.5 million. Our capital expenditures are primarily discretionary, excluding leases under contract, and have been utilized to expand our existing data center properties, acquire or construct new facilities, or both. We intend to continue to pursue additional growth opportunities and are prepared to commit additional resources to support this growth. We expect our total estimated capital expenditures for 2019 to be between $1.0 billion and $1.1 billion. We expect to meet our long-term liquidity requirements, including potential acquisitions, from cash, cash flows from our operations, issuances of debt and equity securities, and borrowings under our $1.7 Billion Revolving Credit Facility.

We regularly monitor commodity and labor pricing trends related to our data center development capital expenditures, where a large proportion of our current development project costs are under firm price commitments. Accordingly, while we have experienced limited price increases in certain selective materials due to recent international trade negotiations and actions, we currently do not anticipate any material adverse effect on our overall development costs.

As of December 31, 2018, all of our outstanding debt matures between 2023 and 2027, a weighted average of 5.5 years to maturity. We expect to refinance these debts at or before their maturities, or retire the debt from the sources described in this section. Our interest rate mix was 45% fixed and 55% floating.

In addition to the sources of capital described herein, we have access to other potential sources of capital including mortgage financing, property dispositions and sales of joint venture interests in our properties.
Material Terms of Our Indebtedness

See Note 12, Debt for the material terms of our indebtedness under the $3.0 Billion Credit Facility and our 2024 Notes and 2027 Notes.

Cash Flows
Our primary sources of cash during 2018 were earnings from our operations, net proceeds from our $3.0 Billion Credit Facility, and net proceeds from the issuances of common stock, 2024 Notes and 2027 Notes. Our primary uses of cash during 2018 were capital expenditures for the Zenium acquisition, the development of real estate, funding our operations and payment of dividends.
The following table summarizes our cash flows for the years ended December 31, 2018, 2017 and 2016.

IN MILLIONS
For the year ended December 31,	2018	2017	2016
Cash provided by operations	$309.3	$289.5	$180.6
Cash used in investing activities	(1,341.1)	(1,506.8)	(731.1)
Cash provided by financing activities	944.7	1,354.6	549.3
Comparison of Years Ended December 31, 2018 and 2017

Cash provided by operating activities for the year ended December 31, 2018 was $309.3 million compared to $289.5 million for the year ended December 31, 2017, an increase of $19.8 million. The increase was primarily due to an increase in operating income as explained above, partially offset by the increase in interest payments of $46.6 million related to debt, over the corresponding prior year period, and to a lesser extent, payments of annual property taxes and payment of our year-end bonus.

Cash used in investing activities for the year ended December 31, 2018 was $1,341.1 million compared to $1,506.8 million for the year ended December 31, 2017. Substantially all of our investing activity for both periods was related to our development and acquisition activities. Our capital expenditures for 2018 included the acquisition of Zenium for $462.8 million. In addition, 2018 capital expenditures included $865.7 million related primarily to the continued development in key markets, primarily Chicago, Dallas, Northern Virginia and Somerset. We also made an equity investment in ODATA for $12.6 million.

Our capital expenditures for 2017 included the purchase of the Sentinel Properties for $492.3 million. Capital expenditure for 2017 of $914.5 million related primarily to development projects underway in Chicago, Cincinnati, Dallas, Northern Virginia, Phoenix and San Antonio; and the purchase of 66 acres in Allen, Texas, 44 acres outside of Atlanta, Georgia and 48 acres in Quincy, Washington. In addition, we made an investment in GDS of $100.0 million.

Cash provided by financing activities for the year ended December 31, 2018 was $944.7 million compared to $1,354.6 million for the year ended December 31, 2017. During the year ended December 31, 2018, cash provided by financing activities was due to the proceeds from the issuance of debt of $1,845.3 million, the issuance of common stock, net of issuance costs, of $699.6 million and net borrowings under our credit facility of $143.0 million. Cash used in financing activities during the year ended December 31, 2018 primarily related to payments on debt of $1,547.4 million, dividends paid to stockholders of $181.1 million and other items of $14.7 million. Our board of directors increased our dividend rate from $0.38 per share to $0.42 per share effective in the first quarter of 2017 and increased our dividend to $0.46 per share effective in the first quarter of 2018.

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
Comparison of Years Ended December 31, 2017 and 2016
Cash provided by operating activities for the year ended December 31, 2017 was $289.5 million compared to $180.6 million for the year ended December 31, 2016, an increase of $108.9 million. The increase was primarily driven by an increase in net operating income of $95.3 million. Deferred revenue increased by $11.0 million, primarily due to up- front payments received by customers. This increase was offset by the following: an increase in leasing commissions paid in 2017 of $5.2 million due to execution of long-term contracts and the timing and amounts of interest payments, net of amounts capitalized, of $4.9 million. All other operating accounts resulted in the remaining difference.

Cash used in investing activities for the year ended December 31, 2017 was $1,506.8 million compared to $731.1 million for the year ended December 31, 2016. Our capital expenditures for 2017 included the purchase of the Sentinel Properties for $492.3 million. Capital expenditure for 2017 of $914.5 million related primarily to development projects underway in Northern Virginia,

Phoenix, Dallas, Chicago, San Antonio and Cincinnati; and the purchase of 48 acres in Quincy, Washington and 66 acres in Allen, Texas, and 44 acres outside of Atlanta, Georgia. In addition, we made an investment in GDS of $100.0 million.

During the year ended December 31, 2016, our capital expenditures included the purchase of the Aurora Properties for $131.1 million, the purchase of four properties for development in Northern Virginia, Chicago and Phoenix for approximately $54.5 million and $545.5 million for other developments primarily in Northern Virginia, Phoenix, San Antonio, Carrollton and Houston.

Cash provided by financing activities for the year ended December 31, 2017 was $1,354.6 million compared to $549.3 million for the year ended December 31, 2016. During the year ended December 31, 2017, cash provided by financing activities was due to proceeds from the issuance of senior notes of $1,217.8 million, issuance of common stock, net of issuance costs, of $705.7 million and net borrowings under a credit facility of $115.0 million. Cash used in financing activities during the year ended December 31, 2017 was due to the repurchase and redemption of the 2022 Notes of $474.8 million and payment of debt extinguishment of $30.4 million, payment of debt issuance costs relating to the issuance of the 2024 Notes and the 2027 Notes of $19.0 million, dividends paid to stockholders of $145.7 million, tax payments upon the exercise of equity awards of $6.9 million and other items of $7.1 million.

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

Contractual Obligations
The following contractual obligations table summarizes our contractual obligations as of December 31, 2018:

IN MILLIONS	Total	< 1 Year	1-3 Years	3-5 years	Thereafter
2024 Notes (1)	$700.0	$—	$—	$—	$700.0
2027 Notes (1)	500.0	—	—	—	500.0
Term loans (1)	1,443.0	—	—	1,143.0	300.0
Capital lease obligations	33.4	2.7	5.7	3.0	22.0
Interest payments on senior notes, credit agreement, capital leases and lease financing arrangements (2)	732.3	129.1	255.3	217.1	130.8
Non-cancellable operating leases	64.2	5.0	8.6	7.2	43.4
Construction commitments and purchase obligations (3)	327.3	322.1	5.2	—	—
Lease financing arrangements and other liabilities (4)	123.5	7.9	26.7	12.1	76.8
Total (5)	$3,923.7	$466.8	$301.5	$1,382.4	$1,773.0

(1)	Represents the principal portion of the 2024 Notes, 2027 Notes and Term Loans.

(2)
Includes contractual interest payments on the 2024 Notes, 2027 Notes, $3.0 Billion Credit Facility, Term Loans, capital leases and lease financing arrangements assuming no early payment of debt in future periods and the exercise of the one-year extension option on the Revolving Credit Facility.

(3)
We have issued purchase orders for construction related activities. CyrusOne has non-cancellable purchase commitments related to certain services and contracts related to construction of data center facilities and equipment. These agreements range from one to two years and provide for payments for early termination or require minimum payments for the remaining term.

(4)	Represents lease financing arrangements of $123.3 million for leased data centers where we are deemed the accounting owner, and asset retirement obligations of $0.2 million.

(5)
Employment contracts have been excluded from this table for the Company's named executive officers as the Company's definitive proxy statement and other filings with the SEC contain more information with respect to those agreements. All other employees are subject to at-will employment.

The contractual obligations table is presented as of December 31, 2018. The amount of these obligations can be expected to change over time as new contracts are initiated and existing contracts are completed, terminated or modified.
Contingencies
We are periodically involved in litigation, claims and disputes. Liabilities are established for these claims when losses associated with these matters are judged to be probable and the loss can be reasonably estimated. Based on information currently available, consultation with counsel and established reserves, management believes the outcome of all claims will not individually, nor in the aggregate, have a material effect on our financial position, results of operations or cash flows. For the year ended December 31, 2018, we were not involved in any material lawsuits that required us to recognize an expense.
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
Also as a part of our normal course of business we procure certain data center equipment (generally generators and power distribution units) and utility power under purchase commitments, where we would be required to purchase certain minimum volumes. In general, we expect to manage these contracts such that the committed volume levels are below our current requirements and at prices that are below current spot market prices. However, if our requirements were to decrease, we could be obligated to complete the remaining minimum purchase commitments, holding the excess equipment for future development or disposing at then current prices. As of December 31, 2018, our aggregate commitments under these contracts is approximately $45.4 million.

We lease data center facilities and equipment from third parties. Operating lease expense for the year ended December 31, 2018 was $6.6 million. Future lease payments remaining under these operating leases as of December 31, 2018 is approximately $64.2 million.

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
As of December 31, 2018, we had approximately $1.2 billion of contractually outstanding consolidated debt at a weighted average fixed interest rate of approximately 5.16% and $1.4 billion of amounts outstanding under credit facilities with a weighted average variable interest rate of monthly LIBOR plus 1.21%. Monthly LIBOR as of December 31, 2018 was 2.53%.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments are traded or are otherwise terminated prior to maturity. However, interest rate changes will affect the fair value of our fixed rate instruments.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. We are exposed to interest rate changes primarily as a result of our variable rate debt we incur on our senior unsecured credit agreement and our consolidated cash investments. As of December 31, 2018, our floating rate debt outstanding is $1,443.0 million. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures as of December 31, 2018 (amounts in millions, where positive amounts reflect an increase in net income and bracketed amounts reflect a decrease in net income):

	2.0%	1.5%	1.0%	0.5%
Variable rate credit facilities expense	$(28.9)	$(21.6)	$(14.4)	$(7.2)

Floating rate interest income is not significant as of December 31, 2018.

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
The following table sets forth the carrying value and fair value face amounts, maturity date and average interest rates at December 31, 2018, for our fixed-rate and variable-rate debt, excluding capital leases and other financing arrangements:

IN MILLIONS	2019	2020	2021	2022	2023	Thereafter	Total Carrying Value	Total Fair Value
Fixed-rate debt (2024 Notes)	—	—	—	—	—	$705.5	$705.5	$684.1
Average interest rate on fixed-rate debt	—	—	—	—	—	5.000%
Fixed-rate debt (2027 Notes)	—	—	—	—	—	$509.1	$509.1	$488.0
Average interest rate on fixed-rate debt	—	—	—	—	—	5.375%
Variable-rate debt (2023 Term Loan)	—	—	—	—	$1,000.0	—	$1,000.0	$1,000.0
Average interest rate on variable-rate debt	—	—	—	—	3.920%	—
Variable-rate debt (2025 Term Loan)	—	—	—	—	—	$300.0	$300.0	$300.0
Average interest rate on variable-rate debt	—	—	—	—	—	4.230%
Euro loan (2023 Revolving Credit Facility)	—	—	—	—	$143.0	$—	$143.0	$143.0
Average interest rate on variable-rate debt	—	—	—	—	1.450%	—

The fair values of our 2024 Notes and 2027 Notes as of December 31, 2018 were based on the quoted market prices for these notes, which is considered Level 1 of the fair value hierarchy. The carrying value of the $3.0 Billion Revolving Credit Facility, the 2023 Term Loan and the 2025 Term Loan approximates estimated fair value as of December 31, 2018, due to the variability of interest rates and the stability of our credit ratings. These fair value measurements are considered Level 3 of the fair value hierarchy.
Foreign Currency Risk
As a result of the Zenium acquisition, the Company added foreign operations in the United Kingdom and Germany that along with operations in Singapore expose the Company to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. As of December 31, 2018, our exposure to foreign currency is not significant. For the year ended December 31, 2018 our foreign currency translation adjustment included within stockholders’ equity was $10.9 million.
As a result of the Zenium acquisition, our exposure to foreign currency is expected to increase, primarily related to British pound sterling and Euro. We expect that future investments and expenditures relating to international operations will be incurred in their functional currencies. One of the ways we may mitigate future investment and operational foreign currency exposure could be by borrowing under our $3.0 Billion Credit Facility in the particular foreign currency, subject to availability and applicable borrowing conditions. However, we would expect to incur foreign currency transaction gains and losses, which would impact our consolidated net income, and translation of financial statements from the foreign functional currency to U.S. dollars, which would be included in other comprehensive income or loss and stockholders’ equity. Historically, we have not entered into foreign currency hedges, but we may consider entering into foreign currency hedges in the future.
Commodity Price Risk
Certain of our operating costs are subject to price fluctuations caused by the volatility of the underlying commodity prices, including electricity used in our data center operations, and building materials, such as steel and copper, used in the construction of our data centers. In addition, the lead time to purchase certain equipment for our data centers is substantial which could result in increased costs for these construction projects. In addition, we have entered into several contracts to purchase electricity. As of December 31, 2018, these contracts represent less than our forecasted usage.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of CyrusOne Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CyrusOne Inc. (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2019 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 4 to the financial statements, the Company changed its method of accounting for equity investments in the year ended December 31, 2018 due to the adoption of the Accounting Standards Update 2016-01, Financial Instruments - Overall (Subtopic 825-10).
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
February 22, 2019
We have served as the Company’s auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of CyrusOne Inc.
Dallas, TX

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CyrusOne Inc. (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the criteria established in -Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 22, 2019, expressed an unqualified opinion on those financial statements, and includes an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Account Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10).
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

/s/ Deloitte & Touche LLP

Dallas, Texas
February 22, 2019

CYRUSONE INC.
Consolidated Balance Sheets

IN MILLIONS, except share and per share amounts
As of December 31,	2018	2017
Assets
Investment in real estate:
Land	$118.5	$104.6
Buildings and improvements	1,677.5	1,371.4
Equipment	2,630.2	1,813.9
Gross operating real estate	4,426.2	3,289.9
Less accumulated depreciation	(1,054.5)	(782.4)
Net operating real estate	3,371.7	2,507.5
Construction in progress, including land under development	744.9	487.1
Land held for future development	176.4	63.8
Total investment in real estate, net	4,293.0	3,058.4
Cash and cash equivalents	64.4	151.9
Rent and other receivables (net of allowance for doubtful accounts of $1.7 and $2.1 as of December 31, 2018 and December 31, 2017, respectively)	106.2	87.2
Equity investments	198.1	175.6
Goodwill	455.1	455.1
Intangible assets (net of accumulated amortization of $166.9 and $136.1 as of December 31, 2018 and December 31, 2017, respectively)	235.7	203.0
Other assets	240.0	180.9
Total assets	$5,592.5	$4,312.1
Liabilities and equity
Debt, net	$2,624.7	$2,089.4
Capital lease obligations and lease financing arrangements	156.7	142.0
Construction costs payable	195.3	115.5
Accounts payable and accrued expenses	121.3	97.9
Dividends payable	51.0	41.8
Deferred revenue and prepaid rents	148.6	111.6
Deferred tax liability	68.9	—
Total liabilities	3,366.5	2,598.2
Commitment and contingencies
Stockholders' equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 108,329,314 and 96,137,874 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	1.1	1.0
Additional paid in capital	2,837.4	2,125.6
Accumulated deficit	(600.2)	(486.9)
Accumulated other comprehensive income (loss)	(12.3)	74.2
Total stockholders’ equity	2,226.0	1,713.9
Total liabilities and equity	$5,592.5	$4,312.1

The accompanying notes are an integral part of the consolidated financial statements.

CYRUSONE INC.
Consolidated Statements of Operations

IN MILLIONS, except per share data
For the Year Ended December 31,	2018	2017	2016
Revenue	$821.4	$672.0	$529.1
Operating expenses:
Property operating expenses	292.4	235.1	187.5
Sales and marketing	19.6	17.0	16.9
General and administrative	80.6	67.0	60.7
Depreciation and amortization	334.1	258.9	183.9
Transaction, acquisition, integration and other related expenses	5.0	11.9	4.6
Impairment losses	—	58.0	5.0
Total operating expenses	731.7	647.9	458.6
Operating income	89.7	24.1	70.5
Interest expense	(94.7)	(68.1)	(48.8)
Unrealized gain on marketable equity investment	9.9	—	—
Loss on early extinguishment of debt	(3.1)	(36.5)	—
Net income (loss) before income taxes	1.8	(80.5)	21.7
Income tax expense	(0.6)	(3.0)	(1.8)
Net income (loss)	$1.2	$(83.5)	$19.9
Weighted average number of common shares outstanding - basic	99.8	88.9	78.3
Weighted average number of common shares outstanding - diluted	100.4	88.9	79.0
Income (loss) per share - basic	$—	$(0.95)	$0.24
Income (loss) per share - diluted	$—	$(0.95)	$0.24
The accompanying notes are an integral part of the consolidated financial statements.

CYRUSONE INC.
Consolidated Statements of Comprehensive Income (Loss)

IN MILLIONS
For the Year Ended December 31,	2018	2017	2016
Net income (loss)	$1.2	$(83.5)	$19.9
Other comprehensive income (loss):
Foreign currency translation adjustment	(10.9)	(0.1)	(0.9)
Unrealized gain on equity investment	—	75.6	—
Comprehensive income (loss)	$(9.7)	$(8.0)	$19.0
The accompanying notes are an integral part of the consolidated financial statements.

CYRUSONE INC.
Consolidated Statements of Equity

IN MILLIONS	Shares of common stock outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of January 1, 2016	72.6	$0.7	$967.2	$(145.9)	$(0.4)	$821.6
Net income	—	—	—	19.9	—	19.9
Stock-based compensation expense	0.6	—	12.3	—	—	12.3
Tax payment upon exercise of equity awards	(0.5)	—	(14.2)	—	—	(14.2)
Issuance of common stock	10.8	0.1	447.0	—	—	447.1
Foreign currency translation adjustments	—	—	—	—	(0.9)	(0.9)
Dividends declared, $1.52 per share	—	—	—	(123.8)	—	(123.8)
Balance as of December 31, 2016	83.5	$0.8	$1,412.3	$(249.8)	$(1.3)	$1,162.0
Net loss	—	—	—	(83.5)	—	(83.5)
Stock-based compensation expense	(0.1)	—	14.7	—	—	14.7
Tax payment upon exercise of equity awards	(0.1)	—	(6.9)	—	—	(6.9)
Issuance of common stock	12.8	0.2	705.5	—	—	705.7
Foreign currency translation adjustment	—	—	—	—	(0.1)	(0.1)
Unrealized gain on equity investment	—	—	—	—	75.6	75.6
Dividends declared, $1.68 per share	—	—	—	(153.6)	—	(153.6)
Balance as of December 31, 2017	96.1	$1.0	$2,125.6	$(486.9)	$74.2	$1,713.9
Adoption of accounting standards:
Revenue recognition, cumulative modified retrospective	—	—	—	0.3	—	0.3
Financial instruments (equity investment), cumulative adjustment	—	—	—	75.6	(75.6)	—
Issuance of common stock, net	12.3	0.1	699.5	—	—	699.6
Net income	—	—	—	1.2	—	1.2
Stock-based compensation expense	—	—	17.5	—	—	17.5
Tax payment upon exercise of equity awards	(0.1)	—	(5.2)	—	—	(5.2)
Foreign currency translation adjustment	—	—	—	—	(10.9)	(10.9)
Dividends declared, $1.84 per share	—	—	—	(190.4)	—	(190.4)
Balance at December 31, 2018	108.3	$1.1	$2,837.4	$(600.2)	$(12.3)	$2,226.0
The accompanying notes are an integral part of the consolidated financial statements.
CYRUSONE INC.
Consolidated Statements of Cash Flows

IN MILLIONS
For the Year Ended December 31,	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$1.2	$(83.5)	$19.9
Adjustments to reconcile net income (loss)to net cash provided by operating activities:
Depreciation and amortization	334.1	258.9	183.9
Provision for bad debt expense	2.6	0.2	1.6
Impairment losses	—	58.0	5.0
Unrealized gain on marketable equity investment	(9.9)	—	—
Loss on early extinguishment of debt	3.1	36.5	—
Interest expense amortization, net	4.0	4.2	4.9
Stock-based compensation expense	17.5	14.7	12.3
Other	(0.6)	1.5	0.3
Change in operating assets and liabilities:
Rent and other receivables, net and other assets	(80.2)	(64.3)	(51.7)
Accounts payable and accrued expenses	3.0	29.3	6.9
Deferred revenue and prepaid rents	34.5	34.0	(2.5)
Net cash provided by operating activities	309.3	289.5	180.6
Cash flows from investing activities:
Asset acquisitions, primarily real estate, net of cash acquired	(462.8)	(492.3)	(131.1)
Investment in real estate	(865.7)	(914.5)	(600.0)
Equity investments	(12.6)	(100.0)	—
Net cash used in investing activities	(1,341.1)	(1,506.8)	(731.1)
Cash flows from financing activities:
Issuance of common stock, net	699.6	705.7	447.1
Dividends paid	(181.1)	(145.7)	(114.3)
Proceeds from debt, net	1,988.3	2,558.4	701.3
Payments on debt	(1,547.4)	(1,749.8)	(461.5)
Payments on capital lease obligations and lease financing arrangements	(9.5)	(9.8)	(9.1)
Interest paid by lenders on issuance of the senior notes	—	2.7	—
Tax payment upon exercise of equity awards	(5.2)	(6.9)	(14.2)
Net cash provided by financing activities	944.7	1,354.6	549.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.4)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(87.5)	137.3	(1.2)
Cash, cash equivalents and restricted cash at beginning of period	151.9	14.6	15.8
Cash, cash equivalents and restricted cash at end of period	$64.4	$151.9	$14.6
Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized of $24.4 million, $17.0 million and $10.6 million in 2018, 2017 and 2016, respectively	$115.4	$68.8	$55.0
Cash paid for income taxes	3.4	2.2	1.2
Non-cash investing and financing activities:
Construction costs and other payables	195.3	115.5	132.7
Dividends payable	51.0	41.8	33.9
Debt assumed in asset acquisition	86.3	—	—
Capital lease obligation assumed	25.0	2.2	—
The accompanying notes are an integral part of the consolidated financial statements.

CYRUSONE INC.
Notes to Consolidated Financial Statements

1. Description of Business
CyrusOne Inc., together with CyrusOne GP (the "General Partner"), a wholly-owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. wholly owns CyrusOne LP (the "Operating Partnership") and the subsidiaries of the Operating Partnership (collectively, “CyrusOne”, “we”, “us”, “our”, and the “Company”) is an owner, operator and developer of enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Our customers operate in a number of industries, including information technology, financial services, energy, oil and gas, mining, medical and consumer goods and services. We currently operate 48 data centers and two recovery centers located in the United States, United Kingdom, Germany and Singapore.
On January 24, 2013, the Company completed its initial public offering (the "IPO") of common stock and its common stock currently trades on the NASDAQ Exchange under the ticker symbol "CONE". As of December 31, 2018, all of the issued and outstanding Operating Partnership units of CyrusOne LP are owned, directly or indirectly, by the Company.
2. Basis of Presentation
The accompanying financial statements are prepared on a consolidated basis. In addition, the accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (GAAP) and include the accounts of the Company, as well as all wholly-owned subsidiaries and any consolidated variable interest entities. All intercompany transactions and balances have been eliminated in consolidation.

3. Summary of Significant Accounting Policies
Investment in Real Estate
Acquisition of Properties
Investment in real estate consist of land, buildings, improvements and integral equipment utilized in our data center operations. We expect most acquisitions to be an acquisition of assets rather than a business combination as our typical acquisitions consist of properties whereby substantially all the fair value of gross assets acquired is concentrated in a single asset set (land, building and in-place leases), which are treated as asset acquisitions. See Business Combinations and Asset Acquisitions herein.
Business Combinations and Asset Acquisitions
We evaluate whether an acquisition is a business combination or an asset acquisition by determining whether the set of assets is a business.
Asset Acquisitions
When substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction is accounted for as an asset acquisition. Asset acquisitions are recorded at the cumulative acquisition costs and allocated to the assets acquired and liabilities assumed on a relative fair value basis. The Company allocates the purchase price of real estate to identifiable tangible assets such as land, building, land improvements and tenant improvements acquired based on their fair value. In estimating the fair value of each component management considers appraisals, replacement cost, its own analysis of recently acquired and existing comparable properties, market rental data and other related information. Transaction costs associated with asset acquisitions are capitalized.
Business Combinations
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
The fair value of any tangible real estate assets acquired is determined by valuing the building as if it were vacant, and the fair value is then allocated to land, buildings, equipment and improvements. Land values are derived from appraisals, and building and equipment values are calculated as replacement cost less depreciation or estimates of the relative fair value of these assets using net operating income capitalization rates, discounted cash flow analysis or similar methods.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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

We determine the fair value of assumed debt by calculating the net present value of the scheduled debt service payments using current market-based terms for interest rates for debt with similar terms that management believes we could obtain on similar maturities. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.
Capitalization of Costs
We capitalize costs directly related to the development, pre-development or improvement of our investment in real estate, referred to as capital projects and other activities included within this paragraph. Costs associated with our capital projects are capitalized as incurred. If the project is abandoned, these costs are expensed during the period in which the project is abandoned. Costs considered for capitalization include, but are not limited to, construction costs, interest, real estate taxes, insurance, utilities and lease expense, if appropriate. We capitalize indirect costs such as personnel, office and administrative expenses that are directly related to our development projects based on an estimate of the time spent on the construction and development activities. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. We determine when the capitalization period begins and ends through communication with project and other managers responsible for the tracking and oversight of individual projects. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. In addition, we capitalize initial direct costs incurred for successful origination of new leases. Costs incurred for maintaining and repairing our properties, which do not extend their useful lives, are expensed as incurred. Interest expense is capitalized based on actual qualifying capital expenditures from the period when development commences until the asset is ready for its intended use, at the weighted average borrowing rate during the period. These costs are included in investment in real estate and depreciated over the estimated useful life of the related assets.
Impairment Losses
When events or circumstances indicate that the carrying amount of a real estate investment may not be recoverable, we review the carrying value of the asset. When such impairment indicators exist, we review an estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition and compare such amount to its carrying amount. If our undiscounted cash flows indicate that we are unable to recover the carrying value of the real estate investment, an impairment loss is recognized. An impairment loss is measured as the amount by which the real estate investment's carrying value exceeds its estimated fair value. We did not record any impairment losses for the year ended December 31, 2018 and recorded impairment losses of $58.0 million for the year ended December 31, 2017 related to our leased data center facilities in the Connecticut markets and our leased data center facility in Singapore. For the year ended December 31, 2016, we recorded impairment losses of $5.0 million related primarily to two properties, South Bend - Crescent, a leased facility, and Cincinnati - Goldcoast, an owned facility.
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
Equity Investment

We hold investments in various joint ventures where the Company evaluates its ability to influence the operating or financial decisions of the investee in applying the appropriate method of accounting for such investments. Influence tends to be more

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

effective as the investor's percent of ownership in the voting rights of the investee increases. Our equity investments represent less than 20% of the voting rights of the investees and we do not exercise influence over the operating and financial decisions. Accordingly, we do not account for our equity investments using the equity method accounting. For further information about our equity investments, see Note 9. Equity Investments.

Our investment in GDS Holdings Limited (“GDS”) is classified as “available for sale” and is carried at fair value. Effective beginning January 1, 2018, changes in the fair value are reported as a component of net income (loss). Prior to January 1, 2018, such changes in fair value were reported as a component of comprehensive income (loss). See “Recently Adopted Accounting Pronouncements” section below.

Our other equity investment is carried at cost because we do not exercise influence over the operating and financial decisions of the venture and there is no readily determinable fair value and our investment is recorded at cost less impairment, if any. Dividends paid from operating profits are reported as a component of net income (loss), while other dividends are reported as a return of capital.
Goodwill
We evaluate goodwill for possible impairment at least annually or upon the occurrence of events or circumstances that indicate that they would more likely than not reduce the fair value of a reporting unit below its carrying amount.
For our annual impairment evaluation, we have the option of performing a qualitative or quantitative goodwill impairment analysis. A qualitative analysis, step zero, analyzes the macro-economic environment in which we operate for any significant changes such as deterioration in the market that the Company operates or overall financial performance such as declining cash flows. Also, entity specific changes are analyzed such as change in management, strategy or composition of reporting unit. This assessment of qualitative factors serves as a basis for determining whether it is necessary to perform the step one test. A quantitative analysis, step one, requires the Company to estimate the fair value of the reporting unit and compare the fair value to the carrying value to identify whether the value of the recorded goodwill is impaired. Changes in certain assumptions could have a significant impact on the impairment test for goodwill under step one. The most critical assumptions are projected future growth rates, operating margins, capital expenditures, tax rates, terminal values and discount rates. These assumptions are subject to change as our long-term plans and strategies are updated each year.

During the fourth quarters of 2018, 2017 and 2016, we applied step zero and determined that the fair value of the reporting unit is substantially in excess of the carrying amount and therefore determined that incremental goodwill impairment testing was not necessary.
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
Lease Financing Arrangements
Lease financing arrangements represent leases of real estate where we are involved in the construction of structural improvements to develop buildings into data centers. When we bear substantially all the construction period risk, such as managing or funding construction, we are deemed to be the accounting owner of the leased property and, at the lease inception date, we are required to record at fair value the property and associated liability on our consolidated balance sheets. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations.

Revenue Recognition

Our leasing revenue primarily consists of colocation rent, metered power reimbursements and interconnection revenue. We generally are not entitled to reimbursements for rental expenses including real estate taxes, insurance or other common area operating expenses. The revenues from colocation rent revenue, metered power reimbursements and interconnection are recognized under the lease accounting standard and managed services, equipment sales, installations and other services are recognized under

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

the revenue accounting standard. An allowance for doubtful accounts is recognized when the collection of trade receivables is deemed to be unlikely.

Colocation Rent Revenue and Metered Power Reimbursements Revenue
Colocation rent revenues are generally billed monthly in advance based on the contracted power or leased space. Some contracts may provide initial free rent periods and rents that escalate over the term of the contract. If rents escalate without the lessee gaining access to or control over additional leased power or space, at the beginning of the lease term, the rental payments are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional power and or leased space, revenue is recognized in proportion to the additional power or space in the periods that the lessee has control over the use of the additional space or power. The excess of revenue recognized over amounts contractually due is recognized as a straight-line receivable, which is included in other assets in our consolidated balance sheet. When customers make an advance payment in connection with a lease period or contractual obligation, deferred revenue is recorded.

Some of our leases are structured on a full-service gross basis in which the customer pays a fixed amount for both colocation rent and power. The revenue for these types of leases is recorded in colocation lease revenue. Other leases provide that the customer is separately billed for power based upon actual or estimated metered usage. Metered power reimbursement revenue is generally billed one month in arrears, and an estimate of this revenue is accrued in the month that the associated power is provided and recorded in Metered power reimbursements on the Consolidated Statement of Operations.

Revenue from Contracts with Customers
We adopted the new revenue recognition standard effective January 1, 2018. The information in this section describes our current revenue recognition policies. See Note 4, Recently Adopted Accounting Pronouncements, for additional information related to the adoption.

Service Revenue
Managed services include the provisioning of a full-service managed data center, monitoring customer computer equipment, managing backups and storage, utilization reporting and other related ancillary information technology services. Management service contracts generally range from one to five years. Other services generally include installation of customer equipment, performing customer system re-boots, server cabinet and cage management, power monitoring, shipping and receiving, resolving technical issues, and other services requested by the customer. Installation services include mounting, wiring, and testing of customer owned equipment. The installation period is typically short term in duration, and accordingly, revenue from the installation of customer equipment is recognized at a point-in-time once the installation is complete and the performance obligation is satisfied. Service revenue is measured based on the consideration specified in the contract and recognized over time as we satisfy the performance obligation.

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
Depreciation and Amortization Expense
Depreciation expense is recognized over the estimated useful lives of real estate applying the straight-line method. The useful life of leased real estate and leasehold improvements is the lesser of the economic useful life of the asset or the term of the lease, including optional renewal periods if renewal of the lease is reasonably assured.
Amortization expense is recognized over the estimated useful lives of finite-lived intangibles. Finite-lived intangibles include trademarks, customer relationships, favorable leasehold interests, in-place leases, trade names and deferred leasing costs. See Note 10, Goodwill, Intangible and Other Long-Lived Assets, for details.
Foreign Currency Translation and Transactions
Gains or losses from translation of foreign operations where the local currency is the functional currency are included as components of other comprehensive income (loss). The financial position of foreign subsidiaries is translated at the exchange rates in effect at the end of the period, while revenues and expenses are translated at average exchange rates during the period. Gains or losses from foreign currency transactions are included in determining net income (loss).

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Stock-Based Compensation
We have a stock-based incentive award plan for our employees and directors. Stock-based compensation expense associated with these awards is recognized in general and administrative expenses, property operating expenses and sales and marketing in our consolidated statements of operations. We measure stock-based compensation at the estimated fair value on the grant date and recognize the amortization of stock-based compensation expense over the requisite service period. Fair value is determined based on assumptions related to volatility, interest rates and our market and company performance.
Fair Value Measurements
Fair value measurements are utilized in accounting for business combinations, asset acquisitions, testing of goodwill and other long-lived assets for impairment, recording unrealized gain/loss on available-for-sale securities and disclosures. Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for asset and liabilities, is as follows:
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
Segment Information
Our data centers have similar revenues and operating expenses across all geographic locations. The service offerings and delivery of services are provided in a similar manner, using the same types of facilities and similar technologies. Our chief operating decision maker, the Company's Chief Executive Officer, reviews our financial information on an aggregate basis and as a result, we have one reportable business segment.
One customer represented approximately 18% of our revenue for the years ended December 31, 2018 and 2017.
Revenues from properties were $821.4 million, $672.0 million and $529.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. We had net investment in real estate of $4.3 billion and $3.1 billion, at December 31, 2018 and 2017, respectively.

Use of Estimates

Preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions are based on management’s knowledge of current events and actions that we may undertake in the future. Significant estimates include and are related to determining lease terms and revenue recognition, the fair value for purchase price allocations for business combinations and asset acquisitions, and the useful lives of real estate and other long-lived assets. Actual results may differ from these estimates and assumptions.
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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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

Statement of Cash Flows for the year ended December 31, 2017

•
The cash flow effect of the change in interest accrual is classified within accounts payable and accrued expenses. These items were previously combined with non-cash interest expense, net in the comparable prior year period ($12.3 million).

•
Debt issuance and debt extinguishment costs are classified within proceeds from debt, net. These items were previously included in separate lines, debt issuance costs ($19.0 million) and payment of debt extinguishment costs ($30.4 million), in the comparable prior year period.

Statement of Cash Flows for the year ended December 31, 2016

•
The cash flow effect of the change in interest accrual is classified within accounts payable and accrued expenses. These items were previously combined with non-cash interest expense, net in the comparable prior year period ($1.3 million).

•	Debt issuance costs are classified within proceeds from debt, net. This item was previously included in a separate line, debt issuance costs ($8.7 million) in the comparable prior year period.

•	The note payment is classified within payments on debt. This item was previously included in a separate line, payment of note payable ($8.7 million) in the comparable prior year period.

4. Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

On January 1, 2018, we adopted the Financial Accounting Standards Board ("FASB") pronouncement Accounting Standards Update ("ASU") 2014-09 with respect to revenue recognition. The revised guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded prior revenue recognition guidance, including industry-specific revenue guidance. The revised guidance replaced most existing revenue and real estate sale recognition guidance in GAAP. The standard specifically excludes lease contracts, which is our primary recurring revenue source; however, our revenue accounting for managed services and sales of real estate and equipment will follow the revised guidance. We adopted the new standard using the modified retrospective transition method, where financial statement presentations prior to the date of adoption are not adjusted. Transactions that were not closed as of the adoption date were adjusted to reflect the new standard and we recorded an adjustment to beginning retained earnings of $0.3 million. See Note 5 "Revenue Recognition" for further information regarding the adoption of the new accounting standard, including expanded quantitative and qualitative disclosures regarding revenue recognition.

On January 1, 2018, we adopted ASU 2017-05, which requires the derecognition of a business in accordance with Accounting Standards Codification ("ASC") 810, Consolidations, including instances in which the business is considered in substance real estate. In cases where a controlling interest in real estate was sold but a noncontrolling interest is retained, we may record a gain or loss related to both the sold and retained interests. The adoption of this standard did not have an impact on our condensed consolidated financial statements, but depending on future transactions, may in the future.

On January 1, 2018, we adopted ASU 2016-01 related to equity investments. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value now recognized in net income. Previously changes in fair value for available for sale equity investments were recorded in other comprehensive income (loss). The adoption of the new standard was made through a cumulative-effect adjustment to beginning retained earnings of $75.6 million. Prior financial statement amounts were not adjusted. For the year ended December 31, 2018, the unrealized gain on investment was $9.9 million.

New Accounting Pronouncements

In August 2018, the Securities and Exchange Commission ("SEC") issued Securities Act Release No. 33-10532, Disclosure Update and Simplification, which amends certain of its disclosure requirements and is intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The amendments became effective on November 5, 2018. Among the amendments is the requirement to present the changes in shareholders’ equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q. Based on the effective date of the amendments and Exchange Act Forms Compliance and Disclosure Interpretation Question 105.09 issued by the staff of the SEC’s Division of Corporation Finance on September 25, 2018 and updated on October 4, 2018,

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

the Company’s first presentation of changes in shareholders’ equity will be in its Form 10-Q for the quarter ending March 31, 2019.

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

Lessees will recognize a right-of-use asset and a lease liability for leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments adjusted for any initial direct costs of the lease, lease incentives or early lease payments. For income statement purposes, the FASB retained a dual classification model, requiring lessees to classify leases as either operating or finance. Operating leases will result in straight-line rent expense (similar to current operating leases) while finance leases will result in interest and amortization expense (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. The new standard may be adopted using a modified retrospective transition and provides for certain practical expedients. We are evaluating the impact of ASU 2016-02 on our consolidated financial statements, where we believe the primary impact as a lessee will relate to leases in which we are deemed to be the accounting owner due to our involvement in the construction of the assets. Previously, under the old standard, these assets were capitalized as investments in real estate and a related financing obligation was recorded. Under the new standard, these assets and liabilities will be removed from the Company’s balance sheet and we will record a right-of-use asset and a corresponding lease liability. Additionally, under the new standard, a right-of-use asset and corresponding lease liability will be recorded for leases currently treated as operating leases.

The accounting for lessors will remain largely unchanged from current GAAP; however, the new lease standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, these costs are capitalizable and therefore the new lease standard will result in certain of these costs being expensed as incurred after adoption. During the twelve months ended December 31, 2018 and 2017, we capitalized $1.7 million and $0.9 million, respectively, of internal costs related to our leasing activities. Further under current lessor accounting, a real estate lease could only be a sales-type lease if ownership of the real estate was transferred to the lessee. With the adoption of ASU 2016-02, there will no longer be an exclusion for real estate leases, where the same classification guidance applies to all leases. If, as lessor, our real estate leases would be classified as sales-type leases, the real estate asset would be eliminated, a net investment asset would be recognized generally equal to the present value of the minimum lease payments plus the unguaranteed residual value and a selling profit or loss. We are required to adopt ASU 2016-02 January 1, 2019, and plan to use the modified retrospective approach.

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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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

5. Revenue Recognition

We have consistently applied our revenue accounting policies to all periods presented in these consolidated financial statements except for customer equipment installation services. Beginning with our adoption of revenue recognition in ASU 2014-09 on January 1, 2018 (see Note 3, Summary of Significant Accounting Policies, and Note 4, Recently Issued Accounting Standards), revenue from the installation of customer equipment is recognized at a point-in-time. The asset being enhanced or installed belongs to the customer, and the benefits of the installation service are being consumed at the completion of the service. Prior to the adoption of the new revenue recognition standard, the revenue from these transactions was deferred over the contract term. The deferred revenue liability balance related to completed installations, less any associated deferred costs, as of the date of adoption, calculated on a cumulative modified retrospective basis was $0.3 million and has been included in the cumulative effective adjustment to opening retained earnings.

Disaggregation of Revenue

For the year ended December 31, 2018, revenue disaggregated by primary revenue stream is as follows (in millions).

	Year Ended December 31, 2018	Year Ended December 31, 2017
Colocation rent	$644.6	$539.8
Metered power	104.0	70.2
Interconnection revenue	40.0	34.1
Equipment sales	11.9	7.3
Other revenue	20.9	20.6
Revenue	$821.4	$672.0

Total revenue from contracts with customers was $34.1 million and $29.1 million for the year ended December 31, 2018 and 2017, respectively. Lease revenue was $787.3 million and $642.9 million for the year ended December 31, 2018 and 2017, respectively. Total other revenues from customers generated from operations outside of the United States were insignificant for the year ended December 31, 2018. For further information see Recently Adopted Accounting Pronouncements, ASU 2014-09.

6. Acquisitions and Purchases of Fixed Assets

Acquisitions of Data Centers
On August 24, 2018, the Company completed its previously announced acquisition of Zenium Topco Ltd. and certain other affiliated entities ("Zenium"). Zenium is a hyperscale data center provider in Europe with four operating data centers in London and Frankfurt, and land sites available for development in London and Frankfurt. In connection with the acquisition, and after giving effect to a post-closing working capital adjustment, the Company paid aggregate cash consideration of approximately $462.8 million, net of approximately $12.7 million of cash acquired, and assumed outstanding indebtedness of approximately $86.3 million. In the fourth quarter of 2018, the Company paid approximately $1.0 million related to the post-closing working capital adjustment which is included above in the aggregate cash consideration. The Company financed the acquisition with proceeds from the $300.0 million delayed draw term loan included in the 2023 Term Loan and $174.5 million of borrowings under the $1.7 Billion Revolving Credit Facility (each as defined below). As a result of the acquisition, the Company recognized a $72.7 million deferred tax liability associated with temporary differences between the book basis of the assets acquired in the transaction.
The Company evaluated the acquisition and determined that substantially all of the fair value of the gross assets was concentrated in a group of similar identifiable assets and accounted for the transaction as an acquisition of assets.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

The consolidated financial statements of CyrusOne Inc. include the operating results of Zenium since the acquisition date, which was August 24, 2018. The following table summarizes the estimated fair values of all assets acquired at the date of acquisition:

IN MILLIONS
Investment in real estate	$597.3
Cash and cash equivalents	12.7
Rent and other receivables	9.0
Intangible assets:
Trade name	1.8
Leasehold interest	1.7
In-place leases	61.5
Other assets	1.1

Accounts payable	(22.3)
Deferred revenue	(3.3)
Capital lease obligations	(25.0)
Deferred tax liability	(72.7)
Debt	(86.3)
Net assets acquired attributable to CyrusOne Inc.	475.5
Cash acquired	(12.7)
Net cash paid at acquisition	$462.8
On February 28, 2017, the Company acquired two data centers located in Raleigh-Durham, North Carolina and Somerset, New Jersey (the "Sentinel Properties") which was accounted for as an asset acquisition. The Company's aggregate cash consideration paid totaled approximately $492.3 million, including related acquisition and closing costs. The two properties consist of approximately 160,000 colocation square feet and approximately 21 megawatts of power capacity.
The following table summarizes the estimated fair values of all assets acquired at the date of acquisition:

IN MILLIONS
Investment in real estate	$420.3
Cash and cash equivalents	3.2
Intangible assets:
Above/Below market leases	2.3
In-place leases	75.8
Other assets	2.4

Accounts payable	(5.4)
Deferred revenue	(0.9)
Capital lease obligation	(2.2)
Net assets acquired attributable to CyrusOne Inc.	495.5
Cash acquired	(3.2)
Net cash paid at acquisition	$492.3

Land for future development

During the years ended December 31, 2018 and 2017, the Company purchased approximately 182 acres of land for $182.3 million, and 209 acres of land for $35.3 million, respectively.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Real Estate Investments and Intangibles and Related Depreciation and Amortization

As of December 31, 2018 and 2017, major components of our real estate investments and intangibles and related accumulated depreciation and amortization are as follows (in millions):

	December 31, 2018					December 31, 2017
	Investment in Real Estate		Intangibles			Investment in Real Estate		Intangibles
	Buildings and Improvements	Equipment	Customer Relationships	In Place Leases	Other Contractual	Buildings and Improvements	Equipment	Customer Relationships	In Place Leases	Other Contractual
Cost	$1,677.5	$2,630.2	$247.1	$136.0	19.5	$1,371.4	$1,813.9	$247.1	$75.9	$16.1
Less: accumulated depreciation and amortization	(481.8)	(572.7)	(137.9)	(21.1)	(7.9)	(418.2)	(364.2)	(123.0)	(7.1)	(6.0)
Net	$1,195.7	$2,057.5	$109.2	$114.9	$11.6	$953.2	$1,449.7	$124.1	$68.8	$10.1

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

7. Investment in Real Estate

A schedule of our gross investment in real estate follows:

IN MILLIONS
As of December 31,	2018			2017
	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment
Dallas - Carrollton	$16.1	$62.2	$272.5	$16.1	$61.8	$210.7
Houston - Houston West I	1.4	85.2	51.1	1.4	85.2	49.8
Northern Virginia - Sterling II	—	28.8	112.4	—	28.8	112.3
San Antonio III	—	40.2	99.0	—	40.3	96.8
Cincinnati - 7th Street	0.9	114.1	37.4	0.9	110.6	33.1
Northern Virginia - Sterling V	14.5	80.8	295.8	14.5	35.7	108.8
Somerset I	12.1	125.8	91.0	9.3	124.8	83.7
Dallas - Lewisville	—	76.8	39.6	—	76.7	37.4
Totowa - Madison	—	28.5	57.7	—	28.5	55.1
Chicago - Aurora I	2.4	32.4	132.9	2.4	32.4	125.0
Cincinnati - North Cincinnati	0.9	77.9	12.4	0.9	77.4	9.9
Phoenix - Chandler II	—	16.2	39.4	—	16.2	38.9
Wappingers Falls I	—	11.3	22.0	—	11.3	18.0
San Antonio I	4.6	31.7	35.3	4.6	31.7	34.8
Houston - Houston West II	2.7	22.9	50.9	2.7	22.8	50.1
Phoenix - Chandler I	10.5	58.3	68.7	10.5	58.2	65.9
Phoenix - Chandler III	—	11.4	50.8	—	11.4	50.0
Northern Virginia - Sterling I	6.9	20.2	60.4	7.0	20.0	59.4
Raleigh-Durham I	2.1	79.8	75.4	2.1	78.0	76.0
Houston - Galleria	—	71.0	20.2	—	68.6	17.6
Phoenix - Chandler VI	2.4	23.3	100.3	2.4	15.7	49.2
Northern Virginia - Sterling III	—	22.2	61.3	—	22.2	61.3
Frankfurt I	11.2	125.5	178.8	—	—	—
Austin II	2.0	23.4	8.7	2.0	23.4	7.2
San Antonio II	7.0	30.3	60.8	7.0	29.0	60.4
Florence	2.2	42.0	8.4	2.2	42.0	5.3
Austin III	3.3	11.7	47.0	3.3	10.6	33.9
Phoenix - Chandler IV	—	18.4	43.3	—	18.3	40.9
San Antonio IV	—	42.1	48.2	—	—	17.9
Cincinnati - Hamilton	—	43.7	7.9	—	50.2	6.0
Northern Virginia - Sterling IV	4.6	20.0	76.0	4.6	20.0	73.7
Phoenix - Chandler V	—	10.7	53.4	—	5.9	20.5
London II	—	25.2	74.8	—	—	—
London I	—	34.1	26.3	—	—	—
London - Great Bridgewater	—	26.8	1.2	—	28.4	1.1
Cincinnati - Mason	—	20.3	1.7	—	20.3	1.6
Stamford - Riverbend	—	2.9	7.8	—	2.9	6.9
Houston - Houston West III	7.2	18.0	31.4	7.2	17.9	30.7
Norwalk I*	—	13.6	10.1	—	13.5	9.4
Chicago - Lombard	0.7	4.7	8.1	0.7	4.7	7.7
Stamford - Omega*	—	2.6	0.7	—	2.6	0.7
Cincinnati - Blue Ash	—	0.7	0.2	—	0.7	0.2
Totowa - Commerce	—	4.1	1.7	—	4.1	1.6
South Bend - Crescent	—	1.7	0.2	—	1.7	0.1

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

IN MILLIONS
As of December 31,	2018			2017
	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment
South Bend - Monroe	—	2.5	0.4	—	2.5	0.3
Chicago - Aurora II	2.6	22.6	68.6	2.6	8.3	42.9
Chicago - Aurora Tower	—	4.9	0.4	—	—	—
Dallas - Midway	—	—	—	—	2.0	0.4
Dallas - Marsh	—	—	—	—	0.1	0.6
Cincinnati - Goldcoast	0.2	4.0	0.1	0.2	4.0	0.1
Northern Virginia - Sterling VI	—	—	77.5	—	—	—
Total	$118.5	$1,677.5	$2,630.2	$104.6	$1,371.4	$1,813.9

Land held for future development	$176.4	$—	$—	$63.8	$—	$—

As of December 31, 2018 and December 31, 2017, construction in progress includes $69.1 million and $8.7 million of land which is under active development, respectively.
In addition, construction in progress was $744.9 million and $487.1 million as of December 31, 2018 and December 31, 2017, respectively, as we continue to build data center facilities.
For the year ended December 31, 2018, our capital expenditures were $1,328.5 million, as shown on the statement of cash flows. This included the purchase price of the properties acquired in the Zenium acquisition on August 24, 2018 for $462.8 million and $865.7 million for other developments primarily in Chicago, Cincinnati, Dallas, Northern Virginia, Phoenix and San Antonio; and the purchase of parcels of land in Phoenix, Northern Virginia, Allen, Amsterdam, Santa Clara and Frankfurt for future development.
For the year ended December 31, 2017, our capital expenditures were $1,406.8 million, as shown on the statement of cash flows. This included the purchase price of the Sentinel Properties on February 28, 2017 for $492.3 million and $914.5 million for other developments primarily in Chicago, Cincinnati, Dallas, Northern Virginia, Phoenix and San Antonio; and the purchase of parcels of land in Allen, Texas, Atlanta, Georgia and Quincy, Washington for future development.
No impairment charges were recognized during the year ended December 31, 2018. For the year ended December 31, 2017, we recognized impairment losses of $58.0 million which includes the impairment loss of $54.4 million as mentioned below and an impairment of $3.6 million related to our leased facility in Singapore.
During the year ended December 31, 2017, we incurred an impairment loss of $54.4 million for our Norwalk I, Stamford - Riverbend and Stamford - Omega facilities, which are in the Connecticut market and were acquired as part of the acquisition of Cervalis, a privately-held owner and operator of data centers, in July 2015. These are leased facilities and Cervalis was deemed to be the accounting owner of the buildings, excluding land, due to their involvement in the construction of structural improvements to these facilities and continuing involvement once construction was completed. Upon acquisition of Cervalis, all assets acquired and liabilities assumed were recorded at their estimated fair values. For new leases, our sales cycle is typically up to two years, and our revenue and profit expectations were revised as compared to the assumptions contained at the time of the acquisition. Due to lack of demand we have experienced for data centers in the Connecticut market, we revised our expectations for operations of these facilities through the end of their lease terms. The amount of impairment recognized was the excess of the carrying value over the fair value of the assets. Fair value was determined by the discounted cash flow method based on management's best estimates of a market participant using available information.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

8. Notes Receivable

The carrying amount of notes receivable was $2.1 million and $3.3 million as of December 31, 2018 and 2017, respectively, and consisted of the following:

IN MILLIONS
For the year ended December 31,	2018	2017
Note 1	$1.4	$1.8
Note 2	0.3	0.6
Note 3	—	0.5
Note 4	0.3	0.4
Note 5	0.1	—
Total	$2.1	$3.3

Each of the above notes is from a different customer. Note 1 matures in September 2021, and the payments are approximately $50,000 per month. Note 2 matures in November 2019, and the payments are approximately $26,000 per month. Note 3 matured in February 2018, and the payments were approximately $30,000 per month. Note 4 matures in October 2020, and the payments are approximately $12,000 per month. Note 5 matures in June 2021, and the payments are approximately $4,000 per month. These notes are included in rent and other receivables on the consolidated balance sheets.

9. Equity Investments

The Company has an equity investment, accounted for using the fair value method in GDS, a developer and operator of high-performance, large-scale data centers in China. On October 18, 2017, the Company purchased newly issued unregistered ordinary shares equivalent to 8.0 million American depository shares (ADS) at a price per Class A ordinary share equivalent to $12.45 per ADS, a 4% discount to the October 17, 2017 closing price, for a total investment of $100 million. Each ADS is equivalent to eight ordinary shares. As of December 31, 2018 the ADS Class A ordinary share equivalent was $23.09 per ADS for a total fair value of $185.5 million. For the year ended December 31, 2018, the unrealized gain on investment of 9.9 million was recognized in the Consolidated Statement of Operations in Unrealized gain on marketable equity investment. For further information see Recently Adopted Accounting Pronouncements, adoption of ASU 2016-01.

On October 8, 2018, the Company made an $11.9 million investment in exchange for a 10% equity interest in ODATA Brasil S.A. and ODATA Colombia S.A.S. (collectively "ODATA"). ODATA, a Brazilian headquartered company, specializes in providing colocation services to wholesale customers, such as hyperscale cloud providers, financial services and telecommunications companies, and also to enterprises across multiple industries. On October 30, 2018, the Company made an additional $0.7 million investment in ODATA Colombia S.A.S. In connection with these investments, CyrusOne and ODATA entered a commercial agreement covering leasing activity with CyrusOne customers in the ODATA portfolio. In addition, our Chief Technology Officer joined the ODATA board of directors in October 2018. In evaluating the appropriate accounting method for its investment in ODATA, the Company considered its right to appoint a director to the ODATA board of directors, as well as other relevant factors, in evaluating the Company’s ability to exercise significant influence over the operating and financial policies of ODATA as provided in ASC 323-10-15-6 and concluded that the investment should be accounted for under the cost method.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

10. Goodwill, Intangible and Other Long-Lived Assets
The carrying amount of goodwill was $455.1 million as of December 31, 2018 and 2017. See Note 6 for the explanation of changes to intangible assets.
Summarized below are the carrying values for the major classes of intangible assets:

IN MILLIONS
For the year ended December 31,		2018			2017
	Weighted- Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	11	$247.1	$(137.9)	$109.2	$247.1	$(123.0)	$124.1
Trademark/tradename	6	11.5	(6.7)	4.8	9.7	(5.3)	4.4
Favorable leasehold interest	36	5.7	(0.7)	5.0	4.1	(0.5)	3.6
In place customer leases	6	136.0	(21.1)	114.9	75.9	(7.1)	68.8
Above and below market leases	7	2.3	(0.5)	1.8	2.3	(0.2)	2.1
Total		$402.6	$(166.9)	$235.7	$339.1	$(136.1)	$203.0
There were no goodwill or intangible asset impairments for the years ended December 31, 2018 or 2017.
Amortization expense for acquired intangible assets was $30.6 million, $25.1 million and $20.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The following table presents estimated amortization expense for each of the next five years and thereafter, commencing January 1, 2019:

IN MILLIONS	Total
2019	$40.2
2020	39.0
2021	31.8
2022	28.5
2023	20.7
Thereafter	75.5
Total	$235.7

11. Other Assets

As of December 31, 2018 and 2017, the components of other assets are as follows (in millions):

	December 31, 2018	December 31, 2017
Straight line receivables, net	$128.7	$100.0
Deferred leasing and other contract costs	43.6	33.7
Prepaid expenses	26.4	20.0
Non-real estate assets, net	18.4	16.7
Other	22.9	10.5
Total	$240.0	$180.9

Non-real estate assets primarily include administrative related equipment and office leasehold improvements, depreciated or amortized over the shorter of the assets useful life or the related lease term.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

12. Debt
As of December 31, 2018 and 2017, the components of debt are as follows (unless otherwise noted, interest rate and maturity date information are as of December 31, 2018) (in millions):

	December 31, 2018	December 31, 2017	Interest Rate(a)	Maturity Date
$3.0 Billion Credit Facility:
$1.7 Billion Revolving Credit Facility	$143.0	$—	Monthly EURIBOR + 1.45%	March 2022(b)
2023 Term Loan	1,000.0	—	Monthly LIBOR + 1.40%	March 2023
2025 Term Loan	300.0	—	Monthly LIBOR + 1.70%	March 2025
$2.0 Billion Credit Facility:
$1.1 Billion Revolving Credit Facility	—	—	Monthly LIBOR + 1.55%	N/A
2021 Term Loan	—	250.0	Monthly LIBOR + 1.50%	N/A
2022 Term Loan	—	650.0	Monthly LIBOR + 1.50%	N/A
2024 Notes, including bond premium of $5.5 million	705.5	706.8	5.000%	March 2024
2027 Notes, including bond premium of $9.1 million	509.1	510.5	5.375%	March 2027
Deferred financing costs	(32.9)	(27.9)	—	—
Total	$2,624.7	$2,089.4
(a) - Monthly LIBOR at December 31, 2018 was 2.53%.
(b) - The Company may exercise a one-year extension option, subject to certain conditions.

On March 29, 2018, the Company entered into a new $3.0 billion unsecured credit facility. The new credit facility consists of a $1.7 billion revolving credit facility ("$1.7 Billion Revolving Credit Facility"), which includes a $750.0 million multicurrency borrowing sublimit, a 5-year term loan with commitments totaling $1.0 billion ("2023 Term Loan") and a $300.0 million 7-year term loan ("2025 Term Loan") (collectively, the "$3.0 Billion Credit Facility"). We borrowed $700.0 million under the 2023 Term Loan on March 31, 2018, and the 2023 Term Loan includes a delayed draw feature which allowed the Company to draw $300.0 million in up to three tranches over a six-month period in multiple currencies. The Company exercised the draw as a part of the Zenium acquisition. The $1.7 Billion Revolving Credit Facility has the option to borrow in non-USD currencies and includes a one-year option which, if exercised by the Company, would extend the final maturity to March 2023. The $3.0 Billion Credit Facility also includes an accordion feature providing for an aggregate increase in the revolving and term components to $4.0 billion, subject to certain conditions. The $1.7 Billion Revolving Credit Facility, and the 2023 and 2025 Term Loans, are prepayable at our option.

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

In August 2018, the Company financed the acquisition of Zenium with proceeds from its $300.0 million delayed draw term loan included in the 2023 Term Loan and $174.5 million of borrowings under the $1.7 Billion Revolving Credit Facility. In connection with the acquisition, the Company assumed a six-year, €100.0 million construction facility, which was paid off in December 2018.

We pay commitment fees for the unused amount of borrowings on the $1.7 Billion Revolving Credit Facility and fees on any outstanding letters of credit. The commitment fees are equal to 0.25% per annum of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The commitment fees decrease to 0.15% per annum upon 50% or greater utilization. We also paid commitment fees on the $1.1 Billion Revolving Credit Facility through its retirement in March 2018. Commitment fees were $3.8 million, $1.9 million and $1.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, additional borrowing capacity under the $1.7 Billion Revolving Credit Facility was approximately $1,549.0 million. As of December 31, 2018, we had $8.0 million of outstanding letters of credit issued under our credit facilities.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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
Our debt agreements contain customary provisions with respect to events of default, affirmative and negative covenants and borrowing conditions. The most restrictive covenants are generally included in the $3.0 Billion Credit Agreement. The $3.0 Billion Credit Agreement requires us to maintain certain financial covenants including the following, in each case on a consolidated basis, a minimum fixed charge ratio, maximum total and secured leverage ratios, a minimum tangible net worth requirement, a maximum secured recourse indebtedness ratio, a minimum unencumbered debt yield ratio and a maximum ratio of unsecured indebtedness to unencumbered asset value. In order to continue to have access to amounts available under the $3.0 Billion Credit Agreement, the Company must remain in compliance with all of that agreement's covenants. As of December 31, 2018, we believe we are in compliance with all provisions of our debt agreements.
As of December 31, 2018, all of our outstanding debt matures between 2023 and 2027.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

The following table summarizes aggregate maturities of the $3.0 Billion Credit Facility and 2024 Notes and 2027 Notes for the five years subsequent to December 31, 2018, and thereafter:

IN MILLIONS	$3.0 Billion Credit Facility	2024 Notes and 2027 Notes	Total
2019	$—	$—	$—
2020	—	—	—
2021	—	—	—
2022	—	—	—
2023	1,143.0	—	1,143.0
Thereafter	300.0	1,200.0	1,500.0
Total debt	$1,443.0	$1,200.0	$2,643.0

13. Capital Lease Obligations and Lease Financing Arrangements

As of December 31, 2018 and 2017, capital lease obligations and lease financing arrangements are as follows (in millions):

	December 31, 2018	December 31, 2017
Capital lease obligations	$33.4	$10.1
Lease financing arrangements	123.3	131.9
Total	$156.7	$142.0
Capital lease obligations—We use leasing as a source of financing for certain data center facilities and related equipment. We currently operate five data center facilities subject to capital leases. The remaining terms of our capital leases range from 2021 to 2041. We have options to extend the initial lease term on all but one of these leases.
Lease financing arrangements—Lease financing arrangements represent leases of real estate in which we are the accounting owner and were involved in the construction of structural improvements to develop or improve buildings into data centers. The remaining terms of our lease financing arrangements range from 2020 to 2035.

The following table summarizes aggregate minimum principal payments of the capital lease obligations for the five years subsequent to December 31, 2018, and thereafter (in millions):

Capital Leases
2019	$2.7
2020	2.8
2021	2.9
2022	2.0
2023	1.0
Thereafter	22.0
Total	$33.4

Interest expense on capital lease obligations and lease financing arrangements was $9.0 million, $9.0 million and $10.6 million for the years ended December 31, 2018, 2017 and 2016 respectively.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

The following table summarizes aggregate maturities of total future value and present value of the minimum payments associated with our lease financing arrangements for the five years subsequent to December 31, 2018, and thereafter:

IN MILLIONS	Future Value of Payments	Interest	Present Value of Payments
2019	$15.0	$7.3	$7.7
2020	27.6	6.6	21.0
2021	11.4	5.7	5.7
2022	11.6	5.4	6.2
2023	10.0	4.1	5.9
Thereafter	89.1	12.3	76.8
Total lease financing arrangements	$164.7	$41.4	$123.3
The payment of interest on capital leases over the next five years and thereafter will be $1.7 million, $1.5 million, $1.3 million, $1.1 million, $0.9 million and $9.3 million, respectively.

14. Fair Value of Financial Instruments

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the asset or liability.
The fair value of cash and cash equivalents, rent and other receivables, construction costs payable, dividends payable and accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these financial instruments. The carrying value, exclusive of deferred financing costs, for the revolving credit facilities and the floating rate term loans approximate estimated fair value as of December 31, 2018 and 2017, due to the floating rate nature of the interest rates and the stability of our credit ratings.
The carrying value and fair value of other financial instruments are as follows (in millions):

IN MILLIONS
For the year ended December 31,	2018		2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Notes	$705.5	$684.1	$706.8	$728.0
2027 Notes	509.1	488.0	510.5	527.5
GDS Equity investment	185.5	185.5	175.6	175.6
The fair values of our 2024 Notes and 2027 Notes as of December 31, 2018 were based on the quoted market prices for these notes, which is considered Level 1 of the fair value hierarchy. The fair value of the equity investment in 2018 was based on the quoted market price for the stock which is considered Level 1 of the fair value hierarchy.

For the year ended December 31, 2017, we recognized impairment losses of $58.0 million included in Impairment losses in our Consolidated Statement of Operations. We utilize estimates of the fair value of assets to determine impairment losses. These estimates include Level 3 inputs including market rents, expected occupancy and estimates of additional capital expenditures, and cashflows from each investment.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

15. Dividends
We have declared cash dividends on common shares and distributions on operating partnership units for the years ended December 31, 2018 and 2017 as presented in the table below:

Record date	Payment date	Cash dividend per share or operating partnership unit
March 31, 2017	April 14, 2017	$0.42
June 30, 2017	July 14, 2017	$0.42
September 29, 2017	October 13, 2017	$0.42
December 29, 2017	January 12, 2018	$0.42
March 29, 2018	April 13, 2018	$0.46
June 29, 2018	July 13, 2018	$0.46
September 28, 2018	October 12, 2018	$0.46
January 2, 2019	January 11, 2019	$0.46

As of December 31, 2018 and 2017 we had a dividend payable of $51.0 million and $41.8 million, respectively. On February 20, 2019, we announced a regular cash dividend of $0.46 per common share payable to shareholders of record as of the close of business on March 29, 2019. The dividend will be paid on April 12, 2019.
16. Customer Leases
Customer lease arrangements customarily contain provisions that allow for renewal or continuation on a month-to-month arrangement, and certain leases contain early termination rights. At lease inception, early termination is generally not deemed probable due to the significant economic penalty incurred by the lessee to exercise its termination right and to relocate their equipment.
The future minimum lease payments to be received under non-cancellable operating leases, excluding month-to-month arrangements and metered power reimbursements, for the next five years are shown below:

IN MILLIONS
2019	$647.6
2020	553.7
2021	453.0
2022	365.5
2023	284.4
Thereafter	835.9
17. Employee Benefit Plans
Currently, our employees participate in health care plans sponsored by CyrusOne, which provide medical, dental, vision and prescription benefits. We incurred $3.3 million, $2.7 million and $4.4 million of expenses related to these plans for the years ended December 31, 2018, 2017 and 2016, respectively.
CyrusOne offers a defined contribution 401(k) retirement savings plan to its employees. CyrusOne's matching contribution to its retirement savings plan was $1.8 million, $1.5 million and $1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

18. Income (Loss) per Share

Basic income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. In addition, net income (loss) applicable to participating securities and the participating securities are both excluded from the computation of basic income (loss) per share.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Diluted income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period, including restricted stock outstanding. If there is net income during the period, the dilutive impact of common stock equivalents outstanding would also be reflected.
On September 28, 2018, CyrusOne Inc. completed a public offering of 6.7 million shares of its common stock for $397.3 million, net of underwriting discounts and expenses of approximately $18.1 million. In connection with this offering, on September 25, 2018, CyrusOne Inc. entered into a forward sale agreement with Morgan Stanley & Co. LLC with respect to an additional 2.5 million shares of its common stock. On December 28, 2018, the Company effected a full physical settlement of the previously announced forward sale agreement entered into with Morgan Stanley & Co. LLC. Upon settlement, the Company issued all such shares to Morgan Stanley & Co. LLC in its capacity as forward purchaser, in exchange for net proceeds of approximately $148.2 million, in accordance with the provisions of the forward sales agreement. This agreement and the settlement thereof had no effect on our diluted share count at December 31, 2018.
On August 15, 2016, CyrusOne Inc. completed a public offering of 3.4 million shares of its common stock for $164.8 million, net of underwriting discounts of approximately $6.9 million. In connection with this offering, on August 10, 2016, CyrusOne Inc. entered into (a) a forward sale agreement with Goldman, Sachs & Co. with respect to 3.4 million shares of its common stock, and (b) an additional forward sale agreement with Goldman, Sachs & Co. with respect to approximately 1.0 million shares of its common stock in connection with the underwriters' exercise of their option to purchase these shares. These agreements and the settlement thereof had no effect on our diluted share count at December 31, 2016.
The following table reflects the computation of basic and diluted net (loss) income per share:

IN MILLIONS, except per share amounts	Year Ended		Year Ended		Year Ended
For December 31,	2018		2017		2016
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$1.2	$1.2	$(83.5)	$(83.5)	$19.9	$19.9
Less: Restricted stock dividends	(1.1)	(1.1)	(0.9)	(0.9)	(0.7)	(0.7)
Net income (loss) available to stockholders	$0.1	$0.1	$(84.4)	$(84.4)	$19.2	$19.2
Denominator:
Weighted average common outstanding-basic	99.8	99.8	88.9	88.9	78.3	78.3
Performance-based restricted stock and units(1)		0.6		—		0.7
Weighted average shares outstanding-diluted		100.4		88.9		79.0
EPS:
Net income (loss) per share-basic	$—		$(0.95)		$0.24
Effect of dilutive shares:
Net income (loss) per share-diluted		$—		$(0.95)		$0.24
(1) We have excluded 0.4 million weighted average shares of restricted stock, and 0.1 million of weighted average stock options which are securities convertible into common stock from our diluted earnings per share as of December 31, 2017. These amounts were deemed anti-dilutive.

19. Stockholders' Equity

Capitalization

During the year ended December 31, 2018 and 2017, we sold 12.2 million and 12.8 million shares of common stock, respectively, at an average price of $59.28 and $56.10, respectively. At December 31, 2018, the Company had approximately 108.3 million shares of common stock outstanding.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Stock Plans

Stock-based compensation expense was as follows:

For the periods ended December 31,	2018	2017	2016
Founders	$—	$—	$0.3
2013 Grants	—	—	0.1
2014 Grants	—	0.1	1.2
2015 Grants	0.4	1.8	3.5
2016 Grants	5.7	6.6	7.2
2017 Grants	4.6	6.2	—
2018 Grants	6.8	—	—
Total	$17.5	$14.7	$12.3

The board of directors of CyrusOne Inc. adopted the 2012 Long-Term Incentive Plan ("LTIP"), prior to the IPO, which was amended and restated on May 2, 2016. The LTIP is administered by the compensation committee of the board of directors. Awards issuable under the LTIP include common stock, restricted stock, restricted stock units, stock options and other incentive awards. CyrusOne Inc. has reserved a total of 8.9 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. The related stock compensation expense incurred by CyrusOne Inc. is allocated to the operating partnership. Shares available under the LTIP at December 31, 2018, were approximately 5.1 million. Shares vest according to each agreement and as long as the employee remains employed with the Company. The Company has granted awards with time-based vesting, performance-based vesting and market-based vesting features. The performance-based vesting metrics granted have varied and are described in each of the grant years below.

The market-based metric is total stockholder return (TSR) compared to the MSCI US REIT Index (REIT Index) as defined in the award agreements. The market-based restricted stock/units vest annually based upon the achievement of certain criteria for each of the three-year measurement periods. In each of the first two years vesting is limited to 100% of the target. If at the end of the third year total performance over the three-year period exceeds the REIT Index by 2% or more, up to 200% of these awards may vest. The market-based awards will vest based on the below scales. The scales are linear between each point and awards are interpolated between the points.

- If CyrusOne's TSR is less than the return of the REIT Index equals 0%
- If CyrusOne's TSR is equal to or greater than the return of the REIT Index equals 100%; up to 200% if CyrusOne's TSR exceeds the return of the REIT Index by 2%
- If CyrusOne's TSR exceeds the return of the REIT Index, but is negative, any calculated vesting amount will be reduced by 50%

The Company uses the Black-Scholes option-pricing model for time and performance-based options and a Monte Carlo simulation for market-based awards. The fair values of these awards use assumptions such as volatility, risk-free interest rate, and expected term of the awards.

The holders of restricted stock have all the rights and privileges of shareholders including the right to vote. The holders of restricted stock units do not have all of the rights and privileges of shareholders and do not have the right to vote. These rights will be acquired upon the settlement of the restricted stock units and the issuance of shares. The time-based restricted stock units have the right to receive dividends that are payable within ten days following the date the dividends are payable to shareholders. Market-based restricted stock units accrue dividends which are paid upon the vesting and settlement of the units.

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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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
2013 Grants
On April 17, 2013, the Company issued performance and market-based awards in the form of stock options and restricted stock. For these awards, vesting was tied 50% to the achievement of a non-GAAP financial measure related to the Company's performance (cumulative EBITDA targets, as defined in the agreement) using the scale, described below under 2014 Grants, over the 2013-2015 performance period, and 50% to a market-based performance measure. The portion of the awards tied to cumulative EBITDA vested annually over a three-year period based on the Company attaining predetermined cumulative EBITDA targets. The stock option awards have a contractual life of 10 years from the award date and were granted with an exercise price equal to $23.58. Total awards granted in 2013 had a grant date fair value of $25.4 million. As of December 31, 2018, there was no unearned compensation related to the awards granted in 2013 as all such awards are fully vested.
2014 Grants
On February 7, 2014, the Company issued performance and market-based awards under the LTIP in the form of restricted stock. For these awards, vesting was tied 50% to the achievement of a non-GAAP financial measure related to the Company's performance (cumulative Adjusted EBITDA targets, as defined in the agreement) over the 2014-2016 performance period, and 50% to a market-based performance measure. The portion of the awards tied to cumulative Adjusted EBITDA vested annually over a three-year period based on the Company attaining predetermined cumulative Adjusted EBITDA targets and as long as the employee remained employed with the Company.
The cumulative EBITDA targets are based on the below scales. The scales are linear between each point and awards are interpolated between the points.

- Below 90% of performance target equals 0%
- At 90% of performance target equals 50%
- At 100% of performance target equals 100%
- At or above 115% of performance target equals up to 200%
In addition, during the year ended December 31, 2014, the Company also granted from time-to-time a total of 46,313 additional time-based restricted shares which had an aggregate value of $1.0 million on the grant date. These shares cliff vested either one year after the grant date or three years after the grant date.
Total awards granted in 2014 had a grant date fair value of $12.9 million. As of December 31, 2018, there was no unearned compensation related to the awards granted in 2014 as all such awards are fully vested.
2015 Grants
On February 10, 2015, the Company issued awards under the LTIP in the form of options and restricted stock. The stock options are time-based and vest annually on a pro-rata basis over three years. Twenty percent of the restricted stock awards are subject to time-based vesting and eighty percent of the restricted stock awards are equally split between performance-based and market-based vesting. The performance-based metric is return on assets, which is a non-GAAP financial measure that is defined in the award agreement. The time-based restricted stock will vest pro-rata annually over three years. The performance and market-based restricted stock will vest annually based upon the achievement of certain criteria for each year of the three-year measurement periods. The first two years are capped at 100% of the target with a cumulative true-up to a maximum of 200% possible in year three.
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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Total awards granted in 2015 had a grant date fair value of $13.8 million. As of December 31, 2018, there was no unearned compensation related to the awards granted in 2015 as all such awards are fully vested.
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
The performance-based metric is return on assets, which is a non-GAAP financial measure and is defined in the award agreement. The time-based restricted stock awards generally vest pro-rata annually over a three-year period. The performance and market-based restricted stock awards vest annually based upon the achievement of certain criteria for each of the three-year measurement periods. The first two years are capped at 100% of the target with a cumulative true-up to a maximum of 200% possible in year three. Certain employees were also awarded time-based restricted stock that cliff vest at the end of three years. The stock options are time-based and vest annually on a pro-rata basis over three years.
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
Total awards granted in 2016 had a grant date fair value of $22.6 million. As of December 31, 2018, unearned compensation representing the unvested portion of the awards granted in 2016 totaled $1.0 million, with a weighted average vesting period of 0.1 years.
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

Total awards granted in 2017 had a grant date fair value of $15.9 million. As of December 31, 2018, unearned compensation representing the unvested portion of the awards granted in 2017 totaled $4.3 million, with a weighted average vesting period of 0.9 years.
2018 Grants

On February 26, 2018, the Company issued time and market-based awards under the LTIP in the form of restricted stock units and restricted stock. The Company granted 161,797 time-based restricted stock units that generally vest annually on a pro-rata basis over a three-year period and 17,052 shares of time-based restricted stock that generally vest over a one-year period with a grant date fair value of $51.31, and 160,266 market-based restricted stock units, at target, with a grant date fair value of $52.53.

In addition, during the year ended December 31, 2018 the Company granted from time to time a total of 40,249 time-based restricted stock units that vest annually on a pro rata basis over a three-year period.

Total awards granted in 2018 had a grant date fair value of $20.2 million. As of December 31, 2018, unearned compensation representing the unvested portion of the awards granted in 2018 totaled $12.5 million, with a weighted average vesting period of 1.7 years.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Restricted Stock Units, Restricted Stock and Stock Option Activity
The following tables summarize the unvested restricted stock units, restricted stock and stock options activity and the weighted average fair value of these shares at the date of grant for the year ended December 31, 2018:
Restricted Stock Units ("RSU")

For the year ended December 31,	2018
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1	265,002	$56.08
Granted	362,312	53.23
Vested	(88,425)	44.52
Forfeited	(27,480)	52.97
Non-vested at December 31	511,409	$56.23
There were no non-vested restricted stock units at December 31, 2016.
Restricted Stock ("RS")

For the year ended December 31,	2018
	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at January 1	715,098	$32.21
Granted	17,052	51.31
Vested	(253,015)	28.25
Forfeited	(59,779)	29.69
Non-vested at December 31	419,356	$35.73
The non-vested restricted stock at December 31, 2016 were 1,274,713.
Stock Options

For the year ended December 31,	2018
	Options	Weighted Average Exercise Price
Outstanding at January 1	415,459	$31.67
Granted	—	—
Exercised	(14,236)	23.58
Forfeited or expired	—	—
Outstanding at December 31	401,223	31.96
Exercisable at December 31	339,588	31.04
Vested and expected to vest	401,223	$31.96
The outstanding options at December 31, 2016 were 434,268.
The aggregate intrinsic value of options outstanding and options exercisable is based on the Company's closing stock price on the last trading day of the fiscal year for in-the-money options. The aggregate intrinsic value represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices. The total intrinsic value of options exercised during 2018 was $0.6 million, 2017 was $0.5 million and 2016 was $1.3 million.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

The aggregate intrinsic value of options outstanding at December 31, 2018 was $8.7 million. The aggregate intrinsic value of options exercisable at December 31, 2018 was $7.7 million.
Stock Option Assumptions
The following table summarizes the stock option assumptions for the years ended December 31, 2018, 2017 and 2016:

	Options Outstanding		Options Exercisable		Assumption Range
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Terms (Years)	Number of Shares	Weighted Average Remaining Contractual Terms (Years)	Risk-Free Interest Rate	Expected Annual Dividend Yield	Expected Terms in Years	Expected Volatility
2016
$23.58	67,601	6.3	67,601	6.3	0.92%	3.4%	6.0	35%
$28.42	143,358	8.1	47,786	8.1	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%
$30.74	12,719	8.6	4,240	8.6	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%
$36.99	210,590	9.1	18,530	9.1	1.47% - 1.64%	4.1%	5.5-6.5	27.5% - 35.0%
2017
$23.58	67,322	5.3	67,322	5.3	0.92%	3.4%	6.0	35%
$28.42	143,358	7.1	95,572	7.1	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%
$30.74	12,719	7.6	8,479	7.6	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%
$36.99	192,060	8.1	64,022	8.1	1.47% - 1.64%	4.1%	5.5-6.5	27.5% - 35.0%
2018
$23.58	53,086	4.3	53,086	4.3	0.92%	3.4%	6.0	35%
$28.42	143,358	6.1	143,358	6.1	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%
$30.74	12,719	6.6	12,719	6.6	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%
$36.99	192,060	6.8	130,425	6.7	1.47% - 1.64%	4.1%	5.5-6.5	27.5% - 35.0%

20. Related Party Transactions

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

For the year ended December 31, 2018, the Company incurred $0.9 million of commission and referral charges and accrued expenses payable to GDS. The commission and referral charges were capitalized as deferred leasing costs and will be amortized over the terms of the respective customer leases. No significant referral expense was recognized by the Company in 2018 or 2017. We have not recognized any referral revenue related to the agreement with GDS in 2018 or 2017. See Note 9, "Equity Investments", for additional information related to our GDS investment.

The Company has a 10% equity interest in ODATA, a Brazilian headquartered company that specializes in providing colocation services to wholesale customers, such as hyperscale cloud providers, financial services and telecommunications companies, and also to enterprises across multiple industries. In connection with these investments, CyrusOne and ODATA entered a commercial agreement covering leasing activity with CyrusOne customers in the ODATA portfolio. Also as a part of the agreement, the Company's Chief Technology Officer joined the ODATA board of directors in October 2018.

21. Income Taxes
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
The REIT and certain of its subsidiaries are subject to state and local income taxes, franchise taxes, and gross receipts taxes. We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries (TRSs). Our TRSs are subject to U.S. federal, state and local corporate income taxes. Our foreign subsidiaries are subject to corporate income taxes in the jurisdictions in which they operate.
Income tax expense (benefit) for the years ended December 31, 2018 and 2017 as reported in the accompanying Consolidated Statement of Operations was comprised of the following:

	Year Ended December 31,
IN MILLIONS	2018	2017	2016
Current
Federal	$1.0	$1.2	$0.6
State	2.0	1.8	1.2
Total current expense	3.0	3.0	1.8

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(2.4)	—	—
Total deferred (benefit) expense	(2.4)	—	—
Total income tax expense	0.6	3.0	1.8

An income tax expense reconciliation between the U.S. statutory tax rate and the effective tax rate is as follows:

	Year Ended December 31,
IN MILLIONS	2018	2017	2016

Income tax at U.S. federal statutory income tax rate	$0.4	$(28.2)	$7.6
State and local taxes, net of federal income tax benefit	2.0	1.8	1.2
Impact of REIT status	(2.1)	28.6	(7.2)
Permanent differences	(0.1)	—
Foreign tax rate differential	0.2	—
Other	0.1	—	—
Valuation allowance	0.1	0.8	0.2
Income tax (benefit) expense	$0.6	$3.0	$1.8

The effective tax rate on income from continuing operations differs from tax at the statutory rate primarily due to our status as a REIT and taxation of our foreign subsidiaries.
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

The components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
IN MILLIONS	2018	2017
Deferred tax assets
Net operating loss carryforwards	$15.1	$7.2
Accounts receivable/payable and other	7.4	—
Capital leases	1.8	—
Total gross deferred tax assets	$24.3	$7.2
Valuation allowance	(6.9)	(7.2)
Total gross deferred tax assets, net	$17.4	$—

Deferred tax liabilities
Fixed assets	(73.5)	—
Intangibles	$(12.8)	—
Total gross deferred tax liabilities	$(86.3)	—
Total net deferred tax assets/(liabilities)	$(68.9)	—

On August 24, 2018, the Company completed the acquisition of Zenium. The Company recorded a deferred tax liability of $72.7 million in connection with the acquisition, which primarily related to differences between the carrying amounts of the assets and liabilities acquired and their tax bases in the jurisdictions in which they operate.
As of December 31, 2018, the Company’s deferred tax assets were primarily attributable to U.S. state and local and foreign NOL carryforwards. A valuation allowance will be recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. The Company has recorded a valuation allowance of $6.9 million as of December 31, 2018.
The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and certain foreign jurisdictions. With few exceptions, the Company is no longer subject to examination of its U.S. federal, state and local tax returns for years prior to 2015.
As of December 31, 2018, the Company as no liability for unrecognized tax benefits. If applicable, the Company will recognize interest and penalties related to unrecognized tax benefits as a component of tax expense.
22. Commitments and Contingencies
Operating Leases
We lease certain data center facilities and equipment from third parties. Operating lease expense was $6.6 million, $8.2 million and $7.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Certain of these leases provide for renewal options with fixed rent escalations beyond the initial lease term.
At December 31, 2018, future minimum lease payments required under operating leases having initial or remaining non-cancellable lease terms in excess of one year are as follows:

IN MILLIONS	Total
2019	$5.0
2020	4.9
2021	3.7
2022	3.7
2023	3.5
Thereafter	43.4
Total	$64.2

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Capital Leases
We use capital leases as a source of financing. See Note 13, Capital Lease Obligations and Lease Financing Arrangements, for future minimum principal payments.
Standby Letters of Credit
As of December 31, 2018, CyrusOne Inc. had outstanding letters of credit of $8.0 million as security for obligations under the terms of our lessee agreements.
Performance Guarantees
Customer contracts generally require specified levels of performance related to uninterrupted service and cooling temperatures. If these performance standards are not met, we could be obligated to issue billing credits to the customer. Management assesses the probability that a performance standard will not be achieved. As of December 31, 2018 and 2017, no accruals for performance guarantees were required.
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
Purchase Commitments
We have entered into non-cancellable contracted commitments for construction of data center facilities and acquisition of equipment. As of December 31, 2018, these commitments were approximately $281.9 million and are expected to be incurred over the next one to two years. In addition, we have entered into equipment and utility power contracts, which require minimum purchase commitments for power. These agreements range from one to two years and provide for payments for early termination or require minimum payments for the remaining term. As of December 31, 2018, the minimum commitments for these arrangements were approximately $45.4 million.
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

23. Guarantors

The 2024 Notes and 2027 Notes issued by CyrusOne LP (the “LP Co-Issuer”) and CyrusOne Finance Corp. (the “Finance Co-Issuer” and, together with the LP Co-Issuer, the “Co-Issuers”) are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis. The guarantors include CyrusOne Inc. (the “Parent Guarantor”), the General Partner and certain domestic wholly-owned subsidiaries of the Operating Partnership (together with the General Partner, the “Guarantor Subsidiaries”; the Guarantor Subsidiaries together with the Parent Guarantor, the “Guarantors”). As of December 31, 2018 and 2017, non-guarantors are all of our foreign subsidiaries and certain domestic subsidiaries (collectively, the “Non-Guarantors”). The foreign subsidiaries we acquired upon our acquisition of Zenium are classified as Non-Guarantors.

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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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

The Parent Guarantor is a REIT whose only material asset is its ownership of operating partnership units of the LP Co-Issuer. The LP Co-Issuer and its subsidiaries hold substantially all the assets of the Company. The LP Co-Issuer conducts the operations of the business, along with its subsidiaries. The Finance Co-Issuer does not have any operations or revenues. The Guarantor Subsidiaries include substantially all of our domestic operations and include approximately 85% of our gross operating real estate. The Non-Guarantors include substantially all of our foreign operations, primarily in the United Kingdom, Germany and Singapore. The Non-Guarantors' assets also include the ownership of our equity investment in GDS of $185.5 million and $175.6 million as of December 31, 2018, and 2017, respectively.
The following schedules present the consolidating balance sheets as of December 31, 2018 and 2017, and the consolidating statements of operations, comprehensive income (loss) and cash flows for the years ended December 31, 2018, 2017 and 2016 for the Parent Guarantor, General Partner, each Co-issuer, Guarantor Subsidiaries, and Non-Guarantors. Eliminations and consolidation adjustments primarily relate to the elimination of investments in subsidiaries and equity earnings (loss) related to investments in subsidiaries (in millions).

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Consolidating Balance Sheets

IN MILLIONS	As of December 31, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Total investment in real estate, net	—	—	—	—	3,611.2	644.9	36.9	4,293.0
Cash and cash equivalents	—	—	—	—	27.2	37.2	—	64.4
Investment in subsidiaries	2,216.9	22.2	3,122.5	—	—	—	(5,361.6)	—
Rent and other receivables, net	—	—	—	—	93.3	12.9	—	106.2
Intercompany receivable	23.2	—	1,761.5	—	6.8	—	(1,791.5)	—
Equity investment	—	—	—	—	—	198.1	—	198.1
Goodwill	—	—	—	—	455.1	—	—	455.1
Intangible assets, net	—	—	—	—	178.1	57.6	—	235.7
Other assets	—	—	0.5	—	219.8	19.7	—	240.0
Total assets	$2,240.1	$22.2	$4,884.5	$—	$4,591.5	$970.4	$(7,116.2)	$5,592.5
Debt, net	$—	$—	$2,624.7	—	$—	$—	$—	$2,624.7
Intercompany payable	—	—	23.2	—	1,761.5	6.8	(1,791.5)	—
Capital lease obligations and lease financing arrangements	—	—	—	—	104.0	52.7	—	156.7
Accounts payable and accrued expenses	—	—	19.7	—	95.9	5.7	—	121.3
Construction costs payable	—	—	—	—	175.6	19.7	—	195.3
Dividends payable	51.0	—	—	—	—	—	—	51.0
Deferred revenue and prepaid rents	—	—	—	—	144.9	3.7	—	148.6
Deferred tax liability	—	—	—	—	—	68.9	—	68.9
Total liabilities	51.0	—	2,667.6	—	2,281.9	157.5	(1,791.5)	3,366.5
Total stockholders' equity	2,189.1	22.2	2,216.9	—	2,309.6	812.9	(5,324.7)	2,226.0
Total liabilities and equity	$2,240.1	$22.2	$4,884.5	$—	$4,591.5	$970.4	$(7,116.2)	$5,592.5

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

IN MILLIONS	As of December 31, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Total investment in real estate, net	—	—	—	—	3,014.9	25.8	17.7	3,058.4
Cash and cash equivalents	—	—	—	—	151.2	0.7	—	151.9
Investment in subsidiaries	1,718.0	17.2	2,190.2	—	—	—	(3,925.4)	—
Rent and other receivables, net	—	—	—	—	84.6	2.6	—	87.2
Intercompany receivable	20.0	—	1,656.4	—	—	—	(1,676.4)	—
Equity investment	—	—	—	—	—	175.6	—	175.6
Goodwill	—	—	—	—	455.1	—	—	455.1
Intangible assets, net	—	—	—	—	203.0	—	—	203.0
Other assets	—	—	0.5	—	177.7	2.7	—	180.9
Total assets	$1,738.0	$17.2	$3,847.1	$—	$4,086.5	$207.4	$(5,584.1)	$4,312.1
Debt, net	$—	$—	$2,089.4	—	$—	$—	$—	$2,089.4
Intercompany payable	—	—	20.0	—	1,656.4	—	(1,676.4)	—
Capital lease obligations and lease financing arrangements	—	—	—	—	110.0	32.0	—	142.0
Accounts payable and accrued expenses	—	—	19.7	—	77.3	0.9	—	97.9
Construction costs payable	—	—	—	—	115.5	—	—	115.5
Dividends payable	41.8	—	—	—	—	—	—	41.8
Deferred revenue and prepaid rents	—	—	—	—	110.8	0.8	—	111.6
Total liabilities	41.8	—	2,129.1	—	2,070.0	33.7	(1,676.4)	2,598.2
Total stockholders' equity	1,696.2	17.2	1,718.0	—	2,016.5	173.7	(3,907.7)	1,713.9
Total liabilities and equity	$1,738.0	$17.2	$3,847.1	$—	$4,086.5	$207.4	$(5,584.1)	$4,312.1

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Consolidating Statements of Operations and Comprehensive Income (Loss)

IN MILLIONS	Year Ended December 31, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	—	—	—	—	799.7	21.7	—	821.4
Total operating expenses	—	—	—	—	700.2	31.5	—	731.7
Operating income	—	—	—	—	99.5	(9.8)	—	89.7
Interest expense	—	—	(110.6)	—	—	(3.3)	19.2	(94.7)
Unrealized gain on marketable equity investment	—	—	—	—	—	9.9	—	9.9
Loss on early extinguishment of debt	—	—	(3.1)	—	—	—	—	(3.1)
(Loss) income before income taxes	—	—	(113.7)	—	99.5	(3.2)	19.2	1.8
Income tax (expense) benefit	—	—	—	—	(3.0)	2.4	—	(0.6)
Equity (loss) earnings related to investment in subsidiaries	(28.9)	(0.3)	84.8	—	—	—	(55.6)	—
Net (loss) income	(28.9)	(0.3)	(28.9)	—	96.5	(0.8)	(36.4)	1.2
Other comprehensive loss	—	—	—	—	—	(10.9)	—	(10.9)
Comprehensive (loss) income	$(28.9)	$(0.3)	$(28.9)	$—	$96.5	$(11.7)	$(36.4)	$(9.7)

IN MILLIONS	Year Ended December 31, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	—	—	—	—	666.4	5.6	—	672.0
Total operating expenses	—	—	—	—	640.4	7.5	—	647.9
Operating income (loss)	—	—	—	—	26.0	(1.9)	—	24.1
Interest expense	—	—	(76.2)	—	—	(2.6)	10.7	(68.1)
Loss on early extinguishment of debt	—	—	(36.5)	—	—	—	—	(36.5)
(Loss) income before income taxes	—	—	(112.7)	—	26.0	(4.5)	10.7	(80.5)
Income tax expense	—	—	—	—	(3.0)	—	—	(3.0)
Equity (loss) earnings related to investment in subsidiaries	(18.7)	(0.2)	94.0	—	(4.6)	—	(70.5)	—
Net (loss) income	(18.7)	(0.2)	(18.7)	—	18.4	(4.5)	(59.8)	(83.5)
Other comprehensive income	—	—	—	—	—	75.5	—	75.5
Comprehensive (loss) income	$(18.7)	$(0.2)	$(18.7)	$—	$18.4	$71.0	$(59.8)	$(8.0)

IN MILLIONS	Year Ended December 31, 2016
	Parent Guarantor(1)	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	—	—	—	—	523.7	5.4	—	529.1
Total operating expenses	—	—	—	—	457.5	1.1	—	458.6
Operating income	—	—	—	—	66.2	4.3	—	70.5
Interest expense	—	—	(49.1)	—	—	(2.8)	3.1	(48.8)
(Loss) income before income taxes	—	—	(49.1)	—	66.2	1.5	3.1	21.7
Income tax expense	—	—	—	—	(1.8)	—	—	(1.8)
Equity earnings (loss) related to investment in subsidiaries	15.9	0.2	65.0	—	0.6	—	(81.7)	—
Net income (loss)	15.9	0.2	15.9	—	65.0	1.5	(78.6)	19.9
Other comprehensive loss	—	—	—	—	—	(0.9)	—	(0.9)
Comprehensive income (loss)	$15.9	$0.2	$15.9	$—	$65.0	$0.6	$(78.6)	$19.0

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Consolidating Statements of Cash Flows

IN MILLIONS	Year Ended December 31, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Net cash (used in) provided by operating activities	—	—	(103.6)	—	421.6	(27.9)	19.2	$309.3
Cash flows from investing activities:
Asset acquisitions, primarily real estate, net of cash acquired	—	—	—	—	—	(462.8)	—	(462.8)
Investment in real estate	—	—	—	—	(814.6)	(31.9)	(19.2)	(865.7)
Equity investment	—	—	—	—	—	(12.6)	—	(12.6)
Investment in subsidiaries	(700.0)	(7.0)	(829.5)	—	—	—	1,536.5	—
Return of investment	181.1	—	—	—	—	—	(181.1)	—
Intercompany borrowings	5.6	—	(105.1)	—	(6.8)	—	106.3	—
Net cash (used in) provided by investing activities	(513.3)	(7.0)	(934.6)	—	(821.4)	(507.3)	1,442.5	(1,341.1)
Cash flows from financing activities:
Issuance of common stock, net	699.6	—	—	—	—	—	—	699.6
Stock issuance costs	—	—	—	—	—	—	—	—
Dividends paid	(181.1)	—	(181.1)	—	—	—	181.1	(181.1)
Intercompany borrowings	—	—	(5.6)	—	105.1	6.8	(106.3)	—
Proceeds from debt, net	—	—	1,958.4	—	—	29.9	—	1,988.3
Payments on debt	—	—	(1,432.7)	—	—	(114.7)	—	(1,547.4)
Payments on capital lease obligations and lease financing arrangements	—	—	—	—	(7.9)	(1.6)	—	(9.5)
Interest paid by lenders on issuance of the senior notes	—	—	—	—	—	—	—	—
Tax payment upon exercise of equity awards	(5.2)	—	—	—	—	—	—	(5.2)
Contributions/distributions from parent	—	7.0	700.0	—	178.6	650.9	(1,536.5)	—
Net cash provided by (used in) financing activities	513.3	7.0	1,039.0	—	275.8	571.3	(1,461.7)	944.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(0.8)	—	—	0.4	—	(0.4)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	—	—	—	(124.0)	36.5	—	(87.5)
Cash, cash equivalents and restricted cash at beginning of period	—	—	—	—	151.2	0.7	—	151.9
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—	$—	$27.2	$37.2	$—	$64.4

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

IN MILLIONS	Year Ended December 31, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Net cash (used in) provided by operating activities	$—	$—	$(60.3)	$—	$339.7	$(0.6)	$10.7	$289.5
Cash flows from investing activities:
Asset acquisitions, primarily real estate, net of cash acquired	—	—	—	—	(492.3)	—	—	(492.3)
Investment in real estate	—	—	—	—	(903.8)	—	(10.7)	(914.5)
Equity investment	—	—	—	—	—	(100.0)	—	(100.0)
Investment in subsidiaries	(705.3)	(7.1)	(705.3)	—	(0.7)	—	1,418.4	—
Return of investment	145.7	—	—	—	—	—	(145.7)	—
Intercompany borrowings	6.5	—	(598.8)	—	—	0.5	591.8	—
Net cash (used in) provided by investing activities	(553.1)	(7.1)	(1,304.1)	—	(1,396.8)	(99.5)	1,853.8	(1,506.8)
Cash flows from financing activities:
Issuance of common stock, net	705.7	—	—	—	—	—	—	705.7
Dividends paid	(145.7)	—	(145.7)	—	—	—	145.7	(145.7)
Intercompany borrowings	—	—	(6.5)	—	598.2	—	(591.7)	—
Proceeds from debt, net	—	—	2,558.4	—	—	—	—	2,558.4
Payments on debt	—	—	(1,749.8)	—	—	—	—	(1,749.8)
Payments on capital lease obligations and lease financing arrangements	—	—	—	—	(8.6)	(1.2)	—	(9.8)
Interest paid by lenders on issuance of the senior notes	—	—	2.7	—	—	—	—	2.7
Tax payment upon exercise of equity awards	(6.9)	—	—	—	—	—	—	(6.9)
Contributions/distributions from parent	—	7.1	705.3	—	605.3	100.8	(1,418.5)	—
Net cash provided by (used in) financing activities	553.1	7.1	1,364.4	—	1,194.9	99.6	(1,864.5)	1,354.6
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—	—	—	137.8	(0.5)	—	137.3
Cash, cash equivalents and restricted cash at beginning of period	—	—	—	—	13.4	1.2	—	14.6
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—	$—	$151.2	$0.7	$—	$151.9

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

IN MILLIONS	Year Ended December 31, 2016
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Net cash (used in) provided by operating activities	$—	$—	$(45.4)	$—	$221.8	$—	$4.2	$180.6
Cash flows from investing activities:
Asset acquisitions, primarily real estate, net of cash acquired	—	—	—	—	(131.1)	—	—	(131.1)
Investment in real estate	—	—	—	—	(598.9)	(1.1)	—	(600.0)
Investment in subsidiaries	(448.2)	(4.5)	(448.2)	—	—	—	900.9	—
Return of investment	112.3	—	—	—	—	—	(112.3)	—
Intercompany borrowings	15.3	—	(66.3)	—	—	(0.5)	51.5	—
Net cash (used in) provided by investing activities	(320.6)	(4.5)	(514.5)	—	(730.0)	(1.6)	840.1	(731.1)
Cash flows from financing activities:
Issuance of common stock, net	447.1	—	—	—	—	—	—	447.1
Dividends paid	(112.3)	—	(114.3)	—	—	—	112.3	(114.3)
Intercompany borrowings	—	—	(15.3)	—	71.0	—	(55.7)	—
Proceeds from debt, net	—	—	701.3	—	—	—	—	701.3
Payments on debt	—	—	(460.0)	—	(1.5)	—	—	(461.5)
Payments on capital lease obligations and lease financing arrangements	—	—	—	—	(8.0)	(1.1)	—	(9.1)
Tax payment upon exercise of equity awards	(14.2)	—	—	—	—	—	—	(14.2)
Contributions/distributions from parent	—	4.5	448.2	—	448.2	—	(900.9)	—
Net cash provided by (used in) financing activities	320.6	4.5	559.9	—	509.7	(1.1)	(844.3)	549.3
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—	—	—	1.5	(2.7)	—	(1.2)
Cash, cash equivalents and restricted cash at beginning of period	—	—	—	—	11.9	3.9	—	15.8
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—	$—	$13.4	$1.2	$—	$14.6

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

24. Quarterly Financial Information (Unaudited)
The table below reflects the unaudited selected quarterly information for the years ended December 31, 2018 and 2017:

IN MILLIONS, except per share amounts
	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$196.6	$196.9	$206.6	$221.3	$821.4
Operating income	27.7	27.0	20.2	14.8	89.7
Net income (loss)	43.5	105.9	(42.4)	(105.8)	1.2
Net income (loss) attributed to common shareholders	43.5	105.9	(42.4)	(105.8)	1.2
Basic income (loss) per share	0.45	1.07	(0.43)	$(1.09)	$—
Diluted income (loss) per share	0.45	1.06	(0.43)	(1.08)	—

IN MILLIONS, except per share amounts
	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$149.3	$166.9	$175.3	$180.5	$672.0
Operating income (loss)	19.8	16.7	(36.3)	23.9	24.1
Net (loss) income	(30.4)	(0.8)	(55.1)	2.8	(83.5)
Net (loss) income attributed to common stockholders	(30.4)	(0.8)	(55.1)	2.8	(83.5)
Basic and diluted (loss) income per share	$(0.36)	$(0.01)	$(0.61)	$0.03	$(0.95)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2018. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2018 based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2018, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited our financial statements included in this Annual Report on Form 10-K and has issued its attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
On February 18, 2019, the Amended and Restated Agreement of Limited Partnership of CyrusOne LP, dated as of May 2, 2016, by and among CyrusOne GP, a Maryland statutory trust, CyrusOne Inc., a Maryland corporation (the “Company”), and any additional partner that is admitted from time to time to the partnership (the “Operating Partnership Agreement”), was amended (the “First Amendment”) to (i) establish and set forth the terms of a new class of partnership units of CyrusOne LP, a Maryland limited partnership (the “Operating Partnership”), designated as LTIP Units (the “LTIP Units”), and (ii) make conforming changes and updates to certain provisions in connection with changes in law made by the Bipartisan Budget Act of 2015 relating to rules applicable to U.S. federal tax audits of partnerships, which are generally effective for taxable years beginning after December 31, 2017.
The terms of the LTIP Units are specified in new Exhibit C to the Operating Partnership Agreement, which addresses, among other things, vesting and forfeiture, allocations, distributions, redemption, conversion of partnership common units, voting rights and restrictions on transfer. In general, LTIP Units are a class of partnership units of the Operating Partnership that, except as may be otherwise provided in the Operating Partnership Agreement, the Plan (as defined below) or any applicable award agreement, will be entitled to receive the same per unit distribution of operating income as the common units of the Operating Partnership (“OP Units”). Initially, each LTIP Unit will have a capital account balance of zero and, therefore, will not have full parity with OP Units with respect to liquidating distributions. However, the Operating Partnership Agreement provides that “book gain,” or economic appreciation, in assets realized by the Operating Partnership as a result of the actual sale of all or substantially all of the Operating Partnership’s assets or the revaluation of the Operating Partnership’s assets as provided by applicable U.S. Department of Treasury regulations will be allocated first to the holders of LTIP Units until the capital account per LTIP Unit is equal to the fair market value of a share of common stock of the Company, subject to certain adjustments. The Operating Partnership Agreement provides that the Operating Partnership’s assets will be revalued upon the occurrence of certain events, including additional capital contributions, a liquidation of the Operating Partnership or the issuance of a partnership interest (including LTIP Units).
Upon equalization of the capital accounts of the holders of LTIP Units with the fair market value of the shares of common stock of the Company, subject to certain adjustments, the LTIP Units will achieve full parity with the OP Units for all purposes, including with respect to liquidating distributions. If such parity is reached, vested LTIP Units will be convertible into an equal number of OP Units, and thereafter enjoy all the rights of OP Units. If a sale or revaluation of assets occurs at a time when the Operating Partnership’s assets have appreciated sufficiently since the last revaluation, the LTIP Units would achieve full parity with the OP Units upon such sale or revaluation. In the absence of sufficient appreciation in the value of the Operating Partnership’s assets at the time of a sale or revaluation, full parity would not be reached. Consequently, an LTIP Unit may never convert into an OP Unit if the value of the Operating Partnership’s assets has not appreciated sufficiently between revaluation dates to equalize the capital account per LTIP Unit to the fair market value of a share of common stock of the Company, subject to certain adjustments. Until and unless parity is reached, the value for a given number of vested LTIP Units will be less than the value of an equal number of shares of common stock of the Company.
With respect to LTIP Units that convert into OP Units, the Operating Partnership Agreement provides that holders of OP Units are generally entitled to receive distributions on a pro rata basis in accordance with their respective OP Units (subject to the rights of the holders of any class of preferred partnership interests that may be authorized and issued in the future). A limited partner or an assignee generally has the right, commencing on or after the date which is 12 months after its acquisition of OP Units, to require the Operating Partnership to redeem part or all of such OP Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of the redemption, determined in accordance with and subject to adjustment as provided in the Operating Partnership Agreement. Alternatively, the Company may elect to acquire those OP Units in exchange for shares of the Company’s common stock. The Company’s acquisition will be on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, distributions of warrants or stock rights, specified extraordinary distributions and similar events. Pursuant to the terms of the First Amendment, holders of LTIP Units shall not be entitled to this redemption right unless, until and to the extent such LTIP Units have been converted into OP Units.
On February 18, 2019, the Board of Directors (the “Board”) of the Company approved the amendment and restatement of the CyrusOne Restated 2012 Long Term Incentive Plan, originally effective November 15, 2012 and subsequently amended and restated effective May 2, 2016 (as amended and restated on February 18, 2019, the “Plan”) to provide for awards of LTIP Units. Under the Plan, the Compensation Committee (the “Committee”) is authorized to grant LTIP Units to Plan participants in such amounts and subject to such terms and conditions as may be determined by the Committee. Such terms and conditions may include time-based and performance-based vesting conditions, as well as limitations on distributions on account of the LTIP Units prior to vesting. The LTIP Units are intended to constitute “profits interests” within the meaning of the Internal Revenue Code of 1986, as amended. The Committee will specify the conditions and dates upon which the LTIP Units shall vest and become nonforfeitable. In addition to any terms and conditions that are specified by the Committee, the LTIP Units shall be subject to the terms and conditions of the Operating Partnership Agreement and such other restrictions, including restrictions on transferability (including by redemption or conversion), as the Committee may impose.
The foregoing description of the First Amendment and the Plan is qualified in its entirety by reference to the full text of the First Amendment and the Plan, which are filed herewith as Exhibits 10.3 and 10.36 and incorporated herein by reference.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item can be found in the Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.
The Company has a Code of Business Conduct and Ethics that applies to all employees, including the Company’s principal executive officer, principal financial officer, and principal accounting officer, as well as to the members of the Board of Directors of the Company. The code is available at investor.cyrusone.com/corporate-governance. The Company intends to disclose any changes in, or waivers from, this code by posting such information on the same website or by filing a Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or NASDAQ.
Items 11. Executive Compensation
The information required by this item can be found in the Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.
Items 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item can be found in the Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item can be found in the Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item can be found in the Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.
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
See the accompanying Exhibit Index.
Exhibits may be obtained from us upon request at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to the Secretary of CyrusOne Inc., 2101 Cedar Springs Road, Suite 900, Dallas, Texas 75201. Exhibits are also available, free of charge, on the SEC's website at www.sec.gov.
ITEM 16.    FORM 10-K SUMMARY
None.

Schedule II.
Valuation and Qualifying Accounts

	Beginning	Charge	(Deductions)/	End
(dollars in millions)	of Period	to Expenses	Additions	of Period
Allowance for Doubtful Accounts
2018	$2.1	$2.3	$(2.7)	$1.7
2017	2.1	0.2	(0.2)	2.1
2016	1.0	1.6	(0.5)	2.1
Deferred Tax Valuation Allowance
2018	$7.2	$(0.3)	$—	$6.9
2017	6.5	0.7	—	7.2
2016	6.3	0.2	—	6.5

Schedule III. Real Estate Properties and Accumulated Depreciation

CyrusOne Inc.	As of December 31, 2018
(dollars in millions)	Initial Costs			Cost Capitalized Subsequent to Acquisition			Gross Carrying Amount
Description	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Accumulated Depreciation	Acquisition
Dallas - Carrollton	$16.1	$—	$—	$—	$62.2	$272.5	$16.1	$62.2	$272.5	$104.0	2012
Houston - Houston West I	1.4	21.4	0.1	—	63.8	51.0	1.4	85.2	51.1	83.2	2010
Northern Virginia - Sterling II	—	—	—	—	28.8	112.4	—	28.8	112.4	26.8	2013
San Antonio III	—	—	—	—	40.2	99.0	—	40.2	99.0	19.5	2017
Cincinnati - 7th Street	0.9	42.2	—	—	71.9	37.4	0.9	114.1	37.4	93.3	1999
Northern Virginia - Sterling V	14.5	—	—	—	80.8	295.8	14.5	80.8	295.8	26.0	2016
Northern Virginia - Sterling VI	—	—	—	—	—	77.5	—	—	77.5	0.9	2018
Somerset I	12.1	124.6	83.3	—	1.2	7.7	12.1	125.8	91.0	27.0	2017
Dallas - Lewisville	—	46.2	2.2	—	30.6	37.4	—	76.8	39.6	70.7	2010
Totowa - Madison	—	28.3	45.6	—	0.2	12.1	—	28.5	57.7	29.4	2015
Chicago - Aurora I	2.4	26.0	97.3	—	6.4	35.6	2.4	32.4	132.9	40.4	2016
Cincinnati - North Cincinnati	0.9	12.3	—	—	65.6	12.4	0.9	77.9	12.4	42.2	2008
Phoenix - Chandler II	—	—	—	—	16.2	39.4	—	16.2	39.4	20.0	2014
Wappingers Falls I	—	9.9	13.3	—	1.4	8.7	—	11.3	22.0	13.8	2015
San Antonio I	4.6	3.0	—	—	28.7	35.3	4.6	31.7	35.3	30.9	2011
Houston - Houston West II	2.0	—	—	0.7	22.9	50.9	2.7	22.9	50.9	33.7	2013
Phoenix - Chandler I	10.5	—	—	—	58.3	68.7	10.5	58.3	68.7	45.1	2011
Phoenix - Chandler III	—	0.9	2.5	—	10.5	48.3	—	11.4	50.8	11.6	2016
Northern Virginia - Sterling I	6.9	—	—	—	20.2	60.4	6.9	20.2	60.4	24.6	2013
Raleigh-Durham I	2.1	73.5	71.3	—	6.3	4.1	2.1	79.8	75.4	21.8	2017
Houston - Galleria	—	56.0	2.0	—	15.0	18.2	—	71.0	20.2	56.0	2010
Phoenix - Chandler VI	2.3	—	—	0.1	23.3	100.3	2.4	23.3	100.3	10.4	2016
Northern Virginia - Sterling III	—	—	—	—	22.2	61.3	—	22.2	61.3	12.5	2017
Frankfurt I	11.2	31.0	106.2	—	94.5	72.6	11.2	125.5	178.8	5.3	2018
Austin II	2.0	—	—	—	23.4	8.7	2.0	23.4	8.7	16.9	2011
San Antonio II	6.7	—	—	0.3	30.3	60.8	7.0	30.3	60.8	17.5	2013
Florence	2.2	7.7	—	—	34.3	8.4	2.2	42.0	8.4	32.7	2005
Austin III	3.3	—	—	—	11.7	47.0	3.3	11.7	47.0	11.3	2015
Phoenix - Chandler IV	—	—	—	—	18.4	43.3	—	18.4	43.3	6.8	2017
San Antonio IV	—	—	—	—	42.1	48.2	—	42.1	48.2	5.4	2017
Cincinnati - Hamilton	—	9.5	—	—	34.2	7.9	—	43.7	7.9	29.9	2007
Northern Virginia - Sterling IV	4.6	9.6	0.1	—	10.4	75.9	4.6	20.0	76.0	12.9	2016
Phoenix - Chandler V	—	—	—	—	10.7	53.4	—	10.7	53.4	4.0	2017
London II	—	19.9	58.7	—	5.3	16.1	—	25.2	74.8	4.4	2018
London I	—	25.3	20.5	—	8.8	5.8	—	34.1	26.3	1.3	2018
Stamford - Riverbend*	—	4.3	13.2	—	(1.4)	(5.4)	—	2.9	7.8	5.0	2015
Cincinnati - Mason	—	—	—	—	20.3	1.7	—	20.3	1.7	14.8	2004
Cincinnati - Blue Ash*	—	2.6	—	—	(1.9)	0.2	—	0.7	0.2	0.5	2009
Houston - Houston West III	7.1	—	—	0.1	18.0	31.4	7.2	18.0	31.4	9.7	2013
Norwalk I*	—	18.3	25.3	—	(4.7)	(15.2)	—	13.6	10.1	4.5	2015
Chicago - Lombard	0.7	3.2	—	—	1.5	8.1	0.7	4.7	8.1	7.7	2008
Stamford - Omega*	—	3.2	0.6	—	(0.6)	0.1	—	2.6	0.7	0.7	2015
Cincinnati - Goldcoast*	0.6	—	—	(0.4)	4.0	0.1	0.2	4.0	0.1	3.1	2007
Totowa - Commerce	—	4.1	0.8	—	—	0.9	—	4.1	1.7	1.3	2015
South Bend - Crescent	—	1.1	—	—	0.6	0.2	—	1.7	0.2	1.8	2008
South Bend - Monroe	—	—	—	—	2.5	0.4	—	2.5	0.4	1.8	2007
Singapore - Inter Business Park*	—	9.0	—	—	(9.0)	—	—	—	—	—	2011
Chicago - Aurora II	2.6	—	—	—	22.6	68.6	2.6	22.6	68.6	7.1	2016
Chicago - Aurora Tower	—	—	—	—	4.9	0.4	—	4.9	0.4	0.1	2018

(dollars in millions)	Initial Costs			Cost Capitalized Subsequent to Acquisition			Gross Carrying Amount
Description	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Accumulated Depreciation	Acquisition
London - Great Bridgewater	—	16.5	—	—	10.3	1.2	—	26.8	1.2	4.2	2011
	$117.7	$609.6	$543.0	$0.8	$1,067.9	$2,087.2	$118.5	$1,677.5	$2,630.2	$1,054.5

Land held for future development	$176.4	$—	$—	$—	$—	$—	$176.4	$—	$—	$—

The aggregate cost of the total properties for federal income tax purposes was $6,186.5 million at December 31, 2018. In addition, Construction in progress was $744.9 million as we continue to build data center facilities.

* Reductions in Cost Capitalized Subsequent to Acquisition due to impairment losses recorded for the respective facility.

Historical Cost and Accumulated Depreciation and Amortization
The following table reconciles the historical cost and accumulated depreciation for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
(amounts in millions)	2018	2017	2016
Property
Balance—beginning of period	$3,840.8	$2,601.6	$1,827.6
Disposals	(20.8)	(3.4)	(12.0)
Impairments	—	(71.8)	(4.9)
Additions (acquisitions and improvements)	1,527.5	1,314.4	790.9
Balance, end of period(1)	$5,347.5	$3,840.8	$2,601.6
Accumulated Depreciation
Balance—beginning of period	$782.4	$578.5	$435.6
Disposals	(14.0)	(1.9)	(7.9)
Impairments	—	(14.1)	—
Additions (depreciation and amortization expense)	286.1	219.9	150.8
Balance, end of period	$1,054.5	$782.4	$578.5

(1) - Includes construction-in-progress of $744.9 million and $487.1 million for the years ended December 31, 2018 and 2017, respectively that is not included in amounts reflected above in Schedule III.

EXHIBIT INDEX

Exhibit #	Exhibit Description

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

2.4(a)
Sale and Purchase Agreement dated December 21, 2017 among Zenium Topco Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by the Registrant on December 28, 2017 (Registration No. 001-35789)).

2.4(b)
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated April 20, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on April 27, 2018 (Registration No. 001-35789)).

2.4(c)
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated April 26, 2018 (Incorporated by reference to Exhibit 99.2 of Form 8-K, filed by CyrusOne Inc. on April 27, 2018 (Registration No. 001-35789)).

2.4(d)
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated May 17, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on May 21, 2018 (Registration No. 001-35789)).

2.4(e)
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated May 25, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on May 29, 2018 (Registration No. 001-35789)).

2.4(f)
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated June 28, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on June 29, 2018 (Registration No. 001-35789)).

2.4(g)
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated July 19, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on July 20, 2018 (Registration No. 001-35789)).

2.4(h)
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated July 27, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on July 30, 2018 (Registration No. 001-35789)).

2.4(i)
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated August 10, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on August 13, 2018 (Registration No. 001-35789)).

2.4(j)
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

4.1(a)
Indenture, dated as of March 17, 2017, by and among CyrusOne LP and CyrusOne Finance Corp., as issuers, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee, relating to the 5.000% Senior Notes due 2024 (Incorporated by reference to Exhibit 4.1 of Form 8-K, filed by the Registrant on March 17, 2017 (Registration No. 001-35789)).

4.1(b)+
First Supplemental Indenture dated as of October 2, 2018, by and among C1-Allen LLC, C1-ATL LLC, C1-Mesa LLC, C1-Sterling VIII LLC, Warhol TRS LLC, Warhol Partnership LLC, Warhol REIT LLC, C1-Santa Clara LLC, CyrusOne LP,CyrusOne Finance Corp., the other guarantors party thereto and Wells Fargo Bank, N.A., as trustee, relating to the 5.000%Senior Notes due 2024.

4.2(a)
Indenture, dated as of March 17, 2017, by and among CyrusOne LP and CyrusOne Finance Corp., as issuers, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee, relating to the 5.375% Senior Notes due 2027 (Incorporated by reference to Exhibit 4.2 of Form 8-K, filed by the Registrant on March 17, 2017 (Registration No. 001-35789)).

4.2(b)+
First Supplemental Indenture dated as of October 2, 2018, by and among C1-Allen LLC, C1-ATL LLC, C1-Mesa LLC, C1-Sterling VIII LLC, Warhol TRS LLC, Warhol Partnership LLC, Warhol REIT LLC, C1-Santa Clara LLC, CyrusOneLP,CyrusOne Finance Corp., the other guarantors party thereto and Wells Fargo Bank, N.A., as trustee, relating to the 5.375%Senior Notes due 2027.

4.3
Form of Certificate for Common Stock of CyrusOne Inc. (Incorporated by reference to Exhibit 4.1 of Amendment No. 5 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on December 13, 2012 (Registration No. 333-183132)).

10.1	Certificate of Limited Partnership of CyrusOne LP (Incorporated by reference to Exhibit 3.3 of Form S-4, filed by CyrusOne LP on October 28, 2015 (Registration No. 333-207647)).

10.2	Amended and Restated Limited Partnership Agreement of CyrusOne LP (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on May 4, 2016 (Registration No. 001-35789)).

10.3+	First Amendment to the Amended and Restated Agreement of Limited Partnership of CyrusOne LP, dated as of February 18, 2019.

10.4(a)
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

10.4(b)
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

10.5(a)
Credit Agreement, dated as of March 29, 2018, among CyrusOne LP, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, KeyBank National Association, as syndication agent, and JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc., Barclays Bank PLC, RBC Capital Markets, LLC and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on April 4, 2018 (Registration No. 001-35789)).

10.5(b)+
Joinder Agreement dated as of October 2, 2018, by and among C1-Allen LLC, C1-ATL LLC, C1-Mesa LLC, C1-Sterling VIII LLC, Warhol TRS LLC, Warhol Partnership LLC, Warhol REIT LLC, C1-Santa Clara LLC and acknowledged by JPMorgan Chase Bank, N.A., relating to the Credit Agreement, dated as of March 29, 2018, among CyrusOne LP, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders,KeyBank National Association, as syndication agent, and JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc.,Barclays Bank PLC, RBC Capital Markets, LLC and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners.

10.6
Form of 2018 Sales Agreement, dated February 27, 2018, by and among CyrusOne Inc., CyrusOne GP, CyrusOne LP and eachof Barclays Capital Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, Jefferies LLC, KeyBanc Capital MarketsInc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Raymond James & Associates, Inc.,RBC Capital Markets, LLC, Stifel, Nicolaus & Company, Incorporated and SunTrust Robinson Humphrey, Inc. (Incorporatedby reference to Exhibit 1.1 of Form 8-K, filed by the Registrant on February 27, 2018 (Registration No. 001-35789)).

10.7
Forward Sale Agreement, dated September 25, 2018, between CyrusOne Inc. and Morgan Stanley & Co. LLC (Incorporated by reference to Exhibit 1.2 of Form 8-K, filed by CyrusOne Inc. on October 1, 2018 (Registration No. 001-35789)).

10.8
Form of Forward/Primary Sales Agreement, dated November 19, 2018, by and among CyrusOne Inc., CyrusOne GP, CyrusOne LP and each of Barclays Capital Inc., BMO Capital Markets Corp., Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC,Jefferies LLC, KeyBanc Capital Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co.LLC, MUFG Securities Americas Inc., Raymond James & Associates, Inc. and RBC Capital Markets, LLC (Incorporated by reference to Exhibit 1.1 of Form 8-K, filed by CyrusOne Inc. on November 19, 2018 (Registration No. 001-35789)).

10.9
Form of Primary Sales Agreement, dated November 19, 2018, by and among CyrusOne Inc., CyrusOne GP, CyrusOne LP and each of Capital One Securities, Inc., Stifel, Nicolaus & Company, Incorporated, SunTrust Robinson Humphrey, Inc. and TD Securities (USA) LLC (Incorporated by reference to Exhibit 1.2 of Form 8-K, filed by CyrusOne Inc. on November 19, 2018(Registration No. 001-35789)).

10.10(a)
Form of Indemnification Agreement between CyrusOne Inc. and its directors and officers. (Incorporated by reference to Exhibit 10.5 of Amendment No. 5 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on December 13, 2012 (Registration No. 333-183132)).

10.10(b)
Form of Indemnification Agreement between CyrusOne Inc. and its directors and officers. (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on July 27, 2016 (Registration No. 001-35789)).

10.11†
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

10.15(a)†+	Long-Term International Assignment Letter, dated October 30, 2018, by and between CyrusOne LLC and Venkatesh S. Durvasula.

10.15(b)†+	Offer Letter, dated as of November 6, 2018, by and between CyrusOne LLC and Venkatesh S. Durvasula.

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

10.19†
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

10.22†
Form of Executive Non-Statutory Stock Option Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.9 of Form 10-Q, filed by CyrusOne Inc. on August 7, 2015 (Registration No. 001-35789)).

10.23†
Form of Employee Time-Based Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of Form 10-Q, filed by CyrusOne Inc. on May 6, 2016 (Registration No. 001-35789)).

10.24†
Form of Director Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of Form 10-Q, filed by CyrusOne Inc. on May 6, 2016 (Registration No. 001-35789))

10.25†
Form of Executive Non-Statutory Stock Option Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.5 of Form 10-Q, filed by CyrusOne Inc. on May 6, 2016 (Registration No. 001-35789))

10.26†
Form of Executive Performance Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.6 of Form 10-Q, filed by CyrusOne Inc. on May 6, 2016 (Registration No. 001-35789))

10.27†
Form of Executive Time-Based Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.7 of Form 10-Q, filed by CyrusOne Inc. on May 6, 2016 (Registration No. 001-35789))

10.28†
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

10.30†
Employment Agreement, dated as of November 14, 2016, by and between CyrusOne LLC and Diane M. Morefield (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on October 31, 2016 (Registration No. 001-35789))

10.31†	CyrusOne Restated 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 99.1 of Form S-8, filed by CyrusOne Inc. on July 1, 2016 (Registration No. 001-35789)).

10.32†
Form of Time-Based Restricted Stock Award under the Restated CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.42 of Form 10-K/A, filed by CyrusOne Inc. on February 28, 2017 (Registration No. 001-35789))

10.33†
Form of Director Restricted Stock Award under the provisions of the CyrusOne Restated 2012 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 of Form 10-Q, filed by CyrusOne Inc. on May 10, 2017 (Registration No. 001-35789)).

10.34†
Form of Executive Time-Based Restricted Stock Unit Award under the provisions of the CyrusOne Restated 2012 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 of Form 10-Q, filed by CyrusOne Inc. on May 10, 2017 (Registration No. 001-35789)).

10.35†
Form of Executive Performance-Based Restricted Stock Unit Award under the provisions of the CyrusOne Restated 2012 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 of Form 10-Q, filed by CyrusOne Inc. on May 10, 2017 (Registration No. 001-35789)).

10.36†+	CyrusOne Restated 2012 Long Term Incentive Plan (as amended and restated February 18, 2019).

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Deloitte & Touche LLP

31.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)*	XBRL Instance Document.

(101.SCH)*	XBRL Taxonomy Extension Schema Document.

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Submitted electronically with this report.
†	This exhibit is a management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 22nd day of February, 2019, and this report has been signed below on such date by the following persons on behalf of the registrant and in the capacities indicated.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President, Chief Executive Officer, and Director
(Principal Executive Officer)

By:	/s/ Diane M. Morefield
Diane M. Morefield
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Mark E. Skomal
Mark E. Skomal
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gary J. Wojtaszek	President, Chief Executive Officer	February 22, 2019
Gary J. Wojtaszek	and Director

/s/ Alex Shumate	Chairman of the Board of Directors	February 22, 2019
Alex Shumate

/s/ David H. Ferdman	Director	February 22, 2019
David H. Ferdman

/s/ John W. Gamble Jr.	Director	February 22, 2019
John W. Gamble Jr.

/s/ Michael A. Klayko	Director	February 22, 2019
Michael A. Klayko

/s/ T. Tod Nielsen	Director	February 22, 2019
T. Tod Nielsen

/s/ William E. Sullivan	Director	February 22, 2019
William E. Sullivan

/s/ Lynn Wentworth	Director	February 22, 2019
Lynn Wentworth