Form 10-Q
period 2019-03-31
CyrusOne Inc.
filed 2019-05-02
CIK 1553023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________
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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CONE	The NASDAQ Global Select Market
There were 113,172,973 shares of common stock outstanding as of April 25, 2019 with a par value of $0.01 per share.

EXPLANATORY NOTE

Unless otherwise indicated or unless the context requires otherwise, all references in this report to "we," "us," "our," "our Company" or "the Company" refer to CyrusOne Inc., a Maryland corporation, together with its consolidated subsidiaries, including CyrusOne LP, a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references to "our operating partnership" or "the operating partnership" refer to CyrusOne LP together with its consolidated subsidiaries.

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
As of March 31, 2019, the total number of outstanding shares of our common stock was approximately 110.3 million. CyrusOne Inc., directly or indirectly, owns all the operating partnership units of CyrusOne LP. As the direct or indirect owner of all the operating partnership units of CyrusOne LP and as sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP, CyrusOne Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CyrusOne Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	March 31, 2019	December 31, 2018
Assets
Investment in real estate:
Land	$124.9	$118.5
Buildings and improvements	1,649.2	1,677.5
Equipment	2,799.6	2,630.2
Gross operating real estate	4,573.7	4,426.2
Less accumulated depreciation	(1,122.5)	(1,054.5)
Net operating real estate	3,451.2	3,371.7
Construction in progress, including land under development	734.7	744.9
Land held for future development	200.4	176.4
Total investment in real estate, net	4,386.3	4,293.0
Cash and cash equivalents	126.0	64.4
Rent and other receivables	248.7	234.9
Restricted cash	1.3	—
Operating lease right-of-use assets	83.8	—
Equity investments	299.3	198.1
Goodwill	455.1	455.1
Intangible assets (net of accumulated amortization of $177.0 and $166.9 as of March 31, 2019 and December 31, 2018, respectively)	226.1	235.7
Other assets	114.8	111.3
Total assets	$5,941.4	$5,592.5
Liabilities and equity
Debt	$2,898.6	$2,624.7
Finance lease liabilities	33.4	156.7
Operating lease liabilities	119.6	—
Construction costs payable	155.5	195.3
Accounts payable and accrued expenses	81.6	121.3
Dividends payable	51.5	51.0
Deferred revenue and prepaid rents	155.9	148.6
Deferred tax liability	67.2	68.9
Total liabilities	3,563.3	3,366.5
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 110,316,652 and 108,329,314 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1.1	1.1
Additional paid in capital	2,938.2	2,837.4
Accumulated deficit	(552.2)	(600.2)
Accumulated other comprehensive loss	(9.0)	(12.3)
Total stockholders’ equity	2,378.1	2,226.0
Total liabilities and equity	$5,941.4	$5,592.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$225.0	$196.6
Operating expenses:
Property operating expenses	83.3	67.8
Sales and marketing	5.3	5.3
General and administrative	22.2	19.3
Depreciation and amortization	102.1	74.6
Transaction, acquisition, integration and other related expenses	0.3	1.9
Total operating expenses	213.2	168.9
Operating income	11.8	27.7
Interest expense	(23.7)	(20.8)
Unrealized gain on marketable equity investment	101.2	40.5
Loss on early extinguishment of debt	—	(3.1)
Other expense	(0.1)	—
Net income before income taxes	89.2	44.3
Income tax benefit (expense)	0.2	(0.8)
Net income	$89.4	$43.5
Weighted average number of common shares outstanding - basic	108.3	96.0
Weighted average number of common shares outstanding - diluted	108.8	96.6
Income per share - basic	$0.82	$0.45
Income per share - diluted	$0.82	$0.45

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$89.4	$43.5
Other comprehensive income:
Foreign currency translation adjustment	0.6	0.1
Net derivative gain (loss) on cash flow hedging instruments	2.7	—
Comprehensive income	$92.7	$43.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(unaudited)

	Stockholders' Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at January 1, 2018	96.1	$1.0	$2,125.6	$(486.9)	$74.2	$1,713.9
Adoption of accounting standards:
Revenue recognition, cumulative modified retrospective	—	—	—	0.3	—	0.3
Financial instruments (equity investment), cumulative adjustment	—	—	—	75.6	(75.6)	—
Net income	—	—	—	43.5	—	43.5
Issuance of common stock, net	2.8	—	142.9	—	—	142.9
Stock-based compensation expense	—	—	3.9	—	—	3.9
Tax payment upon exercise of equity awards	—	—	(4.4)	—	—	(4.4)
Foreign currency translation adjustment	—	—	—	—	0.1	0.1
Dividends declared, $0.46 per share	—	—	—	(45.6)	—	(45.6)
Balance at March 31, 2018	98.9	$1.0	$2,268.0	$(413.1)	$(1.3)	$1,854.6

Balance at January 1, 2019	108.3	$1.1	$2,837.4	$(600.2)	$(12.3)	$2,226.0
Adoption of accounting standards:
Impact of adoption of ASU 2016-02 related to leases (See Note 3)	—	—	—	9.5	—	9.5
Net income	—	—	—	89.4	—	89.4
Issuance of common stock, net	2.0	—	105.0	—	—	105.0
Stock-based compensation expense	—	—	4.5	—		4.5
Tax payment upon exercise of equity awards	—	—	(8.7)	—	—	(8.7)
Foreign currency translation adjustment	—	—	—	—	0.6	0.6
Net derivative gain (loss) on cash flow hedging instruments	—	—	—	—	2.7	2.7
Dividends declared, $0.46 per share	—	—	—	(50.9)	—	(50.9)
Balance at March 31, 2019	110.3	$1.1	$2,938.2	$(552.2)	$(9.0)	$2,378.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$89.4	$43.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102.1	74.6
Provision for bad debt expense	—	0.5
Unrealized gain on marketable equity investment	(101.2)	(40.5)
Loss on early extinguishment of debt	—	3.1
Interest expense amortization, net	1.2	0.7
Stock-based compensation expense	4.5	3.9
Deferred income tax expense	(0.8)	—
Operating lease cost	5.0	—
Other	(0.5)	—
Change in operating assets and liabilities:
Rent and other receivables, net and other assets	(18.0)	(18.0)
Accounts payable and accrued expenses	(39.8)	(28.9)
Deferred revenue and prepaid rents	7.1	5.3
Operating lease liabilities	(5.1)	—
Net cash provided by operating activities	43.9	44.2
Cash flows from investing activities:
Investment in real estate	(301.9)	(145.2)
Net cash used in investing activities	(301.9)	(145.2)
Cash flows from financing activities:
Issuance of common stock, net	105.0	142.9
Dividends paid	(50.4)	(41.0)
Proceeds from revolving credit facility	275.7	—
Proceeds from unsecured term loan	—	985.6
Repayments of unsecured term loan	—	(902.7)
Payments on finance lease liabilities	(0.6)	(2.6)
Tax payment upon exercise of equity awards	(8.7)	(4.4)
Net cash provided by financing activities	321.0	177.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	—
Net increase in cash, cash equivalents and restricted cash	62.9	76.8
Cash, cash equivalents and restricted cash at beginning of period	64.4	151.9
Cash, cash equivalents and restricted cash at end of period	$127.3	$228.7
Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized of $9.3 million and $5.1 million in 2019 and 2018, respectively	$46.7	$42.2
Cash paid for income taxes	—	0.3
Non-cash investing and financing activities:
Construction costs and other payables	155.5	89.0
Dividends payable	51.5	46.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

1. Description of Business

CyrusOne Inc., together with CyrusOne GP (the "General Partner"), a wholly-owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. wholly owns CyrusOne LP (the "Operating Partnership") and the subsidiaries of the Operating Partnership (collectively, "CyrusOne", "we", "us", "our", and the "Company") is an owner, operator and developer of enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Our customers operate in a number of industries, including information technology, financial services, energy, oil and gas, mining, medical and consumer goods and services. We currently operate 48 data centers and two recovery centers located in the United States, United Kingdom, Germany and Singapore.
On January 24, 2013, the Company completed its initial public offering (the "IPO") of common stock and its common stock currently trades on the NASDAQ Exchange under the ticker symbol "CONE". As of March 31, 2019, all the issued and outstanding Operating Partnership units of CyrusOne LP are owned, directly or indirectly, by the Company.

2. Summary of Significant Accounting Policies
Interim Unaudited Financial Information
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission ("SEC") on February 22, 2019. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.
Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our condensed consolidated financial statements as of March 31, 2019 and 2018, and for the three months ended March 31, 2019 and 2018. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2018. All amounts reflected are in millions except share and per share data.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and any consolidated variable interest entities. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain financial information has been revised to conform to the current year presentation due to changes in the significance of the particular activity. The following items have been reclassified:
Balance Sheet as of December 31, 2018

•	Straight-line rent receivable of $128.7 million included in Rent and other receivables was previously included in Other assets.

Statement of Cash Flows for the period ended March 31, 2018

•	The cash flow effect of the change in proceeds from our unsecured term loan of $985.6 million included in Proceeds from unsecured term loan was previously included in Debt.

•	The cash flow effect of the change in repayments of our unsecured term loan of $902.7 million included in Repayments of unsecured term loan was previously included in Debt.
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
Asset Acquisitions
When substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction is accounted for as an asset acquisition. Asset acquisitions are recorded at the cumulative acquisition costs and allocated to the assets acquired and liabilities assumed on a relative fair value basis. The Company allocates the purchase price of real estate to identifiable tangible assets such as land, building, land improvements and tenant improvements acquired based on their fair value. In estimating the fair value of each component, management considers appraisals, replacement cost, its own analysis of recently acquired and existing comparable properties, market rental data and other related information. Transaction costs associated with asset acquisitions are capitalized.
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
The fair value of any tangible real estate assets acquired is determined by valuing the building as if it were vacant, and the fair value is then allocated to land, buildings, equipment and improvements based on available information including replacement cost, appraisal or using net operating income capitalization rates, discounted cash flow analysis or similar fair value models.

We determine in-place lease values based on our evaluation of the specific characteristics of each tenant’s lease agreement and by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease up periods considering current market conditions. In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance, leasing commissions, tenant improvements and other operating expenses to execute similar leases as well as projected rental revenue and carrying costs during the expected lease up period. We amortize the value of in-place leases acquired to expense over the approximate weighted average remaining term of the leases, adjusted for projected tenant turnover, on a composite basis.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) estimates of current market lease rates for the corresponding in-place leases, measured over a period equal to (i) the remaining non-cancellable lease term for above-market leases, or (ii) the remaining non-cancellable lease term plus any renewal options that we consider are reasonably certain that a lessee will execute such renewal option when a lease commences. We record the fair value of above-market and below-market leases as intangible assets or liabilities, and amortize them as an adjustment to revenue over the lease term.

We determine the fair value of assumed debt by calculating the net present value of the scheduled debt service payments using current market-based terms for interest rates for debt with similar terms that management believes we could obtain on similar structures and maturities. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

In a business combination or an acquisition, we retain the previous lease classification unless there is a lease modification and that modification is not accounted for as a separate new lease. We elected to apply the short-term lease measurement and recognition exemption available under the new accounting standard for leases (discussed below in Note 3. "Recently Adopted Accounting Standards") to leases that have a remaining lease term of 12 months or less at the acquisition date and would not recognize an intangible asset if the terms of an operating lease are favorable relative to market terms or a liability if the terms are unfavorable

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

relative to market terms. Leasehold improvements are amortized over the shorter of the useful life of the assets and the remaining lease term at the date of acquisition.
Capitalization of Costs
We capitalize costs directly related to the development, pre-development or improvement of our investment in real estate, referred to as capital projects and other activities included within this paragraph. Costs associated with our capital projects are capitalized as incurred. If the project is abandoned, these costs are expensed during the period in which the project is abandoned. Costs considered for capitalization include, but are not limited to, construction costs, interest, real estate taxes, insurance and utilities, if appropriate. We capitalize indirect costs such as personnel, office and administrative expenses that are directly related to our development projects based on an estimate of the time spent on the construction and development activities. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. We determine when the capitalization period begins and ends through communication with project and other managers responsible for the tracking and oversight of individual projects. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. In addition, we capitalize incremental initial direct costs incurred for successful origination of new leases which include internal and external leasing commissions. Interest expense is capitalized based on actual qualifying capital expenditures from the period when development commences until the asset is ready for its intended use, at the weighted average borrowing rate during the period. These costs are included in investment in real estate and depreciated over the estimated useful life of the related assets.
Costs incurred for maintaining and repairing our properties, which do not extend their useful lives, are expensed as incurred.
Impairment Losses
When events or circumstances indicate that the carrying amount of a real estate investment may not be recoverable, we review the carrying value of the asset. When such impairment indicators exist, we review an estimate of the undiscounted future cash flows expected to result from the use of the real estate investment and proceeds from its eventual disposition and compare such amount to the carrying amount of the real estate investment. If our undiscounted cash flows indicate that we are unable to recover the carrying value of the real estate investment, an impairment loss is recognized. An impairment loss is measured as the amount by which the real estate investment's carrying value exceeds its estimated fair value. We did not record any impairment losses for the three months ended March 31, 2019 or 2018.
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
Equity Investments

We hold investments in various joint ventures where the Company evaluates its ability to influence the operating or financial decisions of the investee in applying the appropriate method of accounting for such investments. Influence tends to be more effective as the investor's percent of ownership in the voting rights of the investee increases. Our equity investments represent less than 20% of the voting rights of the investees and we do not exercise influence over the investee's operating and financial decisions. Accordingly, we do not account for our equity investments using the equity method accounting. For further information about our equity investments, see Note 7. "Equity Investments".

Our investment in GDS Holdings Limited ("GDS") is classified as "available for sale" and is carried at fair value.

Revenue Recognition

Our revenue consists of lease revenue and revenue from contracts with customers. The Company adopted Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), the new accounting standard for leases, effective January 1, 2019 using the modified retrospective approach and prior periods were not restated. In addition, the Company adopted Revenue from Contracts with Customers (“ASC 606”), the new accounting standard for revenue from contracts with customers, effective January 1, 2018 using the modified retrospective approach.  See Note 3. “Recently Adopted Accounting Standards” and Note 4. “Revenue Recognition”.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Lease Revenue:
Our leasing revenue primarily consists of colocation rent, metered power reimbursements and interconnection revenue and is accounted for under ASC 842, Leases. We generally are not entitled to reimbursements for rental expenses including real estate taxes, insurance or other common area operating expenses.
a. Colocation Rent Revenue
Colocation rent revenues, including interconnection revenue, are fixed minimum lease payments generally billed monthly in advance based on the contracted power or leased space. Some contracts may provide initial free rent periods and rents that escalate over the term of the contract. If rents escalate without the lessee gaining access to or control over additional leased power or space at the beginning of the lease term, the rental payments are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional power and or leased space, revenue is recognized in proportion to the additional power or space in the periods that the lessee has control over the use of the additional power or space. The excess of revenue recognized over amounts contractually due is recognized as a straight-line receivable, which is included in rent and other receivables in our consolidated balance sheet. Some of our leases are structured on a gross basis in which the customer pays a fixed amount for colocation rent and power. The revenue for these types of leases is recorded in colocation lease revenue.
b. Metered Power Reimbursements Revenue
Some of our leases provide that the customer is separately billed for power based upon actual or estimated metered usage at rates then in effect. Metered power reimbursement revenue is variable lease payments generally billed one month in arrears, and an estimate of this revenue is accrued in the month that the associated power is provided and recorded in metered power reimbursements.
Revenue from Contracts with Customers
Managed services, equipment sales, installations and other services are recognized under ASC 606.
Equipment sold by us generally consists of servers, switches, networking equipment, cable infrastructure and cabinets. Revenue is recognized at a point-in-time when control of the equipment transfers to the customer from the Company, which generally occurs upon delivery to the customer.

Managed services include providing of a full-service managed data center, monitoring customer computer equipment, managing backups and storage, utilization reporting and other related ancillary information technology services. Management service contracts generally range from one to five years.
Other services generally include installation of customer equipment, performing customer system re-boots, server cabinet and cage management, power monitoring, shipping and receiving, resolving technical issues, and other services requested by the customer. Installation services include mounting, wiring, and testing of customer owned equipment. The installation period is typically short term in duration, and accordingly, revenue from the installation of customer equipment is recognized at a point-in-time once the installation is complete and the performance obligation is satisfied. Other service revenue is measured based on the consideration specified in the contract and recognized over time as we satisfy the performance obligation.
Rent and Other Receivables
Receivables consist principally of trade receivables from customers and straight-line rent receivables with estimated credit losses recorded as an allowance for doubtful accounts.
Foreign Currency Translation and Transactions
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
Stock-Based Compensation
We have a stock-based incentive award plan for our employees and directors. Stock-based compensation expense associated with these awards is recognized in general and administrative expenses, property operating expenses, and sales and marketing expenses in our consolidated statements of operations. We measure stock-based compensation at the estimated fair value on the grant date

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

and recognize the amortization of stock-based compensation expense over the requisite service period. Fair value is determined based on assumptions related to volatility, interest rates and the market, and our company performance.
Fair Value Measurements
Fair value measurements are utilized in accounting for business combinations, asset acquisitions, testing of goodwill and other long-lived assets for impairment, recording unrealized gain/loss on available-for-sale securities and related disclosures. Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy that prioritizes certain inputs used in the methodologies of measuring fair value for asset and liabilities, is as follows:
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

Derivative Instruments

Derivative instruments are measured at fair value and recorded as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in the condensed consolidated statement of comprehensive income (loss) until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value is immediately recognized in earnings. For interest rate derivatives amounts recognized in earnings are reflected in interest expense. For a derivative designated and that qualified as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in the condensed consolidated statement of comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. Any ineffective portion of the change in fair value of the derivative is recognized directly in earnings. Amounts are reclassified out of other comprehensive income (loss) into earnings when the hedged investment is either sold or substantially liquidated.

3. Recently Adopted Accounting Standards

Leases

We adopted ASU 2016-02 (codified in ASC 842, Leases) on January 1, 2019, applied the package of practical expedients included therein and utilized the modified retrospective transition method with the cumulative effect of transition on the effective date. By applying the modified retrospective transition method, the presentation of financial information for periods prior to January 1, 2019 were not restated.

We elected the package of practical expedients, which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment.

As a Lessee

The ASU requires that a liability be recorded on the balance sheet for all leases where the reporting entity is a lessee, based on the present value of future lease obligations. A corresponding right-of-use ("ROU") asset will also be recorded. Amortization of the lease obligation and the ROU asset for leases classified as operating leases are on a straight-line basis. Leases classified as financing leases are required to be accounted for as financing arrangements similar to the accounting treatment for capital leases under ASC 840, Leases (the former accounting standard for all leases, ("ASC 840")).

We elected the practical expedient to combine our lease and related non-lease components by asset class for our leases.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

We elected a practical expedient to not evaluate land easements not previously accounted for as leases prior to the entity’s adoption of the new accounting standard for leases.

We elected to apply the short-term lease measurement and recognition exemption available for leases under the new accounting standard for leases that have a remaining lease term of 12 months or less.

The adoption of ASC 842 had a significant impact on our consolidated balance sheet due to the recognition of approximately $87.0 million of ROU assets and $123.2 million of lease liabilities for operating leases. We recognized a $9.5 million cumulative effect adjustment to retained earnings. The adjustment to retained earnings was driven principally by measurement of operating lease liabilities at the present value of the remaining lease payments at the adoption date of January 1, 2019. The increase was offset in part by impairment of ROU assets associated with one build-to-suit ("BTS") arrangement recognized as an operating lease under the new accounting standard for leases.

Additionally, we de-recognized certain previously recognized BTS lease assets and liabilities which under the new accounting standard for leases are recognized as operating lease ROU assets and lease liabilities. Prior to the adoption of the new accounting standard for leases, these leases were accounted as financing arrangements or BTS leases assets and liabilities and recorded as buildings and improvement and lease financing arrangements. The table below reflects the impact of adoption of the lease standard on our consolidated balance sheet for the period ended March 31, 2019 (in millions) related to previously reported BTS leases:

Impact to the consolidated balance sheets:	For the period ended December 31, 2018	For the period ended March 31, 2019
Buildings and improvements	$77.4	$—
Operating lease right-of-use assets	—	50.0
Finance lease liabilities	123.3	—
Operating lease liabilities	—	85.5
Prior to the adoption of the new accounting standard for leases, BTS lease assets were amortized over the useful life of the asset and recorded as amortization expense and accretion of BTS lease liability was recorded as an interest expense in consolidated statement of operations. Upon adoption of the new accounting standard for leases, BTS leases are accounted as operating leases and amortization and accretion of lease liabilities of these operating leases are recorded as lease expenses in property operating expenses in our consolidated statement of operations.

As a Lessor

The accounting for lessors remained largely unchanged from ASC 840. However, the new accounting standard for leases requires that lessors expense certain costs to obtain a lease that are not incremental to origination of a lease. Upon adoption, initial direct cost that are not incremental are expensed as general and administrative expense in our consolidated statements of operations. Prior to the adoption of new standard, these costs were capitalizable. As a result of electing the package of practical expedients, initial direct costs have not been reassessed prior to the effective date and therefore adoption of the lease standard did not have an impact on our previously reported consolidated statements of operations with respect to initial direct costs.

In addition, under the new accounting standard for leases certain exceptions under the previous standard for real estate no longer are applicable in the evaluation of the lease classification as an operating, sales type or direct financing lease. In the event that a real estate lease is classified as sales-type lease, subject to certain conditions, a gain or loss is recognized based on the present value of the lease payments and residual value.

We elected the practical expedient to combine all of our lease and nonlease revenue components into a single combined lease component as nonlease components have the same pattern of transfer as the related predominant operating lease component. Our customer leases include options to extend or terminate the lease agreements. We do not generally include extension or termination options in a customer’s lease term for lease classification purposes or for recognizing lease revenue unless we are reasonably certain the customer will exercise these extension or termination options at lease commencement.

Revenue from contracts with customers

On January 1, 2018, we adopted the FASB pronouncement ASU 2014-09 with respect to revenue recognition. The revised guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

superseded prior revenue recognition guidance, including industry-specific revenue guidance. The revised guidance replaced most existing revenue and real estate sale recognition guidance in GAAP. The standard specifically excludes lease contracts, which is our primary recurring revenue source; however, our revenue accounting for managed services and sales of real estate and equipment will follow the revised guidance. We adopted the new standard using the modified retrospective transition method, where financial statement presentations prior to the date of adoption are not adjusted. Transactions that were not closed as of the adoption date were adjusted to reflect the new standard and we recorded an adjustment to beginning retained earnings of $0.3 million.
As allowed under GAAP, we have adopted the practical expedient that allows us not to disclose information about remaining performance obligations that have original expected durations of one year or less, the amount of the transaction price allocated to the remaining performance obligations and when we expect to recognize that amount as revenue for the year. We have also adopted the "as invoiced" practical expedient, whereby the Company recognizes revenue in the amount that directly corresponds to the amount of value transferred to the customer.
Share based payments granted to nonemployees

We adopted ASU 2018-07, Compensation-Stock Compensation (Topic 718) which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under this ASU, the guidance on such payments to nonemployees aligns with the requirements for share-based payments granted to employees. The adoption did not have a significant impact as the Company accounts for its share-based payments.

Equity investments

On January 1, 2018, we adopted ASU 2016-01 related to equity investments. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are measured at fair value with changes in fair value recognized in net income. Prior to adoption of this update, changes in fair value for available for sale equity investments were recorded in other comprehensive income (loss). The adoption of the new standard was made through a cumulative-effect adjustment to beginning retained earnings of $75.6 million.

New Accounting Pronouncements

In August 2018, the SEC issued Securities Act Release No. 33-10532, Disclosure Update and Simplification, which amends certain of its disclosure requirements and is intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The amendments became effective on November 5, 2018. Among the amendments is the requirement to present the changes in shareholders' equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q. In accordance with the SEC's rule, the company's first presentation of changes in shareholders’ equity is shown in this Form 10-Q for the quarter ended March 31, 2019.

In August 2018, the FASB issued ASU 2018-15, which clarifies the accounting for implementation costs incurred in a hosting arrangement that is a service contract. Capitalization of these implementation costs are accounted for under the same guidance as implementation costs incurred to develop or obtain internal-use software and recorded as a prepaid asset. These capitalized costs are to be expensed ratably over the hosting arrangement term as operating expense, along with the service fees. The guidance is effective for periods beginning after December 15, 2019. Early adoption is allowed. The Company is evaluating the impact of the new standard but does not believe that adoption will have a significant impact on the Company.

In August 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of ASC 820, Fair Value Measurement. The amendments are part of the FASB’s disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP that is most important to financial statement users and are intended to improve the effectiveness of disclosure requirements on fair value measurement by using those concepts. The guidance is effective for periods beginning after December 15, 2019. Early adoption is allowed. The Company is evaluating the impact of the new standard.

In June 2016, the FASB issued ASU 2016-13 providing guidance which requires certain financial assets to be presented at the net amount expected to be collected. The guidance will apply to our trade receivables, notes receivable, net investments in leases and any other future financial assets that have the contractual right to receive cash that we may acquire in the future. The guidance is effective for periods beginning for us January 1, 2020. Early adoption is allowed. We are currently evaluating the impact of the new standard.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

4. Revenue Recognition
Lease Revenue
Lease revenue primarily consists of colocation rent and metered power reimbursements from the lease of our data centers. Colocation leases may include all or portions of a data center, where customers may also lease office space to support their colocation operations. Revenue is primarily based on power usage as well as square footage. Customer lease arrangements customarily contain provisions that allow for renewal or continuation on a month-to-month arrangement, and certain leases contain early termination rights. We do not include any of these extension or termination options in a customer’s lease term for lease classification purposes or for recognizing lease revenue unless we are reasonably certain the customer will exercise these extension or termination options at lease commencement. At lease inception, early termination is generally not deemed probable due to the significant economic penalty incurred by the lessee to exercise its early termination right and to relocate their equipment installed in our facilities. Our customer lease arrangements generally do not provide any option to purchase a leased asset and are classified as operating leases.

The future minimum lease payments to be received under non-cancellable operating leases, excluding month-to-month arrangements and metered power reimbursements are shown below:

For the Period Ended March 31, 2019	Minimum Lease Payments
2019	$520.1
2020	631.9
2021	542.8
2022	454.3
2023	365.2
2024	295.9
Thereafter	940.0
Total	$3,750.2

Disclosures related to periods prior to adoption of the New Accounting Standard for Leases

The future minimum lease payments to be received under non-cancellable operating leases, excluding month-to-month arrangements and metered power reimbursements are shown below:

For the Period Ended December 31, 2018	Minimum Lease Payments
2019	$647.6
2020	553.7
2021	453.0
2022	365.5
2023	284.4
Thereafter	835.9

Revenue from Contracts with Customers
Revenue from equipment sales and the installation of customer equipment is recognized at a point-in-time. Title to such assets are transferred to the customer, and the benefits of the installation service are consumed at the completion of the service.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Disaggregation of Revenue

For the three months ended March 31, 2019 and 2018, revenue disaggregated by primary revenue stream is as follows (in millions).

Lease Revenue	For the period ended March 31, 2019
Colocation (Minimum lease payments)	$188.4
Meter power reimbursements (Variable lease payments)	28.5
Total Lease revenue	$216.9

	Three Months Ended March 31,
Revenue from contracts with customers	2019	2018
Equipment sales	$3.9	$5.8
Other revenue	4.2	4.0
Total Revenue from contracts with customers	$8.1	$9.8

Other revenue from contracts with customers includes $3.4 million and $3.2 million of revenue from managed services for the period ended March 31, 2019 and March 31, 2018, respectively. Total other revenues from customers generated from operations outside of the United States were insignificant for the three months ended March 31, 2019 and 2018.

The balances from customers contract accounts receivables were $8.2 million and $4.8 million for the three months ended March 31, 2019 and 2018, respectively. Contract assets and contract liabilities were not material at March 31, 2019 and 2018. One customer represented approximately 21% and 19% of our revenue for the three months ended March 31, 2019 and 2018.

5. Leases - As a Lessee

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Variable lease payments consist of non-lease components and services related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. For purposes of determining the lease liability we estimated our incremental borrowing rate, based on information available at the lease commencement date. Fixed contractual payments are recognized on a straight-line basis over the corresponding lease term.

The new accounting standard for leases defines initial direct costs as only the incremental costs of signing a lease. Initial direct costs related to leasing that are not incremental and are expensed as general and administrative expense in our consolidated statements of operations. As a result of electing the package of practical expedients, initial direct costs have not been reassessed prior to the effective date and therefore adoption of the lease standard did not have an impact on our previously reported consolidated statements of operations with respect to initial direct costs.

Our operating lease agreements primarily consist of leased real estate and are included within operating lease ROU assets and operating lease liabilities on the consolidated balance sheets.

Many of our lessee agreements include options to extend the lease, which are not included in our minimum lease payments unless they are reasonably certain to be exercised at lease commencement. Rental expense related to operating leases is recognized on a straight-line basis over the lease term.

We use leasing as a source of financing for certain data center facilities and related equipment. We currently operate five data center facilities subject to finance leases. The remaining terms of our finance leases range from two to twenty-two years. We have options to extend the initial lease term on all but one of these leases. Finance leases are included in buildings and equipment, finance lease liabilities in our consolidated balance sheets.

We currently lease twelve other facilities under operating lease agreements for our data centers, sales offices, international location offices and our corporate headquarters located in Dallas, Texas. Our leases have remaining lease terms ranging from one to seventeen

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

years. Some of the leases include options to extend the leases for up to an additional fifteen years. Additionally, our ground lease in Houston has a lease term that expires in 2066.

The components of lease expense were as follows (in millions):

Three months ended March 31, 2019
Operating lease cost	$5.0
Finance lease cost:
Amortization of assets	0.6
Interest on lease liabilities	0.5
Total net lease cost	$6.1

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

March 31, 2019
Operating leases:
Operating lease right-of-use assets	$83.8
Operating lease liabilities	$119.6
Finance leases:
Property and equipment, at cost	$34.0
Accumulated amortization	(3.4)
Property and equipment, net	$30.6
Finance lease liabilities	$33.4

Weighted average remaining lease term (in years):
Operating leases	12.5
Finance leases	17.2

Weighted average discount rate:
Operating leases	4.5%
Finance leases	5.3%

Supplemental cash flow and other information related to leases was as follows (in millions):

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5.1
Operating cash flows from finance leases	0.5
Financing cash flows from finance leases	0.6

Non-cash right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$87.0

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Maturities of lease liabilities were as follows (in millions):

	March 31, 2019
	Operating Leases	Finance Leases
2019	$15.3	$3.3
2020	19.5	4.3
2021	15.3	4.2
2022	15.6	3.1
2023	13.4	2.0
2024	7.7	1.5
Thereafter	71.0	30.7
Total lease payments	$157.8	$49.1
Less: Imputed interest	(38.2)	(15.7)
Total lease obligations	$119.6	$33.4

As of March 31, 2019, we have additional operating lease commitments that have not yet commenced of approximately $22.2 million fixed contractual payments for an office lease with a lease term of approximately 12 years.

Disclosures related to periods prior to adoption of the New Accounting Standard for Leases

The following table summarizes aggregate minimum principal payments of the finance lease obligations and future minimum lease payments required under operating leases for the five years subsequent to December 31, 2018, and thereafter (in millions):

	December 31, 2018
	Operating Leases	Finance Leases
2019	$5.0	$2.7
2020	4.9	2.8
2021	3.7	2.9
2022	3.7	2.0
2023	3.5	1.0
Thereafter	43.4	22.0
Total lease payments	$64.2	$33.4

6. Investment in Real Estate

Land for future development

During the three months ended March 31, 2019, the Company purchased approximately 30 acres of land for $40.1 million. No land purchases were made during the comparable period in 2018.
Real Estate Investments and Intangibles and Related Depreciation and Amortization

As of March 31, 2019 and December 31, 2018, major components of our real estate investments and intangibles and related accumulated depreciation and amortization are as follows (in millions):

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

	March 31, 2019					December 31, 2018
	Investment in Real Estate		Intangibles			Investment in Real Estate		Intangibles
	Buildings and Improvements	Equipment	Customer Relationships	In Place Leases	Other Contractual	Buildings and Improvements	Equipment	Customer Relationships	In Place Leases	Other Contractual
Cost	$1,649.2	$2,799.6	$247.1	$136.6	$19.4	$1,677.5	$2,630.2	$247.1	$136.0	$19.5
Less: accumulated depreciation and amortization	(483.8)	(638.7)	(141.2)	(27.5)	(8.3)	(481.8)	(572.7)	(137.9)	(21.1)	(7.9)
Net	$1,165.4	$2,160.9	$105.9	$109.1	$11.1	$1,195.7	$2,057.5	$109.2	$114.9	$11.6

As of March 31, 2019 and December 31, 2018, construction in progress includes $75.9 million and $69.1 million of land which is under active development, respectively.

Depreciation and amortization are calculated using the straight-line method over the useful lives of the assets. The typical life of owned assets are as follows:

Buildings	30 years
Building improvements	30 years
Equipment	20 years

Leased real estate and leasehold improvements are depreciated over the shorter of the asset's useful life or the remaining lease term, including renewal options which are reasonably assured at lease commencement. Depreciation expense related to leased real estate and leasehold improvements was $88.9 million and $66.2 million for the three months ended March 31, 2019 and 2018, respectively.

Other contractual intangibles include trademark/tradename, favorable leasehold interests and above market leases. Amortization expense related to other contractual intangibles was $13.2 million and $8.4 million for the three months ended March 31, 2019 and 2018, respectively.

7. Equity Investments

The Company has an equity investment, accounted for using the fair value method in GDS, a developer and operator of high-performance, large-scale data centers in China. As of March 31, 2019 the American Depositary Share ("ADS") Class A ordinary share equivalent was $35.69 per ADS for an equity investment fair value of $286.7 million. For the three months ended March 31, 2019 and 2018, the unrealized gain on investment of $101.2 million and $40.5 million was recognized in the consolidated statement of operations in unrealized gain on marketable equity investment, respectively.

On October 8, 2018, the Company made an $11.9 million investment in exchange for a 10% equity interest in ODATA Brasil S.A. and ODATA Colombia S.A.S. (collectively "ODATA"). ODATA, a Brazilian headquartered company, specializes in providing colocation services to wholesale customers, such as hyperscale cloud providers, financial services and telecommunications companies, and also to enterprises across multiple industries. On October 30, 2018, the Company made an additional $0.7 million investment in ODATA Colombia S.A.S. In connection with these investments, CyrusOne and ODATA entered a commercial agreement covering leasing activity with CyrusOne customers in the ODATA portfolio. In addition, our Chief Technology Officer joined the ODATA board of directors in October 2018. In evaluating the appropriate accounting method for its investment in ODATA, the Company considered its right to appoint a director to the ODATA board of directors, as well as other relevant factors, in evaluating the Company's ability to exercise significant influence over the operating and financial policies of ODATA as provided in ASC 323-10-15-6 and concluded that the investment should be accounted for under the cost method.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

8. Other Assets

As of March 31, 2019 and December 31, 2018, the components of other assets are as follows (in millions):

	March 31, 2019	December 31, 2018
Deferred leasing and other contract costs	$45.6	$43.6
Prepaid expenses	28.1	26.4
Non-real estate assets, net	18.4	18.4
Other assets	22.7	22.9
Total	$114.8	$111.3

Non-real estate assets primarily include administrative related equipment and office leasehold improvements, depreciated or amortized over the shorter of the assets useful life or the related lease term. Other assets primarily includes deposits, fuel inventory and other deferred costs.

9. Debt
As of March 31, 2019 and December 31, 2018, the components of debt are as follows (unless otherwise noted, interest rate and maturity date information are as of March 31, 2019) (in millions):

	March 31, 2019	December 31, 2018	Interest Rate(a)	Maturity Date
$3.0 Billion Credit Facility:
$1.7 Billion Revolving Credit Facility:				March 2022(b)
US Revolver	$270.0	$—	Monthly LIBOR + 1.45%
EUR Revolver	145.8	143.0	Monthly EURIBOR + 1.45%
2023 Term Loan	1,000.0	1,000.0	Monthly LIBOR + 1.40%	March 2023
2025 Term Loan	300.0	300.0	Monthly LIBOR + 1.70%	March 2025
2024 Notes, including bond premium of $5.2 million	705.2	705.5	5.000%	March 2024
2027 Notes, including bond premium of $8.8 million	508.8	509.1	5.375%	March 2027
Deferred financing costs	(31.2)	(32.9)	—	—
Total	$2,898.6	$2,624.7
(a) - Monthly LIBOR at March 31, 2019 was 2.50%.
(b) - The Company may exercise a one-year extension option, subject to certain conditions.

In March 2019, the Company entered into a cross-currency interest rate swap pursuant to which, we will pay floating interest on €238.1 million and receive floating interest on $270.0 million, to hedge the variability of future cash flows attributable to changes in the 1-month USD LIBOR versus EUR LIBOR rates. The swap matures in December 2019 and net interest payments are recognized in earnings, including $0.3 million reduction in interest expense for the three months ended March 31, 2019.

On March 29, 2018, the Company entered into a new $3.0 billion unsecured credit facility. The new credit facility consists of a $1.7 billion revolving credit facility ("$1.7 Billion Revolving Credit Facility"), which includes a $750.0 million multicurrency borrowing sublimit, a 5-year term loan with commitments totaling $1.0 billion ("2023 Term Loan") and a $300.0 million 7-year term loan ("2025 Term Loan") (collectively, the "$3.0 Billion Credit Facility"). We borrowed $700.0 million under the 2023 Term Loan on March 31, 2018, and the 2023 Term Loan includes a delayed draw feature which allows the Company to draw $300.0 million in up to three tranches over a six-month period in multiple currencies. The Company exercised the draw as a part of the acquisition of Zenium Topco Ltd. and certain other affiliated entities ("Zenium"). The $1.7 Billion Revolving Credit Facility has the option to borrow in non-USD currencies and includes a one-year option which, if exercised by the Company, would extend the final maturity to March 2023. The $3.0 Billion Credit Facility also includes an accordion feature providing for an aggregate increase in the revolving and term components to $4.0 billion, subject to certain conditions. The $1.7 Billion Revolving Credit Facility, 2023 Term Loan and 2025 Term Loan are prepayable at our option.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

On March 29, 2018, borrowings of $1.0 billion under the $3.0 Billion Credit Facility were used to fully retire a previous $2.0 billion credit facility. The previous $2.0 billion credit facility consisted of a $1.1 billion senior unsecured revolving credit facility ("$1.1 Billion Revolving Credit Facility"), a $250.0 million 5-year term loan ("2021 Term Loan") and a $650.0 million 7-year term loan ("2022 Term Loan") (collectively, the "$2.0 Billion Credit Facility"). The aggregate outstanding principal balance of the $2.0 Billion Credit Facility at the date of the prepayment was $900.0 million and we recognized a loss on early extinguishment of debt of $3.1 million.

We pay commitment fees for the unused amount of borrowings on the $1.7 Billion Revolving Credit Facility and fees on any outstanding letters of credit. The commitment fees are equal to 0.25% per annum of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The commitment fees decrease to 0.15% per annum upon 50% or greater utilization. We also paid commitment fees on the $1.1 Billion Revolving Credit Facility through its retirement in March 2018. Commitment fees were $0.5 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, we had $1,000.0 million, $300.0 million and $415.8 million outstanding under the 2023 Term Loan, the 2025 Term Loan and the $1.7 Billion Revolving Credit Facility, respectively, and additional borrowing capacity under the $3.0 Billion Credit Facility was approximately $1.3 billion (all under the $1.7 Billion Revolving Credit Facility), net of $8.0 million of outstanding letters of credit as of March 31, 2019.
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
On November 3, 2017, the Note Issuers completed an offering of $200.0 million aggregate principal amount of 5.000% senior notes due 2024 ("Additional 2024 Notes") and $200.0 million aggregate principal amount of 5.375% senior notes due 2027 ("Additional 2027 Notes") in a private offering. The Additional 2024 Notes have terms substantially identical to the Original 2024 Notes and the Additional 2027 Notes have terms substantially identical to the Original 2027 Notes. The Original 2024 Notes and the Additional 2024 Notes form a single class of securities ("2024 Notes"), and the Original 2027 Notes and the Additional 2027 Notes form a single class of securities ("2027 Notes"). The Company received proceeds of $416.1 million, net of underwriting costs of $4.4 million. The Original 2024 Notes and the Additional 2024 Notes are referred to as the 2024 Notes and the Original 2027 Notes and the Additional 2027 Notes are referred to as the 2027 Notes. On January 8, 2018, the Note Issuers completed an exchange offer with respect to the 2024 Notes and the 2027 Notes and all validly tendered 2024 Notes and 2027 Notes were exchanged for notes registered with the SEC.
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
Our debt agreements contain customary provisions with respect to events of default, affirmative and negative covenants and borrowing conditions. The most restrictive covenants are generally included in the $3.0 Billion Credit Agreement. The $3.0 Billion Credit Agreement requires us to maintain certain financial covenants including the following, in each case on a consolidated basis, a minimum fixed charge ratio, maximum total and secured leverage ratios, a minimum tangible net worth requirement, a maximum secured recourse indebtedness ratio, a minimum unencumbered debt yield ratio and a maximum ratio of unsecured indebtedness to unencumbered asset value. In order to continue to have access to amounts available under the $3.0 Billion Credit Agreement,

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

the Company must remain in compliance with all of that agreement's covenants. As of March 31, 2019, we believe we are in compliance with all provisions of our debt agreements.

10. Fair Value of Financial Instruments and Hedging Activities

Fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering assumptions in fair value measurements, a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy) has been established.

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the asset or liability.
The fair value of cash and cash equivalents, rent and other receivables, construction costs payable, dividends payable and accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these financial instruments. The carrying value, exclusive of deferred financing costs, for the revolving credit facilities and the floating rate term loans approximate estimated fair value as of March 31, 2019 and December 31, 2018, due to the floating rate nature of the interest rates and the stability of our credit ratings.
The carrying value and fair value of other financial instruments are as follows (in millions):

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Notes	$705.2	$720.1	$705.5	$684.1
2027 Notes	508.8	515.0	509.1	488.0
GDS Equity investment	286.7	286.7	185.5	185.5
The fair values of our 2024 Notes and 2027 Notes as of March 31, 2019 were based on the quoted market prices for these notes, which is considered Level 1 of the fair value hierarchy. The fair value of the equity investment as of March 31, 2019 was based on the quoted market price for the stock which is considered Level 1 of the fair value hierarchy.
Hedging Activities

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered into, and do not plan to enter into, financial instruments for trading or speculative purposes. To manage foreign currency exposure, we have entered into Euro denominated debt and cross-currency swap to hedge the Company's net investment in its Euro functional currency consolidated subsidiaries and the variability in EUR-USD exchange rate.

Accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the designation of the derivative, including whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as foreign currency risk or interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions dollars, except per share)

For derivatives designated as "cash flow" hedges, the change in the fair value of the derivative is initially reported in "Other comprehensive income" ("OCI") in our consolidated statements of comprehensive income (loss) and subsequently reclassified into gain (loss) when the hedged transaction affects earnings, or the hedging relationship is no longer highly effective. We assess the effectiveness of each hedging relationship whenever financial statements are issued, or earnings are reported and at least every three months.

During March 2019, the Company entered into a cross-currency swap whereby the Company pays floating interest on €238.1 million and receives floating interest rate on $270.0 million (a "pay-floating, receive-floating interest rate swap") to hedge the variability of future cash flows attributable to changes in the 1-month USD LIBOR versus EUR LIBOR rates. The pay-floating, receive-floating interest rate swap has an effective date of March 2019 and a maturity date of December 2019 and is recognized in earnings. This interest rate swap effectively convert $270.0 million to €238.1 million debt floating based on the Eur-Euribor rate. As of March 31, 2019, we had borrowings subject to this pay-floating, receive-floating interest rate swaps with aggregate principal balances of approximately $270.0 million.

Net Investment Hedges

In addition to the $270.0 million borrowings subject to a cross-currency swap discussed above we have $130.0 million included in our $415.8 million outstanding on our unsecured $1.7 Billion Revolving Credit Facility, see Note 9. "Debt" as of March 31, 2019. These borrowings are designated as, and are effective as, economic hedges of our net investments in foreign entities. Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in OCI as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under the Euro-denominated revolver under our $1.7 Billion Revolving Credit Facility and synthetically swapped debt will be reported in the same manner as foreign currency translation adjustments, which are recorded in OCI as part of the cumulative foreign currency translation adjustment.

The following table presents the effect of our derivative financial instruments on our accompanying consolidated financial statements (in millions):

	For the Three Months Ended March 31,
	2019	2018
Derivatives in Cash Flow Hedging Relationships
Cross-Currency Swaps:
Amount of gain (loss) recognized in OCI for derivatives	$2.7	$—
Amount of gain (loss) reclassified from accumulated OCI for derivatives	$—	$—
Amount of gain (loss) recognized in earnings	$—	$—

During the next 12 months, we estimate that no amounts will be reclassified from "Accumulated OCI" to net income (loss).

11. Stockholders' Equity

Capitalization

During the first quarter of 2018, the Board authorized the Company to enter into sales agreements pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate sales price of up to $500.0 million (the "2018 ATM Stock Offering Program"). During the fourth quarter of 2018, the Board authorized the Company to enter into sales agreements pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate sales price of up to $750.0 million (the "New 2018 ATM Stock Offering Program"). The New 2018 ATM Stock Offering Program replaced the 2018 ATM Stock Offering Program. For the three months ended March 31, 2019, the Company sold approximately 2.0 million shares of its common stock under its ATM stock offering programs at an average price of $52.19, generating net proceeds of approximately $104.1 million after giving effect to sales agent commissions of $1.3 million. As of March 31, 2019, there was $644.6 million under the New 2018 ATM Stock Offering Program available for future offerings.

During the three months ended March 31, 2018, the Company sold 2.8 million common shares at an average price of $51.24. At March 31, 2019, the Company had approximately 110.3 million common shares outstanding.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Distributions
During each of the three months ended March 31, 2019 and 2018, regular dividends were paid to our stockholders of $0.46 per common share. On May 1, 2019, the Company will announce a cash dividend of $0.46 per common share payable on July 12, 2019, to stockholders of record at the close of business on June 28, 2019.
Stock Plans

The board of directors of CyrusOne Inc. adopted the 2012 Long-Term Incentive Plan ("LTIP"), prior to the IPO, which was amended and restated on May 2, 2016. The LTIP is administered by the compensation committee of the board of directors. Awards issuable under the LTIP include common stock, restricted stock, restricted stock units, stock options and other incentive awards. CyrusOne Inc. has reserved a total of 8.9 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. The related stock compensation expense incurred by CyrusOne Inc. is allocated to the operating partnership. Shares available under the LTIP at March 31, 2019, were approximately 4.5 million. Shares vest according to each award agreement and as long as the employee remains employed with the Company. The Company has granted awards with time-based vesting, performance-based vesting and market-based vesting features.

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

Total stock-based compensation expense for the three months ended March 31, 2019 and 2018 was $4.5 million and $3.9 million, respectively.

The following tables present the stock plan activity for the three months ended March 31, 2019 and 2018 for restricted stock units, restricted stock and stock options (performance-based awards are reflected at the target amount of the grant):

Restricted Stock Units ("RSU")

	2019		2018
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	511,049	$56.23	265,002	$56.08
Granted	360,362	47.97	322,063	51.92
Exercised	(123,159)	44.87	(80,965)	43.47
Forfeited	(2,691)	49.69	(3,131)	51.20
Outstanding March 31,	745,561	$54.14	502,969	$55.47

Time-based RSUs outstanding	359,400	$53.12	256,609	$50.71
Performance-based RSUs outstanding	386,161	$55.08	246,360	$60.41

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Restricted Stock ("RS")

	2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding January 1,	419,356	$35.73	715,098	$32.21
Granted	16,681	52.46	17,052	51.31
Exercised	(364,822)	35.23	(209,415)	27.02
Forfeited	(34,603)	37.09	(44,034)	28.45
Outstanding March 31,	36,612	$47.02	478,701	$35.50

Time-based RSs outstanding	36,612	$47.02	362,084	$38.08
Performance-based RSs outstanding	—	$—	116,617	$28.57

Stock Options

	2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding January 1,	401,223	$31.96	415,459	$31.67
Granted	—	—	—	—
Exercised	(25,586)	36.70	—	—
Forfeited	—	—	—	—
Outstanding March 31,	375,637	$31.63	415,459	$31.67

Time-based stock options outstanding	323,101	$32.94	348,137	$33.23
Performance-based stock options outstanding	52,536	$23.58	67,322	$23.58

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

The following table reflects the computation of basic and diluted net income per share for the three months ended March 31, 2019 and 2018:

IN MILLIONS, except per share amounts
	Three months ended March 31,
	2019		2018
	Basic	Diluted	Basic	Diluted
Numerator:
Net income	$89.4	$89.4	$43.5	$43.5
Less: Restricted stock dividends	(0.2)	(0.2)	(0.3)	(0.3)
Net income available to stockholders	$89.2	$89.2	$43.2	$43.2
Denominator:
Weighted average shares outstanding-basic	108.3	108.3	96.0	96.0
Performance-based restricted stock and units		0.5		0.6
Weighted average shares outstanding-diluted		108.8		96.6
EPS:
Net income per share-basic	$0.82		$0.45
Effect of dilutive shares:
Net income per share-diluted		$0.82		$0.45

13. Related Party Transactions

The Company has a strategic partnership with GDS, a developer and operator of high-performance, large-scale data centers in China. In connection with our investment in GDS, the Company entered into an agreement with GDS for the joint marketing of each company's data centers. Also as a part of the agreement, the Company's Chief Executive Officer joined the board of directors of GDS on June 22, 2018.

For the three months ended March 31, 2019, the Company incurred $0.5 million of commission and referral charges and accrued expenses payable to GDS. The commission and referral charges were capitalized as deferred leasing costs and will be amortized over the terms of the respective customer leases. The Company has not recognized any referral revenue related to the agreement with GDS in 2019 or 2018. See Note 7. "Equity Investments" for additional information related to our GDS investment.

The Company has a 10% equity interest in ODATA, a Brazilian headquartered company that specializes in providing colocation services to wholesale customers, such as hyperscale cloud providers, financial services and telecommunications companies, and also to enterprises across multiple industries. In connection with these investments, CyrusOne and ODATA entered a commercial agreement covering leasing activity with CyrusOne customers in the ODATA portfolio. Also as a part of the agreement, the Company's Chief Technology Officer joined the ODATA board of directors in October 2018. See Note 7. "Equity Investments" for additional information related to our ODATA investment.

14. Income Taxes
CyrusOne Inc. elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 2013. To remain qualified as a REIT, the Company is required to distribute at least 90% of its taxable income to its stockholders and meet various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided the Company continues to qualify for taxation as a REIT, the Company is generally not subject to corporate level federal income tax on the earnings distributed currently to its stockholders. It is the Company's policy and intent, subject to change, to distribute 100% of its taxable income and therefore no provision is required in the accompanying financial statements for federal income taxes with regards to activities of CyrusOne Inc. and its subsidiary pass-through entities.
The REIT and certain of its subsidiaries are subject to state and local income taxes, franchise taxes, and gross receipts taxes. The Company has elected to treat certain of its subsidiaries as taxable REIT subsidiaries ("TRSs"). The Company's TRSs are subject to U.S. federal, state and local corporate income taxes. The Company's foreign subsidiaries are subject to corporate income taxes in the jurisdictions in which they operate.
15. Commitments and Contingencies

As of March 31, 2019, the Company had outstanding letters of credit of $8.0 million as security for obligations under the terms of its lessee agreements.

The Company has entered into non-cancellable contracted commitments for construction of data center facilities and acquisition of equipment. As of March 31, 2019, these commitments were approximately $272.7 million and are expected to be incurred over the next one to two years. In addition, the Company has entered into equipment and utility power contracts, which require minimum

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

purchase commitments for power. These agreements range from one to two years and provide for payments for early termination or require minimum payments for the remaining term. As of March 31, 2019, the minimum commitments for these arrangements were approximately $51.0 million.

During the normal course of business, the Company and its subsidiaries have made certain indemnities and commitments to customers, vendors and associated parties related to the use, protection and security of intellectual property and claims for negligence or willful misconduct. Further, customer contracts generally require specified levels of performance related to uninterrupted service and cooling temperatures. Also in the normal course of our business, the Company is involved in legal, tax and regulatory proceedings arising from the conduct of its business activities. Management assesses the probability that these performance standards, credits, claims or indemnities have been incurred and liabilities or asset reserves are established for loss contingencies when the losses associated are deemed to be probable and the loss can be reasonably estimated. Based on information currently available, the Company believes that the outcome of such matters will not, individually or in the aggregate, have a material effect on its consolidated financial statements.

16. Guarantors

The 2024 Notes and 2027 Notes issued by CyrusOne LP (the "LP Co-Issuer") and CyrusOne Finance Corp. (the "Finance Co-Issuer" and, together with the LP Co-Issuer, the "Co-Issuers") are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis. The guarantors include CyrusOne Inc. (the "Parent Guarantor"), the General Partner and certain domestic wholly-owned subsidiaries of the Operating Partnership (together with the General Partner, the "Guarantor Subsidiaries"; the Guarantor Subsidiaries together with the Parent Guarantor, the "Guarantors"). As of March 31, 2019 and 2018, non-guarantors are all of the Company's foreign subsidiaries and certain domestic subsidiaries (collectively, the "Non-Guarantors"). The foreign subsidiaries the Company acquired upon its acquisition of Zenium are classified as Non-Guarantors.

The indentures governing the 2024 Notes and 2027 Notes contain affirmative and negative covenants customarily found in indebtedness of this type, including covenants that restrict, subject to certain exceptions, the Company's ability to: incur secured or unsecured indebtedness; pay dividends or distributions on its equity interests, or redeem or repurchase equity interests of the Company; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of the Operating Partnership's subsidiaries to pay dividends or make certain transfers and other payments to the Operating Partnership or to other subsidiaries; sell assets; and merge, consolidate or transfer all or substantially all of the operating partnership's assets. The Company and its subsidiaries are also required to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis, subject to certain qualifications set forth in the indenture. Notwithstanding the foregoing, the covenants contained in the indentures do not restrict the Company's ability to pay dividends or distributions to stockholders to the extent (i) no default or event of default exists or is continuing under the indentures and (ii) the Company believes in good faith that it qualifies as a REIT under the Code and the payment of such dividend or distribution is necessary either to maintain its status as a REIT or to enable it to avoid payment of any tax that could be avoided by reason of such dividend or distribution. Subject to the provisions of the indentures governing the 2024 Notes and 2027 Notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

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

The Parent Guarantor is a REIT whose only material asset is its ownership of operating partnership units of the LP Co-Issuer. The LP Co-Issuer and its subsidiaries hold substantially all the assets of the Company. The LP Co-Issuer conducts the operations of the business, along with its subsidiaries. The Finance Co-Issuer does not have any operations or revenues. The Guarantor Subsidiaries include substantially all of the Company's domestic operations and include approximately 85% of its gross operating real estate. The Non-Guarantors include substantially all of the Company's foreign operations, primarily in the United Kingdom, Germany and Singapore. The Non-Guarantors' assets also include the ownership of the Company's equity investment in GDS of $286.7 million and $185.5 million as of March 31, 2019 and December 31, 2018, respectively.

The following schedules present the condensed consolidating balance sheets as of March 31, 2019 and December 31, 2018, and the condensed consolidating statements of operations, comprehensive income (loss) and the statements of cash flows for the three months ended March 31, 2019 and 2018 for the Parent Guarantor, General Partner, each Co-Issuer, Guarantor Subsidiaries, and Non-Guarantors. Eliminations and consolidation adjustments primarily relate to the elimination of investments in subsidiaries and equity earnings (loss) related to investments in subsidiaries (in millions).

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Condensed Consolidating Balance Sheets

	As of March 31, 2019
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Total investment in real estate, net	$—	$—	$—	$—	$3,680.6	$659.6	$46.1	$4,386.3
Cash and cash equivalents	—	—	—	—	106.9	19.1	—	126.0
Investment in subsidiaries	2,368.2	18.9	3,352.6	—	—	—	(5,739.7)	—
Rent and other receivables	—	—	0.3	—	229.5	18.9	—	248.7
Restricted cash	—	—	—	—	—	1.3	—	1.3
Operating lease right-of-use assets	—	—	—	—	45.2	38.6	—	83.8
Intercompany receivable	15.2	—	1,930.6	—	8.8	—	(1,954.6)	—
Equity investments	—	—	—	—	—	299.3	—	299.3
Goodwill	—	—	—	—	455.1	—	—	455.1
Intangible assets, net	—	—	—	—	172.3	53.8	—	226.1
Other assets	—	—	3.2	—	99.0	12.6	—	114.8
Total assets	$2,383.4	$18.9	$5,286.7	$—	$4,797.4	$1,103.2	$(7,648.2)	$5,941.4
Debt	$—	$—	$2,898.6	$—	$—	$—	$—	$2,898.6
Intercompany payable	—	—	15.2	—	1,930.6	8.8	(1,954.6)	—
Finance lease liabilities	—	—	—	—	5.6	27.8	—	33.4
Operating lease liabilities	—	—	—	—	79.8	39.8	—	119.6
Construction costs payable	—	—	—	—	122.4	33.1	—	155.5
Accounts payable and accrued expenses	—	—	4.7	—	73.1	3.8	—	81.6
Dividends payable	51.5	—	—	—	—	—	—	51.5
Deferred revenue and prepaid rents	—	—	—	—	152.1	3.8	—	155.9
Deferred tax liability	—	—	—	—	—	67.2	—	67.2
Total liabilities	51.5	—	2,918.5	—	2,363.6	184.3	(1,954.6)	3,563.3
Total stockholders' equity	2,331.9	18.9	2,368.2	—	2,433.8	918.9	(5,693.6)	2,378.1
Total liabilities and equity	$2,383.4	$18.9	$5,286.7	$—	$4,797.4	$1,103.2	$(7,648.2)	$5,941.4

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

	As of December 31, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Total investment in real estate, net	$—	$—	$—	$—	$3,611.2	$644.9	$36.9	$4,293.0
Cash and cash equivalents	—	—	—	—	27.2	37.2	—	64.4
Investment in subsidiaries	2,216.9	22.2	3,122.5	—	—	—	(5,361.6)	—
Rent and other receivables	—	—	—	—	218.7	16.2	—	234.9
Intercompany receivable	23.2	—	1,761.5	—	6.8	—	(1,791.5)	—
Equity investments	—	—	—	—	—	198.1	—	198.1
Goodwill	—	—	—	—	455.1	—	—	455.1
Intangible assets, net	—	—	—	—	178.1	57.6	—	235.7
Other assets	—	—	0.5	—	94.4	16.4	—	111.3
Total assets	$2,240.1	$22.2	$4,884.5	$—	$4,591.5	$970.4	$(7,116.2)	$5,592.5
Debt	$—	$—	$2,624.7	$—	$—	$—	$—	$2,624.7
Intercompany payable	—	—	23.2	—	1,761.5	6.8	(1,791.5)	—
Finance lease liabilities	—	—	—	—	104.0	52.7	—	156.7
Construction costs payable	—	—	—	—	175.6	19.7	—	195.3
Accounts payable and accrued expenses	—	—	19.7	—	95.9	5.7	—	121.3
Dividends payable	51.0	—	—	—	—	—	—	51.0
Deferred revenue and prepaid rents	—	—	—	—	144.9	3.7	—	148.6
Deferred tax liability	—	—	—	—	—	68.9	—	68.9
Total liabilities	51.0	—	2,667.6	—	2,281.9	157.5	(1,791.5)	3,366.5
Total stockholders' equity	2,189.1	22.2	2,216.9	—	2,309.6	812.9	(5,324.7)	2,226.0
Total liabilities and equity	$2,240.1	$22.2	$4,884.5	$—	$4,591.5	$970.4	$(7,116.2)	$5,592.5

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended March 31, 2019
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/ Consolidations	Total
Revenue	$—	$—	$—	$—	$209.2	$15.8	$—	$225.0
Total operating expenses	—	—	—	—	189.3	23.9	—	213.2
Operating income	—	—	—	—	19.9	(8.1)	—	11.8
Interest expense	—	—	(32.5)	—	—	(0.4)	9.2	(23.7)
Unrealized gain on marketable equity investment	—	—	—	—	—	101.2	—	101.2
Other expense	—	—	—	—	—	(0.1)	—	(0.1)
(Loss) income before income taxes	—	—	(32.5)	—	19.9	92.6	9.2	89.2
Income tax (expense) benefit	—	—	—	—	(0.8)	1.0	—	0.2
Equity earnings (loss) related to investment in subsidiaries	83.5	0.8	113.3	—	—	—	(197.6)	—
Net income (loss)	83.5	0.8	80.8	—	19.1	93.6	(188.4)	89.4
Other comprehensive income	—	—	2.7	—	—	0.6	—	3.3
Comprehensive income (loss)	$83.5	$0.8	$83.5	$—	$19.1	$94.2	$(188.4)	$92.7

	Three Months Ended March 31, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$194.9	$1.7	$—	$196.6
Total operating expenses	—	—	—	—	167.6	1.3	—	168.9
Operating income	—	—	—	—	27.3	0.4	—	27.7
Interest expense	—	—	(23.9)	—	—	(0.7)	3.8	(20.8)
Unrealized gain on marketable equity investment	—	—	—	—	—	40.5	—	40.5
Loss on early extinguishment of debt	—	—	(3.1)	—	—	—	—	(3.1)
Net (loss) income before income taxes	—	—	(27.0)	—	27.3	40.2	3.8	44.3
Income tax expense	—	—	—	—	(0.8)	—	—	(0.8)
Equity earnings (loss) related to investment in subsidiaries	39.8	0.4	66.8	—	—	—	(107.0)	—
Net income (loss)	39.8	0.4	39.8	—	26.5	40.2	(103.2)	43.5
Other comprehensive income	—	—	—	—	—	0.1	—	0.1
Comprehensive income (loss)	$39.8	$0.4	$39.8	$—	$26.5	$40.3	$(103.2)	$43.6

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2019
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Net cash (used in) provided by operating activities	$—	$—	$(46.5)	$—	$79.9	$1.3	$9.2	$43.9
Cash flows from investing activities:
Investment in real estate	—	—	—	—	(258.6)	(34.1)	(9.2)	(301.9)
Investment in subsidiaries	(105.0)	(0.8)	(106.0)	—	—	—	211.8	—
Return of investment	50.4	—	—	—	—	—	(50.4)	—
Intercompany borrowings	8.7	—	(169.1)	—	(2.0)	—	162.4	—
Net cash (used in) provided by investing activities	(45.9)	(0.8)	(275.1)	—	(260.6)	(34.1)	314.6	(301.9)
Cash flows from financing activities:
Issuance of common stock, net	105.0	—	—	—	—	—	—	105.0
Dividends paid	(50.4)	—	(50.4)	—	—	—	50.4	(50.4)
Intercompany borrowings	—	—	(8.7)	—	169.1	2.0	(162.4)	—
Proceeds from revolving credit facility	—	—	275.7	—	—	—	—	275.7
Payments on finance lease liabilities	—	—	—	—	(0.3)	(0.3)	—	(0.6)
Tax payment upon exercise of equity awards	(8.7)	—	—	—	—	—	—	(8.7)
Contributions/distributions from parent	—	0.8	105.0	—	91.6	14.4	(211.8)	—
Net cash provided by (used in) financing activities	45.9	0.8	321.6	—	260.4	16.1	(323.8)	321.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	—	—	(0.1)	—	(0.1)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	—	—	—	79.7	(16.8)	—	62.9
Cash, cash equivalents and restricted cash at beginning of period	—	—	—	—	27.2	37.2	—	64.4
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—	$—	$106.9	$20.4	$—	$127.3

	Three Months Ended March 31, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Net cash (used in) provided by operating activities	$—	$—	$(37.3)	$—	$77.4	$0.3	$3.8	$44.2
Cash flows from investing activities:
Investment in real estate	—	—	—	—	(141.4)	—	(3.8)	(145.2)
Investment in subsidiaries	(142.9)	(1.4)	(143.4)	—	—	—	287.7	—
Return of investment	41.0	—	—	—	—	—	(41.0)	—
Intercompany borrowings	4.4	—	0.3	—	—	—	(4.7)	—
Net cash (used in) provided by investing activities	(97.5)	(1.4)	(143.1)	—	(141.4)	—	238.2	(145.2)
Cash flows from financing activities:
Issuance of common stock, net	142.9	—	—	—	—	—	—	142.9
Dividends paid	(41.0)	—	(41.0)	—	—	—	41.0	(41.0)
Intercompany borrowings	—	—	(4.4)	—	(0.3)	—	4.7	—
Proceeds from unsecured term loan	—	—	985.6	—	—	—	—	985.6
Repayments of unsecured term loan	—	—	(902.7)	—	—	—	—	(902.7)
Payments on finance lease liabilities	—	—	—	—	(2.2)	(0.4)	—	(2.6)
Tax payment upon exercise of equity awards	(4.4)	—	—	—	—	—	—	(4.4)
Contributions/distributions from parent	—	1.4	142.9	—	142.9	0.5	(287.7)	—
Net cash provided by (used in) financing activities	97.5	1.4	180.4	—	140.4	0.1	(242.0)	177.8
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—	—	—	76.4	0.4	—	76.8
Cash, cash equivalents and restricted cash at beginning of period	—	—	—	—	151.2	0.7	—	151.9
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—	$—	$227.6	$1.1	$—	$228.7

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

17. Subsequent Events

During the first two days of April 2019, the Company settled approximately 2.9 million shares of its common stock at an average price of $52.24. The Company received net proceeds of approximately $148.1 million after giving effect to sales agent commissions of $1.2 million resulting in approximately $495.4 million available for future offerings under the New 2018 ATM Stock Offering Program.

On April 12, 2019, CyrusOne sold approximately 5.7 million ADSs, each representing eight Class A ordinary shares, par value $0.00005 per share, of GDS through a block trade made in reliance on Rule 144 of the Securities Act of 1933, as amended, for a total sales price of approximately $200.0 million. CyrusOne continues to hold approximately 2.3 million ADSs, valued at approximately $90.0 million based on the GDS closing price on April 11, 2019 with the remaining ADSs being subject to a lock-up period expiring October 12, 2019, subject to customary carve outs. The commercial agreement between CyrusOne and GDS remains in place, and Gary Wojtaszek, CyrusOne’s President and Chief Executive Officer, remains a member of the GDS Board of Directors. The transaction settled on April 16, 2019. The proceeds were used to pay down $200.0 million of the 2023 Term Loan.

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
In particular, statements pertaining to our capital resources, portfolio performance, financial condition and results of operations contain certain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) loss of key customers; (ii) economic downturn, natural disaster or oversupply of data centers in the limited geographic areas that we serve; (iii) risks related to the development of our properties and our ability to successfully lease those properties; (iv) weakening in the fundamentals for data center real estate, including but not limited to, decreases in or slowed growth of global data, e-commerce and demand for outsourcing of data storage and cloud-based applications; (v) loss of access to key third-party service providers and suppliers; (vi) risks of loss of power or cooling which may interrupt our services to our customers; (vii) inability to identify and complete acquisitions and operate acquired properties, including those acquired in the recently completed acquisition of Zenium Topco Ltd. and certain other affiliated entities (“Zenium”); (viii) our failure to obtain necessary outside financing on favorable terms, or at all; (ix) restrictions in the instruments governing our indebtedness; (x) risks related to environmental matters; (xi) unknown or contingent liabilities related to our acquisitions; (xii) significant competition in our industry; (xiii) loss of key personnel; (xiv) risks associated with real estate assets and the industry; (xv) failure to maintain our status as a REIT or to comply with the highly technical and complex REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"); (xvi) REIT distribution requirements could adversely affect our ability to execute our business plan; (xvii) insufficient cash available for distribution to stockholders; (xviii) future offerings of debt may adversely affect the market price of our common stock; (xix) increases in market interest rates will increase our borrowings costs and may drive potential investors to seek higher dividend yields and reduce demand for our common stock; (xx) market price and volume of stock could be volatile; (xxi) our international activities, including those now conducted as a result of the recently completed Zenium acquisition and land acquisitions, are subject to special risks different from those faced by us in the United States; (xxii) the uncertainty surrounding the United Kingdom’s decision to withdraw from the European Union and around the British Parliament’s approval of the agreement with the European Union regarding the United Kingdom’s withdrawal from the European Union; (xxiii) expanded and widened price increases in certain selective materials for data center development capital expenditures due to international trade negotiations; (xxiv) any failure to comply with anti-corruption laws and regulations could have adverse effects on our business; (xxv) legislative or other actions relating to taxes could have a negative effect on us; and (xxvi) other factors affecting the real estate and technology industries generally.
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018 and our other filings with the United States Securities and Exchange Commission (“SEC”). Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We disclaim any obligation other than as required by law to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors or for new information, data or methods, future events or other changes.

Overview
Our Company. We are a fully integrated, self-managed data center real estate investment trust ("REIT") that owns, operates and develops enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Our data centers are generally purpose-built facilities with redundant power and cooling. They are not network specific and enable customer connectivity to a range of telecommunication carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology ("IT") infrastructure for approximately 1,000 customers in 48 data centers and 2 recovery centers in 13 markets (10 cities in the U.S., London, U.K., Singapore and Frankfurt, Germany).
Our Portfolio
We own and operate 48 data centers and 2 recovery centers totaling 7.0 million Net Rentable Square Feet ("NRSF"), 86% of the Colocation Square Feet ("CSF") is leased and has 750 megawatts ("MW") of power capacity. This includes 12 buildings where we lease such facilities. We are lessee of approximately 5% of our total operating NRSF as of March 31, 2019. Also included in our total NRSF, CSF and MW are pre-stabilized assets (which include data halls that have been in service for less than 24 months and are less than 85% leased) that have approximately 478,000 NRSF, 38% of the CSF is leased with capacity of 40 MW of power.
In addition, we have properties under development comprising approximately 1.5 million NRSF and 82 MW of power capacity. The estimated remaining total costs to develop these properties is between $511.0 million and $589.0 million. The final costs to develop could change depending on the capital improvements required based on the lease contracts executed on such properties. We also have 484 acres of land available for future data center development.
Operational Overview

The following discussion provides an overview of our capital and financing activity, operations and transactions for the three months ended March 31, 2019 and should be read in conjunction with the full discussion of our operating results, liquidity and capital resources included in this Form 10-Q as well as the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the year ending December 31, 2018.

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

We anticipate having sufficient liquidity to fund our capital and operating expenses, including costs to maintain our properties and distributions, though we may finance investments, including acquisitions and developments, with the issuance of new shares of our common stock, proceeds from asset sales or through additional borrowings. Please see "Financial Condition, Liquidity and Capital Resources" for additional discussion.

Inflation
The U.S. economy has experienced low inflation over the last several years, as a result, inflation has not had a significant impact on our business. Our customer leases generally do not provide for annual increases in rent based on inflation. As a result, we bear the risk of increases in the costs of operating and maintaining our data center facilities. Some of our leases have annual rent escalators, typically ranging from 1-3%; as a result we bear the risk of increases in operating costs. Some of our leases are structured to pass-through the cost of sub-metered utilities. In the future, we expect more of our leases to pass-through utility costs. In addition, approximately 67% of our leases expire within six years which enables us to replace existing leases with new leases at then existing rates.

Summary of Significant Transactions and Activities for the Three Months Ended March 31, 2019 and 2018

Real Estate Acquisitions, Development and Other Activities

During the three months ended March 31, 2019, we had cash capital expenditures of $301.9 million, of which $299.2 million related to the construction of data centers. The expansion and development of additional power capacity and building square feet contributed to our year-over-year revenue increase in 2019. As of March 31, 2019, the estimated remaining cost to development is between $511.0 million to $589.0 million and is expected to add 82 MWs and approximately 0.2 million CSF, 1.2 million powered shell, and 0.1 million of other supporting infrastructure. In addition, during the three months ended March 31, 2019, we acquired 30 acres of land in Santa Clara, California and San Antonio, Texas for future development for $40.1 million.

Capital and Financing Activity

In March 2018, we entered into a new senior unsecured credit agreement (the "$3.0 Billion Credit Facility"). The new agreement includes a $1.7 billion revolving credit facility (the "$1.7 Billion Revolving Credit Facility"), which includes a $750.0 million multicurrency borrowing sublimit, with a maturity of March 2022 that includes a one-year extension option exercisable by us, subject to certain conditions. The agreement includes a 5-year term loan with commitments totaling $1.0 billion (the "2023 Term Loan") and a $300.0 million 7-year term loan (the "2025 Term Loan"). The 2023 Term Loan includes a delayed draw feature which allows the Company to draw $300.0 million in up to three tranches over a six-month period in multiple currencies. The $1.7 Billion Revolving Credit Facility has the option to borrow in non-USD currencies. The $3.0 Billion Credit Facility also includes an accordion feature providing for an aggregate increase in the revolving and term components to $4.0 billion, subject to certain conditions. As of March 31, 2019, we had $1,000.0 million, $300.0 million and $415.8 million outstanding under the 2023 Term Loan, the 2025 Term Loan and the $1.7 Billion Revolving Credit Facility, respectively. The $1.7 Billion Revolving Credit Facility, 2023 Term Loan and 2025 Term Loan are prepayable at our option.

On March 29, 2018, we used the proceeds of the $1.0 billion of borrowings under the $3.0 Billion Credit Facility to repay in full our prior credit facility in an amount of $900.0 million and subsequently used a portion of the remaining liquidity, along with cash, for further build out of existing data centers and the development of new data centers.

During the first quarter of 2018, the Board authorized the Company to enter into sales agreements pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate sales price of up to $500.0 million (the "2018 ATM Stock Offering Program"). During the fourth quarter of 2018, the Board authorized us to enter into sales agreements pursuant to which we may issue and sell from time to time shares of our common stock having an aggregate sales price of up to $750.0 million (the "New 2018 ATM Stock Offering Program"). The New 2018 ATM Stock Offering Program replaced the 2018 ATM Stock Offering Program. For the three months ended March 31, 2019, we sold approximately 2.0 million shares of our common stock under our ATM stock offering programs, generating net proceeds of approximately $104.1 million after giving effect to sales agent commissions of $1.3 million. As of March 31, 2019, there was $644.6 million under the New 2018 ATM Stock Offering Program available for future offerings.

Concentration of revenue

We define our annualized backlog as the twelve-month recurring revenue (calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”)) for executed lease contracts achieved upon full occupancy which have not commenced as of the end of a period. Our backlog as of March 31, 2019 and December 31, 2018 was approximately $39.0 million and $54.0 million, respectively. During the three months ended March 31, 2019, one customer represented 21% of our revenue. Similar to our revenue growth noted above, our backlog is primarily due to the robust demand across the cloud and enterprise companies and larger lease contracts. Because GAAP revenue for any period is generally a function of straight line revenue recognized from lease contracts in existence at the beginning of a period, as well as lease contract renewals and new customer lease contracts commencing during the period, backlog as of any period is not necessarily indicative of near-term performance. Our presentation of backlog may differ from other companies in our industry.

Results of Operations
Three Months Ended March 31, 2019, Compared to Three Months Ended March 31, 2018:

IN MILLIONS, except share and per share data
	Three months ended March 31,
	2019	2018	$ Change	% Change
Lease revenue
Colocation (Minimum lease payments)	$188.4	$165.2	$23.2	14%
Metered power reimbursements (Variable lease payments)	28.5	21.6	6.9	32%
Total lease revenue	216.9	186.8	30.1	16%

Revenue from contracts with customers
Equipment sales	3.9	5.8	(1.9)	(33)%
Other revenue	4.2	4.0	0.2	5%
Total revenue from contracts with customers	8.1	9.8	(1.7)	(17)%
Total Revenue	225.0	196.6	28.4	14%

Operating expenses:
Property operating expenses	83.3	67.8	15.5	23%
Sales and marketing	5.3	5.3	—	n/m
General and administrative	22.2	19.3	2.9	15%
Depreciation and amortization	102.1	74.6	27.5	37%
Transaction, acquisition, integration and other related expenses	0.3	1.9	(1.6)	(84)%
Total operating expenses	213.2	168.9	44.3	26%
Operating income	11.8	27.7	(15.9)	(57)%
Interest expense	(23.7)	(20.8)	2.9	14%
Unrealized gain on marketable equity investment	101.2	40.5	60.7	n/m
Loss on early extinguishment of debt	—	(3.1)	3.1	n/m
Other expense	(0.1)	—	(0.1)	n/m
Net income (loss) before income taxes	89.2	44.3	44.9	n/m
Income tax expense	0.2	(0.8)	1.0	n/m
Net income (loss)	$89.4	$43.5	$45.9	n/m
Operating gross margin	5.2%	14.1%
Capital expenditures:
Investment in real estate	$299.2	$142.8	$156.4	n/m
Recurring maintenance capital	2.7	2.4	0.3	13%
Total	$301.9	$145.2	$156.7	n/m
Metrics information:
CSF(1)	4,061,000	3,348,000	713,000	21%
Leased rate(2)	86%	86%	—%	n/m
(1) CSF represents the NRSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.
(2) CSF Leased is calculated by dividing CSF under signed leases for colocation space (whether or not the lease has commenced billing) by total CSF.

The three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Operations
As of March 31, 2019, we had approximately 1,000 customers (not including customers that have signed leases but have not begun occupying space), many of which have signed leases for multiple sites and multiple services, amenities and/or features. We generate recurring revenues from leasing colocation space and nonrecurring revenues from the initial installation and set-up of customer equipment. We provide customers with data center services pursuant to leases with a customary initial term of three to ten years. As of March 31, 2019, the weighted average remaining term was 4.6 years based upon annualized rent. Lease expirations through 2021, excluding month-to-month leases, represent 24% of our total NRSF, or 37% of our aggregate annualized rent as of March 31, 2019. At the end of the lease term, customers may sign a new lease or automatically renew pursuant to the terms of their lease. The automatic renewal period could be for varying lengths, depending on the terms of the contract, such as, for the original lease term, one year or month-to-month. As of March 31, 2019, 1% of the NRSF in our portfolio was subject to month-to-month leases.

Revenue

For the three months ended March 31, 2019, revenue was $225.0 million, an increase of $28.4 million, or 14% compared to $196.6 million for the three months ended March 31, 2018. Fluctuations in revenue are dependent upon our ability to maintain our existing revenue base, sell new capacity, and maintain or increase rental rates at our properties. Recurring rent churn of 2.1% for the three months ended March 31, 2019 increased by 1.6% as compared to the 0.5% for the three months ended March 31, 2018. The Company calculates recurring rent churn as any reduction in recurring rent due to customer terminations, service reductions or net pricing decreases as a percentage of rent at the beginning of the period, excluding any impact from metered power reimbursements or other usage-based billing. Colocation square feet increased 21% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Leased CSF as of March 31, 2019 and 2018 was 86%. The occupancy percentage increase is primarily related to data centers in the lease-up stage that moved into stabilized properties (which include data halls that have been in service for at least 24 months or are at least 85% leased) during the three months ended March 31, 2019. The properties are located in Dallas, Chicago and Northern Virginia.

The revenue increase of $28.4 million for 2019, as compared to 2018 is primarily due to the following:

•
$22.2 million increase in Colocation rent primarily due to $22.9 million increase from existing and new customers and a $10.6 million increase from the acquisition of Zenium in August 2018, offset in part by $6.5 million of rent churn and $4.8 million of lower termination fees.

•
$7.0 million increase in metered power reimbursements primarily due to $5.2 million from existing and new customers and $3.2 million from the Zenium acquisition offset in part by $1.4 million of rent churn.

•	$0.9 million increase in interconnection revenue

•	$1.9 million decrease primarily due to a decrease in equipment sales and

•	$0.2 million increase in other revenue from managed services.

Operating Expenses

Property operating expenses

For the three months ended March 31, 2019, property operating expenses were $83.3 million, an increase of $15.5 million, or 23%, compared to $67.8 million for the three months ended March 31, 2018 primarily due to the following:

•
$5.9 million increase in property operating expenses as a result of the timing of acquisitions for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to the acquisition of Zenium.

•	$6.8 million increase primarily due to electricity, repairs and maintenance, and security primarily due to our increased NRSF, higher utility rates, and power usage.

•
$2.3 million increase in rent and leased equipment primarily due to a $4.0 million increase from the implementation of the new accounting standard for leases offset in part by a $1.7 million decrease from lease expirations in 2018.

•	$2.3 million increase in personnel, property taxes and other operating expenses, primarily related to personnel supporting our additional CSF deployed and Zenium acquisition, offset in part by

•	$1.9 million decrease in equipment cost of sales.

General and administrative expenses

For the three months ended March 31, 2019, general and administrative expenses were $22.2 million, an increase of $2.9 million, or 15%, compared to $19.3 million for the corresponding period in 2018, primarily due to the following:

•	$1.4 million increase in personnel expense primarily due to the acquisition of Zenium which closed in August 2018.

•	$1.6 million increase in legal expenses with approximately $0.4 million due to the new leasing standard for legal costs expensed that would have been capitalized under the previous standard.

•
$0.5 million increase for employee-related costs and stock-based compensation expense for the three months ended March 31, 2019 as compared to 2018, primarily related to personnel supporting our additional CSF deployed and

•	$0.5 million decrease due to bad debt recognized as a reduction in revenue in 2019.

Depreciation and amortization expense

For the three months ended March 31, 2019, depreciation and amortization expense was $102.1 million, an increase of $27.5 million, or 37%, compared to $74.6 million for the corresponding period in 2018. This increase was primarily driven by $14.0 million related to the Zenium acquisition and $14.5 million other assets that were placed in service after the first quarter of 2018 offset in part by $1.0 million related to the derecognition of build-to-suit leases and their classification as operating leases under ASC 842 (see Note 3. "Recently Adopted Accounting Standards", for further information). Since March 31, 2018, approximately $889.2 million of new data center assets have been placed in service. Depreciation and amortization expense is expected to increase in future periods as we complete the development of new properties and installation of equipment and facilities to support our customers.

Non-Operating Income and Expenses

Interest expense

For the three months ended March 31, 2019, interest expense was $23.7 million, an increase of $2.9 million, or 14%, as compared to $20.8 million for the corresponding period in 2018. A $9.1 million increase in gross interest expense was partially offset by a $4.2 million increase in our capitalized interest in 2019 compared to the corresponding period in 2018 due to increased development activity and $1.9 million decrease due to finance leases that were derecognized under the new accounting standard for leases. See Note 3. "Recently Adopted Accounting Standards". The increase in interest expense was primarily a result of the increase in the outstanding balances of the 2023 Term Loan, 2025 Term Loan and $1.7 Billion Revolving Credit Facility as compared to the prior year period. We anticipate drawing on our $1.7 Billion Revolving Credit Facility to fund, in part, our new investments in data centers, including potential acquisitions. Accordingly, we anticipate our interest expense to increase in future periods.

Unrealized gain on marketable equity investment

For the three months ended March 31, 2019, unrealized gain on our marketable equity investment in GDS Holdings Limited ("GDS") was $101.2 million, primarily as a result of an increase in GDS's share price over the comparable prior year period. See Note 17. "Subsequent Events", related to our sale of a portion of our equity investment in GDS.

Significant Balance Sheet Fluctuations

The table below relates to significant fluctuations in certain line items of our condensed consolidated balance sheets from December 31, 2018 to March 31, 2019 (in millions):

	March 31, 2019	December 31, 2018	Difference
Total investment in real estate, net	$4,386.3	$4,293.0	$93.3
Equity investments	299.3	198.1	101.2
Operating lease right-of-use assets	83.8	—	83.8
Debt	2,898.6	2,624.7	273.9
Finance lease liabilities	33.4	156.7	(123.3)
Operating lease liabilities	119.6	—	119.6
Additional paid in capital	2,938.2	2,837.4	100.8

The increase in total investment in real estate, net was primarily due to the continued development of data centers in Amsterdam, Austin, Dallas, Frankfurt, London, the New York Metro area, Northern Virginia, Phoenix and Raleigh-Durham less depreciation expense of $88.9 million. In addition, we had land purchases in San Antonio and Santa Clara.

The increase in equity investments was primarily due to the fair value increase in our GDS investment and resulting unrealized gain. We did not receive any distributions related to our equity investment during the three months ended March 31, 2019 or year ended December 31, 2018.

The increase in operating lease ROU assets is due to the new accounting standard for leases (see Note 5. "Leases").

The increase in debt, net was primarily due to increased borrowings on the $1.7 Billion Revolving Credit Facility.

The decrease in finance lease liabilities and the increase in operating lease liabilities are due to the new accounting standard for leases (see Note 5. "Leases").

The increase in additional paid in capital was primarily due to proceeds from the Company's March 2019 ATM stock offering under the New 2018 ATM Stock Offering Program.

Key Performance Indicators - Non-GAAP Financial Measures

In addition to amounts presented in accordance with GAAP, we also present certain supplemental non-GAAP financial measures related to our performance. These non-GAAP financial measures should not be construed as being more important than comparable GAAP financial measures. In compliance with SEC requirements, our non-GAAP financial measures presented herein are reconciled to net income (loss), the most directly comparable GAAP financial measure. Neither the SEC nor any regulatory body has passed judgment on these non-GAAP measurements.

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

We calculate Normalized FFO as FFO plus loss on early extinguishment of debt; unrealized (gain) loss on marketable equity investment; new accounting standards and regulatory compliance and the related system implementation costs; amortization of trade names; transaction, acquisition, integration and other related expenses; severance and management transition costs; legal claim costs and other special items as appropriate. We believe our Normalized FFO calculation provides a comparable measure between different periods. Other REITs may not calculate Normalized FFO in the same manner. Accordingly, our Normalized FFO may not be comparable to others.

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

On January 1, 2019, we adopted the new accounting standard with respect to leases, see Note 3. "Recently Adopted Accounting Standards" and Note 5. "Leases". We have adopted the new standard using the modified retrospective transition method, where financial statement presentations prior to the date of adoption are not adjusted. Accordingly, all information related to periods prior to 2019 have not been adjusted, including non-GAAP measurements.

The following table reflects the reconciliation to GAAP net income of FFO and Normalized FFO for the three months ended March 31, 2019 and 2018 (amounts in millions):

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
Net income (loss)	$89.4	$43.5	$45.9	n/m
Real estate depreciation and amortization(1)	100.1	72.5	27.6	38%
Funds from Operations ("FFO") - NAREIT defined	$189.5	$116.0	$73.5	63%
Loss on early extinguishment of debt	—	3.1	(3.1)	n/m
Unrealized gain on marketable equity investment	(101.2)	(40.5)	(60.7)	n/m
New accounting standards and regulatory compliance and the related system implementation costs	0.3	0.5	(0.2)	(40)%
Amortization of tradenames(1)	0.2	0.3	(0.1)	(33)%
Transaction, acquisition, integration and other related expenses(1)	0.3	1.9	(1.6)	(84)%
Severance and management transition costs	0.1	0.7	(0.6)	(86)%
Legal claim costs	0.1	0.2	(0.1)	(50)%
Normalized Funds from Operations ("Normalized FFO")	$89.3	$82.2	$7.1	9%
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

The following table reflects the reconciliation of Net Income (Loss) to NOI for the three months ended March 31, 2019 and March 31, 2018 (amounts in millions):

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
Net Income (Loss)	$89.4	$43.5	$45.9	n/m
Sales and marketing expenses	5.3	5.3	—	n/m
General and administrative expenses	22.2	19.3	2.9	15%
Depreciation and amortization expenses	102.1	74.6	27.5	37%
Transaction, acquisition, integration and other related expenses	0.3	1.9	(1.6)	(84)%
Interest expense	23.7	20.8	2.9	14%
Unrealized (gain) loss on marketable equity investment	(101.2)	(40.5)	(60.7)	n/m
Loss on early extinguishment of debt	—	3.1	(3.1)	n/m
Other expenses	0.1	—	0.1	n/m
Income tax expense	(0.2)	0.8	(1.0)	n/m
Net Operating Income	$141.7	$128.8	$12.9	10%

Financial Condition, Liquidity and Capital Resources
Short-term Liquidity

Our short-term liquidity requirements primarily consist of operating, sales and marketing, and general and administrative expenses, dividend payments and recurring capital expenditures for our data center properties. We generally expect to meet these requirements from our cash flow from operations, cash balances and availability under our $1.7 Billion Revolving Credit Facility. For the three months ended March 31, 2019, our cash provided by operating activities was $43.9 million. This was less than our dividend payment for the three months of 2019 of $50.4 million. We expect our cash provided by operating activities to trend in excess of our dividend payments for the year.

Available capacity under the $3.0 Billion Credit Facility as of March 31, 2019 was $1,276.2 million, all of which is related to the $1.7 Billion Revolving Credit Facility. Total liquidity as of March 31, 2019 was approximately $1,402.2 million, which included availability of $1,276.2 million under the $3.0 Billion Credit Facility, and cash and cash equivalents of $126.0 million. For the three months ended March 31, 2019, we had borrowings of $415.8 million under the $1.7 Billion Revolving Credit Facility.

During the fourth quarter of 2018, the Board authorized us to enter into sales agreements pursuant to which we may issue and sell from time to time shares of our common stock having an aggregate sales price of up to $750.0 million (the "New 2018 ATM Stock Offering Program"). The New 2018 ATM Stock Offering Program replaced the 2018 ATM Stock Offering Program. For the three months ended March 31, 2019, we sold approximately 2.0 million shares of our common stock under our ATM stock offering programs, generating net proceeds of approximately $104.1 million after giving effect to sales agent commissions of $1.3 million. As of March 31, 2019, there was $644.6 million under the New 2018 ATM Stock Offering Program available for future offerings.
Long-term Liquidity

Our long-term liquidity requirements primarily consist of our capital expenditures for the development and acquisition of our data centers. For the three months ended March 31, 2019, our cash capital expenditures were $301.9 million. Our capital expenditures are primarily discretionary, excluding leases under contract, and have been utilized to expand our existing data center properties, acquire or construct new facilities, or both. We intend to continue to pursue additional growth opportunities and are prepared to commit additional resources to support this growth. We expect our total estimated capital expenditures for 2019 to be between $900.0 million and $1.0 billion. We expect to meet our long-term liquidity requirements, including potential acquisitions, from cash and cash equivalents, cash flows from our operations, issuances of debt and equity securities, and borrowings under our $1.7 Billion Revolving Credit Facility.

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

As of March 31, 2019, all of our outstanding debt matures between 2023 and 2027, with a weighted average of 5.1 years to maturity. We expect to refinance these debts at or before their maturities, or retire the debt from the sources described in this section. Our interest rate mix was 41% fixed and 59% floating.

In addition to the sources of capital described herein, we have access to other potential sources of capital including mortgage financing, property dispositions and sales of joint venture interests in our properties.

Cash Flows
Comparison of Three Months Ended March 31, 2019 and March 31, 2018

Cash provided by operating activities for the three months ended March 31, 2019 was $43.9 million compared to $44.2 million for the three months ended March 31, 2018, a decrease of $0.3 million. The decrease of $0.3 million was primarily due to an increase in interest payments related to debt of $4.5 million, over the corresponding prior year period, and to a lesser extent, increases in payments of annual property taxes of $2.9 million with the remaining increase due to payroll, our year-end bonus and other accruals, partially offset by an increase of $12.9 million in operating income as explained above.

Cash used in investing activities for the three months ended March 31, 2019 was $301.9 million compared to $145.2 million for the three months ended March 31, 2018. Substantially all of our investing activity for both periods related to our development and acquisition activities. Our capital expenditures for 2019 related primarily to the continued development in key markets, primarily in Amsterdam, Austin, Dallas, Frankfurt, London, the New York Metro area, Northern Virginia, Phoenix and Raleigh-Durham. Acquisitions included land purchases of $40.1 million in Santa Clara and San Antonio. Our capital expenditures for 2018 included the continued development in key markets, primarily Chicago, Dallas, Northern Virginia and Somerset.

Cash provided by financing activities for the three months ended March 31, 2019 was $321.0 million compared to $177.8 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, cash provided by financing activities was due to net proceeds from the issuance of common stock of $105.0 million, $37.9 million less than the corresponding period in 2018, and net proceeds from borrowings on our revolving credit facility of $275.7 million, a $192.8 million increase in proceeds from debt compared to net borrowings on the term loan for the three months ended March 31, 2018. Other cash used in financing activities during the three months ended March 31, 2019 primarily related to dividends paid to stockholders of $50.4 million compared to $41.0 million in 2018 due to the increase in the number of common shares outstanding.
Distribution Policy
In order to comply with the REIT requirements of the Code, we are required to make quarterly distributions to our shareholders of at least 90% of our taxable income. Distributions made by us are determined by our board of directors in its sole discretion. If we have underestimated our cash available for distribution, we may need to increase our borrowings in order to fund our intended distributions. Notwithstanding the foregoing, our $3.0 Billion Credit Facility and indentures restrict CyrusOne LP from making distributions to holders of our operating partnership units, or redeeming or otherwise repurchasing shares of our operating partnership units, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable CyrusOne Inc. to maintain its qualification as a REIT and to minimize the payment of income taxes.
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
Also as a part of our normal course of business we procure certain data center equipment (generally generators and power distribution units) and utility power under purchase commitments, where we would be required to purchase certain minimum volumes. In general, we expect to manage these contracts such that the committed volume levels are below our current requirements and at prices that are below current spot market prices. However, if our requirements were to decrease or the spot market prices were to increase, we could be obligated to complete the remaining minimum purchase commitments, holding the excess equipment for future development or disposing at then current prices. As of March 31, 2019, our aggregate commitments under these contracts is approximately $51.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure to interest rate risk, arising from variable-rate borrowings under our $3.0 Billion Credit Facility and our fixed-rate long-term debt.
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
As of March 31, 2019, we had approximately $1.2 billion of contractually outstanding consolidated debt at a weighted average fixed interest rate of approximately 5.16% and $1,715.8 million of amounts outstanding under credit facilities with a weighted average variable interest rate of monthly LIBOR plus 1.25%. Monthly LIBOR as of March 31, 2019 was 2.50%.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments are traded or are otherwise terminated prior to maturity. However, interest rate changes will affect the fair value of our fixed rate instruments.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. We are exposed to interest rate changes primarily as a result of our variable rate debt we incur on our senior unsecured credit agreement and our consolidated cash investments. As of March 31, 2019, our floating rate debt outstanding was $1,715.8 million. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures as of March 31, 2019 (amounts in millions, where positive amounts reflect an increase in net income and bracketed amounts reflect a decrease in net income):

	2.0%	1.5%	1.0%	0.5%
Variable rate credit facilities expense	$(34.3)	$(25.7)	$(17.2)	$(8.6)

Floating rate interest income is not significant as of March 31, 2019.

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
Refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for a description of the Company's market risks. There were no material changes for the period ended March 31, 2019.

Foreign Currency Risk

As a result of the Zenium acquisition, we added foreign operations in the United Kingdom and Germany that, along with operations in Singapore, expose us to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. As of March 31, 2019, our exposure to foreign currency is not significant. For the three months ended March 31, 2019, our foreign currency translation adjustment included within stockholders’ equity was $0.6 million.

As a result of the Zenium acquisition, our exposure to foreign currency is expected to increase, primarily related to British pound sterling and Euro. We expect that future investments and expenditures relating to international operations will be incurred in their functional currencies. One of the ways we may mitigate future investment and operational foreign currency exposure could be by borrowing under our $3.0 Billion Credit Facility in the particular foreign currency, subject to availability and applicable borrowing conditions. However, we may incur foreign currency transaction gains and losses, which would impact our consolidated net income, and translation of financial statements from the foreign functional currency to U.S. dollars, which would be included in other comprehensive income (loss) and stockholders' equity.
Commodity Price Risk
Certain of our operating costs are subject to price fluctuations caused by the volatility of the underlying commodity prices, including electricity used in our data center operations, and building materials, such as steel and copper, used in the construction of our data centers. In addition, the lead time to purchase certain equipment for our data centers is substantial which could result in increased costs for these construction projects. In addition, we have entered into several contracts to purchase electricity. As of March 31, 2019, these contracts represent less than our forecasted usage.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2019. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2019, the Company's disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, from time to time we are subject to claims and administrative proceedings. We do not believe any currently outstanding matters would have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations, liquidity and cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 22, 2019, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2019, the Company had no unregistered sales of equity securities or purchases of its common stock.

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

10.1
First Amendment to the Amended and Restated Agreement of Limited Partnership of CyrusOne LP, dated as of February 18, 2019 (Incorporated by reference to Exhibit 10.3 of Form 10-K, filed by CyrusOne Inc. on February 22, 2019 (Registration No. 001-35789)).

10.2†
CyrusOne Restated 2012 Long Term Incentive Plan (as amended and restated February 18, 2019) (Incorporated by reference to Exhibit 10.36 of Form 10-K, filed by CyrusOne Inc. on February 22, 2019 (Registration No. 001-35789)).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 2nd day of May, 2019.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President and Chief Executive Officer

By:	/s/ Diane M. Morefield
Diane M. Morefield
Executive Vice President and Chief Financial Officer

By:	/s/ Mark E. Skomal
Mark E. Skomal
Senior Vice President and Chief Accounting Officer