Form 10-Q
period 2019-06-30
CyrusOne Inc.
filed 2019-08-02
CIK 1553023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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
Yes  ☐    No  ☒
There were 113,192,342 shares of common stock outstanding as of July 25, 2019 with a par value of $0.01 per share.

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

CyrusOne Inc. is a real estate investment trust, or REIT, whose only material asset is its ownership of the operating partnership units of CyrusOne LP. CyrusOne Inc. does not conduct business itself, other than acting as the sole beneficial owner and trustee of CyrusOne GP, a Maryland statutory trust, issuing public equity from time to time and guaranteeing certain debt of CyrusOne LP and certain of its subsidiaries. CyrusOne Inc., directly or indirectly, owns all the operating partnership units of CyrusOne LP. and has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control. CyrusOne Inc. itself does not issue any indebtedness but guarantees the debt of CyrusOne LP and certain of its subsidiaries, as disclosed in this report. CyrusOne LP and its subsidiaries hold substantially all the assets of the Company. CyrusOne LP conducts the operations of the business, along with its subsidiaries, and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by CyrusOne Inc., which are generally contributed to CyrusOne LP in exchange for operating partnership units, CyrusOne LP generates the capital required for the Company's business through CyrusOne LP's operations and incurrence of indebtedness.
As of June 30, 2019, the total number of outstanding shares of our common stock was approximately 113.2 million.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CyrusOne Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	June 30, 2019	December 31, 2018
Assets
Investment in real estate:
Land	$148.0	$118.5
Buildings and improvements	1,689.7	1,677.5
Equipment	2,869.7	2,630.2
Gross operating real estate	4,707.4	4,426.2
Less accumulated depreciation	(1,207.4)	(1,054.5)
Net operating real estate	3,500.0	3,371.7
Construction in progress, including land under development	799.2	744.9
Land held for future development	200.4	176.4
Total investment in real estate, net	4,499.6	4,293.0
Cash and cash equivalents	144.1	64.4
Rent and other receivables (net of allowance for doubtful accounts of $1.4 and $1.7 as of June 30, 2019 and December 31, 2018, respectively)	268.4	234.9
Restricted cash	1.3	—
Operating lease right-of-use assets, net	78.5	—
Equity investments	91.9	198.1
Goodwill	455.1	455.1
Intangible assets (net of accumulated amortization of $187.0 and $166.9 as of June 30, 2019 and December 31, 2018, respectively)	215.3	235.7
Other assets	115.5	111.3
Total assets	$5,869.7	$5,592.5
Liabilities and equity
Debt	$2,713.8	$2,624.7
Finance lease liabilities	31.6	156.7
Operating lease liabilities	114.1	—
Construction costs payable	149.5	195.3
Accounts payable and accrued expenses	112.8	121.3
Dividends payable	53.0	51.0
Deferred revenue and prepaid rents	166.8	148.6
Deferred tax liability	65.5	68.9
Total liabilities	3,407.1	3,366.5
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 113,176,370 and 108,329,314 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1.1	1.1
Additional paid in capital	3,089.5	2,837.4
Accumulated deficit	(613.0)	(600.2)
Accumulated other comprehensive loss	(15.0)	(12.3)
Total stockholders’ equity	2,462.6	2,226.0
Total liabilities and equity	$5,869.7	$5,592.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$251.5	$196.9	$476.5	$393.5
Operating expenses:
Property operating expenses	103.3	68.9	186.6	136.7
Sales and marketing	5.3	4.4	10.6	9.7
General and administrative	19.7	18.6	41.9	37.9
Depreciation and amortization	102.1	77.6	204.2	152.2
Transaction, acquisition, integration and other related expenses	1.4	0.4	1.7	2.3
Total operating expenses	231.8	169.9	445.0	338.8
Operating income	19.7	27.0	31.5	54.7
Interest expense	(21.1)	(22.8)	(44.8)	(43.6)
(Loss) gain on marketable equity investment	(8.5)	102.7	92.7	143.2
Loss on early extinguishment of debt	—	—	—	(3.1)
Other expense	—	—	(0.1)	—
Net (loss) income before income taxes	(9.9)	106.9	79.3	151.2
Income tax benefit (expense)	1.4	(1.0)	1.6	(1.8)
Net (loss) income	$(8.5)	$105.9	$80.9	$149.4
Weighted average number of common shares outstanding - basic	113.1	98.6	110.7	97.3
Weighted average number of common shares outstanding - diluted	113.1	99.4	111.1	98.1
(Loss) income per share - basic	$(0.08)	$1.07	$0.73	$1.53
(Loss) income per share - diluted	$(0.08)	$1.06	$0.73	$1.52

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(8.5)	$105.9	$80.9	$149.4
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2.4)	—	(1.8)	0.1
Net derivative loss on cash flow hedging instruments	(3.6)	—	(0.9)	—
Comprehensive (loss) income	$(14.5)	$105.9	$78.2	$149.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(unaudited)

	Stockholders' Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at January 1, 2019	108.3	$1.1	$2,837.4	$(600.2)	$(12.3)	$2,226.0
Adoption of accounting standards:
Impact of adoption of ASU 2016-02 related to leases (See Note 3)	—	—	—	9.5	—	9.5
Net income	—	—	—	89.4	—	89.4
Issuance of common stock, net	2.0	—	105.0	—	—	105.0
Stock-based compensation expense	—	—	4.5	—		4.5
Tax payment upon exercise of equity awards	—	—	(8.7)	—	—	(8.7)
Foreign currency translation adjustment	—	—	—	—	0.6	0.6
Net derivative gain on cash flow hedging instruments	—	—	—	—	2.7	2.7
Dividends declared, $0.46 per share	—	—	—	(50.9)	—	(50.9)
Balance at March 31, 2019	110.3	$1.1	$2,938.2	$(552.2)	$(9.0)	$2,378.1
Net income	—	—	—	(8.5)	—	(8.5)
Issuance of common stock, net	2.9	—	147.6	—	—	147.6
Other	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	3.7	—	—	3.7
Tax payment upon exercise of equity awards	—	—	(0.1)	—	—	(0.1)
Foreign currency translation adjustment	—	—	—	—	(2.4)	(2.4)
Net derivative gain on cash flow hedging instruments	—	—	—	—	(3.6)	(3.6)
Dividends declared, $0.46 per share	—	—	—	(52.3)	—	(52.3)
Balance at June 30, 2019	113.2	$1.1	$3,089.5	$(613.0)	$(15.0)	$2,462.6

	Stockholders' Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at January 1, 2018	96.1	$1.0	$2,125.6	$(486.9)	$74.2	$1,713.9
Adoption of accounting standards:
Revenue recognition, cumulative modified retrospective	—	—	—	0.3	—	0.3
Financial instruments (equity investment), cumulative adjustment	—	—	—	75.6	(75.6)	—
Net income	—	—	—	43.5	—	43.5
Issuance of common stock, net	2.8	—	142.9	—	—	142.9
Stock-based compensation expense	—	—	3.9	—	—	3.9
Tax payment upon exercise of equity awards	—	—	(4.4)	—	—	(4.4)
Foreign currency translation adjustment	—	—	—	—	0.1	0.1
Dividends declared, $0.46 per share	—	—	—	(45.6)	—	(45.6)
Balance at March 31, 2018	98.9	1.0	2,268.0	(413.1)	(1.3)	1,854.6
Net income	—	—	—	105.9	—	105.9
Issuance of common stock, net	0.2	—	9.3	—	—	9.3
Stock-based compensation expense	—	—	4.5	—	—	4.5
Tax payment upon exercise of equity awards	—	—	(0.3)	—	—	(0.3)
Dividends declared, $0.46 per share	—	—	—	(45.8)	—	(45.8)
Balance at June 30, 2018	99.1	1.0	2,281.5	(353.0)	(1.3)	$1,928.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$80.9	$149.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204.2	152.2
Provision for bad debt expense	(0.3)	0.4
Unrealized gain on marketable equity investment	(25.8)	(143.2)
Realized gain on marketable equity investment	(66.9)	—
Loss on early extinguishment of debt	—	3.1
Interest expense amortization, net	2.3	1.8
Stock-based compensation expense	8.2	8.4
Deferred income tax expense	(3.4)	—
Operating lease cost	9.6	—
Other	(0.2)	—
Change in operating assets and liabilities:
Rent and other receivables, net and other assets	(41.1)	(36.8)
Accounts payable and accrued expenses	(8.2)	(3.1)
Deferred revenue and prepaid rents	18.0	16.3
Operating lease liabilities	(9.8)	—
Net cash provided by operating activities	167.5	148.5
Cash flows from investing activities:
Investment in real estate	(514.8)	(322.7)
Proceeds from sale of equity investments	199.8	—
Equity investments	(0.3)	—
Net cash used in investing activities	(315.3)	(322.7)
Cash flows from financing activities:
Issuance of common stock, net	252.6	152.2
Dividends paid	(101.3)	(86.6)
Proceeds from revolving credit facility	287.8	—
Proceeds from unsecured term loan	—	985.4
Repayments of unsecured term loan	(200.0)	(902.7)
Payments on finance lease liabilities	(1.2)	(5.1)
Tax payment upon exercise of equity awards	(8.8)	(4.7)
Net cash provided by financing activities	229.1	138.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	81.0	(35.7)
Cash, cash equivalents and restricted cash at beginning of period	64.4	151.9
Cash, cash equivalents and restricted cash at end of period	$145.4	$116.2
Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized of $18.1 million and $10.4 million in 2019 and 2018, respectively	$62.7	$53.3
Cash paid for income taxes	2.8	3.0
Non-cash investing and financing activities:
Construction costs payable	149.5	113.3
Dividends payable	53.0	46.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

1. Description of Business

CyrusOne Inc., together with CyrusOne GP (the "General Partner"), a wholly-owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. wholly owns CyrusOne LP (the "Operating Partnership") and the subsidiaries of the Operating Partnership (collectively, "CyrusOne", "we", "us", "our", and the "Company") is an owner, operator and developer of enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. As of June 30, 2019, all the issued and outstanding operating partnership units of CyrusOne LP are owned, directly or indirectly, by the Company. Our customers operate in a number of industries, including information technology, financial services, energy, oil and gas, mining, medical and consumer goods and services. We currently operate 49 data centers located in the United States, United Kingdom, Germany and Singapore.
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
Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our condensed consolidated financial statements as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2018. All amounts reflected are in millions except share and per share data.

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
Reclassifications
Certain financial information has been revised to conform to the current year presentation due to changes in the significance of the particular activity. The following items have been reclassified:
Balance Sheet as of December 31, 2018

•	Straight-line rent receivable of $128.7 million included in rent and other receivables was previously included in other assets.

Statement of Cash Flows for the period ended June 30, 2018

•	The cash flow effect of the change in proceeds from our unsecured term loan of $985.4 million included in proceeds from unsecured term loan was previously included in debt.

•	The cash flow effect of the change in repayments of our unsecured term loan of $902.7 million included in repayments of unsecured term loan was previously included in debt.
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

We determine the fair value of assumed debt by calculating the net present value of the scheduled debt service payments using current market-based terms for interest rates for debt with similar terms that management believes we could obtain on similar structures and maturities. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining term of the loan.

In a business combination, we retain the previous lease classification unless there is a lease modification and that modification is not accounted for as a separate new lease. We elected to apply the short-term lease measurement and recognition exemption available under the new accounting standard for leases (discussed below in Note 3. "Recently Adopted Accounting Standards") to leases that have a remaining lease term of 12 months or less at the acquisition date, and accordingly, do not recognize an intangible asset if the terms of an operating lease are favorable relative to market terms, or a liability if the terms are unfavorable relative to

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

market terms. Leasehold improvements are amortized over the shorter of the useful life of the assets and the remaining lease term at the date of acquisition.
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
Impairment Losses
When events or circumstances indicate that the carrying amount of a real estate investment may not be recoverable, we review the carrying value of the asset. When such impairment indicators exist, we review an estimate of the undiscounted future cash flows expected to result from the use of the real estate investment and proceeds from its eventual disposition and compare such amount to the carrying amount of the real estate investment. If our undiscounted cash flows indicate that we are unable to recover the carrying value of the real estate investment, an impairment loss is recognized. An impairment loss is measured as the amount by which the real estate investment's carrying value exceeds its estimated fair value. We did not record any impairment losses for the three and six months ended June 30, 2019 and June 30, 2018.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities of three months or less. Restricted cash includes cash equivalents restricted by contract or regulation, including letters of credit.
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
a. Colocation Rent Revenue
Colocation rent revenues, including interconnection revenue, are fixed minimum lease payments generally billed monthly in advance based on the contracted power or leased space. Some contracts may provide initial free rent periods and rents that escalate over the term of the contract. If rents escalate without the lessee gaining access to or control over additional leased power or space at the beginning of the lease term, the rental payments are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional power and or leased space, revenue is recognized in proportion to the additional power or space in the periods that the lessee has control over the use of the additional power or space. The excess of revenue recognized over amounts contractually due is recognized as a straight-line receivable, which is included in rent and other receivables in our consolidated balance sheet. Some of our leases are structured on a gross basis in which the customer pays a fixed amount for colocation space and power. The revenue for these types of leases is recorded in colocation rent revenue.
b. Metered Power Reimbursements Revenue
Some of our leases provide that the customer is separately billed for power based upon actual or estimated metered usage at rates then in effect. Metered power reimbursement revenue is variable lease payments generally billed one month in arrears, and an estimate of this revenue is accrued in the month that the associated power is provided and recorded in metered power reimbursements revenue.
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
Fair Value Measurements
Fair value measurements are utilized in accounting for business combinations, asset acquisitions, testing of goodwill and other long-lived assets for impairment, recording unrealized gain/loss on available-for-sale securities, derivatives and related disclosures. Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy that prioritizes certain inputs used in the methodologies of measuring fair value for asset and liabilities, is as follows:
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

Derivative Instruments

Derivative instruments are measured at fair value and recorded as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in the condensed consolidated statement of comprehensive income (loss) until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value is immediately recognized in earnings. For interest rate derivatives, amounts recognized in earnings are reflected in interest expense. For a derivative designated and that qualified as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in the condensed consolidated statement of comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. Any ineffective portion of the change in fair value of the derivative is recognized directly in earnings. Amounts are reclassified out of other comprehensive income (loss) into earnings when the hedged investment is either sold or substantially liquidated.

3. Recently Adopted Accounting Standards

Leases

We adopted ASU 2016-02 (codified in ASC 842, Leases) on January 1, 2019, applied the package of practical expedients included therein and utilized the modified retrospective transition method with the cumulative effect of transition on the effective date. By applying the modified retrospective transition method, the presentation of financial information for periods prior to January 1, 2019 was not restated.

We elected the package of practical expedients, which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the treatment of any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment.

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

We elected the practical expedient to not evaluate land easements not previously accounted for as leases prior to the entity’s adoption of the new accounting standard for leases.

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

Additionally, we de-recognized certain previously recognized BTS lease assets and liabilities which under the new accounting standard for leases are recognized as operating lease ROU assets and lease liabilities. Prior to the adoption of the new accounting standard for leases, these leases were accounted as financing arrangements or BTS leases assets and liabilities and recorded as buildings and improvement and lease financing arrangements. The table below reflects the impact of adoption of the lease standard on our consolidated balance sheets as of June 30, 2019 and December 31, 2018 (in millions) related to previously reported BTS leases:

Impact to the consolidated balance sheets:	As of December 31, 2018	As of June 30, 2019
Buildings and improvements	$77.4	$—
Operating lease right-of-use assets	—	46.9
Finance lease liabilities	123.3	—
Operating lease liabilities	—	82.1

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

In addition, under the new accounting standard for leases, certain exceptions under the previous standard for real estate no longer are applicable in the evaluation of the lease classification as an operating, sales type or direct financing lease. In the event that a real estate lease is classified as sales-type lease, subject to certain conditions, a gain or loss is recognized based on the present value of the lease payments and residual value.

We elected the practical expedient to combine all of our lease and nonlease revenue components into a single combined lease component as nonlease components have the same pattern of transfer as the related predominant operating lease components. Our customer leases include options to extend or terminate the lease agreements. We do not generally include extension or termination options in a customer’s lease term for lease classification purposes or for recognizing lease revenue unless we are reasonably certain the customer will exercise these extension or termination options at lease commencement.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Revenue from contracts with customers

On January 1, 2018, we adopted the Financial Accounting Standards Board ("FASB") pronouncement ASU 2014-09 with respect to revenue recognition. The revised guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded prior revenue recognition guidance, including industry-specific revenue guidance. The revised guidance replaced most existing revenue and real estate sale recognition guidance in GAAP. The standard specifically excludes lease contracts, which is our primary recurring revenue source; however, our revenue accounting for managed services, equipment sales, installations and other services will follow the revised guidance. We adopted the new standard using the modified retrospective transition method, where financial statement presentations prior to the date of adoption are not restated. Transactions that were not closed as of the adoption date were adjusted to reflect the new standard and we recorded an adjustment to beginning retained earnings of $0.3 million.
As allowed under GAAP, we have adopted the practical expedient that allows us not to disclose information about remaining performance obligations that have original expected durations of one year or less, the amount of the transaction price allocated to the remaining performance obligations and when we expect to recognize that amount as revenue for the year. We also adopted the "as invoiced" practical expedient, whereby the Company recognizes revenue in the amount that directly corresponds to the amount of value transferred to the customer.
Share based payments granted to nonemployees

On January 1, 2019, we adopted ASU 2018-07, Compensation-Stock Compensation (Topic 718) which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under this ASU, the guidance on such payments to nonemployees aligns with the requirements for share-based payments granted to employees. The adoption did not have a significant impact as the Company accounts for its share-based payments.

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

Changes in Shareholders' Equity

In August 2018, the SEC issued Securities Act Release No. 33-10532, Disclosure Update and Simplification, which amends certain of its disclosure requirements and is intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The amendments became effective on November 5, 2018. Among the amendments is the requirement to present the changes in shareholders' equity in the interim financial statements (either in a separate statement or footnote) for interim periods on Form 10-Q. In accordance with the SEC's rule, the company's first presentation of changes in shareholders’ equity was shown in the Form 10-Q for the quarter ended March 31, 2019.

New Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software, which clarifies the accounting for implementation costs incurred in a hosting arrangement that is a service contract. Capitalization of these implementation costs are accounted for under the same guidance as implementation costs incurred to develop or obtain internal-use software and recorded as a prepaid asset. These capitalized costs are to be expensed ratably over the hosting arrangement term as operating expense, along with the service fees. The guidance is effective for periods beginning after December 15, 2019 and early adoption is allowed. The Company is evaluating the impact of the new standard but does not believe that adoption will have a significant impact on the Company.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, which changes the fair value measurement disclosure requirements of ASC 820, Fair Value Measurement. The amendments are part of the FASB’s disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP that is most important to financial statement users and are intended to improve the effectiveness of disclosure requirements on fair value measurement by using those concepts. The guidance is effective for periods beginning after December 15, 2019 and early adoption is allowed. The Company is evaluating the impact of the new standard.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, providing guidance which requires certain financial assets to be presented at the net amount expected to be collected. The FASB has subsequently issued various amendments to further clarify the scope of the initial guidance. ASU 2016-13 and its related amendments will apply to our trade receivables, notes receivable, net investments in leases and any other future financial assets that have the contractual right to receive cash that we may acquire in the future. FASB further clarified that receivables arising from operating leases are not within the scope of this sub-topic. The guidance is effective for periods beginning January 1, 2020 and early adoption is allowed. We are currently evaluating the impact of the new standard.

4. Revenue Recognition
Lease Revenue
Lease revenue primarily consists of colocation rent and metered power reimbursements from the lease of our data centers. Colocation leases may include all or portions of a data center, where customers may also lease office space to support their colocation operations. Revenue is primarily based on power usage as well as square footage. Customer lease arrangements customarily contain provisions that allow for renewal or continuation on a month-to-month arrangement, and certain leases contain early termination rights. We do not include any of these extension or termination options in a customer’s lease term for lease classification purposes or for recognizing lease revenue unless we are reasonably certain the customer will exercise these extension or termination options at lease commencement. At lease commencement, early termination is generally not deemed probable due to the significant economic penalty incurred by the lessee to exercise its early termination right and to relocate their equipment installed in our facilities. Generally, our customer lease arrangements do not provide any option to purchase and are classified as operating leases.

The future minimum lease payments to be received under non-cancellable operating leases, excluding month-to-month arrangements and metered power reimbursements are shown below (in millions):

For the Period Ended June 30, 2019	Minimum Lease Payments
2019	$363.6
2020	679.7
2021	577.3
2022	486.0
2023	395.4
2024	307.3
Thereafter	953.8
Total	$3,763.1

Disclosures related to periods prior to adoption of the New Accounting Standard for Leases

The future minimum lease payments to be received under non-cancellable operating leases, excluding month-to-month arrangements and metered power reimbursements are shown below (in millions):

For the Period Ended December 31, 2018	Minimum Lease Payments
2019	$647.6
2020	553.7
2021	453.0
2022	365.5
2023	284.4
Thereafter	835.9
Total	$3,140.1

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Revenue from Contracts with Customers
Revenue from equipment sales and the installation of customer equipment is recognized at a point-in-time. Title to such assets are transferred to the customer, and the benefits of the installation service are typically consumed at the completion of the service.
Disaggregation of Revenue

For the three and six months ended June 30, 2019, revenue disaggregated by primary revenue stream is as follows (in millions):

Lease Revenue	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Colocation (Minimum lease payments)	$197.3	$385.6
Meter power reimbursements (Variable lease payments)	31.7	60.3
Total Lease revenue	$229.0	$445.9

For the three and six months ended June 30, 2019 and 2018, revenue disaggregated by primary revenue stream is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue from contracts with customers	2019	2018	2019	2018
Equipment sales and services	$17.1	$2.4	$21.1	8.2
Other revenue	5.4	4.4	9.5	8.4
Total Revenue from contracts with customers	$22.5	$6.8	$30.6	$16.6

Other revenue from contracts with customers includes $4.3 million and $7.7 million of revenue from managed services for the three and six months ended June 30, 2019, respectively, and $3.2 million and $6.4 million for the three and six months ended June 30, 2018, respectively. Total revenues from contracts with customers generated from operations outside of the United States were insignificant for the three and six months ended June 30, 2019 and 2018.

The balances from customers accounts receivables were $6.0 million and $9.4 million as of June 30, 2019 and December 31, 2018, respectively. Contract assets were $2.9 million as of June 30, 2019 and were not material as of December 31, 2018. Contract liabilities were not material as of both June 30, 2019 and December 31, 2018. One customer represented approximately 22% and 19% of our revenue for the six months ended June 30, 2019 and 2018, respectively.

5. Leases - As a Lessee

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Variable lease payments consisting of non-lease components and services are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation is incurred.

The new accounting standard for leases defines initial direct costs as only the incremental costs of signing a lease. Initial direct costs related to leasing that are not incremental are expensed as general and administrative expense in our consolidated statements of operations. As a result of electing the package of practical expedients, initial direct costs incurred prior to the effective date have not been reassessed.

Our operating lease agreements primarily consist of leased real estate and are included within operating lease ROU assets and operating lease liabilities on the consolidated balance sheets. Many of our lease agreements include options to extend the lease, which are not included in our minimum lease payments unless they are reasonably certain to be exercised at lease commencement. Rental expense related to operating leases is recognized on a straight-line basis over the lease term.

We operate four data center facilities subject to finance leases. The remaining terms of our finance leases range from two to twenty-two years with options to extend the initial lease term on all but one lease. As a result of electing the package of practical expedients, these finance leases are classified under ASC 840 and are included in buildings and improvements, equipment and finance lease

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

liabilities in our consolidated balance sheets. In addition, we lease 14 other office locations and data centers under operating lease agreements including 10 data centers and four offices supporting our sales and corporate activities. Our operating leases have remaining lease terms ranging from one to seventeen years and one ground lease in Houston has a lease term that expires in 2066.

The components of lease expense is as follows (in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$4.6	$9.6
Finance lease cost:
Amortization of assets	0.6	1.1
Interest on lease liabilities	0.4	0.9
Total net lease cost	$5.6	$11.6

Supplemental balance sheet information related to leases is as follows (in millions, except lease term and discount rate):

June 30, 2019
Operating leases:
Operating lease right-of-use assets	$78.5
Operating lease liabilities	$114.1
Finance leases:
Property and equipment, at cost	$33.1
Accumulated amortization	(3.8)
Property and equipment, net	$29.3
Finance lease liabilities	$31.6

Weighted average remaining lease term (in years):
Operating leases	12.2
Finance leases	18.1

Weighted average discount rate:
Operating leases	4.5%
Finance leases	5.1%

Supplemental cash flow and other information related to leases is as follows (in millions):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9.8
Operating cash flows from finance leases	0.9
Financing cash flows from finance leases	1.2

Non-cash right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$85.7

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Maturities of lease liabilities were as follows (in millions):

	As of June 30, 2019
	Operating Leases	Finance Leases
2019	$10.2	$2.1
2020	19.5	4.2
2021	15.3	4.1
2022	15.7	2.9
2023	11.9	1.8
2024	7.6	1.4
Thereafter	70.4	29.9
Total lease payments	$150.6	$46.4
Less: Imputed interest	(36.5)	(14.8)
Total lease obligations	$114.1	$31.6

As of June 30, 2019, we have one additional operating lease commitment that has not commenced of approximately $22.2 million fixed contractual payments with an expected lease term of approximately 12 years.

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

6. Investment in Real Estate

Land for future development

During the six months ended June 30, 2019, the Company purchased approximately 30 acres of land for $40.1 million. During the six months ended June 30, 2018, the Company purchased approximately 68 acres of land for $19.7 million.
Real Estate Investments and Intangible Assets and Related Depreciation and Amortization

As of June 30, 2019 and December 31, 2018, major components of our real estate investments and intangible assets, and related accumulated depreciation and amortization, are as follows (in millions):

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

	June 30, 2019					December 31, 2018
	Investment in Real Estate		Intangible Assets			Investment in Real Estate		Intangible Assets
	Buildings and Improvements	Equipment	Customer Relationships	In Place Leases	Other Contract Intangible Assets	Buildings and Improvements	Equipment	Customer Relationships	In Place Leases	Other Contract Intangible Assets
Cost	$1,689.7	$2,869.7	$247.1	$135.9	$19.3	$1,677.5	$2,630.2	$247.1	$136.0	$19.5
Less: accumulated depreciation and amortization	(504.0)	(703.4)	(144.5)	(33.7)	(8.8)	(481.8)	(572.7)	(137.9)	(21.1)	(7.9)
Net	$1,185.7	$2,166.3	$102.6	$102.2	$10.5	$1,195.7	$2,057.5	$109.2	$114.9	$11.6

Depreciation and amortization are calculated using the straight-line method over the useful lives of the assets. The typical life of owned assets are as follows:

Buildings	30 years
Building improvements	30 years
Equipment	20 years

Leased real estate and leasehold improvements are depreciated over the shorter of the asset's useful life or the remaining lease term. Depreciation expense was $88.9 million and $177.8 million for the three and six months ended June 30, 2019, and $68.9 million and $135.1 million for the three and six months ended June 30, 2018, respectively.

Other contract intangible assets include tradename, favorable leasehold interests and above market leases. Amortization expense related to other contract intangibles was $13.2 million and $26.4 million for the three and six months ended June 30, 2019, and $8.7 million and $17.1 million for the three and six months ended June 30, 2018, respectively.

7. Equity Investments

The Company has an equity investment in GDS, a developer and operator of high-performance, large-scale data centers in China. As of June 30, 2019, the American Depositary Share ("ADS") Class A ordinary share equivalent was $37.57 per ADS based on its closing price. In April 2019, we sold approximately 5.7 million GDS ADSs for a total sales price of approximately $200.0 million. We continue to hold approximately 2.3 million GDS ADSs, with the remaining GDS ADSs being subject to a lock-up period expiring October 12, 2019, subject to customary carve outs. As a result of this lack of marketability, we applied an estimated discount of 8.7% to this equity investment resulting in an equity investment fair value of $79.0 million as of June 30, 2019.

IN MILLIONS	Three months ended June 30, 2019	Six months ended June 30, 2019
Net (loss) gain on marketable equity investments	$(8.5)	$92.7
Less: Net (loss) gain recognized on marketable equity investments sold	(5.3)	66.9
Unrealized (loss) gain on marketable equity investment held as of June 30, 2019	$(3.2)	$25.8

The (loss) gain on investment is recognized in the consolidated statement of operations in (loss) gain on marketable equity investment.

On October 8, 2018, the Company made an $11.9 million investment in exchange for a 10% equity interest in ODATA Brasil S.A. and ODATA Colombia S.A.S. (collectively "ODATA"). ODATA, a Brazilian headquartered company, specializes in providing colocation services to wholesale customers, such as hyperscale cloud providers, financial services and telecommunications companies, and also to enterprises across multiple industries. On October 30, 2018, the Company made an additional $0.7 million investment in ODATA Colombia S.A.S. (“ODATA Colombia”). In connection with these investments, CyrusOne and ODATA entered into a commercial agreement covering leasing activity with CyrusOne customers in the ODATA portfolio. In addition, our Chief Technology Officer joined the ODATA board of directors in October 2018. In evaluating the appropriate accounting method for its investment in ODATA, the Company considered its right to appoint a director to the ODATA board of directors, as well as other relevant factors, in evaluating the Company's ability to exercise significant influence over the operating and financial policies of ODATA as provided in ASC 323-10-15-6 and concluded that the investment should be accounted for under the cost method.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

During the quarter ended June 30, 2019, the Company made a capital contribution of approximately $0.3 million to ODATA Colombia.

8. Other Assets

As of June 30, 2019 and December 31, 2018, the components of other assets are as follows (in millions):

	June 30, 2019	December 31, 2018
Deferred leasing and other contract costs	$44.2	$43.6
Prepaid expenses	26.8	26.4
Non-real estate assets, net	18.9	18.4
Other assets	25.6	22.9
Total	$115.5	$111.3

Non-real estate assets primarily include administrative related equipment and office leasehold improvements, depreciated or amortized over the shorter of the assets useful life or the related lease term. Other assets primarily includes deposits, fuel inventory and other deferred costs.

9. Debt
As of June 30, 2019 and December 31, 2018, the components of debt are as follows (unless otherwise noted, interest rate and maturity date information are as of June 30, 2019) (in millions):

	June 30, 2019	December 31, 2018	Interest Rate(a)	Maturity Date
$3.0 Billion Credit Facility:
$1.7 Billion Revolving Credit Facility:				March 2022(b)
US Revolver	$270.0	$—	Monthly LIBOR + 1.55%
EUR Revolver	153.5	143.0	Monthly EURIBOR + 1.55%
GBP Revolver	6.4	—	Monthly LIBOR + 1.55%
2023 Term Loan	800.0	1,000.0	Monthly LIBOR + 1.50%	March 2023
2025 Term Loan	300.0	300.0	Monthly LIBOR + 1.80%	March 2025
2024 Notes, including bond premium of $4.9 million	704.9	705.5	5.000%	March 2024
2027 Notes, including bond premium of $8.4 million	508.4	509.1	5.375%	March 2027
Deferred financing costs	(29.4)	(32.9)	—	—
Total	$2,713.8	$2,624.7

(a) - Monthly LIBOR as of June 30, 2019 was 2.41%.
(b) - The Company may exercise a one-year extension option, subject to certain conditions.

During March 2019, the Company entered into a cross-currency swap whereby the Company pays floating interest on €238.1 million and receives floating interest rate on $270.0 million (a "pay-floating, receive-floating interest rate swap") to hedge the variability of future cash flows attributable to changes in the 1-month USD LIBOR versus EUR LIBOR rates. The pay-floating, receive-floating interest rate swap has an effective date of March 2019 and a maturity date of December 2019 and net interest payments are recognized in earnings, including $2.0 million and $2.3 million as reductions in interest expense for the three and six months ended June 30, 2019, respectively.

On March 29, 2018, the Company entered into a new $3.0 billion unsecured credit facility. The new credit facility consists of a $1.7 billion revolving credit facility ("$1.7 Billion Revolving Credit Facility"), which includes a $750.0 million multicurrency borrowing sublimit, a 5-year term loan with commitments totaling $1.0 billion ("2023 Term Loan") and a $300.0 million 7-year term loan ("2025 Term Loan") (collectively, the "$3.0 Billion Credit Facility"). We borrowed $700.0 million under the 2023 Term Loan on March 31, 2018, and the 2023 Term Loan includes a delayed draw feature which allows the Company to draw

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

$300.0 million in up to three tranches over a six-month period in multiple currencies. The Company exercised the draw as a part of the acquisition of Zenium Topco Ltd. and certain other affiliated entities ("Zenium"). The $1.7 Billion Revolving Credit Facility has the option to borrow in non-USD currencies and includes a one-year option which, if exercised by the Company, would extend the final maturity to March 2023. The $3.0 Billion Credit Facility also includes an accordion feature providing for an aggregate increase in the revolving and term loan components to $3.8 billion, subject to certain conditions. The $1.7 Billion Revolving Credit Facility, 2023 Term Loan and 2025 Term Loan are prepayable at our option. In April 2019, the Company used the proceeds from the sale of GDS shares to pay down $200.0 million of the 2023 Term Loan.

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

We pay commitment fees for the unused amount of borrowings on the $1.7 Billion Revolving Credit Facility and fees on any outstanding letters of credit. The commitment fees are equal to 0.25% per annum of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The commitment fees decrease to 0.15% per annum upon 50% or greater utilization. We also paid commitment fees on the $1.1 Billion Revolving Credit Facility through its retirement in March 2018. Commitment fees were $0.5 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively, and $1.0 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, we had $800.0 million, $300.0 million and $429.9 million outstanding under the 2023 Term Loan, the 2025 Term Loan and the $1.7 Billion Revolving Credit Facility, respectively, and additional borrowing capacity under the $3.0 Billion Credit Facility was approximately $1.3 billion ($1.3 billion under the $1.7 Billion Revolving Credit Facility and zero under the 2023 Term Loan), net of $8.0 million of outstanding letters of credit.
On March 17, 2017, the Operating Partnership and CyrusOne Finance Corp., a single-purpose finance subsidiary, both wholly-owned subsidiaries of the Company (together, the "Note Issuers") completed an offering of $500.0 million aggregate principal amount of 5.000% senior notes due 2024 ("Original 2024 Notes") and $300.0 million aggregate principal amount of 5.375% senior notes due 2027 ("Original 2027 Notes") in a private offering. The Company received proceeds of $791.2 million, net of underwriting costs and other deferred financing costs.
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
Our debt agreements contain customary provisions with respect to events of default, affirmative and negative covenants and borrowing conditions. The most restrictive covenants are generally included in the $3.0 Billion Credit Agreement. The $3.0 Billion Credit Agreement requires us to maintain certain financial covenants including the following, in each case on a consolidated basis, a minimum fixed charge ratio, maximum total and secured leverage ratios, a minimum tangible net worth requirement, a maximum secured recourse indebtedness ratio, a minimum unencumbered debt yield ratio and a maximum ratio of unsecured indebtedness to unencumbered asset value. In order to continue to have access to amounts available under the $3.0 Billion Credit Agreement, the Company must remain in compliance with all of that agreement's covenants. As of June 30, 2019, we believe we are in compliance with all provisions of our debt agreements.

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
The fair value of cash and cash equivalents, rent and other receivables, construction costs payable, dividends payable and accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these financial instruments. The carrying value, exclusive of deferred financing costs, for the revolving credit facilities and the floating rate term loans approximate estimated fair value as of June 30, 2019 and December 31, 2018, due to the floating rate nature of the interest rates and the stability of our credit ratings.
The carrying value and fair value of other financial instruments are as follows (in millions):

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Notes	$704.9	$720.1	$705.5	$684.1
2027 Notes	508.4	528.8	509.1	488.0
GDS Equity investment	79.0	79.0	185.5	185.5

The fair values of our 2024 Notes and 2027 Notes as of June 30, 2019 were based on the quoted market prices for these notes, which is considered Level 1 of the fair value hierarchy. The fair value of the GDS equity investment as of June 30, 2019 was based on the quoted market price for the stock which is considered Level 1 of the fair value hierarchy, and we applied a discount for lack of marketability of 8.7% which is considered Level 3 of the fair value hierarchy.
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

For derivatives designated as "cash flow" hedges, the change in the fair value of the derivative is initially reported in other comprehensive income ("OCI") in our consolidated statements of comprehensive income (loss) and subsequently reclassified into gain (loss) when the hedged transaction affects earnings, or the hedging relationship is no longer highly effective. We assess the effectiveness of each hedging relationship whenever financial statements are issued, or earnings are reported and at least every three months.

During March 2019, the Company entered into the pay-floating, receive-floating interest rate swap whereby the Company pays floating interest on €238.1 million and receives floating interest rate on $270.0 million to hedge the variability of future cash flows attributable to changes in the 1-month USD LIBOR versus EUR LIBOR rates. The pay-floating, receive-floating interest rate swap has an effective date of March 2019 and a maturity date of December 2019 and is recognized in earnings. This interest rate swap effectively converts $270.0 million to €238.1 million debt floating based on the Euribor rate. As of June 30, 2019, we had borrowings subject to this pay-floating, receive-floating interest rate swap with aggregate principal balances of approximately $270.0 million. See Note 9, "Debt", for additional information.

Net Investment Hedges

In addition to the $270.0 million borrowings subject to a cross-currency swap discussed above we have €135.0 million and £5.0 million included in our $429.9 million outstanding on our unsecured $1.7 Billion Revolving Credit Facility as of June 30, 2019. See Note 9. "Debt". These borrowings are designated as, and are effective as, economic hedges of our net investments in foreign entities. Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in OCI as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under the foreign currency denominated revolver under our $1.7 Billion Revolving Credit Facility and synthetically swapped debt will be reported in the same manner as foreign currency translation adjustments, which are recorded in OCI as part of the cumulative foreign currency translation adjustment. As of June 30, 2019, our cross-currency swap was a liability of $0.9 million reported in accounts payable and accrued expenses.

The following table presents the effect of our derivative financial instruments on our accompanying consolidated financial statements (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Derivatives in Cash Flow Hedging Relationships
Cross-Currency Swaps:
Amount of gain (loss) recognized in OCI for derivatives	$(3.6)	$—	(0.9)	$—
Amount of gain (loss) reclassified from accumulated OCI for derivatives	$—	$—	$—	$—
Amount of gain (loss) recognized in earnings	$—	$—	$—	$—

During the next 12 months, we estimate that no amounts will be reclassified from "Accumulated OCI" to net income (loss).

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

11. Stockholders' Equity

Capitalization

During the first quarter of 2018, the Company entered into sales agreements pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate sales price of up to $500.0 million (the "2018 ATM Stock Offering Program"). During the fourth quarter of 2018, the Company entered into sales agreements pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate sales price of up to $750.0 million (the "New 2018 ATM Stock Offering Program"). The New 2018 ATM Stock Offering Program replaced the 2018 ATM Stock Offering Program. For the six months ended June 30, 2019, the Company sold approximately 4.9 million shares of its common stock under its New ATM stock offering programs at an average price of $52.22, generating net proceeds of approximately $252.2 million after giving effect to sales agent commissions of $2.5 million. As of June 30, 2019, there was $495.3 million under the New 2018 ATM Stock Offering Program available for future offerings. During the six months ended June 30, 2018, the Company sold 3.0 million common shares at an average price of $51.24. At June 30, 2019, the Company had approximately 113.2 million common shares outstanding.

Distributions
During each of the six months ended June 30, 2019 and 2018, regular dividends were paid to our stockholders of $0.92 per common share totaling $101.3 million and $86.6 million, respectively. On July 31, 2019, the Company announced a cash dividend of $0.50 per common share payable on October 11, 2019, to stockholders of record at the close of business on September 27, 2019.
Stock Plans

The board of directors of CyrusOne Inc. adopted the 2012 Long-Term Incentive Plan ("LTIP"), prior to the IPO, which was amended and restated on May 2, 2016 and February 18, 2019. The LTIP is administered by the compensation committee of the board of directors. Awards issuable under the LTIP include common stock, restricted stock, restricted stock units, stock options and other incentive awards. CyrusOne Inc. has reserved a total of 8.9 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. The related stock compensation expense incurred by CyrusOne Inc. is allocated to the operating partnership. Shares available under the LTIP as of June 30, 2019 were approximately 4.6 million. Shares vest according to each award agreement and as long as the employee remains employed with the Company. The Company has granted awards with time-based vesting, performance-based vesting and market-based vesting features.

Restricted stock units and restricted stock are issued as either time-based (where the award vests ratably over time and is not subject to future performance targets and, accordingly, is initially recorded at the current market price at the time of grant) or performance-based (where the award is recorded at fair value at the time of grant and vesting of the award, if any, is based on achieving certain financial targets, currently based on total shareholder return). The restricted stock units have the right to receive dividend equivalents in cash and holders of restricted stock have the right to receive dividends. The performance-based awards accrue dividends that are payable upon settlement of the award.

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

Total stock-based compensation expense for the three and six months ended June 30, 2019 was $3.7 million and $8.2 million, respectively, and total stock-based compensation expense for the three and six months ended June 30, 2018 was $4.5 million and $8.4 million, respectively.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

The following tables present the stock plan activity for the six months ended June 30, 2019 and 2018 for restricted stock units, restricted stock and stock options (performance-based awards are reflected at the target amount of the grant):

Restricted Stock Units ("RSU")

	2019		2018
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	511,049	$56.23	265,002	$56.08
Granted	391,911	48.50	326,690	51.95
Exercised	(130,210)	45.37	(87,058)	44.28
Forfeited	(71,265)	53.16	(14,324)	54.84
Outstanding June 30,	701,485	$54.24	490,310	$55.46

Time-based RSUs outstanding	347,600	$53.38	246,546	$50.72
Performance-based RSUs outstanding	353,885	$55.08	243,764	$60.25

Restricted Stock ("RS")

	2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding January 1,	419,356	$35.73	715,098	$32.21
Granted	16,681	52.46	17,052	51.31
Exercised	(370,554)	35.38	(221,586)	27.41
Forfeited	(34,603)	37.09	(51,197)	28.99
Outstanding June 30,	30,880	$47.39	459,367	$35.59

Time-based RSs outstanding	30,880	$47.39	346,802	$37.95
Performance-based RSs outstanding	—	$—	112,565	$28.32

Stock Options

	2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding January 1,	401,223	$31.96	415,459	$31.67
Granted	—	—	—	—
Exercised	(25,586)	36.70	(2,788)	23.58
Forfeited	(551)	23.58	—	—
Outstanding June 30,	375,086	$31.64	412,671	$31.72

Time-based stock options outstanding	323,101	$32.94	348,137	$33.23
Performance-based stock options outstanding	51,985	$23.58	64,534	$23.58

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

Diluted income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period, including restricted stock outstanding. If there is net income during the period, the dilutive impact of common stock equivalents outstanding are also reflected.

The following table reflects the computation of basic and diluted net income per share for the three and six months ended June 30, 2019 and 2018:

IN MILLIONS, except per share amounts
	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net (loss) income	$(8.5)	$(8.5)	$105.9	$105.9	$80.9	$80.9	$149.4	$149.4
Less: Restricted stock dividends	(0.2)	(0.2)	(0.3)	(0.3)	(0.3)	(0.3)	(0.5)	(0.5)
Net (loss) income available to stockholders	$(8.7)	$(8.7)	$105.6	$105.6	$80.6	$80.6	$148.9	$148.9
Denominator:
Weighted average shares outstanding-basic	113.1	113.1	98.6	98.6	110.7	110.7	97.3	97.3
Performance-based restricted stock and units		—		0.8		0.4		0.8
Weighted average shares outstanding-diluted		113.1		99.4		111.1		98.1
EPS:
(Loss) income per share-basic	$(0.08)		$1.07		$0.73		$1.53
Effect of dilutive shares:
(Loss) income per share-diluted		$(0.08)		$1.06		$0.73		$1.52

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

For the six months ended June 30, 2019, the Company incurred $0.5 million of commission and referral charges and payables to GDS. The Company did not incur any commission or referral charges in the three months ended June 30, 2019. The Company has not recognized any referral revenue related to the agreement with GDS in 2019 or 2018. See Note 7. "Equity Investments" for additional information related to our GDS investment.

The Company has a 10% equity interest in ODATA, a Brazilian headquartered company that specializes in providing colocation services to wholesale customers, such as hyperscale cloud providers, financial services and telecommunications companies, and also to enterprises across multiple industries. In connection with these investments, CyrusOne and ODATA entered a commercial agreement covering leasing activity with CyrusOne customers in the ODATA portfolio. Also as a part of the agreement, the Company's Chief Technology Officer joined the ODATA board of directors in October 2018. See Note 7. "Equity Investments" for additional information related to our ODATA investment. During the three months ended June 30, 2019, the Company made a capital contribution of approximately $0.3 million to ODATA Colombia.

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
CyrusOne Inc. and certain of its subsidiaries are subject to state and local income taxes, franchise taxes, and gross receipts taxes. The Company has elected to treat certain of its subsidiaries as taxable REIT subsidiaries ("TRSs"). The Company's TRSs are subject to U.S. federal, state and local corporate income taxes. The Company's foreign subsidiaries are subject to corporate income taxes in the jurisdictions in which they operate.
15. Commitments and Contingencies

As of June 30, 2019, the Company had outstanding letters of credit of $8.0 million as security for obligations under the terms of its lease agreements.

The Company has entered into non-cancellable contracted commitments for construction of data center facilities and acquisition of equipment. As of June 30, 2019, these commitments were approximately $268.6 million and are expected to be incurred over the next one to two years. In addition, the Company has entered into equipment and electricity power contracts, which require minimum purchase commitments for power. These agreements range from one to two years and provide for payments for early termination or require minimum payments for the remaining term. As of June 30, 2019, the minimum commitments for these arrangements were approximately $79.6 million.

As of June 30, 2019, the Company has entered into agreements that upon the completion of the shell construction, subject to certain design specifications, requires the Company to enter into leases of land and building shell at two locations in London, UK totaling 157,000 square feet with annual rent totaling £3.0 million for initial lease terms of 20 and 25 years. We expect construction of the shell building to be completed in 2019.

During the normal course of business, the Company and its subsidiaries have made certain indemnities and commitments to customers, vendors and associated parties related to the use, protection and security of intellectual property and claims for negligence or willful misconduct. Further, customer contracts generally require specified levels of performance related to uninterrupted service and cooling temperatures. Also, in the normal course of our business, the Company is involved in legal, tax and regulatory proceedings arising from the conduct of its business activities. Management assesses the probability that these performance standards, credits, claims or indemnities have been incurred and liabilities or asset reserves are established for loss contingencies when the losses associated are deemed to be probable and the loss can be reasonably estimated. Based on information currently available, the Company believes that the outcome of such matters will not, individually or in the aggregate, have a material effect on its consolidated financial statements.

16. Guarantors

The 2024 Notes and 2027 Notes issued by CyrusOne LP (the "LP Co-Issuer") and CyrusOne Finance Corp. (the "Finance Co-Issuer" and, together with the LP Co-Issuer, the "Co-Issuers") are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis. The guarantors include CyrusOne Inc. (the "Parent Guarantor"), the General Partner and certain domestic wholly-owned subsidiaries of the Operating Partnership (together with the General Partner, the "Guarantor Subsidiaries"; the Guarantor Subsidiaries together with the Parent Guarantor, the "Guarantors"). As of June 30, 2019 and 2018, non-guarantors are all of the Company's foreign subsidiaries and certain domestic subsidiaries (collectively, the "Non-Guarantors"). The foreign subsidiaries the Company acquired upon its acquisition of Zenium are classified as Non-Guarantors.

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

The Parent Guarantor is a REIT whose only material asset is its ownership of operating partnership units of the LP Co-Issuer. The LP Co-Issuer and its subsidiaries hold substantially all the assets of the Company. The LP Co-Issuer conducts the operations of the business, along with its subsidiaries. The Finance Co-Issuer does not have any operations or revenues. The Guarantor Subsidiaries include substantially all of the Company's domestic operations and include approximately 83% of its net investment in real estate. The Non-Guarantors include substantially all of the Company's foreign operations, primarily in the United Kingdom, Germany and Singapore. The Non-Guarantors' assets also include the ownership of the Company's equity investment in GDS of $79.0 million and $185.5 million as of June 30, 2019 and December 31, 2018, respectively.

The following schedules present the condensed consolidating balance sheets as of June 30, 2019 and December 31, 2018, and the condensed consolidating statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018, and the statements of cash flows for the six months ended June 30, 2019 and 2018 for the Parent Guarantor, General Partner, each Co-Issuer, Guarantor Subsidiaries, and Non-Guarantors. Eliminations and consolidation adjustments primarily relate to the elimination of investments in subsidiaries and equity earnings (loss) related to investments in subsidiaries (in millions).

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Condensed Consolidating Balance Sheets

	As of June 30, 2019
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Total investment in real estate, net	$—	$—	$—	$—	$3,718.4	$725.4	$55.8	$4,499.6
Cash and cash equivalents	—	—	—	—	118.7	25.4	—	144.1
Investment in subsidiaries	2,443.5	17.1	3,326.9	—	—	—	(5,787.5)	—
Rent and other receivables, net	—	—	0.3	—	241.9	26.2	—	268.4
Restricted cash	—	—	—	—	—	1.3	—	1.3
Operating lease right-of-use assets, net	—	—	—	—	43.2	35.3	—	78.5
Intercompany receivable	16.3	—	1,867.1	—	16.8	—	(1,900.2)	—
Equity investments	—	—	—	—	—	91.9	—	91.9
Goodwill	—	—	—	—	455.1	—	—	455.1
Intangible assets, net	—	—	—	—	166.7	48.6	—	215.3
Other assets	—	—	0.5	—	95.3	19.7	—	115.5
Total assets	$2,459.8	$17.1	$5,194.8	$—	$4,856.1	$973.8	$(7,631.9)	$5,869.7
Debt	$—	$—	$2,713.8	$—	$—	$—	$—	$2,713.8
Intercompany payable	—	—	16.3	—	1,867.1	16.8	(1,900.2)	—
Finance lease liabilities	—	—	—	—	4.7	26.9	—	31.6
Operating lease liabilities	—	—	—	—	77.5	36.6	—	114.1
Construction costs payable	—	—	—	—	102.5	47.0	—	149.5
Accounts payable and accrued expenses	—	—	21.2	—	83.8	7.8	—	112.8
Dividends payable	53.0	—	—	—	—	—	—	53.0
Deferred revenue and prepaid rents	—	—	—	—	161.1	5.7	—	166.8
Deferred tax liability	—	—	—	—	—	65.5	—	65.5
Total liabilities	53.0	—	2,751.3	—	2,296.7	206.3	(1,900.2)	3,407.1
Total stockholders' equity	2,406.8	17.1	2,443.5	—	2,559.4	767.5	(5,731.7)	2,462.6
Total liabilities and equity	$2,459.8	$17.1	$5,194.8	$—	$4,856.1	$973.8	$(7,631.9)	$5,869.7

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

	As of December 31, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Total investment in real estate, net	$—	$—	$—	$—	$3,611.2	$644.9	$36.9	$4,293.0
Cash and cash equivalents	—	—	—	—	27.2	37.2	—	64.4
Investment in subsidiaries	2,216.9	22.2	3,122.5	—	—	—	(5,361.6)	—
Rent and other receivables, net	—	—	—	—	218.7	16.2	—	234.9
Intercompany receivable	23.2	—	1,761.5	—	6.8	—	(1,791.5)	—
Equity investments	—	—	—	—	—	198.1	—	198.1
Goodwill	—	—	—	—	455.1	—	—	455.1
Intangible assets, net	—	—	—	—	178.1	57.6	—	235.7
Other assets	—	—	0.5	—	94.4	16.4	—	111.3
Total assets	$2,240.1	$22.2	$4,884.5	$—	$4,591.5	$970.4	$(7,116.2)	$5,592.5
Debt	$—	$—	$2,624.7	$—	$—	$—	$—	$2,624.7
Intercompany payable	—	—	23.2	—	1,761.5	6.8	(1,791.5)	—
Finance lease liabilities	—	—	—	—	104.0	52.7	—	156.7
Construction costs payable	—	—	—	—	175.6	19.7	—	195.3
Accounts payable and accrued expenses	—	—	19.7	—	95.9	5.7	—	121.3
Dividends payable	51.0	—	—	—	—	—	—	51.0
Deferred revenue and prepaid rents	—	—	—	—	144.9	3.7	—	148.6
Deferred tax liability	—	—	—	—	—	68.9	—	68.9
Total liabilities	51.0	—	2,667.6	—	2,281.9	157.5	(1,791.5)	3,366.5
Total stockholders' equity	2,189.1	22.2	2,216.9	—	2,309.6	812.9	(5,324.7)	2,226.0
Total liabilities and equity	$2,240.1	$22.2	$4,884.5	$—	$4,591.5	$970.4	$(7,116.2)	$5,592.5

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended June 30, 2019
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/ Consolidations	Total
Revenue	$—	$—	$—	$—	$234.9	$16.6	$—	$251.5
Total operating expenses	—	—	—	—	206.1	25.7	—	231.8
Operating income (loss)	—	—	—	—	28.8	(9.1)	—	19.7
Interest expense	—	—	(30.4)	—	—	(0.3)	9.6	(21.1)
(Loss) gain on marketable equity investment	—	—	—	—	—	(8.5)	—	(8.5)
(Loss) income before income taxes	—	—	(30.4)	—	28.8	(17.9)	9.6	(9.9)
Income tax (expense) benefit	—	—	—	—	(1.0)	2.4	—	1.4
Equity (loss) earnings related to investment in subsidiaries	(24.1)	(0.2)	9.0	—	—	—	15.3	—
Net (loss) income	(24.1)	(0.2)	(21.4)	—	27.8	(15.5)	24.9	(8.5)
Other comprehensive income	—	—	(2.7)	—	—	(3.3)	—	(6.0)
Comprehensive (loss) income	$(24.1)	$(0.2)	$(24.1)	$—	$27.8	$(18.8)	$24.9	$(14.5)

	Three Months Ended June 30, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$195.3	$1.6	$—	$196.9
Total operating expenses	—	—	—	—	169.0	0.9	—	169.9
Operating income	—	—	—	—	26.3	0.7	—	27.0
Interest expense	—	—	(26.2)	—	—	(0.7)	4.1	(22.8)
Gain (loss) on marketable equity investment	—	—	—	—	—	102.7	—	102.7
Net (loss) income before income taxes	—	—	(26.2)	—	26.3	102.7	4.1	106.9
Income tax expense	—	—	—	—	(1.0)	—	—	(1.0)
Equity earnings (loss) related to investment in subsidiaries	101.8	1.0	128.0	—	—	—	(230.8)	—
Net income (loss)	101.8	1.0	101.8	—	25.3	102.7	(226.7)	105.9
Other comprehensive income	—	—	—	—	—	—	—	—
Comprehensive income (loss)	$101.8	$1.0	$101.8	$—	$25.3	$102.7	$(226.7)	$105.9

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Six Months Ended June 30, 2019
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/ Consolidations	Total
Revenue	$—	$—	$—	$—	$444.1	$32.4	$—	$476.5
Total operating expenses	—	—	—	—	395.4	49.6	—	445.0
Operating income (loss)	—	—	—	—	48.7	(17.2)	—	31.5
Interest expense	—	—	(62.9)	—	—	(0.7)	18.8	(44.8)
Gain (loss) on marketable equity investment	—	—	—	—	—	92.7	—	92.7
Other expense	—	—	—	—	—	(0.1)	—	(0.1)
(Loss) income before income taxes	—	—	(62.9)	—	48.7	74.7	18.8	79.3
Income tax (expense) benefit	—	—	—	—	(1.8)	3.4	—	1.6
Equity earnings (loss) related to investment in subsidiaries	59.4	0.6	122.3	—	—	—	(182.3)	—
Net income (loss)	59.4	0.6	59.4	—	46.9	78.1	(163.5)	80.9
Other comprehensive income	—	—	—	—	—	(2.7)	—	(2.7)
Comprehensive income (loss)	$59.4	$0.6	$59.4	$—	$46.9	$75.4	$(163.5)	$78.2

	Six Months Ended June 30, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$390.2	$3.3	$—	$393.5
Total operating expenses	—	—	—	—	336.6	2.2	—	338.8
Operating income	—	—	—	—	53.6	1.1	—	54.7
Interest expense	—	—	(50.1)	—	—	(1.4)	7.9	(43.6)
Gain (loss) on marketable equity investment	—	—	—	—	—	143.2	—	143.2
Loss on early extinguishment of debt	—	—	(3.1)	—	—	—	—	(3.1)
Net (loss) income before income taxes	—	—	(53.2)	—	53.6	142.9	7.9	151.2
Income tax expense	—	—	—	—	(1.8)	—	—	(1.8)
Equity earnings (loss) related to investment in subsidiaries	141.6	1.4	194.8	—	—	—	(337.8)	—
Net income (loss)	141.6	1.4	141.6	—	51.8	142.9	(329.9)	149.4
Other comprehensive income	—	—	—	—	—	0.1	—	0.1
Comprehensive income (loss)	$141.6	$1.4	$141.6	$—	$51.8	$143.0	$(329.9)	$149.5

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2019
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Net cash (used in) provided by operating activities	$—	$—	$(56.8)	$—	$208.8	$(3.3)	$18.8	$167.5
Cash flows from investing activities:
Investment in real estate	—	—	—	—	(401.3)	(94.7)	(18.8)	(514.8)
Investment in subsidiaries	(252.6)	(1.8)	(67.9)	—	—	—	322.3	—
Equity investments	—	—	—	—	—	(0.3)	—	(0.3)
Proceeds from sale of equity investments	—	—	—	—	—	199.8	—	199.8
Return of investment	101.3	—	—	—	—	—	(101.3)	—
Intercompany borrowings	8.8	—	(105.6)	—	119.3	—	(22.5)	—
Net cash (used in) provided by investing activities	(142.5)	(1.8)	(173.5)	—	(282.0)	104.8	179.7	(315.3)
Cash flows from financing activities:
Issuance of common stock, net	252.6	—	—	—	—	—	—	252.6
Dividends paid	(101.3)	—	(101.3)	—	—	—	101.3	(101.3)
Intercompany borrowings	—	—	(8.8)	—	105.6	(119.3)	22.5	—
Proceeds from revolving credit facility	—	—	287.8	—	—	—	—	287.8
Repayments of unsecured term loan	—	—	(200.0)	—	—	—	—	(200.0)
Payments on finance lease liabilities	—	—	—	—	(0.6)	(0.6)	—	(1.2)
Tax payment upon exercise of equity awards	(8.8)	—	—	—	—	—	—	(8.8)
Contributions/distributions from parent	—	1.8	252.6	—	59.7	8.2	(322.3)	—
Net cash provided by (used in) financing activities	142.5	1.8	230.3	—	164.7	(111.7)	(198.5)	229.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	—	—	(0.3)	—	(0.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—	—	—	91.5	(10.5)	—	81.0
Cash, cash equivalents and restricted cash at beginning of period	—	—	—	—	27.2	37.2	—	64.4
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—	$—	$118.7	$26.7	$—	$145.4

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

	Six Months Ended June 30, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Net cash (used in) provided by operating activities	$—	$—	$(46.0)	$—	$185.5	$1.1	$7.9	$148.5
Cash flows from investing activities:
Investment in real estate	—	—	—	—	(313.5)	(1.3)	(7.9)	(322.7)
Investment in subsidiaries	(152.2)	(1.5)	(154.1)	—	—	—	307.8	—
Return of investment	86.6	—	—	—	—	—	(86.6)	—
Intercompany borrowings	4.7	—	56.5	—	—	—	(61.2)	—
Net cash (used in) provided by investing activities	(60.9)	(1.5)	(97.6)	—	(313.5)	(1.3)	152.1	(322.7)
Cash flows from financing activities:
Issuance of common stock, net	152.2	—	—	—	—	—	—	152.2
Dividends paid	(86.6)	—	(86.6)	—	—	—	86.6	(86.6)
Intercompany borrowings	—	—	(4.7)	—	(56.5)	—	61.2	—
Proceeds from unsecured term loan	—	—	985.4	—	—	—	—	985.4
Repayments of unsecured term loan	—	—	(902.7)	—	—	—	—	(902.7)
Payments on finance lease liabilities	—	—	—	—	(4.2)	(0.9)	—	(5.1)
Tax payment upon exercise of equity awards	(4.7)	—	—	—	—	—	—	(4.7)
Contributions/distributions from parent	—	1.5	152.2	—	152.2	1.9	(307.8)	—
Net cash provided by (used in) financing activities	60.9	1.5	143.6	—	91.5	1.0	(160.0)	138.5
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—	—	—	(36.5)	0.8	—	(35.7)
Cash, cash equivalents and restricted cash at beginning of period	—	—	—	—	151.2	0.7	—	151.9
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—	$—	$114.7	$1.5	$—	$116.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Report on Form 10-Q, together with other statements and information publicly disseminated by our company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.
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
The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) loss of key customers; (ii) economic downturn, natural disaster or oversupply of data centers in the limited geographic areas that we serve; (iii) risks related to the development of our properties and our ability to successfully lease those properties; (iv) weakening in the fundamentals for data center real estate, including but not limited to, decreases in or slowed growth of global data, e-commerce and demand for outsourcing of data storage and cloud-based applications; (v) loss of access to key third-party service providers and suppliers; (vi) risks of loss of power or cooling which may interrupt our services to our customers; (vii) inability to identify and complete acquisitions and operate acquired properties, including those acquired in the recently completed acquisition of Zenium Topco Ltd. and certain other affiliated entities (“Zenium”); (viii) our failure to obtain necessary outside financing on favorable terms, or at all; (ix) restrictions in the instruments governing our indebtedness; (x) risks related to environmental matters; (xi) unknown or contingent liabilities related to our acquisitions; (xii) significant competition in our industry; (xiii) loss of key personnel; (xiv) risks associated with real estate assets and the industry; (xv) failure to maintain our status as a REIT (as defined below) or to comply with the highly technical and complex REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"); (xvi) REIT distribution requirements could adversely affect our ability to execute our business plan; (xvii) insufficient cash available for distribution to stockholders; (xviii) future offerings of debt may adversely affect the market price of our common stock; (xix) increases in market interest rates will increase our borrowings costs and may drive potential investors to seek higher dividend yields and reduce demand for our common stock; (xx) market price and volume of stock could be volatile; (xxi) our international activities, including those now conducted as a result of the recently completed Zenium acquisition and land acquisitions, are subject to special risks different from those faced by us in the United States; (xxii) the uncertainty surrounding the United Kingdom’s decision to withdraw from the European Union and around the British Parliament’s approval of the agreement with the European Union regarding the United Kingdom’s withdrawal from the European Union; (xxiii) expanded and widened price increases in certain selective materials for data center development capital expenditures due to international trade negotiations; (xxiv) a failure to comply with anti-corruption laws and regulations; (xxv) legislative or other actions relating to taxes; and (xxvi) other factors affecting the real estate and technology industries generally.
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

Overview
Our Company. We are a fully integrated, self-managed data center real estate investment trust ("REIT") that owns, operates and develops enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Our data centers are generally purpose-built facilities with redundant power and cooling. They are not network specific and enable customer connectivity to a range of telecommunication carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology ("IT") infrastructure for approximately 1,000 customers in 49 data centers in 13 markets (10 cities in the U.S., London, U.K., Singapore and Frankfurt, Germany).
Our Portfolio
We own and operate 49 data centers totaling 7.1 million Net Rentable Square Feet ("NRSF"), 84% of the Colocation Square Feet ("CSF") is leased and has 770 megawatts ("MW") of power capacity. This includes 14 buildings where we lease such facilities. We are lessee of approximately 13% of our total operating NRSF as of June 30, 2019. Also included in our total NRSF, CSF and MW are pre-stabilized assets (which include data halls that have been in service for less than 24 months and are less than 85% leased) that have approximately 539,000 NRSF, 36% of the CSF is leased with capacity of 53 MW of power.
In addition, we have properties under development comprising approximately 1.1 million NRSF and 55 MW of power capacity. The estimated remaining total costs to develop these properties is between $414.0 million and $481.0 million. The final costs to develop could change depending on the capital improvements required based on the lease contracts executed on such properties. We also have 484 acres of land available for future data center development.
Operational Overview

The following discussion provides an overview of our capital and financing activity, operations and transactions for the six months ended June 30, 2019 and should be read in conjunction with the full discussion of our operating results, liquidity and capital resources included in this Form 10-Q as well as the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the year ending December 31, 2018.

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

Inflation
The U.S. economy has experienced low inflation over the last several years, as a result, inflation has not had a significant impact on our business. Our customer leases generally do not provide for annual increases in rent based on inflation. As a result, we bear the risk of increases in the costs of operating and maintaining our data center facilities. Some of our leases have annual rent escalators, typically ranging from 1-3%; as a result we bear the risk of increases in operating costs. Some of our leases are structured to pass-through the cost of sub-metered electrical power. In the future, we expect more of our leases to pass-through the costs to provide electrical power. In addition, approximately 67% of our leases expire within six years which enables us to replace existing leases with new leases at then existing rates.

Summary of Significant Transactions and Activities for the Six Months Ended June 30, 2019 and 2018

Real Estate Acquisitions, Development and Other Activities

During the six months ended June 30, 2019, we had cash capital expenditures of $514.8 million, of which $510.5 million related to the construction of data centers. The expansion and development of additional power capacity and building square feet contributed to our year-over-year revenue increase in 2019. As of June 30, 2019, the estimated remaining cost of development is between $414.0 million to $481.0 million and is expected to add 55 MWs and approximately 0.1 million CSF, 0.9 million powered shell, and 0.1 million of other supporting infrastructure. In addition, during the six months ended June 30, 2019, we acquired 30 acres of land in Santa Clara, California and San Antonio, Texas for future development for $40.1 million.

Capital and Financing Activity

In March 2018, we entered into a new senior unsecured credit agreement (the "$3.0 Billion Credit Facility"). The agreement includes a $1.7 billion revolving credit facility (the "$1.7 Billion Revolving Credit Facility") as well as a 5-year term loan with commitments totaling $1.0 billion (the "2023 Term Loan") and a $300.0 million 7-year term loan (the "2025 Term Loan"). The $1.7 Billion Revolving Credit Facility, 2023 Term Loan and 2025 Term Loan are prepayable at our option. In April 2019, we repaid $200.0 million of the 2023 Term Loan using proceeds in part from the sale of GDS shares. As of June 30, 2019, we had $800.0 million, $300.0 million and $429.9 million outstanding under the 2023 Term Loan, the 2025 Term Loan and the $1.7 Billion Revolving Credit Facility, respectively. For more information on our $3.0 Billion Credit Facility, see Note 9. “Debt” and for more information on our investment in GDS Holdings Limited ("GDS"), see Note 7. "Equity Investments".

On March 29, 2018, we used the proceeds of the $1.0 billion of borrowings under the $3.0 Billion Credit Facility to repay in full our prior credit facility in an amount of $900.0 million and subsequently used a portion of the remaining liquidity, along with cash, for further build out of existing data centers and the development of new data centers.

During the fourth quarter of 2018, the Company entered into sales agreements pursuant to which we may issue and sell from time to time shares of our common stock having an aggregate sales price of up to $750.0 million (the "New 2018 ATM Stock Offering Program"). For the six months ended June 30, 2019, we sold approximately 4.9 million shares of our common stock under our New ATM stock offering programs, generating net proceeds of approximately $252.2 million after giving effect to sales agent commissions of $2.5 million. As of June 30, 2019, there was $495.3 million under the New 2018 ATM Stock Offering Program available for future offerings.

Concentration of revenue

We define our annualized backlog as the twelve-month recurring revenue (calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”)) for executed lease contracts achieved upon full occupancy which have not commenced as of the end of a period. Our backlog as of June 30, 2019 and December 31, 2018 was approximately $23.0 million and $54.0 million, respectively. During the six months ended June 30, 2019, one customer represented 22% of our revenue. Similar to our revenue growth noted above, our backlog is primarily due to the demand across the cloud and enterprise companies and larger lease contracts. Because GAAP revenue for any period is generally a function of straight-line revenue recognized from lease contracts in existence at the beginning of a period, as well as lease contract renewals and new customer lease contracts commencing during the period, backlog as of any period is not necessarily indicative of near-term performance. Our presentation of backlog may differ from other companies in our industry.

Results of Operations
Three and Six Months Ended June 30, 2019, Compared to Three and Six Months Ended June 30, 2018:

IN MILLIONS, except share and per share data
	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Lease revenue
Colocation (Minimum lease payments)	$197.3	$165.3	$32.0	19%	$385.6	$330.5	$55.1	17%
Metered power reimbursements (Variable lease payments)	31.7	24.8	6.9	28%	60.3	46.4	13.9	30%
Total lease revenue	229.0	190.1	38.9	20%	445.9	376.9	69.0	18%

Revenue from contracts with customers
Equipment sales and services	17.1	2.4	14.7	n/m	21.1	8.2	12.9	n/m
Other revenue	5.4	4.4	1.0	23%	9.5	8.4	1.1	13%
Total revenue from contracts with customers	22.5	6.8	15.7	n/m	30.6	16.6	14.0	84%
Total Revenue	251.5	196.9	54.6	28%	476.5	393.5	83.0	21%

Operating expenses:
Property operating expenses	103.3	68.9	34.4	50%	186.6	136.7	49.9	37%
Sales and marketing	5.3	4.4	0.9	20%	10.6	9.7	0.9	9%
General and administrative	19.7	18.6	1.1	6%	41.9	37.9	4.0	11%
Depreciation and amortization	102.1	77.6	24.5	32%	204.2	152.2	52.0	34%
Transaction, acquisition, integration and other related expenses	1.4	0.4	1.0	n/m	1.7	2.3	(0.6)	(26)%
Total operating expenses	231.8	169.9	61.9	36%	445.0	338.8	106.2	31%
Operating income	19.7	27.0	(7.3)	(27)%	31.5	54.7	(23.2)	(42)%
Interest expense	(21.1)	(22.8)	(1.7)	(7)%	(44.8)	(43.6)	1.2	3%
(Loss) gain on marketable equity investment	(8.5)	102.7	(111.2)	(108)%	92.7	143.2	(50.5)	(35)%
Loss on early extinguishment of debt	—	—	—	—%	—	(3.1)	3.1	(100)%
Other expense	—	—	—	—%	(0.1)	—	(0.1)	n/m
Net income before income taxes	(9.9)	106.9	(116.8)	(109)%	79.3	151.2	(71.9)	(48)%
Income tax expense	1.4	(1.0)	2.4	(240)%	1.6	(1.8)	3.4	(189)%
Net income	$(8.5)	$105.9	$(114.4)	(108)%	$80.9	$149.4	$(68.5)	(46)%
Operating gross margin	7.8%	13.7%		(43)%	6.6%	13.9%		(53)%
Capital expenditures:
Investment in real estate	$211.3	$175.2	$36.1	21%	$510.5	$318.0	$192.5	61%
Recurring maintenance capital	1.6	2.3	(0.7)	(30)%	4.3	4.7	(0.4)	(9)%
Total	$212.9	$177.5	$35.4	20%	$514.8	$322.7	$192.1	60%
Metrics information:
CSF(1)	4,116,000	3,369,000	747,000	22%	4,116,000	3,369,000	747,000	22%
Leased rate(2)	84%	88%	(4)%	(5)%	84%	88%	(4)%	(5)%
(1) CSF represents the NRSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.
(2) CSF Leased is calculated by dividing CSF under signed leases for colocation space (whether or not the lease has commenced billing) by total CSF.

The three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Operations
As of June 30, 2019, we had approximately 1,000 customers (not including customers that have signed leases but have not begun occupying space), many of which have signed leases for multiple sites and multiple services, amenities and/or features. We generate recurring revenues from leasing colocation space and nonrecurring revenues from equipment sales and installation services. We provide customers with data center services pursuant to leases with initial term ranging from three to ten years. As of June 30, 2019, the weighted average remaining term was 4.5 years based upon annualized rent. Lease expirations through 2021, excluding month-to-month leases, represent 26% of our total NRSF, or 35% of our aggregate annualized rent as of June 30, 2019. At the end of the lease term, customers may allow the contract to expire, sign a new lease or automatically renew pursuant to the terms of their lease. The automatic renewal period could be for varying lengths, depending on the terms of the contract, such as, for the original lease term, one year or month-to-month. As of June 30, 2019, 1% of our NRSF was subject to month-to-month leases.

Revenue

For the three months ended June 30, 2019, revenue was $251.5 million, an increase of $54.6 million, or 28% compared to $196.9 million for the three months ended June 30, 2018. Fluctuations in revenue are dependent upon our ability to maintain our existing revenue base, sell new capacity, and maintain or increase rental rates at our properties. Recurring rent churn of 0.6% for the three months ended June 30, 2019 decreased by 0.5% as compared to the 1.1% for the three months ended June 30, 2018. The Company calculates recurring rent churn as any reduction in recurring rent due to customer terminations, service reductions or net pricing decreases as a percentage of rent at the beginning of the period, excluding any impact from metered power reimbursements or other usage-based billing.

Colocation square feet increased 22% at June 30, 2019 as compared to June 30, 2018. Leased CSF as of June 30, 2019 and 2018 was 84% and 88%, respectively. CSF Occupied as of June 30, 2019 and 2018 was 83% and 85%, a decrease of 2%. The occupancy percentage decrease is primarily related to declines in occupancy in stabilized data centers (which are data halls that have been in service for at least 24 months or are at least 85% leased) at June 30, 2019 including properties located in Cincinnati, Dallas, Houston and San Antonio.

The revenue increase of $54.6 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018 is primarily due to the following:

•
$30.2 million increase in colocation rent, primarily due to $38.6 million increase from existing and new customers, including an $11.2 million increase due to the acquisition of Zenium which closed in August 2018 and $2.1 million of higher termination fees, offset in part by $10.5 million of rent churn;

•
$6.9 million increase in metered power reimbursements primarily due to a $7.8 million increase from existing and new customers, including a $3.9 million increase due to the Zenium acquisition offset in part by $0.9 million of rent churn;

•	$1.8 million increase in interconnection revenue primarily due to expanding demand from existing and new customers;

•	$14.7 million increase in equipment sales and associated installation services to one significant customer during the three months ended June 30, 2019; and

•	$1.0 million increase in other revenue from managed services.

Operating Expenses

Property operating expenses

For the three months ended June 30, 2019, property operating expenses were $103.3 million, an increase of $34.4 million, or 50%, compared to $68.9 million for the three months ended June 30, 2018 primarily due to the following:

•	$6.6 million increase in property operating expenses as a result of the timing of the acquisition of Zenium which closed in August 2018;

•	$14.1 million increase in property operating expenses as a result of additional assets placed into service from development activities:

◦	$5.6 million increase in electricity due to increases in usage and rates

◦	$4.4 million increase in repairs and maintenance

◦	$3.7 million increase in contract and security services

◦	$0.4 million increase in other property operating expenses

•
$2.6 million increase in rent for leased property and equipment primarily due to a $4.0 million increase from the implementation of the new accounting standard for leases offset in part by a $1.4 million decrease from lease expirations in 2018;

•	$3.0 million decrease as a result of higher capitalized costs due to increasing construction and development; and

•	$14.1 million increase in equipment cost of sales.

General and administrative expenses

For the three months ended June 30, 2019, general and administrative expenses were $19.7 million, an increase of $1.1 million, or 6%, compared to $18.6 million for the corresponding period in 2018, primarily due to the following:

•	$1.4 million increase in legal and professional expenses primarily due to expanding our business activities;

•	$1.3 million increase in personnel expense primarily due to the acquisition of Zenium in August 2018;

•	$0.3 million increase in other general and administration expenses;

•	$1.1 million decrease in stock compensation expense; and

•	$0.8 million decrease due to a reduction in professional fees associated with implementing new accounting standards.

Depreciation and amortization expense

For the three months ended June 30, 2019, depreciation and amortization expense was $102.1 million, an increase of $24.5 million, or 32%, compared to $77.6 million for the corresponding period in 2018. This increase was primarily driven by $13.4 million related to the acquisition of Zenium in August 2018 and $12.1 million related to other assets that were placed in service after the second quarter of 2018, offset in part by $1.0 million related to the derecognition of build-to-suit leases and their classification as operating leases under the new accounting standard for leases discussed in Note 3. "Recently Adopted Accounting Standards". Since June 30, 2018, approximately $877.8 million of new data center assets have been placed in service. Depreciation and amortization expense is expected to increase in future periods as we complete the development of properties and installation of equipment and facilities to support our operations.

Non-Operating Income and Expenses

Interest expense

For the three months ended June 30, 2019, interest expense was $21.1 million, a decrease of $1.7 million, or 7%, as compared to $22.8 million for the corresponding period in 2018. Interest expense increased $6.2 million as a result of an increase in debt offset by the following:

•	$3.6 million decrease due to higher capitalized interest resulting from increased development activity;

•	$2.0 million decrease related to the cross-currency swap;

•	$1.9 million decrease due to finance leases that were derecognized under the new accounting standard for leases. See Note 3. "Recently Adopted Accounting Standards"; and

•	$0.4 million decrease related to higher interest income.
We anticipate drawing on our $1.7 Billion Revolving Credit Facility to fund, in part, our new investments in data centers, including potential acquisitions. Accordingly, we anticipate our interest expense to increase in future periods.

(Loss) gain on marketable equity investment

For the three months ended June 30, 2019, the loss on our marketable equity investment in GDS was $8.5 million, a decrease of $111.2 million, or 108%, as compared to a gain of $102.7 million for the corresponding period in 2018. The decrease was primarily a result of a decrease in the fair value of our investment in GDS, including a discount due to the lack of marketability, over the comparable prior year period. See Note 7. "Equity Investments", related to our sale of a portion of our equity investment in GDS.

The six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Revenue

For the six months ended June 30, 2019, revenue was $476.5 million, an increase of $83.0 million, or 21% compared to $393.5 million for the six months ended June 30, 2018. Recurring rent churn of 2.7% for the six months ended June 30, 2019 increased by 1.1% as compared to 1.6% for the six months ended June 30, 2018.

The revenue increase of $83.0 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018 is primarily due to the following:

•
$52.4 million increase in colocation rent primarily due to a $72.4 million increase from existing and new customers, including a $21.8 million increase due to the acquisition of Zenium in August 2018, offset in part by $17.2 million of rent churn and $2.8 million of lower termination fees;

•
$13.9 million increase in metered power reimbursements primarily due to a $15.6 million increase from existing and new customers, including a $7.0 million increase due to the acquisition of Zenium in August 2018, offset in part by $1.7 million of rent churn;

•	$2.7 million increase in interconnection revenue;

•	$12.9 million increase in equipment sales and installation services to one significant customer; and

•	$1.1 million increase in other revenue from managed services.

Operating Expenses

Property operating expenses

For the six months ended June 30, 2019, property operating expenses were $186.6 million, an increase of $49.9 million, or 37%, compared to $136.7 million for the six months ended June 30, 2018 primarily due to the following:

•	$22.2 million increase in property operating expenses as a result of additional assets placed into service from development activities:

◦	$9.7 million increase in electricity primarily due to increases in usage and rates

◦	$7.2 million increase in repairs and maintenance

◦	$5.3 million increase in contract and security services

•	$12.4 million increase in equipment cost of sales;

•	$12.4 million increase in property operating expenses as a result of the acquisition of Zenium in August 2018;

•
$4.9 million increase in rent expense for leased property and equipment primarily due to a $8.0 million increase from the implementation of the new accounting standard for leases offset in part by a $3.1 million decrease from lease expirations in 2018;

•	$1.0 million increase in property taxes and other operating expense; and

•	$3.0 million decrease as a result of capitalized costs due to increasing construction and development.

General and administrative expenses

For the six months ended June 30, 2019, general and administrative expenses were $41.9 million, an increase of $4.0 million, or 11%, compared to $37.9 million for the corresponding period in 2018, primarily due to the following:

•	$3.6 million increase in legal and professional expenses due to expanding our business activities;

•	$2.7 million increase in personnel expense primarily due to the acquisition of Zenium in August 2018;

•	$1.2 million decrease for employee-related costs including stock compensation and severance related costs;

•	$0.9 million decrease due to a reduction in professional fees associated with implementing new accounting standards; and

•	$0.2 million decrease in other general and administrative expense.

Depreciation and amortization expense

For the six months ended June 30, 2019, depreciation and amortization expense was $204.2 million, an increase of $52.0 million, or 34%, compared to $152.2 million for the corresponding period in 2018. This increase was primarily driven by $27.4 million related to the acquisition of Zenium in August 2018 and $26.5 million related to other assets that were placed in service after the second quarter of 2018, offset in part by $1.9 million related to the derecognition of build-to-suit leases and their classification as operating leases under the new accounting standard for leases discussed in Note 3. "Recently Adopted Accounting Standards".

Non-Operating Income and Expenses

Interest expense

For the six months ended June 30, 2019, interest expense was $44.8 million, an increase of $1.2 million, or 3%, as compared to $43.6 million for the corresponding period in 2018. Interest expense increased $15.1 million due to increases in debt primarily a result of the increase in the outstanding balances of the 2023 Term Loan, 2025 Term Loan and $1.7 Billion Revolving Credit Facility as compared to the prior year period offset in part by following:

•	$7.8 million decrease due to higher capitalized interest resulting from increased development activity;

•	$3.6 million decrease due to finance leases that were derecognized under the new accounting standard for leases. See Note 3. "Recently Adopted Accounting Standards";

•	$2.3 million decrease related to the cross-currency swap; and

•	$0.2 million decrease related to higher interest income.

(Loss) gain on marketable equity investment

For the six months ended June 30, 2019, the gain on our marketable equity investment in GDS was $92.7 million, a decrease of $50.5 million, or 35%, as compared to $143.2 million for the corresponding period in 2018. The decrease was primarily a result of the comparable increase in the fair value of our investment in GDS for the six months ended June 30, 2019 and 2018. For the six months ended June 30, 2019, the fair value increased 63%, including a discount due to the lack of marketability. For the six months ended June 30, 2018, the fair value increased 78%. See Note 7. "Equity Investments", related to our sale of a portion of our equity investment in GDS.

Loss on early extinguishment of debt

For the six months ended June 30, 2018, loss on early extinguishment of debt was $3.1 million, primarily due to the Company's repayment of the $900.0 million aggregate outstanding principal balance of its previous credit facility upon entering into a new senior unsecured credit agreement in March 2018.

Significant Balance Sheet Fluctuations

The table below relates to significant fluctuations in certain line items of our condensed consolidated balance sheets from December 31, 2018 to June 30, 2019 (in millions):

	June 30, 2019	December 31, 2018	Difference
Total investment in real estate, net	$4,499.6	$4,293.0	$206.6
Equity investments	91.9	198.1	(106.2)
Operating lease right-of-use ("ROU") assets, net	78.5	—	78.5
$1.7 Billion Revolving Credit Facility	429.9	143.0	286.9
Term Loans	1,100.0	1,300.0	(200.0)
Senior Notes	1,213.3	1,214.6	(1.3)
Finance lease liabilities	31.6	156.7	(125.1)
Operating lease liabilities	114.1	—	114.1
Additional paid in capital	3,089.5	2,837.4	252.1

The increase in total investment in real estate, net was primarily due to the continued development of data centers in Amsterdam, Austin, Dallas, Frankfurt, London, the New York Metro area, Northern Virginia, Phoenix and Raleigh-Durham, less depreciation expense of $177.8 million. In addition, we purchased land in San Antonio and Santa Clara.

The decrease in equity investments was primarily due to the sale of 5.7 million GDS ADSs in April 2019. We continue to hold approximately 2.3 million GDS ADSs, with the remaining GDS ADSs being subject to a lock-up period expiring October 12, 2019, subject to customary carve outs. As a result of this lack of marketability, we applied an estimated discount of 8.7% to this equity investment resulting in an equity investment fair value of $79.0 million as of June 30, 2019. We did not receive any distributions related to our equity investment during the six months ended June 30, 2019 or year ended December 31, 2018.

The increase in operating lease ROU assets is due to the new accounting standard for leases. For more information, see Note 3. "Recently Adopted Accounting Standards" and Note 5. "Leases - As a Lessee".

The increase in borrowing under the $1.7 Billion Revolving Credit Facility was primarily due to borrowing under its U.S. and EUR revolvers to fund development and operations.

The decrease in the term loans was primarily due the repayment of $200.0 million of the 2023 Term Loan using the proceeds of the sale of GDS ADSs.

The decrease in the senior notes was primarily due to the amortization of the bond premium.

The decrease in finance lease liabilities and the increase in operating lease liabilities are due to the new accounting standard for leases. For more information, see Note 3. "Recently Adopted Accounting Standards" and Note 5. "Leases - As a Lessee".

The increase in additional paid in capital was primarily due to proceeds from sales of Company common stock pursuant to the New 2018 ATM Stock Offering Program.

Key Performance Indicators - Non-GAAP Financial Measures

In addition to amounts presented in accordance with GAAP, we also present certain supplemental non-GAAP financial measures related to our performance. These non-GAAP financial measures should not be construed as being more important than comparable GAAP financial measures. In compliance with SEC requirements, our non-GAAP financial measures presented herein are reconciled to net (loss) income, the most directly comparable GAAP financial measure. Neither the SEC nor any regulatory body has passed judgment on these non-GAAP measurements.

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

We calculate FFO as net (loss) income computed in accordance with GAAP before real estate depreciation and amortization. While it is consistent with the definition of FFO promulgated by the National Association of Real Estate Investment Trusts ("NAREIT"), our computation of FFO may differ from the methodology for calculating FFO used by other REITs. Accordingly, our FFO may not be comparable to others.

We calculate Normalized FFO as FFO plus loss on early extinguishment of debt; loss (gain) on marketable equity investment; new accounting standards and regulatory compliance and the related system implementation costs; amortization of trade names; transaction, acquisition, integration and other related expenses; severance and management transition costs; legal claim costs and other items as appropriate. We believe our Normalized FFO calculation provides a comparable measure between different periods. Other REITs may not calculate Normalized FFO in the same manner. Accordingly, our Normalized FFO may not be comparable to others.

In addition, because FFO and Normalized FFO exclude real estate depreciation and amortization, and capture neither the changes in the value of our properties that result from use or from market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations, the utility of FFO and Normalized FFO as measures of our performance is limited. Therefore, FFO and Normalized FFO should be considered only as supplements to net (loss) income presented in accordance with GAAP as measures of our performance. FFO and Normalized FFO should not be used as measures of our liquidity or as indicative of funds available to fund our cash needs, including our ability to make distributions. FFO and Normalized FFO also should not be used as supplements to or substitutes for cash flow from operating activities computed in accordance with GAAP.

On January 1, 2019, we adopted the new accounting standard with respect to leases, see Note 3. "Recently Adopted Accounting Standards" and Note 5. "Leases - As a Lessee". We have adopted the new standard using the modified retrospective transition method, where financial statement presentations prior to the date of adoption are not restated. Accordingly, all information related to periods prior to 2019 have not been adjusted, including non-GAAP measurements.

The following table reflects the reconciliation of GAAP net (loss) income to FFO and Normalized FFO for the three and six months ended June 30, 2019 and 2018 (amounts in millions):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
Net (loss) income	$(8.5)	$105.9	$(114.4)	(108)%	$80.9	$149.4	$(68.5)	(46)%
Real estate depreciation and amortization(1)	100.2	75.6	24.6	33%	200.3	148.1	52.2	35%
Funds from Operations ("FFO") - NAREIT defined	$91.7	$181.5	$(89.8)	(49)%	$281.2	$297.5	$(16.3)	(5)%
Loss on early extinguishment of debt	—	—	—	—%	—	3.1	(3.1)	(100)%
Loss (gain) on marketable equity investment	8.5	(102.7)	111.2	(108)%	(92.7)	(143.2)	50.5	(35)%
New accounting standards and regulatory compliance and the related system implementation costs	0.3	1.0	(0.7)	(70)%	0.6	1.5	(0.9)	(60)%
Amortization of tradenames(1)	0.1	0.4	(0.3)	(75)%	0.3	0.7	(0.4)	(57)%
Transaction, acquisition, integration and other related expenses(1)	1.4	0.4	1.0	n/m	1.7	2.3	(0.6)	(26)%
Severance and management transition costs	—	—	—	—%	0.1	0.7	(0.6)	(86)%
Legal claim costs	0.1	0.1	—	n/m	0.2	0.3	(0.1)	(33)%
Normalized Funds from Operations ("Normalized FFO")	$102.1	$80.7	$21.4	27%	$191.4	$162.9	$28.5	17%
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

We calculate NOI as net (loss) income, adjusted for sales and marketing expenses, general and administrative expenses, depreciation and amortization expenses, transaction, acquisition, integration and other related expenses, interest expense, (gain) loss on marketable equity investment, loss on early extinguishment of debt, other expenses, income tax expense and other items as appropriate. Amortization of deferred leasing costs is presented in depreciation and amortization expenses, which is excluded from NOI. Sales and marketing expenses are not property-specific, rather these expenses support our entire portfolio. As a result, we have excluded these sales and marketing expenses from our NOI calculation, consistent with the treatment of general and administrative expenses, which also support our entire portfolio. Because the calculation of NOI excludes various expenses, the utility of NOI as a measure of our performance is limited. Other REITs may not calculate NOI in the same manner. Accordingly, our NOI may not be comparable to others. Therefore, NOI should be considered only as a supplement to net (loss) income presented in accordance with GAAP as a measure of our performance. NOI should not be used as a measure of our liquidity or as indicative of funds available to fund our cash needs, including our ability to make distributions. NOI also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

The following table reflects the reconciliation of Net (Loss) Income to NOI for the three and six months ended June 30, 2019 and June 30, 2018 (amounts in millions):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
Net (Loss) Income	$(8.5)	$105.9	$(114.4)	n/m	$80.9	$149.4	$(68.5)	(46)%
Sales and marketing expenses	5.3	4.4	0.9	20%	10.6	9.7	0.9	9%
General and administrative expenses	19.7	18.6	1.1	6%	41.9	37.9	4.0	11%
Depreciation and amortization expenses	102.1	77.6	24.5	32%	204.2	152.2	52.0	34%
Transaction, acquisition, integration and other related expenses	1.4	0.4	1.0	n/m	1.7	2.3	(0.6)	(26)%
Interest expense	21.1	22.8	(1.7)	(7)%	44.8	43.6	1.2	3%
Loss (gain) on marketable equity investment	8.5	(102.7)	111.2	n/m	(92.7)	(143.2)	50.5	(35)%
Loss on early extinguishment of debt	—	—	—	n/m	—	3.1	(3.1)	n/m
Other expenses	—	—	—	n/m	0.1	—	0.1	n/m
Income tax expense	(1.4)	1.0	(2.4)	n/m	(1.6)	1.8	(3.4)	n/m
Net Operating Income	$148.2	$128.0	$20.2	16%	$289.9	$256.8	$33.1	13%

Financial Condition, Liquidity and Capital Resources
Short-term Liquidity

Our short-term liquidity requirements primarily consist of operating, sales and marketing, and general and administrative expenses, dividend payments and recurring capital expenditures for our data center properties. We generally expect to meet these requirements from our cash flow from operations, cash balances and availability under our $1.7 Billion Revolving Credit Facility. For the six months ended June 30, 2019, our cash provided by operating activities was $167.5 million. This was more than our dividend payment for the six months of 2019 of $101.3 million. We expect our cash provided by operating activities to trend in excess of our dividend payments for the year.

Available capacity under the $3.0 Billion Credit Facility as of June 30, 2019 was $1.3 billion related to the $1.7 Billion Revolving Credit Facility. Total liquidity as of June 30, 2019 was approximately $1.4 billion, which included the $1.3 billion available revolver capacity and cash and cash equivalents of $144.1 million. For the six months ended June 30, 2019, we had borrowings of $429.9 million under the $1.7 Billion Revolving Credit Facility. For the six months ended June 30, 2018, we had no borrowings under the $1.7 Billion Revolving Credit Facility.

During the fourth quarter of 2018, the Board authorized us to enter into sales agreements pursuant to which we may issue and sell from time to time shares of our common stock having an aggregate sales price of up to $750.0 million (the "New 2018 ATM Stock Offering Program"). The New 2018 ATM Stock Offering Program replaced the 2018 ATM Stock Offering Program. For the six months ended June 30, 2019, we sold approximately 4.9 million shares of our common stock under our ATM stock offering programs, generating net proceeds of approximately $252.2 million after giving effect to sales agent commissions of $2.5 million. As of June 30, 2019, there was $495.3 million under the New 2018 ATM Stock Offering Program available for future offerings.
Long-term Liquidity

Our long-term liquidity requirements primarily consist of our capital expenditures for the development and acquisition of our data centers. For the six months ended June 30, 2019, our cash capital expenditures were $514.8 million. Our capital expenditures are primarily discretionary, excluding leases under contract, and have been utilized to expand our existing data center properties, acquire or construct new facilities. We intend to continue to develop and expand properties and are prepared to commit additional resources to support this growth. We expect our total estimated capital expenditures for 2019 to be between $850.0 million and $950.0 million. We expect to meet our long-term liquidity requirements, including potential acquisitions, from cash and cash equivalents, cash flows from our operations, issuances of debt and equity securities, and borrowings under our $1.7 Billion Revolving Credit Facility.

While we regularly monitor commodity and labor pricing trends related to our data center development capital expenditures, a large proportion of our current development project costs are under firm price commitments. Accordingly, while we have experienced price increases in certain selective materials due to recent international trade negotiations and actions, we currently do not anticipate any material adverse effect on our overall development costs.

As of June 30, 2019, all of our outstanding debt matures between 2023 and 2027, with a weighted average of 4.9 years to maturity. We expect to refinance these debts at or before their maturities, or retire the debt from the sources described in this section. Our interest rate mix was 44% fixed and 56% floating.

Cash Flows
Comparison of Six Months Ended June 30, 2019 and June 30, 2018

Cash provided by operating activities for the six months ended June 30, 2019 was $167.5 million compared to $148.5 million for the six months ended June 30, 2018, an increase of $19.0 million. The increase was primarily due to an increase of $33.1 million in NOI due to $83.0 million increase in revenue offset in part by $49.9 million increase in property operating expenses, and a decrease in prepaid expenses of $9.1 million, partially offset by an increase in interest payments related to debt of $9.4 million, a decrease in rent and other receivables of $9.3 million, an increase in property tax payments of $3.5 million and an increase in bonus and all other payments of $1.0 million over the corresponding prior year period.

Cash used in investing activities for the six months ended June 30, 2019 was $315.3 million compared to $322.7 million for the six months ended June 30, 2018. Substantially all of our investing activity for both periods related to our development and acquisition activities. Our capital expenditures for 2019 of $514.8 million related primarily to the continued development in key markets, primarily in Amsterdam, Austin, Dallas, Frankfurt, London, the New York Metro area, Northern Virginia, Phoenix and Raleigh-Durham. Acquisitions included land purchases of $40.1 million in Santa Clara and San Antonio for future development. We also made a capital contribution of approximately $0.3 million to our ODATA Colombia investment. These investment outflows were partially offset by proceeds of $199.8 million from the sale of 5.7 million ADSs from our GDS investment. Our capital expenditures for 2018 included the continued development in key markets, primarily Chicago, Dallas, Northern Virginia and Somerset.

Cash provided by financing activities for the six months ended June 30, 2019 was $229.1 million compared to $138.5 million for the six months ended June 30, 2018, an increase of $90.6 million. During the six months ended June 30, 2019, cash provided by financing activities increased due to net proceeds from the issuance of common stock of $252.6 million, $100.4 million more than the corresponding period in 2018, and net proceeds from borrowings on the revolving portion of our unsecured credit facility of $287.8 million for the six months ended June 30, 2019, and no borrowings for the corresponding prior year period. The increase was partially offset by $200.0 million cash used to pay down our 2023 term loan compared to the $82.7 million net proceeds in the corresponding prior year period as a result of our refinancing of the unsecured credit facility in 2018. Other cash used in financing activities during the six months ended June 30, 2019 primarily related to dividends paid to stockholders of $101.3 million compared to $86.6 million during the six months ended June 30, 2018 primarily due to the increase in the number of common shares outstanding.
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

Also as a part of our normal course of business we procure certain data center equipment (generally generators and power distribution units) and electricity power under purchase commitments, where we would be required to purchase certain minimum volumes. In general, we expect to manage these contracts such that the committed volume levels are below our current requirements and at prices that are below current spot market prices. However, if our requirements were to decrease or the spot market prices were to decrease, we could be obligated to complete the remaining minimum purchase commitments, holding the excess equipment for future development or disposing at then current prices. As of June 30, 2019, our aggregate commitments under these contracts is approximately $79.6 million.

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
As of June 30, 2019, we had approximately $1.2 billion of contractually outstanding consolidated debt at a weighted average fixed interest rate of approximately 5.16% and $1.5 billion of amounts outstanding under credit facilities with a weighted average variable interest rate of monthly LIBOR plus 1.32%. Monthly LIBOR as of June 30, 2019 was 2.41%.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments are traded or are otherwise terminated prior to maturity. However, interest rate changes will affect the fair value of our fixed rate instruments.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. We are exposed to interest rate changes primarily as a result of our variable rate debt we incur on our senior unsecured credit agreement and our consolidated cash investments. As of June 30, 2019, our floating rate debt outstanding was $1.5 billion. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures as of June 30, 2019 (amounts in millions, where positive amounts reflect an increase in net income and bracketed amounts reflect a decrease in net income):

	2.0%	1.5%	1.0%	0.5%
Variable rate credit facilities expense	$(30.6)	$(22.9)	(15.3)	(7.6)

Floating rate interest income was $0.9 million for the six months ended June 30, 2019.

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
Refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for a description of the Company's market risks. There were no material changes for the period ended June 30, 2019.

Foreign Currency Risk

As a result of our expansion outside of the United States, including the Zenium acquisition, we have foreign operations in Germany, the Netherlands, United Kingdom and Singapore that expose us to risk from the effects of exchange rate movements of respective foreign currencies, which may affect future costs and cash flows. Foreign currency risk is the possibility that our results of operations or financial position could be affected by changes in exchange rates. Our exposure to foreign currency primarily relates to our foreign currency denominated Total investment in real estate, net, which was $760.3 million and $644.6 million as of June 30, 2019 and December 31, 2018, respectively. For the six months ended June 30, 2019, our foreign currency translation adjustment included within stockholders’ equity was $(1.8) million.

As a result of our expansion into foreign countries primarily in Europe, our exposure to foreign currency is expected to increase, primarily related to British pound sterling and Euro. We could mitigate future investment and operational foreign currency exposure by borrowing under our $3.0 Billion Credit Facility in the particular foreign currency, subject to availability and applicable borrowing conditions. As of June 30, 2019, we have outstanding borrowings under our $1.7 Billion Revolving Credit Facility of $153.5 million which is denominated in the Euro and $6.4 million which is denominated in British pound sterling. In addition, we have entered into a cross-currency swap whereby the Company pays floating interest on €238.1 million and receives floating interest rate on $270.0 million (a "pay-floating, receive-floating interest rate swap") to hedge the variability of future cash flows attributable to changes in the 1-month USD LIBOR versus EUR LIBOR rates. This interest rate swap effectively converts $270.0 million to €238.1 million debt floating based on the Euribor rates. See Notes 9 and 10 for further information.

Commodity Price Risk
Certain of our operating costs are subject to price fluctuations caused by the volatility of the underlying commodity prices, including electricity used in our data center operations, and building materials, such as steel and copper, used in the construction of our data centers. In addition, the lead time to purchase certain equipment for our data centers is substantial which could result in increased costs for these construction projects. In addition, we have entered into several contracts to purchase electricity. As of June 30, 2019, these contracts represent less than our forecasted usage.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2019. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2019, the Company's disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the three months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the six months ended June 30, 2019, the Company had no unregistered sales of equity securities or purchases of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibit No.	Exhibit Description

3.1	Articles of Amendment and Restatement of CyrusOne Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed by CyrusOne Inc. on January 25, 2013 (Registration No. 001-35789)).

3.2	Amended and Restated Bylaws of CyrusOne Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed by CyrusOne Inc. on March 17, 2017 (Registration No. 001-35789)).

31.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)*	XBRL Taxonomy Extension Schema Document.

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Submitted electronically with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 1st day of August, 2019.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President and Chief Executive Officer

By:	/s/ Diane M. Morefield
Diane M. Morefield
Executive Vice President and Chief Financial Officer

By:	/s/ Mark E. Skomal
Mark E. Skomal
Senior Vice President and Chief Accounting Officer