Form 10-Q
period 2019-09-30
CyrusOne Inc.
filed 2019-10-31
CIK 1553023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
Yes  ☐    No  ☒
There were 113,196,466 shares of common stock outstanding as of October 24, 2019 with a par value of $0.01 per share.

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

CyrusOne Inc. is a real estate investment trust, or REIT, whose only material asset is its ownership of the operating partnership units of CyrusOne LP. CyrusOne Inc. does not conduct business itself, other than acting as the sole beneficial owner and trustee of CyrusOne GP, a Maryland statutory trust, issuing public equity from time to time and guaranteeing certain debt of CyrusOne LP and certain of its subsidiaries. CyrusOne Inc., directly or indirectly, owns all the operating partnership units of CyrusOne LP and has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control. CyrusOne Inc. itself does not issue any indebtedness but guarantees the debt of CyrusOne LP and certain of its subsidiaries, as disclosed in this report. CyrusOne LP and its subsidiaries hold substantially all the assets of the Company. CyrusOne LP conducts the operations of the business, along with its subsidiaries, and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by CyrusOne Inc., which are generally contributed to CyrusOne LP in exchange for operating partnership units, CyrusOne LP generates the capital required for the Company's business through CyrusOne LP's operations and incurrence of indebtedness.
As of September 30, 2019, the total number of outstanding shares of our common stock was approximately 113.2 million.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CyrusOne Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	September 30, 2019	December 31, 2018
Assets
Investment in real estate:
Land	$147.3	$118.5
Buildings and improvements	1,732.0	1,677.5
Equipment	2,950.3	2,630.2
Gross operating real estate	4,829.6	4,426.2
Less accumulated depreciation	(1,292.7)	(1,054.5)
Net operating real estate	3,536.9	3,371.7
Construction in progress, including land under development	836.9	744.9
Land held for future development	204.3	176.4
Total investment in real estate, net	4,578.1	4,293.0
Cash and cash equivalents	51.7	64.4
Rent and other receivables (net of allowance for doubtful accounts of $1.5 and $1.7 as of September 30, 2019 and December 31, 2018, respectively)	279.3	234.9
Restricted cash	1.3	—
Operating lease right-of-use assets, net	90.7	—
Equity investments	104.3	198.1
Goodwill	455.1	455.1
Intangible assets (net of accumulated amortization of $196.4 and $166.9 as of September 30, 2019 and December 31, 2018, respectively)	203.7	235.7
Other assets	128.7	111.3
Total assets	$5,892.9	$5,592.5
Liabilities and equity
Debt	$2,776.1	$2,624.7
Finance lease liabilities	30.7	156.7
Operating lease liabilities	124.3	—
Construction costs payable	131.2	195.3
Accounts payable and accrued expenses	132.4	121.3
Dividends payable	57.7	51.0
Deferred revenue and prepaid rents	164.0	148.6
Deferred tax liability	59.6	68.9
Total liabilities	3,476.0	3,366.5
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 113,196,585 and 108,329,314 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1.1	1.1
Additional paid in capital	3,094.2	2,837.4
Accumulated deficit	(657.4)	(600.2)
Accumulated other comprehensive loss	(21.0)	(12.3)
Total stockholders’ equity	2,416.9	2,226.0
Total liabilities and equity	$5,892.9	$5,592.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$250.9	$206.6	$727.4	$600.1
Operating expenses:
Property operating expenses	103.0	77.7	289.6	214.4
Sales and marketing	5.1	4.3	15.7	14.0
General and administrative	19.8	19.3	61.6	57.2
Depreciation and amortization	105.4	84.0	309.6	236.2
Transaction, acquisition, integration and other related expenses	4.4	1.1	6.2	3.4
Total operating expenses	237.7	186.4	682.7	525.2
Operating income	13.2	20.2	44.7	74.9
Interest expense, net	(19.6)	(25.8)	(64.4)	(69.4)
Gain (loss) on marketable equity investment	12.4	(36.6)	105.1	106.6
Loss on early extinguishment of debt	—	—	—	(3.1)
Impairment loss on real estate	(0.7)	—	(0.7)	—
Foreign currency and derivative gains, net	5.5	—	5.5	—
Other expense	(0.2)	—	(0.3)	—
Net income (loss) before income taxes	10.6	(42.2)	89.9	109.0
Income tax benefit (expense)	2.0	(0.2)	3.6	(2.0)
Net income (loss)	$12.6	$(42.4)	$93.5	$107.0
Weighted average number of common shares outstanding - basic	113.1	98.8	111.5	97.8
Weighted average number of common shares outstanding - diluted	113.5	98.8	111.9	98.4
Income (loss) per share - basic	$0.11	$(0.43)	$0.83	$1.09
Income (loss) per share - diluted	$0.11	$(0.43)	$0.83	$1.08

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$12.6	$(42.4)	$93.5	$107.0
Other comprehensive income (loss):
Foreign currency translation adjustment	(21.5)	(1.8)	(23.3)	(1.7)
Net gain on cash flow hedging instruments	15.5	—	14.6	—
Comprehensive income (loss)	$6.6	$(44.2)	$84.8	$105.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(unaudited)

	Stockholders' Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at January 1, 2019	108.3	$1.1	$2,837.4	$(600.2)	$(12.3)	$2,226.0
Adoption of accounting standards:
Impact of adoption of ASU 2016-02 related to leases (See Note 3)	—	—	—	9.5	—	9.5
Net income	—	—	—	89.4	—	89.4
Issuance of common stock, net	2.0	—	105.0	—	—	105.0
Stock-based compensation expense	—	—	4.5	—		4.5
Tax payment upon exercise of equity awards	—	—	(8.7)	—	—	(8.7)
Foreign currency translation adjustment	—	—	—	—	0.6	0.6
Net gain on cash flow hedging instruments	—	—	—	—	2.7	2.7
Dividends declared, $0.46 per share	—	—	—	(50.9)	—	(50.9)
Balance at March 31, 2019	110.3	$1.1	$2,938.2	$(552.2)	$(9.0)	$2,378.1
Net loss	—	—	—	(8.5)	—	(8.5)
Issuance of common stock, net	2.9	—	147.6	—	—	147.6
Other	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	3.7	—	—	3.7
Tax payment upon exercise of equity awards	—	—	(0.1)	—	—	(0.1)
Foreign currency translation adjustment	—	—	—	—	(2.4)	(2.4)
Net loss on cash flow hedging instruments	—	—	—	—	(3.6)	(3.6)
Dividends declared, $0.46 per share	—	—	—	(52.3)	—	(52.3)
Balance at June 30, 2019	113.2	$1.1	$3,089.5	$(613.0)	$(15.0)	$2,462.6
Net income	—	—	—	12.6	—	12.6
Issuance of common stock, net	—	—	0.7	—	—	0.7
Stock-based compensation expense	—	—	4.2	—	—	4.2
Tax payment upon exercise of equity awards	—	—	(0.2)	—	—	(0.2)
Foreign currency translation adjustment	—	—	—	—	(21.5)	(21.5)
Net gain on cash flow hedging instruments	—	—	—	—	15.5	15.5
Dividends declared, $0.50 per share	—	—	—	(57.0)	—	(57.0)
Balance at September 30, 2019	113.2	$1.1	$3,094.2	$(657.4)	$(21.0)	$2,416.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(unaudited)

	Stockholders' Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at January 1, 2018	96.1	$1.0	$2,125.6	$(486.9)	$74.2	$1,713.9
Adoption of accounting standards:
Revenue recognition, cumulative modified retrospective	—	—	—	0.3	—	0.3
Financial instruments (equity investment), cumulative adjustment	—	—	—	75.6	(75.6)	—
Net income	—	—	—	43.5	—	43.5
Issuance of common stock, net	2.8	—	142.9	—	—	142.9
Stock-based compensation expense	—	—	3.9	—	—	3.9
Tax payment upon exercise of equity awards	—	—	(4.4)	—	—	(4.4)
Foreign currency translation adjustment	—	—	—	—	0.1	0.1
Dividends declared, $0.46 per share	—	—	—	(45.6)	—	(45.6)
Balance at March 31, 2018	98.9	$1.0	$2,268.0	$(413.1)	$(1.3)	$1,854.6
Net income	—	—	—	105.9	—	105.9
Issuance of common stock, net	0.2	—	9.3	—	—	9.3
Stock-based compensation expense	—	—	4.5	—	—	4.5
Tax payment upon exercise of equity awards	—	—	(0.3)	—	—	(0.3)
Dividends declared, $0.46 per share	—	—	—	(45.8)	—	(45.8)
Balance at June 30, 2018	99.1	$1.0	$2,281.5	$(353.0)	$(1.3)	$1,928.2
Net income	—	—	—	(42.4)	—	(42.4)
Issuance of common stock, net	6.8	0.1	399.6	—	—	399.7
Stock-based compensation expense	—	—	4.6	—	—	4.6
Tax payment upon exercise of equity awards	(0.1)	—	(0.4)	—	—	(0.4)
Foreign currency translation adjustment	—	—	—	—	(1.8)	(1.8)
Dividends declared, $0.46 per share	—	—	—	(48.9)	—	(48.9)
Balance at September 30, 2018	105.8	$1.1	$2,685.3	$(444.3)	$(3.1)	$2,239.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$93.5	$107.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	309.6	236.2
Provision for bad debt expense	(0.2)	0.6
Unrealized gain on marketable equity investment	(38.2)	(106.6)
Realized gain on marketable equity investment	(66.9)	—
Foreign currency and derivative gains, net	(5.5)	—
Loss on asset disposals	0.2	—
Impairment loss on real estate	0.7	—
Loss on early extinguishment of debt	—	3.1
Interest expense amortization, net	3.5	3.0
Stock-based compensation expense	12.4	13.0
Deferred income tax expense	(6.4)	—
Operating lease cost	14.6	—
Change in operating assets and liabilities:
Rent and other receivables, net and other assets	(51.5)	(55.4)
Accounts payable and accrued expenses	11.8	(23.4)
Deferred revenue and prepaid rents	16.1	25.4
Operating lease liabilities	(16.7)	—
Net cash provided by operating activities	277.0	202.9
Cash flows from investing activities:
Investment in real estate	(727.3)	(631.2)
Asset acquisitions, primarily real estate, net of cash acquired	—	(461.8)
Proceeds from sale of equity investments	199.8	—
Equity investments	(0.3)	—
Proceeds from the sale of real estate assets	0.9	—
Net cash used in investing activities	(526.9)	(1,093.0)
Cash flows from financing activities:
Issuance of common stock, net	253.3	551.9
Dividends paid	(153.5)	(132.3)
Proceeds from revolving credit facility	534.3	370.0
Repayments of revolving credit facility	(183.2)	(370.0)
Proceeds from unsecured term loan	—	1,295.1
Repayments of unsecured term loan	(200.0)	(902.7)
Payments on finance lease liabilities	(2.1)	(7.8)
Tax payment upon exercise of equity awards	(9.0)	(5.1)
Net cash provided by financing activities	239.8	799.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.3)	0.1
Net decrease in cash, cash equivalents and restricted cash	(11.4)	(90.9)
Cash, cash equivalents and restricted cash at beginning of period	64.4	151.9
Cash, cash equivalents and restricted cash at end of period	$53.0	$61.0
Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized of $26.2 million and $15.9 million in 2019 and 2018, respectively	$109.0	$98.5
Cash paid for income taxes	3.0	3.3
Non-cash investing and financing activities:
Construction costs payable	131.2	160.5
Dividends payable	57.7	49.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

1. Description of Business

CyrusOne Inc., together with CyrusOne GP (the "General Partner"), a wholly-owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. wholly owns CyrusOne LP (the "Operating Partnership") and the subsidiaries of the Operating Partnership (collectively, "CyrusOne", "we", "us", "our", and the "Company") is an owner, operator and developer of enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. As of September 30, 2019, all the issued and outstanding operating partnership units of CyrusOne LP are owned, directly or indirectly, by the Company. Our customers operate in a number of industries, including information technology, financial services, energy, oil and gas, mining, medical and consumer goods and services. We currently operate 49 data centers, including two data recovery centers located in the United States, United Kingdom, Germany and Singapore.
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
Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our condensed consolidated financial statements as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and 2018. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2018. All amounts reflected are in millions except share and per share data.

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
Reclassifications
Certain financial information has been revised to conform to the current year presentation due to changes in the significance of the particular activity. The following items have been reclassified:
Balance Sheet as of December 31, 2018

•	Straight-line rent receivable of $128.7 million included in rent and other receivables was previously included in other assets.

Statement of Cash Flows for the period ended September 30, 2018

•	The cash flow effect of the change in proceeds from our unsecured term loan of $1.7 billion included in proceeds from unsecured term loan was previously included in debt.

•	The cash flow effect of the change in repayments of our unsecured term loan of $1.3 billion included in repayments of unsecured term loan was previously included in debt.
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
Impairment Losses
When events or circumstances indicate that the carrying amount of a real estate investment may not be recoverable, we review the carrying value of the asset. When such impairment indicators exist, we review an estimate of the undiscounted future cash flows expected to result from the use of the real estate investment and proceeds from its eventual disposition and compare such amount to the carrying amount of the real estate investment. If our undiscounted cash flows indicate that we are unable to recover the carrying value of the real estate investment, an impairment loss is recognized. An impairment loss is measured as the amount by which the real estate investment's carrying value exceeds its estimated fair value. We recorded an impairment loss of $0.7 million for the three and nine months ended September 30, 2019, respectively, on our South Bend - Monroe facility. We did not record any impairment losses for the three and nine months ended September 30, 2018.
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

Derivative Instruments

Derivative instruments are measured at fair value and recorded as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in the condensed consolidated statement of comprehensive income (loss) until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value is immediately recognized in earnings. For interest rate derivatives, amounts recognized in earnings are reflected in interest expense. For a derivative designated and that qualified as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in the condensed consolidated statement of comprehensive income (loss). Any ineffective portion of the change in fair value of the derivative is recognized directly in earnings. Amounts are reclassified out of other comprehensive income (loss) into earnings when the hedged investment is either sold or substantially liquidated.

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

Additionally, we de-recognized certain previously recognized BTS lease assets and liabilities which under the new accounting standard for leases are recognized as operating lease ROU assets and lease liabilities. Prior to the adoption of the new accounting standard for leases, these leases were accounted as financing arrangements or BTS leases assets and liabilities and recorded as buildings and improvement and lease financing arrangements. The table below reflects the impact of adoption of the lease standard on our consolidated balance sheets as of September 30, 2019 and December 31, 2018 (in millions) related to previously reported BTS leases:

Impact to the consolidated balance sheets:	As of December 31, 2018	As of September 30, 2019
Buildings and improvements	$77.4	$—
Operating lease right-of-use assets	—	60.9
Finance lease liabilities	123.3	—
Operating lease liabilities	—	94.3

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

As a Lessor

The accounting for lessors remained largely unchanged from ASC 840. However, the new accounting standard for leases requires that lessors expense certain costs to obtain a lease that are not incremental to origination of a lease. Upon adoption, initial direct costs that are not incremental are expensed as general and administrative expense in our consolidated statements of operations. Prior to the adoption of the new standard, these costs were capitalizable. As a result of electing the package of practical expedients, initial direct costs have not been reassessed prior to the effective date and therefore adoption of the lease standard did not have an impact on our previously reported consolidated statements of operations with respect to initial direct costs.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, providing guidance which requires certain financial assets to be presented at the net amount expected to be collected. The FASB has subsequently issued various amendments to further clarify the scope of the initial guidance. ASU 2016-13 and its related amendments will apply to our trade receivables, notes receivable, net investments in leases and any other future financial assets that have the contractual right to receive cash that we may acquire in the future. FASB further clarified that receivables arising from operating leases are not within the scope of this sub-topic. The guidance is effective for periods beginning January 1, 2020 and early adoption is allowed. We are currently evaluating the impact of the new standard but do not believe the adoption will have a significant impact on the Company.

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

The future minimum lease payments to be received under non-cancellable operating leases, excluding month-to-month arrangements and metered power reimbursements are shown below (in millions):

For the Period Ended September 30, 2019	Minimum Lease Payments
2019	$188.2
2020	708.0
2021	603.2
2022	508.8
2023	413.5
2024	319.3
Thereafter	957.4
Total	$3,698.4

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
Disaggregation of Revenue

For the three and nine months ended September 30, 2019, lease revenue disaggregated by primary revenue stream is as follows (in millions):

Lease Revenue	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Colocation (Minimum lease payments)	$202.4	$588.2
Meter power reimbursements (Variable lease payments)	41.1	101.3
Total Lease revenue	$243.5	$689.5

For the three and nine months ended September 30, 2019 and 2018, revenue from contracts with customers disaggregated by primary revenue stream is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue from contracts with customers	2019	2018	2019	2018
Equipment sales and services	$2.4	$3.7	$23.4	$12.0
Other revenue	5.0	4.4	14.5	12.7
Total Revenue from contracts with customers	$7.4	$8.1	$37.9	$24.7

Other revenue from contracts with customers includes $4.1 million and $11.8 million of revenue from managed services for the three and nine months ended September 30, 2019, respectively, and $3.3 million and $9.7 million for the three and nine months ended September 30, 2018, respectively. Total revenues from contracts with customers generated from operations outside of the United States were insignificant for the three and nine months ended September 30, 2019 and 2018.

The balances from customers accounts receivables were $5.2 million and $9.4 million as of September 30, 2019 and December 31, 2018, respectively. Contract assets were $0.8 million as of September 30, 2019 and were not material as of December 31, 2018. Contract liabilities were not material as of both September 30, 2019 and December 31, 2018. One customer represented approximately 22% and 19% of our revenue for the nine months ended September 30, 2019 and 2018, respectively.

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

We operate four data center facilities and have a data center under development subject to finance leases. During the third quarter of 2019, the Company entered into one ground lease in Dublin, Ireland for a term of 999 years (see Note 6. "Investment in Real

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Estate" for more information). The Dublin finance lease was capitalized as land and included in Construction in progress, including land under development on the Condensed Consolidated Balance Sheet. The remaining term of our data center finance leases range from two to twenty-one years with options to extend the initial lease term on all but one lease. As a result of electing the package of practical expedients, data center finance leases are included in buildings and improvements, equipment and finance lease liabilities in our Condensed Consolidated Balance Sheets consistent with the presentation under ASC 840 in the prior year. In addition, we lease 15 other office locations and data centers under operating lease agreements, including 11 data centers and 4 offices supporting our sales and corporate activities. Our operating leases have remaining lease terms ranging from one to twenty-five years and one ground lease in Houston has a lease term that expires in 2066.

The components of lease expense are as follows (in millions):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$5.0	$14.6
Finance lease cost:
Amortization of assets	0.4	1.5
Interest on lease liabilities	0.4	1.3
Total net lease cost	$5.8	$17.4

Supplemental balance sheet information related to leases is as follows (in millions, except lease term and discount rate):

September 30, 2019
Operating leases:
Operating lease right-of-use assets	$90.7
Operating lease liabilities	$124.3
Finance leases:
Property and equipment, at cost	$32.3
Accumulated amortization	(4.3)
Property and equipment, net	$28.0
Finance lease liabilities	$30.7

Weighted average remaining lease term (in years):
Operating leases	14.4
Finance leases(a)	18.1

Weighted average discount rate:
Operating leases	4.5%
Finance leases(a)	5.0%

(a) Excludes the 999-year ground lease in Dublin, Ireland.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Supplemental cash flow and other information related to leases is as follows (in millions):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16.7
Operating cash flows from finance leases	1.3
Financing cash flows from finance leases	2.1

Non-cash right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$101.4
Finance leases	0.8

Maturities of lease liabilities were as follows (in millions):

	As of September 30, 2019
	Operating Leases	Finance Leases
2019	$3.5	$1.6
2020	20.4	4.1
2021	16.2	4.0
2022	16.5	2.8
2023	12.9	1.8
2024	8.7	1.4
Thereafter	91.8	29.0
Total lease payments	$170.0	$44.7
Less: Imputed interest	(45.7)	(14.0)
Total lease obligations	$124.3	$30.7

As of September 30, 2019, we have one additional operating lease commitment that has not commenced of approximately $22.2 million fixed contractual payments with an expected lease term of approximately 12 years.

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

6. Investment in Real Estate

Land for future development

During the three months ended September 30, 2019, the Company purchased for future development approximately 9 acres of land for $4.4 million in Dublin, Ireland. During the nine months ended September 30, 2019, the Company purchased approximately 54 acres of land for $51.8 million in Dublin, Ireland, San Antonio and Santa Clara. During the nine months ended September 30,

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

2018, the Company purchased approximately 167 acres of land for $159.6 million in Dallas, Frankfurt, Northern Virginia, Phoenix and Santa Clara.

Leases of real estate

The Company entered into a 999-year ground lease of 16 acres in Dublin, Ireland for future development of a 6 MW datacenter and commenced construction during the three months ended September 30, 2019. The Company prepaid $6.3 million of the lease payments and concluded that the present value of lease payments was equal to substantially all of the fair value of the land and classified the lease as a finance lease. In addition, the Company entered into a lease for land comprising 3 acres and a building shell of approximately 51,000 square feet in London, UK for 25 years, including an option to extend for an additional 25 years. The Company immediately began development and construction of a 6 MW datacenter in London. We determined that the option to renew was not reasonably certain to be exercised. The fixed lease payments are £0.9 million per year and we classified the lease as an operating lease because the lease term was not for a major part of the remaining economic life of the building shell; nor did the lease qualify as a finance lease based on the other criteria under ASC 842.

Acquisition of data centers

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

Real Estate Investments and Intangible Assets and Related Depreciation and Amortization

As of September 30, 2019 and December 31, 2018, major components of our real estate investments and intangible assets, and related accumulated depreciation and amortization, are as follows (in millions):

	September 30, 2019					December 31, 2018
	Investment in Real Estate		Intangible Assets			Investment in Real Estate		Intangible Assets
	Buildings and Improvements	Equipment	Customer Relationships	In Place Leases	Other Contract Intangible Assets	Buildings and Improvements	Equipment	Customer Relationships	In Place Leases	Other Contract Intangible Assets
Cost	$1,732.0	$2,950.3	$247.1	$133.8	$19.2	$1,677.5	$2,630.2	$247.1	$136.0	$19.5
Less: accumulated depreciation and amortization	(522.9)	(769.8)	(147.8)	(39.4)	(9.2)	(481.8)	(572.7)	(137.9)	(21.1)	(7.9)
Net	$1,209.1	$2,180.5	$99.3	$94.4	$10.0	$1,195.7	$2,057.5	$109.2	$114.9	$11.6

Depreciation and amortization are calculated using the straight-line method over the useful lives of the assets. The typical life of owned assets are as follows:

Buildings	30 years
Building improvements	30 years
Equipment	20 years

Leased real estate and leasehold improvements are depreciated over the shorter of the asset's useful life or the remaining lease term. Depreciation expense was $92.1 million and $269.9 million for the three and nine months ended September 30, 2019, and $74.9 million and $210.0 million for the three and nine months ended September 30, 2018, respectively.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Other contract intangible assets include tradename, favorable leasehold interests and above market leases. Amortization expense related to intangibles was $13.3 million and $39.7 million for the three and nine months ended September 30, 2019, and $9.1 million and $26.2 million for the three and nine months ended September 30, 2018, respectively.

7. Equity Investments

The Company has an equity investment in GDS, a developer and operator of high-performance, large-scale data centers in China. As of September 30, 2019, the American Depositary Share ("ADS") Class A ordinary share equivalent was $40.08 per ADS based on its closing price. In April 2019, we sold approximately 5.7 million GDS ADSs for a total sales price of approximately $200.0 million. We continue to hold approximately 2.3 million GDS ADSs, with the remaining GDS ADSs being subject to a lock-up period which expired October 12, 2019, subject to customary carve outs. As a result of this lack of marketability, we applied an estimated discount of 0.9% to this equity investment resulting in an equity investment fair value of $91.4 million as of September 30, 2019.

IN MILLIONS	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Net gain (loss) on marketable equity investment	$12.4	$105.1
Less: Net gain (loss) recognized on marketable equity investment sold	—	66.9
Unrealized gain (loss) on marketable equity investment held as of September 30, 2019	$12.4	$38.2

The gain (loss) on investment is recognized in the consolidated statement of operations in gain (loss) on marketable equity investment.

Through September 30, 2019, the Company has made an $11.9 million investment in exchange for a 10% equity interest in ODATA Brasil S.A. and ODATA Colombia S.A.S. (collectively "ODATA"). ODATA, a Brazilian headquartered company, specializes in providing colocation services to wholesale customers, such as hyperscale cloud providers, financial services and telecommunications companies, and also to enterprises across multiple industries. Through September 30, 2019, the Company has made investments totaling $1.1 million in ODATA Colombia S.A.S. (“ODATA Colombia”). In connection with these investments, CyrusOne and ODATA entered into a commercial agreement covering leasing activity with CyrusOne customers in the ODATA portfolio. In addition, our Chief Technology Officer joined the ODATA board of directors in October 2018. In evaluating the appropriate accounting method for its investment in ODATA, the Company considered its right to appoint a director to the ODATA board of directors, as well as other relevant factors, in evaluating the Company's ability to exercise significant influence over the operating and financial policies of ODATA as provided in ASC 323-10-15-6 and concluded that the investment should be accounted for under the cost method. During the three months ended September 30, 2019, the Company made no capital contributions to ODATA Brazil or Colombia.

8. Other Assets

As of September 30, 2019 and December 31, 2018, the components of other assets are as follows (in millions):

	September 30, 2019	December 31, 2018
Deferred leasing and other contract costs	$49.6	$43.6
Prepaid expenses	23.1	26.4
Non-real estate assets, net	17.7	18.4
Derivative assets	20.5	—
Other assets	17.8	22.9
Total	$128.7	$111.3

Non-real estate assets primarily include administrative related equipment and office leasehold improvements, depreciated or amortized over the shorter of the assets useful life or the related lease term. Other assets primarily includes land deposits, fuel inventory, notes receivable, net deferred tax assets and other deferred costs.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

9. Debt
As of September 30, 2019 and December 31, 2018, the components of debt are as follows (unless otherwise noted, interest rate and maturity date information are as of September 30, 2019) (in millions):

	September 30, 2019	December 31, 2018	Interest Rate	Maturity Date
$3.0 Billion Credit Facility:
$1.7 Billion Revolving Credit Facility:				March 2022(b)
US Revolver(a)	$475.0	$—	Monthly LIBOR + 1.20%
EUR Revolver	—	143.0	Monthly EURIBOR + 1.20%
GBP Revolver(a)	16.0	—	Monthly LIBOR + 1.20%
2023 Term Loan	800.0	1,000.0	Monthly LIBOR + 1.35%	March 2023
2025 Term Loan	300.0	300.0	Monthly LIBOR + 1.65%	March 2025
2024 Notes, including bond premium of $4.6 million	704.6	705.5	5.000%	March 2024
2027 Notes, including bond premium of $8.1 million	508.1	509.1	5.375%	March 2027
Deferred financing costs	(27.6)	(32.9)	—	—
Total	$2,776.1	$2,624.7

(a) - Monthly USD LIBOR and GBP LIBOR as of September 30, 2019 was 2.05% and 0.72%, respectively.
(b) - The Company may exercise a one-year extension option, subject to certain conditions.

Credit facilities

On March 29, 2018, the Company entered into a new $3.0 billion unsecured credit facility. The new credit facility consists of a $1.7 billion revolving credit facility ("$1.7 Billion Revolving Credit Facility"), which includes a $750.0 million multicurrency borrowing sublimit, a 5-year term loan with commitments totaling $1.0 billion ("2023 Term Loan") and a $300.0 million 7-year term loan ("2025 Term Loan") (collectively, the "$3.0 Billion Credit Facility"). We borrowed $700.0 million under the 2023 Term Loan on March 31, 2018, and the 2023 Term Loan includes a delayed draw feature which allows the Company to draw $300.0 million in up to three tranches over a six-month period in multiple currencies. The Company exercised the draw as a part of the acquisition of Zenium. The $1.7 Billion Revolving Credit Facility has the option to borrow in non-USD currencies and includes a one-year option which, if exercised by the Company, would extend the final maturity to March 2023. The $3.0 Billion Credit Facility also includes an accordion feature providing for an aggregate increase in the revolving and term loan components to $3.8 billion, subject to certain conditions. The $1.7 Billion Revolving Credit Facility, 2023 Term Loan and 2025 Term Loan are prepayable at our option. In April 2019, the Company used the proceeds from the sale of GDS shares to pay down $200.0 million of the 2023 Term Loan.

On March 29, 2018, borrowings of $1.0 billion under the $3.0 Billion Credit Facility were used to fully retire a previous $2.0 billion credit facility. The previous $2.0 billion credit facility consisted of a $1.1 billion senior unsecured revolving credit facility ("$1.1 Billion Revolving Credit Facility"), a $250.0 million 5-year term loan and a $650.0 million 7-year term loan (collectively, the "$2.0 Billion Credit Facility"). The aggregate outstanding principal balance of the $2.0 Billion Credit Facility at the date of the prepayment was $900.0 million and we recognized a loss on early extinguishment of debt of $3.1 million.

Prior to obtaining an investment grade rating in May 2019 and shifting to a ratings-based pricing grid under the $1.7 Billion Revolving Credit Facility, we paid commitment fees for the unused amount of borrowings on the $1.7 Billion Revolving Credit Facility and fees on any outstanding letters of credit equal to 0.25% per annum of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. Following the shift to a ratings-based pricing grid, we pay a facility fee calculated based on the aggregate revolving commitments. The facility fee rate varies based on ratings-based pricing levels, and is currently equal to 0.25% per annum of the aggregate revolving commitments. We also paid commitment fees on the $1.1 Billion Revolving Credit Facility through its retirement in March 2018. The facility fee or commitment fee, as applicable, was $0.5 million and $1.0 million for the three months ended September 30, 2019 and 2018, respectively, and $1.5 million and $2.8 million for the nine months ended September 30, 2019 and 2018, respectively.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

As of September 30, 2019, we had $800.0 million, $300.0 million and $491.0 million outstanding under the 2023 Term Loan, the 2025 Term Loan and the $1.7 Billion Revolving Credit Facility, respectively, and additional borrowing capacity under the $3.0 Billion Credit Facility was approximately $1.2 billion ($1.2 billion under the $1.7 Billion Revolving Credit Facility and zero under the 2023 Term Loan), net of $8.2 million of outstanding letters of credit.
Senior notes
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
The 2024 Notes and 2027 Notes are senior unsecured obligations of the Note Issuers, which rank equally in right of payment with all existing and future unsecured senior indebtedness of the Note Issuers. The 2024 Notes and 2027 Notes are effectively subordinated in right of payment to any secured indebtedness of the Note Issuers to the extent of the value of the assets securing such indebtedness. The senior notes are guaranteed on a joint and several basis by the Company and the General Partner.
On May 9, 2019, CyrusOne LP received an investment grade rating and the guarantees of the $3.0 Billion Credit Facility by CyrusOne LP’s existing domestic subsidiaries (“Subsidiary Guarantors”) were released. In connection therewith, the guarantees of the 2024 Notes and the 2027 Notes by such guarantors were also released.
If at any time the credit rating of CyrusOne LP is downgraded such that it no longer has an investment grade rating, such guarantees of the 2024 Notes and 2027 Notes and the $3.0 Billion Credit Facility and requirements with respect to the additional guarantors will be reinstated.
The 2024 Notes and 2027 Notes may be redeemed at our option prior to their scheduled maturity dates at the prices and premiums and on the terms set forth in the respective indentures governing the notes.
Financial debt covenants
Our debt agreements contain customary provisions with respect to events of default, affirmative and negative covenants and borrowing conditions. The most restrictive covenants are generally included in the $3.0 Billion Credit Agreement. The $3.0 Billion Credit Agreement requires us to maintain certain financial covenants including the following, in each case on a consolidated basis, a minimum fixed charge ratio, maximum total and secured leverage ratios, maximum net operating income to debt service ratio and a maximum ratio of unsecured indebtedness to unencumbered asset value. In order to continue to have access to amounts available under the $3.0 Billion Credit Agreement, the Company must remain in compliance with all of that agreement's covenants. As of September 30, 2019, we believe we are in compliance with all provisions of our debt agreements.

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
The fair value of cash and cash equivalents, rent and other receivables, construction costs payable, dividends payable and accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these financial instruments. The carrying value, exclusive of deferred financing costs, for the revolving credit facilities and the floating rate term loans approximate estimated fair value as of September 30, 2019 and December 31, 2018, due to the floating rate nature of the interest rates and the stability of our credit ratings.
The carrying value and fair value of other financial instruments are as follows (in millions):

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Notes	$704.6	$724.5	$705.5	$684.1
2027 Notes	508.1	535.6	509.1	488.0
GDS Equity investment	91.4	91.4	185.5	185.5

The fair values of our 2024 Notes and 2027 Notes as of September 30, 2019 were based on the quoted market prices for these notes, which is considered Level 1 of the fair value hierarchy. The fair value of the GDS equity investment as of September 30, 2019 was based on the quoted market price for the stock which is considered Level 1 of the fair value hierarchy, and we applied a discount for lack of marketability of 0.9% which is considered Level 3 of the fair value hierarchy.
Hedging Activities

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered into, and do not plan to enter into, financial instruments for trading or speculative purposes. To manage foreign currency exposure, we have entered into Euro denominated debt and cross-currency swaps to hedge the Company's net investment in its Euro functional currency consolidated subsidiaries and the variability in EUR-USD exchange rate.

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

For derivatives designated as "cash flow" hedges, the change in the fair value of the derivative is initially reported in other comprehensive income ("OCI") in our consolidated statements of comprehensive income (loss) and subsequently reclassified into gain (loss) when the hedged transaction affects earnings, or the hedging relationship is no longer highly effective. We assess the effectiveness of each hedging relationship whenever financial statements are issued, or earnings are reported and at least every three months. We also use derivatives, such as foreign currency swaps, that are not designated as hedges to manage foreign currency exchange rate risks. The changes in fair values of these derivatives that were not designated or did not qualify as hedging instruments are immediately, recognized in earnings within the line item Foreign Currency and Derivative Gains, Net in the Condensed Consolidated Statements of Income.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions dollars, except per share)

The following table summarizes the Company's derivative positions as of September 30, 2019 and December 31, 2018 (in millions):

				September 30, 2019		December 31, 2018
	Maturity Date	Notional Amount	Hedged Risk	Asset	Liability	Asset	Liability
Undesignated derivatives
Cross Currency Swaps
EUR - USD	12/31/2019	$180.0	Foreign currency exchange	$1.9	$—	$—	$—
EUR - USD	12/18/2019	190.0	Foreign currency exchange	7.3	—	—	—

Designated derivatives
Cross Currency Swaps
EUR - USD	3/29/2023	250.0	Net investment hedge	3.1	—	—	—
EUR - USD	3/29/2023	250.0	Net investment hedge	3.0	—	—	—
EUR - USD	12/18/2019	80.0	Net investment hedge	3.1	—	—	—

Interest Rate Swaps
Libor - Euribor	3/29/2023	300.0	Interest rate hedge	2.1	—	—	—

Total		$1,250.0		$20.5	$—	$—	$—

Cross-Currency Swaps

The Company has entered into cross-currency swaps whereby the Company pays floating interest rate and receives floating interest rate to hedge the variability of future cash flows attributable to changes in the 1-month USD LIBOR versus EUR LIBOR rates (a pay-floating, receive-floating interest rate swap). On September 6, 2019, the Company entered into a cross-currency swap to synthetically convert $180.0 million outstanding on the revolving credit facility to the Euro equivalent of €163.0 million. On August 15, 2019, the Company entered into a cross-currency swap to synthetically convert $500.0 million outstanding in term loans to the Euro equivalent of €451.0 million. On March 18, 2019, the Company entered into a cross-currency swap to synthetically convert $270.0 million outstanding on the revolving credit facility to the Euro equivalent of €238.1 million. The pay-floating, receive-floating interest rate swaps are recognized in interest expense in the Condensed Consolidated Statement of Operations.

Interest Rate Swaps

On September 3, 2019, the Company entered into a floating-fixed interest rate swap agreement to convert $300.0 million outstanding of term loan to 1.19% fixed rate debt.

Net Investment Hedges

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in OCI as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under the foreign currency denominated revolver under our $1.7 Billion Revolving Credit Facility and synthetically swapped debt will be reported in the same manner as foreign currency translation adjustments, which are recorded in OCI as part of the cumulative foreign currency translation adjustment. As of September 30, 2019, our cross-currency and interest rate swaps were an asset of $20.5 million reported in Other assets.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions dollars, except per share)

The fair values of qualifying instruments used in hedging transactions as of September 30, 2019 and December 31, 2018 are as follows (in millions):

	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivatives Designated as Hedging Instruments
Assets:
Cross-Currency Swaps	Other Assets	$9.2	$—
Interest Rate Swap	Other Assets	2.1	—
Total		$11.3	$—

The following table presents the effect of our derivative financial instruments on our accompanying consolidated financial statements (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Derivatives in Cash Flow Hedging Relationships
Cross-Currency Swaps:
Amount of gain (loss) recognized in OCI for derivatives	$15.5	$—	$14.6	$—
Amount of gain (loss) reclassified from accumulated OCI for derivatives	$—	$—	$—	$—
Amount of gain (loss) recognized in earnings	$5.5	$—	$5.5	$—

During the next 12 months, we estimate that no amounts will be reclassified from "Accumulated OCI" to net income (loss).

11. Stockholders' Equity

Capitalization

During the first quarter of 2018, the Company entered into sales agreements pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate sales price of up to $500.0 million (the "2018 ATM Stock Offering Program"). During the fourth quarter of 2018, the Company entered into sales agreements pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate sales price of up to $750.0 million (the "New 2018 ATM Stock Offering Program"). The New 2018 ATM Stock Offering Program replaced the 2018 ATM Stock Offering Program. For the nine months ended September 30, 2019, the Company sold approximately 4.9 million shares of its common stock under its New ATM Stock Offering Program at an average price of $52.22, generating net proceeds of approximately $252.2 million after giving effect to sales agent commissions of $2.5 million. As of September 30, 2019, there was $495.3 million under the New 2018 ATM Stock Offering Program available for future offerings. During the nine months ended September 30, 2018, the Company sold 9.7 million common shares at an average price of $58.67. At September 30, 2019, the Company had approximately 113.2 million common shares outstanding.

Distributions
During the nine months ended September 30, 2019 and 2018, regular dividends were paid to our stockholders of $1.42 and $1.38 per common share, respectively, totaling $153.5 million and $132.3 million, respectively. On October 30, 2019, the Company announced a cash dividend of $0.50 per common share payable on January 10, 2020, to stockholders of record at the close of business on January 2, 2020.
Stock Plans

The board of directors of CyrusOne Inc. adopted the 2012 Long-Term Incentive Plan ("LTIP"), prior to the IPO, which was amended and restated on May 2, 2016 and February 18, 2019. The LTIP is administered by the compensation committee of the board of directors. Awards issuable under the LTIP include common stock, restricted stock, restricted stock units, stock options and other incentive awards. CyrusOne Inc. has reserved a total of 8.9 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. The related stock compensation expense incurred by CyrusOne Inc. is allocated to the operating partnership. Shares available under the LTIP as of September 30, 2019 were approximately 4.6 million. Shares vest according to each award agreement and as long as the employee remains employed with the Company. The Company has granted awards with time-based vesting, performance-based vesting and market-based vesting features.

Restricted stock units and restricted stock are issued as either time-based (where the award vests ratably over time and is not subject to future performance targets and, accordingly, is initially recorded at the current market price at the time of grant) or performance-based (where the award is recorded at fair value at the time of grant and vesting of the award, if any, is based on achieving certain financial targets, currently based on total shareholder return). The restricted stock units have the right to receive dividend equivalents in cash and holders of restricted stock have the right to receive dividends. The performance-based awards accrue dividends equivalents that are payable in cash upon the vestings of the award.

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

Total stock-based compensation expense for the three and nine months ended September 30, 2019 was $4.3 million and $12.5 million, respectively, and total stock-based compensation expense for the three and nine months ended September 30, 2018 was $4.6 million and $13.0 million, respectively.

The following tables present the stock plan activity for the nine months ended September 30, 2019 and 2018 for restricted stock units, restricted stock and stock options (performance-based awards are reflected at the target amount of the grant):

Restricted Stock Units ("RSU")

	2019		2018
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	511,409	$56.23	265,002	$56.08
Granted	397,631	48.70	356,148	53.18
Exercised	(135,619)	46.09	(88,371)	44.50
Forfeited	(77,763)	53.01	(21,701)	53.56
Outstanding September 30,	695,658	$54.26	511,078	$56.17

Time-based RSUs outstanding	341,773	$53.42	267,314	$52.45
Performance-based RSUs outstanding	353,885	$55.08	243,764	$60.25

Restricted Stock ("RS")

	2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding January 1,	419,356	$35.73	715,098	$32.21
Granted	16,681	52.46	17,052	51.31
Exercised	(370,554)	35.38	(238,816)	27.47
Forfeited	(34,603)	37.09	(55,708)	29.16
Outstanding September 30,	30,880	$47.39	437,626	$35.93

Time-based RSs outstanding	30,880	$47.39	332,868	$38.25
Performance-based RSs outstanding	—	$—	104,758	$28.54

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Stock Options

	2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding January 1,	401,223	$31.96	415,459	$31.67
Granted	—	—	—	—
Exercised	(25,586)	36.70	(14,236)	23.58
Forfeited	(551)	23.58	—	—
Outstanding September 30,	375,086	$31.64	401,223	$31.96

Time-based stock options outstanding	323,101	$32.94	348,137	$33.23
Performance-based stock options outstanding	51,985	$23.58	53,086	$23.58

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

The following table reflects the computation of basic and diluted net income per share for the three and nine months ended September 30, 2019 and 2018:

IN MILLIONS, except per share amounts
	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$12.6	$12.6	$(42.4)	$(42.4)	$93.5	$93.5	$107.0	$107.0
Less: Restricted stock dividends	(0.2)	(0.2)	(0.3)	(0.3)	(0.5)	(0.5)	(0.8)	(0.8)
Net income (loss) available to common stockholders	$12.4	$12.4	$(42.7)	$(42.7)	$93.0	$93.0	$106.2	$106.2
Denominator:
Weighted average shares outstanding - basic	113.1	113.1	98.8	98.8	111.5	111.5	97.8	97.8
Performance-based restricted stock and units		0.4		—		0.4		0.6
Weighted average shares outstanding - diluted		113.5		98.8		111.9		98.4
EPS:
Income (loss) per share - basic	$0.11		$(0.43)		$0.83		$1.09
Effect of dilutive shares:
Income (loss) per share - diluted		$0.11		$(0.43)		$0.83		$1.08

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

For the nine months ended September 30, 2019, the Company incurred $0.5 million of commission and referral charges and payables to GDS. The Company did not incur any commission or referral charges in the three months ended September 30, 2019.
For the three and nine months ended September 30, 2018, the Company incurred $0.4 million and $0.9 million, respectively, of commission and referral charges and payables to GDS. The Company has not recognized any referral revenue related to the agreement with GDS in 2019 or 2018. See Note 7. "Equity Investments" for additional information related to our GDS investment.

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
15. Commitments and Contingencies

As of September 30, 2019, the Company had outstanding letters of credit of $8.2 million as security for obligations under the terms of its lease agreements.

The Company has entered into non-cancellable contracted commitments for construction of data center facilities and acquisition of equipment. As of September 30, 2019, these commitments were approximately $194.5 million and are expected to be incurred over the next one to two years. In addition, the Company has entered into equipment and electricity power contracts, which require minimum purchase commitments for power. These agreements range from one to two years and provide for payments for early termination or require minimum payments for the remaining term. As of September 30, 2019, the minimum commitments for these arrangements were approximately $78.0 million.

As of September 30, 2019, the Company has entered into agreements that upon the completion of the shell construction, subject to certain design specifications, require the Company to enter into leases of land and building shell at two locations in London, UK totaling 176,000 square feet with annual rent totaling £3.5 million for initial lease terms of 20 years. We expect construction of one of the shell buildings to be completed in 2019 and another one in 2020.

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

16. Guarantors

The 2024 Notes and 2027 Notes issued by CyrusOne LP (the "LP Co-Issuer") and CyrusOne Finance Corp. (the "Finance Co-Issuer" and, together with the LP Co-Issuer, the "Co-Issuers") are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis. As of September 30, 2019, the guarantors were CyrusOne Inc. (the "Parent Guarantor") and CyrusOne GP, the General Partner of the Operating Partnership.

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

In connection with the release of the subsidiary guarantees under the $3.0 Billion Credit Facility in May 2019, the guarantees of the 2024 Notes and 2027 Notes by such subsidiaries were also released.

The term “Guarantor Subsidiaries” refers collectively to the Subsidiary Guarantors and the General Partner, who were guarantors of the 2024 Notes and 2027 Notes prior to May 9, 2019. The term “Non-Guarantors” refers collectively to the Company’s foreign subsidiaries and certain domestic subsidiaries, which are not, and were not, prior to May 9, 2019, guarantors of the 2024 Notes or 2027 Notes. On and after May 9, 2019, the term “Non-Guarantor Subsidiaries” refers collectively to the Subsidiary Guarantors and the Non-Guarantors.

The Parent Guarantor is a REIT whose only material asset is its ownership of operating partnership units of the LP Co-Issuer. The LP Co-Issuer and its subsidiaries hold substantially all the assets of the Company. The LP Co-Issuer conducts the operations of the business, along with its subsidiaries. The Finance Co-Issuer does not have any operations or revenues.

The following schedules present the condensed consolidating balance sheets as of September 30, 2019, and the condensed consolidating statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2019, and the statements of cash flows for the nine months ended September 30, 2019 for the Parent Guarantor, General Partner, each Co-Issuer and Non-Guarantor Subsidiaries. Prior to the release of the Subsidiary Guarantors on May 9, 2019, the following schedules present the condensed consolidating balance sheets as of December 31, 2018, and the condensed consolidating statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2018, and the statements of cash flows for the nine months ended September 30, 2018 for the Parent Guarantor, General Partner, each Co-Issuer, Guarantor Subsidiaries, and Non-Guarantors. Eliminations and consolidation adjustments primarily relate to the elimination of investments in subsidiaries and equity earnings (loss) related to investments in subsidiaries (in millions).

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Condensed Consolidating Balance Sheets

	As of September 30, 2019
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Non-Guarantor Subsidiaries	Eliminations/Consolidations	Total
Total investment in real estate, net	$—	$—	$—	$—	$4,515.4	$62.7	$4,578.1
Cash and cash equivalents	—	—	1.7	—	50.0	—	51.7
Investment in subsidiaries	2,390.2	16.7	3,354.0	—	—	(5,760.9)	—
Rent and other receivables, net	—	—	0.3	—	279.0	—	279.3
Restricted cash	—	—	—	—	1.3	—	1.3
Operating lease right-of-use assets, net	—	—	—	—	90.7	—	90.7
Intercompany receivable	21.7	—	1,815.5	—	22.5	(1,859.7)	—
Equity investments	—	—	—	—	104.3	—	104.3
Goodwill	—	—	—	—	455.1	—	455.1
Intangible assets, net	—	—	—	—	203.7	—	203.7
Other assets	—	—	21.0	—	107.7	—	128.7
Total assets	$2,411.9	$16.7	$5,192.5	$—	$5,829.7	$(7,557.9)	$5,892.9
Debt	$—	$—	$2,776.1	$—	$—	$—	$2,776.1
Intercompany payable	—	—	21.7	—	1,838.0	(1,859.7)	—
Finance lease liabilities	—	—	—	—	30.7	—	30.7
Operating lease liabilities	—	—	—	—	124.3	—	124.3
Construction costs payable	—	—	—	—	131.2	—	131.2
Accounts payable and accrued expenses	—	—	4.5	—	127.9	—	132.4
Dividends payable	57.7	—	—	—	—	—	57.7
Deferred revenue and prepaid rents	—	—	—	—	164.0	—	164.0
Deferred tax liability	—	—	—	—	59.6	—	59.6
Total liabilities	57.7	—	2,802.3	—	2,475.7	(1,859.7)	3,476.0
Total stockholders' equity	2,354.2	16.7	2,390.2	—	3,354.0	(5,698.2)	2,416.9
Total liabilities and equity	$2,411.9	$16.7	$5,192.5	$—	$5,829.7	$(7,557.9)	$5,892.9

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended September 30, 2019
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Non-Guarantor Subsidiaries	Eliminations/ Consolidations	Total
Revenue	$—	$—	$—	$—	$250.9	$—	$250.9
Total operating expenses	—	—	—	—	237.7	—	237.7
Operating income (loss)	—	—	—	—	13.2	—	13.2
Interest (expense) benefit, net	—	—	(27.4)	—	0.8	7.0	(19.6)
Gain on marketable equity investment	—	—	—	—	12.4	—	12.4
Impairment loss on real estate	—	—	—	—	(0.7)	—	(0.7)
Foreign currency and derivative gains, net	—	—	5.5	—	—	—	5.5
Other expense	—	—	—	—	(0.2)	—	(0.2)
(Loss) income before income taxes	—	—	(21.9)	—	25.5	7.0	10.6
Income tax (expense) benefit	—	—	—	—	2.0	—	2.0
Equity earnings (loss) related to investment in subsidiaries	(0.4)	(0.2)	21.5	—	—	(20.9)	—
Net income (loss)	(0.4)	(0.2)	(0.4)	—	27.5	(13.9)	12.6
Other comprehensive loss	—	—	—	—	(6.0)	—	(6.0)
Comprehensive income (loss)	$(0.4)	$(0.2)	$(0.4)	$—	$21.5	$(13.9)	$6.6

	Three Months Ended September 30, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$201.8	$4.8	$—	$206.6
Total operating expenses	—	—	—	—	180.2	6.2	—	186.4
Operating income (loss)	—	—	—	—	21.6	(1.4)	—	20.2
Interest expense, net	—	—	(29.2)	—	—	(0.7)	4.1	(25.8)
Loss on marketable equity investment	—	—	—	—	—	(36.6)	—	(36.6)
Net (loss) income before income taxes	—	—	(29.2)	—	21.6	(38.7)	4.1	(42.2)
Income tax (expense) benefit	—	—	—	—	(0.7)	0.5	—	(0.2)
Equity (loss) earnings related to investment in subsidiaries	(48.3)	(0.5)	(19.1)	—	—	—	67.9	—
Net (loss) income	(48.3)	(0.5)	(48.3)	—	20.9	(38.2)	72.0	(42.4)
Other comprehensive loss	—	—	—	—	—	(1.8)	—	(1.8)
Comprehensive (loss) income	$(48.3)	$(0.5)	$(48.3)	$—	$20.9	$(40.0)	$72.0	$(44.2)

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Nine Months Ended September 30, 2019
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Non-Guarantor Subsidiaries	Eliminations/ Consolidations	Total
Revenue	$—	$—	$—	$—	$727.4	$—	$727.4
Total operating expenses	—	—	—	—	682.7	—	682.7
Operating income (loss)	—	—	—	—	44.7	—	44.7
Interest (expense) income, net	—	—	(90.3)	—	0.1	25.8	(64.4)
Gain on marketable equity investment	—	—	—	—	105.1	—	105.1
Impairment loss on real estate	—	—	—	—	(0.7)	—	(0.7)
Foreign currency and derivative gains, net	—	—	5.5	—	—	—	5.5
Other expense	—	—	—	—	(0.3)	—	(0.3)
(Loss) income before income taxes	—	—	(84.8)	—	148.9	25.8	89.9
Income tax (expense) benefit	—	—	—	—	3.6	—	3.6
Equity earnings (loss) related to investment in subsidiaries	59.0	0.4	143.8	—	—	(203.2)	—
Net income (loss)	59.0	0.4	59.0	—	152.5	(177.4)	93.5
Other comprehensive loss	—	—	—	—	(8.7)	—	(8.7)
Comprehensive income (loss)	$59.0	$0.4	$59.0	$—	$143.8	$(177.4)	$84.8

	Nine Months Ended September 30, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$592.0	$8.1	$—	$600.1
Total operating expenses	—	—	—	—	516.8	8.4	—	525.2
Operating income (loss)	—	—	—	—	75.2	(0.3)	—	74.9
Interest expense, net	—	—	(79.3)	—	—	(2.1)	12.0	(69.4)
Gain on marketable equity investment	—	—	—	—	—	106.6	—	106.6
Loss on early extinguishment of debt	—	—	(3.1)	—	—	—	—	(3.1)
Net (loss) income before income taxes	—	—	(82.4)	—	75.2	104.2	12.0	109.0
Income tax (expense) benefit	—	—	—	—	(2.5)	0.5	—	(2.0)
Equity earnings (loss) related to investment in subsidiaries	93.3	0.9	175.7	—	—	—	(269.9)	—
Net income (loss)	93.3	0.9	93.3	—	72.7	104.7	(257.9)	107.0
Other comprehensive loss	—	—	—	—	—	(1.7)	—	(1.7)
Comprehensive income (loss)	$93.3	$0.9	$93.3	$—	$72.7	$103.0	$(257.9)	$105.3

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2019
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Non-Guarantor Subsidiaries	Eliminations/Consolidations	Total
Net cash (used in) provided by operating activities	$—	$—	$(102.0)	$—	$353.2	$25.8	$277.0
Cash flows from investing activities:
Investment in real estate	—	—	—	—	(701.5)	(25.8)	(727.3)
Investment in subsidiaries	(253.3)	(1.8)	(84.2)	—	—	339.3	—
Equity investments	—	—	—	—	(0.3)	—	(0.3)
Proceeds from sale of equity investments	—	—	—	—	199.8	—	199.8
Proceeds from sale of real estate assets	—	—	—	—	0.9	—	0.9
Return of investment	153.5	—	—	—	—	(153.5)	—
Intercompany borrowings	9.0	—	(54.0)	—	125.0	(80.0)	—
Net cash (used in) provided by investing activities	(90.8)	(1.8)	(138.2)	—	(376.1)	80.0	(526.9)
Cash flows from financing activities:
Issuance of common stock, net	253.3	—	—	—	—	—	253.3
Dividends paid	(153.5)	—	(153.5)	—	—	153.5	(153.5)
Intercompany borrowings	—	—	(9.0)	—	(71.0)	80.0	—
Proceeds from revolving credit facility	—	—	534.3	—	—	—	534.3
Repayments of revolving credit facility	—	—	(183.2)	—	—	—	(183.2)
Repayments of unsecured term loan	—	—	(200.0)	—	—	—	(200.0)
Payments on finance lease liabilities	—	—	—	—	(2.1)	—	(2.1)
Tax payment upon exercise of equity awards	(9.0)	—	—	—	—	—	(9.0)
Contributions/distributions from parent	—	1.8	253.3	—	84.2	(339.3)	—
Net cash provided by (used in) financing activities	90.8	1.8	241.9	—	11.1	(105.8)	239.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	—	(1.3)	—	(1.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—	1.7	—	(13.1)	—	(11.4)
Cash, cash equivalents and restricted cash at beginning of period	—	—	—	—	64.4	—	64.4
Cash, cash equivalents and restricted cash at end of period	$—	$—	$1.7	$—	$51.3	$—	$53.0

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

	Nine Months Ended September 30, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Net cash (used in) provided by operating activities	$—	$—	$(89.2)	$—	$284.9	$(4.8)	$12.0	$202.9
Cash flows from investing activities:
Asset acquisitions, primarily real estate, net of cash acquired	—	—	—	—	—	(461.8)	—	(461.8)
Investment in real estate	—	—	—	—	(608.5)	(10.7)	(12.0)	(631.2)
Investment in subsidiaries	(551.9)	(5.5)	(663.2)	—	—	—	1,220.6	—
Return of investment	132.3	—	—	—	—	—	(132.3)	—
Intercompany borrowings	5.1	—	(44.8)	—	—	—	39.7	—
Net cash (used in) provided by investing activities	(414.5)	(5.5)	(708.0)	—	(608.5)	(472.5)	1,116.0	(1,093.0)
Cash flows from financing activities:
Issuance of common stock, net	551.9	—	—	—	—	—	—	551.9
Dividends paid	(132.3)	—	(132.3)	—	—	—	132.3	(132.3)
Intercompany borrowings	—	—	(5.1)	—	44.8	—	(39.7)	—
Proceeds from unsecured term loan	—	—	1,655.4	—	—	9.7	—	1,665.1
Repayments of unsecured term loan	—	—	(1,272.7)	—	—	—	—	(1,272.7)
Payments on finance lease liabilities	—	—	—	—	(6.5)	(1.3)	—	(7.8)
Tax payment upon exercise of equity awards	(5.1)	—	—	—	—	—	—	(5.1)
Contributions/distributions from parent	—	5.5	551.9	—	179.0	484.2	(1,220.6)	—
Net cash provided by (used in) financing activities	414.5	5.5	797.2	—	217.3	492.6	(1,128.0)	799.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	—	—	0.1	—	0.1
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—	—	—	(106.3)	15.4	—	(90.9)
Cash, cash equivalents and restricted cash at beginning of period	—	—	—	—	151.2	0.7	—	151.9
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—	$—	$44.9	$16.1	$—	$61.0

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
The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) loss of key customers; (ii) economic downturn, natural disaster or oversupply of data centers in the limited geographic areas that we serve; (iii) risks related to the development of our properties and our ability to successfully lease those properties; (iv) weakening in the fundamentals for data center real estate, including but not limited to, decreases in or slowed growth of global data, e-commerce and demand for outsourcing of data storage and cloud-based applications; (v) loss of access to key third-party service providers and suppliers; (vi) risks of loss of power or cooling which may interrupt our services to our customers; (vii) inability to identify and complete acquisitions and operate acquired properties, including those acquired in the acquisition of Zenium Topco Ltd. and certain other affiliated entities (“Zenium”); (viii) our failure to obtain necessary outside financing on favorable terms, or at all; (ix) restrictions in the instruments governing our indebtedness; (x) risks related to environmental matters; (xi) unknown or contingent liabilities related to our acquisitions; (xii) significant competition in our industry; (xiii) loss of key personnel; (xiv) risks associated with real estate assets and the industry; (xv) failure to maintain our status as a REIT (as defined below) or to comply with the highly technical and complex REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"); (xvi) REIT distribution requirements could adversely affect our ability to execute our business plan; (xvii) insufficient cash available for distribution to stockholders; (xviii) future offerings of debt may adversely affect the market price of our common stock; (xix) increases in market interest rates will increase our borrowings costs and may drive potential investors to seek higher dividend yields and reduce demand for our common stock; (xx) market price and volume of stock could be volatile; (xxi) our international activities, including those now conducted as a result of the Zenium acquisition and land acquisitions, are subject to special risks different from those faced by us in the United States; (xxii) the uncertainty surrounding the United Kingdom’s decision to withdraw from the European Union and around the British Parliament’s approval of the agreement with the European Union regarding the United Kingdom’s withdrawal from the European Union; (xxiii) expanded and widened price increases in certain selective materials for data center development capital expenditures due to international trade negotiations; (xxiv) a failure to comply with anti-corruption laws and regulations; (xxv) legislative or other actions relating to taxes; and (xxvi) other factors affecting the real estate and technology industries generally.
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

Overview
Our Company. We are a fully integrated, self-managed data center real estate investment trust ("REIT") that owns, operates and develops enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Our data centers are generally purpose-built facilities with redundant power and cooling. They are not network specific and enable customer connectivity to a range of telecommunication carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology ("IT") infrastructure for approximately 1,000 customers in 49 data centers, including two data recovery centers in 13 markets (10 cities in the U.S., London, U.K., Singapore and Frankfurt, Germany).
Our Portfolio
We own and operate 49 data centers totaling 7.1 million Net Rentable Square Feet ("NRSF"), 85% of the Colocation Square Feet ("CSF") is leased and has 787 megawatts ("MW") of power capacity. This includes 13 buildings where we lease such facilities. We are lessee of approximately 13% of our total operating NRSF as of September 30, 2019. Also included in our total NRSF, CSF and MW are pre-stabilized assets (which include data halls that have been in service for less than 24 months and are less than 85% leased) that have approximately 300,000 NRSF, 27% of the CSF is leased with capacity of 28 MW of power.
In addition, we have properties under development comprising approximately 1.7 million NRSF and 102 MW of power capacity. The estimated remaining total costs to develop these properties is between $647.0 million and $743.0 million. The final costs to develop could change depending on the capital improvements required based on the lease contracts executed on such properties. We also have 489 acres of land available for future data center development.
Operational Overview

The following discussion provides an overview of our capital and financing activity, operations and transactions for the nine months ended September 30, 2019 and should be read in conjunction with the full discussion of our operating results, liquidity and capital resources included in this Form 10-Q as well as the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the year ending December 31, 2018.

Outlook

We seek to maximize long-term earnings growth and shareholder value primarily through increasing cash flow at existing properties, and developing high-quality data center assets and campuses at attractive cash yields with long-term, stable operating income. In addition, the Company will, from time to time, acquire existing properties which meet our strategic criteria, offer in-place cash flow and have strong attractive prospects.

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

We may, from time to time, selectively dispose of non-strategic assets in an effort to enhance long-term growth in earnings and cash flows, as well as to improve the overall quality of our portfolio and to recycle capital.

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

Inflation
The U.S. economy has experienced low inflation over the last several years, as a result, inflation has not had a significant impact on our business. Our customer leases generally do not provide for annual increases in rent based on inflation. As a result, we bear the risk of increases in the costs of operating and maintaining our data center facilities. Some of our leases have annual rent escalators, typically ranging from 1-3%; as a result we bear the risk of increases in operating costs. Some of our leases are structured to pass-through the cost of sub-metered electrical power. In the future, we expect more of our leases to pass-through the costs to provide electrical power. In addition, approximately 68% of our leases expire within six years which enables us to replace existing leases with new leases at then existing rates.

Summary of Significant Transactions and Activities for the Nine Months Ended September 30, 2019 and 2018

Real Estate Acquisitions, Development and Other Activities

During the nine months ended September 30, 2019, we had cash capital expenditures of $727.3 million, of which $718.5 million related to the construction of data centers. Included in total cash capital expenditures for the nine months ended September 30, 2019, was $51.8 million for the acquisition of an aggregate 54 acres of land in Santa Clara, California; San Antonio, Texas; and Dublin, Ireland for future development. The expansion and development of additional power capacity and building square feet contributed to our year-over-year revenue increase in 2019. As of September 30, 2019, the estimated remaining cost of development is between $647.0 million to $743.0 million and is expected to add 102 MWs and approximately 0.4 million CSF, 1.0 million square feet of powered shell, and 0.3 million square feet of other supporting infrastructure.
Capital and Financing Activity

In March 2018, we entered into a new senior unsecured credit agreement (the "$3.0 Billion Credit Facility"). The agreement includes a $1.7 billion revolving credit facility (the "$1.7 Billion Revolving Credit Facility") as well as a 5-year term loan with commitments totaling $1.0 billion (the "2023 Term Loan") and a $300.0 million 7-year term loan (the "2025 Term Loan"). The $1.7 Billion Revolving Credit Facility, 2023 Term Loan and 2025 Term Loan are prepayable at our option. In April 2019, we repaid $200.0 million of the 2023 Term Loan using proceeds in part from the sale of GDS Holdings Limited ("GDS") shares. As of September 30, 2019, we had $800.0 million, $300.0 million and $491.0 million outstanding under the 2023 Term Loan, the 2025 Term Loan and the $1.7 Billion Revolving Credit Facility, respectively. For more information on our $3.0 Billion Credit Facility, see Note 9. “Debt” and for more information on our investment in GDS, see Note 7. "Equity Investments".

On March 29, 2018, we used the proceeds of the $1.0 billion of borrowings under the $3.0 Billion Credit Facility to repay in full our prior credit facility in an amount of $900.0 million and subsequently used a portion of the remaining liquidity, along with cash, for further build out of existing data centers and the development of new data centers.

During the fourth quarter of 2018, the Company entered into sales agreements pursuant to which we may issue and sell from time to time shares of our common stock having an aggregate sales price of up to $750.0 million (the "New 2018 ATM Stock Offering Program"). For the nine months ended September 30, 2019, we sold approximately 4.9 million shares of our common stock under our New ATM stock offering programs, generating net proceeds of approximately $252.2 million after giving effect to sales agent commissions of $2.5 million. As of September 30, 2019, there was $495.3 million under the New 2018 ATM Stock Offering Program available for future offerings.

Concentration of Revenue

We define our annualized backlog as the twelve-month recurring revenue (calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”)) for executed lease contracts achieved upon full occupancy which have not commenced as of the end of a period. Our backlog as of September 30, 2019 and December 31, 2018 was approximately $52.5 million and $54.0 million, respectively. During the nine months ended September 30, 2019, one customer represented 22% of our revenue. Similar to our revenue growth noted above, our backlog is primarily due to the demand across the cloud and enterprise companies and larger lease contracts. Because GAAP revenue for any period is generally a function of straight-line revenue recognized from lease contracts in existence at the beginning of a period, as well as lease contract renewals and new customer lease contracts commencing during the period, backlog as of any period is not necessarily indicative of near-term performance. Our presentation of backlog may differ from other companies in our industry.

Results of Operations
Three and Nine Months Ended September 30, 2019, Compared to Three and Nine Months Ended September 30, 2018:

IN MILLIONS, except share and per share data
	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Lease revenue
Colocation (Minimum lease payments)	$202.4	$169.2	$33.2	20%	$588.2	$499.7	$88.5	18%
Metered power reimbursements (Variable lease payments)	41.1	29.3	11.8	40%	101.3	75.7	25.6	34%
Total lease revenue	243.5	198.5	45.0	23%	689.5	575.4	114.1	20%

Revenue from contracts with customers
Equipment sales and services	2.4	3.7	(1.3)	(35)%	23.4	12.0	11.4	95%
Other revenue	5.0	4.4	0.6	14%	14.5	12.7	1.8	14%
Total revenue from contracts with customers	7.4	8.1	(0.7)	(9)%	37.9	24.7	13.2	53%
Total Revenue	250.9	206.6	44.3	21%	727.4	600.1	127.3	21%

Operating expenses:
Property operating expenses	103.0	77.7	25.3	33%	289.6	214.4	75.2	35%
Sales and marketing	5.1	4.3	0.8	19%	15.7	14.0	1.7	12%
General and administrative	19.8	19.3	0.5	3%	61.6	57.2	4.4	8%
Depreciation and amortization	105.4	84.0	21.4	25%	309.6	236.2	73.4	31%
Transaction, acquisition, integration and other related expenses	4.4	1.1	3.3	n/m	6.2	3.4	2.8	82%
Total operating expenses	237.7	186.4	51.3	28%	682.7	525.2	157.5	30%
Operating income	13.2	20.2	(7.0)	(35)%	44.7	74.9	(30.2)	(40)%
Interest expense, net	(19.6)	(25.8)	(6.2)	(24)%	(64.4)	(69.4)	(5.0)	(7)%
Gain (loss) on marketable equity investment	12.4	(36.6)	49.0	(134)%	105.1	106.6	(1.5)	(1)%
Loss on early extinguishment of debt	—	—	—	n/m	—	(3.1)	3.1	(100)%
Impairment loss on real estate	(0.7)	—	(0.7)	n/m	(0.7)	—	(0.7)	n/m
Foreign currency and derivative gains, net	5.5	—	5.5	n/m	5.5	—	5.5	n/m
Other expense	(0.2)	—	(0.2)	n/m	(0.3)	—	(0.3)	n/m
Net income before income taxes	10.6	(42.2)	52.8	(125)%	89.9	109.0	(19.1)	(18)%
Income tax expense	2.0	(0.2)	2.2	n/m	3.6	(2.0)	5.6	n/m
Net income	$12.6	$(42.4)	$55.0	(130)%	$93.5	$107.0	$(13.5)	(13)%
Operating gross margin	5.3%	9.8%		(46)%	6.1%	12.5%		(51)%
Capital expenditures:
Asset acquisitions, primarily real estate, net of cash acquired	$—	$461.8	$(461.8)	(100)%	$—	$461.8	$(461.8)	(100)%
Investment in real estate	208.0	304.8	(96.8)	(32)%	718.5	622.8	95.7	15%
Recurring maintenance capital	4.5	3.7	0.8	22%	8.8	8.4	0.4	5%
Total	$212.5	$770.3	$(557.8)	(72)%	$727.3	$1,093.0	$(365.7)	(33)%
Metrics information:
CSF(1)	4,148,000	3,674,000	474,000	13%	4,148,000	3,674,000	474,000	13%
Percentage CSF Leased(2)	85%	86%	(1)%	(1)%	85%	86%	(1)%	(1)%
(1) CSF represents the NRSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.
(2) Percentage CSF Leased is calculated by dividing CSF under signed leases for colocation space (whether or not the lease has commenced billing) by total CSF.

The three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Operations
As of September 30, 2019, we had approximately 1,000 customers (not including customers that have signed leases but have not begun occupying space), many of which have signed leases for multiple sites and multiple services, amenities and/or features. We generate recurring revenues from leasing colocation space and nonrecurring revenues from equipment sales and installation services. We provide customers with data center services pursuant to leases with initial terms ranging from three to ten years. As of September 30, 2019, the weighted average remaining term was 4.2 years based upon annualized rent. Lease expirations through 2021, excluding month-to-month leases, represent 22% of our total NRSF, or 35% of our aggregate annualized rent as of September 30, 2019. At the end of the lease term, customers may allow the contract to expire, sign a new lease or automatically renew pursuant to the terms of their lease. The automatic renewal period could be for varying lengths, depending on the terms of the contract, such as, for the original lease term, one year or month-to-month. As of September 30, 2019, 1% of our NRSF was subject to month-to-month leases.

Revenue

For the three months ended September 30, 2019, revenue was $250.9 million, an increase of $44.3 million, or 21% compared to $206.6 million for the three months ended September 30, 2018. Fluctuations in revenue are dependent upon our ability to maintain our existing revenue base, sell new capacity, and maintain or increase rental rates at our properties. Recurring rent churn of 1.0%, excluding 0.4% impact related to a customer that terminated in 2016, for the three months ended September 30, 2019 decreased by 1.6% as compared to the 2.6% for the three months ended September 30, 2018. The Company calculates recurring rent churn as any reduction in recurring rent due to customer terminations, service reductions or net pricing decreases as a percentage of rent at the beginning of the period, excluding any impact from metered power reimbursements or other usage-based billing.

Colocation square feet increased 13% at September 30, 2019 as compared to September 30, 2018. Leased CSF as of September 30, 2019 and 2018 was 85% and 86%, respectively. CSF Occupied as of September 30, 2019 and 2018 was 84% and 85%, a decrease of 1%. The occupancy percentage decrease is primarily related to declines in occupancy in stabilized data centers (which are data halls that have been in service for at least 24 months or are at least 85% leased) at September 30, 2019 including properties located in Dallas, London and Northern Virginia.

The revenue increase of $44.3 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018 is primarily due to the following:

•
$27.6 million increase in colocation rent, primarily due to a $34.4 million increase from existing and new customers, including a $10.4 million increase due to the acquisition of Zenium which closed in August 2018, offset in part by $6.8 million of rent churn;

•
$11.8 million increase in metered power reimbursements primarily due to a $12.1 million increase from existing and new customers, including a $3.9 million increase due to the Zenium acquisition, offset in part by $0.3 million of rent churn;

•	$3.7 million of higher termination fees;

•	$1.9 million increase in interconnection revenue primarily due to expanding demand from existing and new customers;

•	$0.6 million increase in other revenue from managed services; partially offset by,

•	$1.3 million decrease in equipment sales and associated installation services to one significant customer during the three months ended September 30, 2019.

Operating Expenses

Property operating expenses

For the three months ended September 30, 2019, property operating expenses were $103.0 million, an increase of $25.3 million, or 33%, compared to $77.7 million for the three months ended September 30, 2018 primarily due to the following:

•	$14.5 million increase in property operating expenses as a result of additional assets placed into service from development activities:

◦	$9.4 million increase in electricity due to increases in usage and rates

◦	$2.8 million increase in contract and security services

◦	$2.3 million increase in repairs and maintenance

•	$6.6 million increase in property operating expenses as a result of the timing of the acquisition of Zenium which closed in August 2018;

•
$3.5 million increase in rent for leased property and equipment primarily due to a $3.9 million increase from the implementation of the new accounting standard for leases offset in part by a $0.4 million decrease from lease expirations in 2018;

•	$2.7 million increase in property taxes; partially offset by

•	$1.2 million decrease in equipment cost of sales; and

•	$0.8 million decrease in other property operating expenses.

General and administrative expenses

For the three months ended September 30, 2019, general and administrative expenses were $19.8 million, an increase of $0.5 million, or 3%, compared to $19.3 million for the corresponding period in 2018, primarily due to the following:

•	$0.7 million increase in personnel expense primarily due to the acquisition of Zenium in August 2018;

•	$0.5 million increase in IT license support and maintenance; partially offset by

•	$0.7 million decrease due to a reduction in professional fees associated with implementing new accounting standards.

Depreciation and amortization expense

For the three months ended September 30, 2019, depreciation and amortization expense was $105.4 million, an increase of $21.4 million, or 25%, compared to $84.0 million for the corresponding period in 2018. This increase was primarily driven by $11.2 million related to the acquisition of Zenium in August 2018 and $11.2 million related to asset additions that were placed in service after the third quarter of 2018, offset in part by $1.0 million related to the derecognition of build-to-suit leases and their classification as operating leases under the new accounting standard for leases discussed in Note 3. "Recently Adopted Accounting Standards". Since September 30, 2018, approximately $800.3 million of new data center assets have been placed in service. Depreciation and amortization expense is expected to increase in future periods as we complete the development of properties and installation of equipment and facilities to support our operations.

Non-Operating Income and Expenses

Interest expense, net

For the three months ended September 30, 2019, interest expense, net was $19.6 million, a decrease of $6.2 million, or 24%, as compared to $25.8 million for the corresponding period in 2018. Interest expense, net increased $2.4 million as a result of an increase in debt balance offset by the following:

•	$4.3 million decrease related to the cross-currency swaps;

•	$2.5 million decrease due to higher capitalized interest resulting from increased development activity;

•	$1.7 million decrease due to finance leases that were derecognized under the new accounting standard for leases. See Note 3. "Recently Adopted Accounting Standards"; and

•	$0.1 million decrease related to higher interest income.

We anticipate drawing on our $1.7 Billion Revolving Credit Facility to fund, in part, our new investments in data centers, including potential acquisitions. Accordingly, we anticipate our interest expense to increase in future periods.

Gain (Loss) on marketable equity investment

For the three months ended September 30, 2019, the gain on our marketable equity investment in GDS was $12.4 million, an increase of $49.0 million, as compared to a loss of $36.6 million for the corresponding period in 2018. The increase was primarily a result of an increase in the fair value of our investment in GDS over the comparable prior year period. See Note 7. "Equity Investments", related to our sale of a portion of our equity investment in GDS.

Foreign currency and derivative gains, net

For the three months ended September 30, 2019, Foreign currency and derivative gains, net were $5.5 million which was the result of an increase in the fair value of the portion of our Euro/USD cross-currency swap that were not designated as hedges and changes in the fair value were immediately recognized in earnings. As of September 30, 2019, we have $370.0 million notional Euro/USD cross-currency swaps contracts for €329.0 million not designated and changes in the forward USD/Euro spot exchange rate will impact the fair value of these swaps. If the US dollar weakens versus the Euro, the fair value of the swap assets may decline or become a liability and since these hedges are not designated, we may incur losses that would be immediately recognized in earnings.

Impairment loss on real estate

For the three months ended September 30, 2019, impairment loss on real estate was $0.7 million, primarily due to an impairment loss on the South Bend - Monroe facility, which is being actively marketed to sell.

The nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Revenue

For the nine months ended September 30, 2019, revenue was $727.4 million, an increase of $127.3 million, or 21% compared to $600.1 million for the nine months ended September 30, 2018. Recurring rent churn of 3.7%, excluding 0.4% impact related to a customer that terminated in 2016, for the nine months ended September 30, 2019 decreased by 0.8% as compared to 4.5% for the nine months ended September 30, 2018.

The revenue increase of $127.3 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018 is primarily due to the following:

•
$82.9 million increase in colocation rent primarily due to a $104.7 million increase from existing and new customers, including a $32.2 million increase due to the acquisition of Zenium in August 2018 offset in part by $21.8 million of rent churn;

•
$25.6 million increase in metered power reimbursements primarily due to a $27.8 million increase from existing and new customers, including a $11.0 million increase due to the acquisition of Zenium in August 2018, offset in part by $2.2 million of rent churn;

•	$11.4 million increase in equipment sales and installation services primarily due to one significant customer;

•	$4.6 million increase in interconnection revenue;

•	$1.7 million increase in other revenue from managed services; and

•	$1.1 million increase in termination fees.

Operating Expenses

Property operating expenses

For the nine months ended September 30, 2019, property operating expenses were $289.6 million, an increase of $75.2 million, or 35%, compared to $214.4 million for the nine months ended September 30, 2018 primarily due to the following:

•	$34.4 million increase in property operating expenses as a result of additional assets placed into service from development activities:

◦	$18.2 million increase in electricity primarily due to increases in usage and rates

◦	$9.5 million increase in repairs and maintenance

◦	$6.7 million increase in contract and security services

•	$19.0 million increase in property operating expenses as a result of the acquisition of Zenium in August 2018;

•	$11.2 million increase in equipment cost of sales;

•
$8.4 million increase in rent expense for leased property and equipment primarily due to a $11.9 million increase from the implementation of the new accounting standard for leases offset in part by a $3.5 million decrease from lease expirations in 2018;

•	$3.1 million increase in property taxes and other operating expense; offset in part by

•	$0.9 million decrease in other property operating expenses.

General and administrative expenses

For the nine months ended September 30, 2019, general and administrative expenses were $61.6 million, an increase of $4.4 million, or 8%, compared to $57.2 million for the corresponding period in 2018, primarily due to the following:

•	$5.2 million increase primarily due to the acquisition of Zenium in August 2018;

•	$2.8 million increase in legal and professional expenses due to expanding our business activities and lower capitalization under the new leasing standard;

•	$0.9 million increase in IT license support and maintenance; partially offset by

•	$1.6 million decrease due to a reduction in professional fees associated with implementing new accounting standards;

•	$1.2 million decrease for employee-related costs including stock compensation and severance related costs; and

•	$1.7 million decrease in other general and administrative expense.

Depreciation and amortization expense

For the nine months ended September 30, 2019, depreciation and amortization expense was $309.6 million, an increase of $73.4 million, or 31%, compared to $236.2 million for the corresponding period in 2018. This increase was primarily driven by $38.6 million related to the acquisition of Zenium in August 2018 and $37.7 million related to asset additions that were placed in service after the third quarter of 2018, offset in part by $2.9 million related to the derecognition of build-to-suit leases and their classification as operating leases under the new accounting standard for leases discussed in Note 3. "Recently Adopted Accounting Standards".

Non-Operating Income and Expenses

Interest expense, net

For the nine months ended September 30, 2019, interest expense, net was $64.4 million, a decrease of $5.0 million, or 7%, as compared to $69.4 million for the corresponding period in 2018. Interest expense, net increased $17.5 million due to increases in debt balance primarily a result of the increase in the outstanding balances of the 2023 Term Loan, 2025 Term Loan and $1.7 Billion Revolving Credit Facility as compared to the prior year period offset in part by following:

•	$10.3 million decrease due to higher capitalized interest resulting from increased development activity;

•	$6.6 million decrease related to the cross-currency swaps;

•	$5.4 million decrease due to finance leases that were derecognized under the new accounting standard for leases. See Note 3. "Recently Adopted Accounting Standards"; and

•	$0.2 million decrease related to higher interest income.

Gain (Loss) on marketable equity investment

For the nine months ended September 30, 2019, the gain on our marketable equity investment in GDS was $105.1 million, a decrease of $1.5 million, or 1%, as compared to $106.6 million for the corresponding period in 2018. For the nine months ended September 30, 2019, the fair value increased 74%. For the nine months ended September 30, 2018, the fair value increased 56%. See Note 7. "Equity Investments", related to our sale of a portion of our equity investment in GDS.

Loss on early extinguishment of debt

For the nine months ended September 30, 2018, loss on early extinguishment of debt was $3.1 million, primarily due to the Company's repayment of the $900.0 million aggregate outstanding principal balance of its previous credit facility upon entering into a new senior unsecured credit agreement in March 2018.

Foreign currency and derivative gains, net

For the nine months ended September 30, 2019, Foreign currency and derivative gains, net were $5.5 million which was the result of an increase in the fair value of the portion of our Euro/USD cross-currency swap that were not designated as hedges and changes in the fair value were immediately recognized in earnings. As of September 30, 2019, we have $370.0 million notional Euro/USD cross-currency swaps contracts for €329.0 million not designated and changes in the forward USD/Euro spot exchange rate will impact the fair value of these swaps. If the US dollar weakens versus the Euro, the fair value of the swap assets may decline or become a liability and since these hedges are not designated, we may incur losses that would be immediately recognized in earnings.

Impairment loss on real estate

For the nine months ended September 30, 2019, impairment loss on real estate was $0.7 million, primarily due to an impairment loss on the South Bend - Monroe facility, which is being actively marketed for sale.

Significant Balance Sheet Fluctuations

The table below relates to significant fluctuations in certain line items of our condensed consolidated balance sheets from December 31, 2018 to September 30, 2019 (in millions):

	September 30, 2019	December 31, 2018	Difference
Total investment in real estate, net	$4,578.1	$4,293.0	$285.1
Equity investments	104.3	198.1	(93.8)
Operating lease right-of-use ("ROU") assets, net	90.7	—	90.7
Other Assets	128.7	111.3	17.4
$1.7 Billion Revolving Credit Facility	491.0	143.0	348.0
Term Loans	1,100.0	1,300.0	(200.0)
Finance lease liabilities	30.7	156.7	(126.0)
Operating lease liabilities	124.3	—	124.3
Additional paid in capital	3,094.2	2,837.4	256.8

The increase in total investment in real estate, net was primarily due to the continued development of data centers in Amsterdam, Austin, Dallas, Frankfurt, London, Northern Virginia, Phoenix, Raleigh-Durham, San Antonio and Santa Clara, less depreciation expense of $269.9 million. Land purchases for future development were made in Dublin, Ireland, San Antonio and Santa Clara.

The decrease in equity investments was primarily due to the sale of 5.7 million GDS ADSs in April 2019. We continue to hold approximately 2.3 million GDS ADSs, with the remaining GDS ADSs being subject to a lock-up period that expired October 12, 2019, subject to customary carve outs. As a result of this lack of marketability, we applied an estimated discount of 0.9% to this equity investment resulting in an equity investment fair value of $91.4 million as of September 30, 2019. We did not receive any distributions related to our equity investment during the nine months ended September 30, 2019 or year ended December 31, 2018.

The increase in operating lease ROU assets is due to the new accounting standard for leases. For more information, see Note 3. "Recently Adopted Accounting Standards" and Note 5. "Leases - As a Lessee".

The increase in Other assets is primarily related to foreign currency and derivative assets with a recognized fair value of $20.5 million and zero at September 30, 2019 and December 31, 2018, respectively.

The increase in borrowing under the $1.7 Billion Revolving Credit Facility was primarily due to borrowing under the U.S. and EUR revolvers to fund development and operations.

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

We calculate FFO as net income (loss) computed in accordance with GAAP before real estate depreciation and amortization and asset impairments and loss on disposals. While it is consistent with the definition of FFO promulgated by the National Association of Real Estate Investment Trusts ("NAREIT"), our computation of FFO may differ from the methodology for calculating FFO used by other REITs. Accordingly, our FFO may not be comparable to others.

We calculate Normalized FFO as FFO plus loss on early extinguishment of debt; (gain) loss on marketable equity investment; foreign currency and derivative gains, net; new accounting standards and regulatory compliance and the related system implementation costs; amortization of trade names; transaction, acquisition, integration and other related expenses; severance and management transition costs; legal claim costs and other items as appropriate. We believe our Normalized FFO calculation provides a comparable measure between different periods. Other REITs may not calculate Normalized FFO in the same manner. Accordingly, our Normalized FFO may not be comparable to others.

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

The following table reflects the reconciliation of GAAP net income (loss) to FFO and Normalized FFO for the three and nine months ended September 30, 2019 and 2018 (amounts in millions):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
Net income (loss)	$12.6	$(42.4)	$55.0	(130)%	$93.5	$107.0	$(13.5)	(13)%
Real estate depreciation and amortization(1)	102.6	81.9	20.7	25%	302.9	230.0	72.9	32%
Asset impairments and loss on disposals	1.0	—	1.0	—%	1.0	—	1.0	—%
Funds from Operations ("FFO") - NAREIT defined	$116.2	$39.5	$76.7	n/m	$397.4	$337.0	$60.4	18%
Loss on early extinguishment of debt	—	—	—	—%	—	3.1	(3.1)	(100)%
(Gain) loss on marketable equity investment	(12.4)	36.6	(49.0)	(134)%	(105.1)	(106.6)	1.5	(1)%
Foreign currency and derivative gains, net	(5.5)	—	(5.5)	—%	(5.5)	—	(5.5)	—%
New accounting standards and regulatory compliance and the related system implementation costs	0.2	0.8	(0.6)	(75)%	0.8	2.3	(1.5)	(65)%
Amortization of tradenames(1)	0.6	0.4	0.2	50%	0.9	1.1	(0.2)	(18)%
Transaction, acquisition, integration and other related expenses(1)	4.4	1.1	3.3	n/m	6.2	3.4	2.8	82%
Severance and management transition costs	—	—	—	—%	—	0.7	(0.7)	(100)%
Legal claim costs	0.4	0.1	0.3	n/m	0.6	0.4	0.2	50%
Normalized Funds from Operations ("Normalized FFO")	$103.9	$78.5	$25.4	32%	$295.3	$241.4	$53.9	22%
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

We calculate NOI as net income (loss), adjusted for sales and marketing expenses, general and administrative expenses, depreciation and amortization expenses, transaction, acquisition, integration and other related expenses, interest expense, net, (gain) loss on marketable equity investment, loss on early extinguishment of debt, impairment loss on real estate, foreign currency and derivative gains, net, other expense, income tax (benefit) expense and other items as appropriate. Amortization of deferred leasing costs is presented in depreciation and amortization expenses, which is excluded from NOI. Sales and marketing expenses are not property-specific, rather these expenses support our entire portfolio. As a result, we have excluded these sales and marketing expenses from our NOI calculation, consistent with the treatment of general and administrative expenses, which also support our entire portfolio. Because the calculation of NOI excludes various expenses, the utility of NOI as a measure of our performance is limited. Other REITs may not calculate NOI in the same manner. Accordingly, our NOI may not be comparable to others. Therefore, NOI should be considered only as a supplement to net income (loss) presented in accordance with GAAP as a measure of our performance. NOI should not be used as a measure of our liquidity or as indicative of funds available to fund our cash needs, including our ability to make distributions. NOI also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

The following table reflects the reconciliation of Net Income (Loss) to NOI for the three and nine months ended September 30, 2019 and September 30, 2018 (amounts in millions):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
Net Income (Loss)	$12.6	$(42.4)	$55.0	n/m	$93.5	$107.0	$(13.5)	(13)%
Sales and marketing expenses	5.1	4.3	0.8	19%	15.7	14.0	1.7	12%
General and administrative expenses	19.8	19.3	0.5	3%	61.6	57.2	4.4	8%
Depreciation and amortization expenses	105.4	84.0	21.4	25%	309.6	236.2	73.4	31%
Transaction, acquisition, integration and other related expenses	4.4	1.1	3.3	n/m	6.2	3.4	2.8	82%
Interest expense, net	19.6	25.8	(6.2)	(24)%	64.4	69.4	(5.0)	(7)%
(Gain) loss on marketable equity investment	(12.4)	36.6	(49.0)	n/m	(105.1)	(106.6)	1.5	(1)%
Loss on early extinguishment of debt	—	—	—	n/m	—	3.1	(3.1)	n/m
Impairment loss on real estate	0.7	—	0.7	n/m	0.7	—	0.7	n/m
Foreign currency and derivative gains, net	(5.5)	—	(5.5)	n/m	(5.5)	—	(5.5)	n/m
Other expense	0.2	—	0.2	n/m	0.3	—	0.3	n/m
Income tax (benefit) expense	(2.0)	0.2	(2.2)	n/m	(3.6)	2.0	(5.6)	n/m
Net Operating Income	$147.9	$128.9	$19.0	15%	$437.8	$385.7	$52.1	14%

Financial Condition, Liquidity and Capital Resources
Short-term Liquidity

Our short-term liquidity requirements primarily consist of operating, sales and marketing, and general and administrative expenses, dividend payments and recurring capital expenditures for our data center properties. We generally expect to meet these requirements from our cash flow from operations, cash balances and availability under our $1.7 Billion Revolving Credit Facility. For the nine months ended September 30, 2019, our cash provided by operating activities was $277.0 million. This was more than our dividend payment for the nine months of 2019 of $153.5 million. We expect our cash provided by operating activities to trend in excess of our dividend payments for the year.

Available capacity under the $3.0 Billion Credit Facility as of September 30, 2019 was $1.2 billion related to the $1.7 Billion Revolving Credit Facility. Total liquidity as of September 30, 2019 was approximately $1.3 billion, which included the $1.2 billion available revolver capacity and cash and cash equivalents of $51.7 million. At September 30, 2019, we had borrowings of $491.0 million under the $1.7 Billion Revolving Credit Facility. At September 30, 2018, we had borrowings of $370.0 million under the $1.7 Billion Revolving Credit Facility.

During the fourth quarter of 2018, the Board authorized us to enter into the "New 2018 ATM Stock Offering Program". The New 2018 ATM Stock Offering Program replaced the 2018 ATM Stock Offering Program. For the nine months ended September 30, 2019, we sold approximately 4.9 million shares of our common stock under the New 2018 ATM Stock Offering Program, generating net proceeds of approximately $252.2 million after giving effect to sales agent commissions of $2.5 million. As of September 30, 2019, there was $495.3 million under the New 2018 ATM Stock Offering Program available for future offerings.
Long-term Liquidity

Our long-term liquidity requirements primarily consist of our capital expenditures for the development and acquisition of our data centers. For the nine months ended September 30, 2019, our cash capital expenditures were $727.3 million. Our capital expenditures are primarily discretionary, excluding leases under contract, and have been utilized to expand our existing data center properties, acquire or construct new facilities. We intend to continue to develop and expand properties and are prepared to commit additional resources to support this growth. We expect our total estimated capital expenditures for 2019 to be between $900.0 million and $950.0 million. We expect to meet our long-term liquidity requirements, including potential acquisitions, from cash and cash equivalents, cash flows from our operations, issuances of debt and equity securities, and borrowings under our $1.7 Billion Revolving Credit Facility.

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

As of September 30, 2019, all of our outstanding debt matures from March 2022 to March 2027, with a weighted average of 4.7 years to maturity. We expect to refinance these debts at or before their maturities, or retire the debt from the sources described in this section. Our interest rate mix was 58% fixed and 42% floating.

Cash Flows
Comparison of Nine Months Ended September 30, 2019 and September 30, 2018

Cash provided by operating activities for the nine months ended September 30, 2019 was $277.0 million compared to $202.9 million for the nine months ended September 30, 2018. The increase of $74.1 million was due to the following:

•	Increases in net cash provided by operating activities of $97.8 million primarily due to the following:

◦	$52.1 million increase due to a $127.3 million increase in revenue offset in part by a $75.2 million increase in property operating expenses;

◦	$35.2 million increase in accounts payable and accrued expenses;

◦	$9.6 million decrease in prepaid expenses; and

◦	$0.9 million increase in all other payments over the corresponding prior year period, partially offset by

•	Decreases in net cash provided by operating activities of $23.7 million primarily due to the following:

◦	$10.5 million of increased interest payments;

◦	$9.3 million decrease in deferred revenue and prepaid rents; and

◦	$3.9 million increased property tax payment.

Cash used in investing activities for the nine months ended September 30, 2019 was $526.9 million compared to $1.1 billion for the nine months ended September 30, 2018. Substantially all of our investing activity for both periods related to our development and acquisition activities. Our capital expenditures for 2019 of $727.3 million primarily related to the acquisition of land for future development and continued development in key markets, primarily in Amsterdam, Austin, Dallas, Frankfurt, London, Northern Virginia, Phoenix and Raleigh-Durham. Included in capital expenditures are land purchases of $51.8 million in Santa Clara, San Antonio and Dublin for future development. We also made a capital contribution of approximately $0.3 million to our ODATA Colombia investment. These investment outflows were partially offset by proceeds of $199.8 million from the sale of 5.7 million ADSs from our GDS investment and proceeds from the sale of real estate assets of $0.9 million. Our capital expenditures for 2018 included the acquisition of Zenium for $461.8 million. In addition, 2018 capital expenditures included $631.2 million related primarily to the continued development in key markets, primarily Chicago, Northern Virginia, Dallas and Somerset.

Cash provided by financing activities for the nine months ended September 30, 2019 was $239.8 million compared to $799.1 million for the nine months ended September 30, 2018. The decrease of $559.3 million was due to the following:

•
$1,295.1 million decrease in proceeds from the unsecured term loan. In the prior year period, $1,000.0 million was borrowed from the new $3.0 billion unsecured credit facility to fully retire the previous credit facility. There were no term loan proceeds during the current period;

•
$298.6 million decrease in proceeds from the issuance of common stock primarily due to the New 2018 ATM Stock Offering Program. The Company sold 4.9 million shares in the current year period and 9.7 million share is the prior year period;

•	$21.2 million increase in dividend payments due to the increase in the number of common shares outstanding and dividend rate; and

•	$3.9 million increase in tax payments on the exercise of equity awards, partially offset by,

•
$702.7 million decrease in payments of unsecured term loan. In the current period, $200.0 million in proceeds from the sale of our equity investment in GDS was used to pay off a portion of our unsecured term loan. In the prior year period, the $900.0 million balance of the previous credit facility was fully retired with proceeds from the new $3.0 billion unsecured credit facility;

•	$186.8 million decrease in the payments on the revolving credit facility;

•	$164.3 million increase in proceeds from the revolving credit facility in the current period; and

•	$5.7 million decrease in payments on finance lease obligations.

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
Also as a part of our normal course of business we procure certain data center equipment (generally generators and power distribution units) and electricity power under purchase commitments, where we would be required to purchase certain minimum volumes. In general, we expect to manage these contracts such that the committed volume levels are below our current requirements and at prices that are below current spot market prices. However, if our requirements were to decrease or the spot market prices were to decrease, we could be obligated to complete the remaining minimum purchase commitments, holding the excess equipment for future development or disposing at then current prices. As of September 30, 2019, our aggregate commitments under these contracts is approximately $78.0 million.

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
As of September 30, 2019, we had approximately $1.2 billion of contractually outstanding consolidated debt at a weighted average fixed interest rate of approximately 5.16% and $1.6 billion of amounts outstanding under credit facilities with a weighted average variable interest rate of monthly LIBOR plus 1.35%. Monthly LIBOR as of September 30, 2019 was 2.05%.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments are traded or are otherwise terminated prior to maturity. However, interest rate changes will affect the fair value of our fixed rate instruments.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. We are exposed to interest rate changes primarily as a result of our variable rate debt we incur on our senior unsecured credit agreement and our consolidated cash investments. As of September 30, 2019, our floating rate debt outstanding was $1.6 billion. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures as of September 30, 2019 (amounts in millions, where positive amounts reflect an increase in net income and bracketed amounts reflect a decrease in net income):

	2.0%	1.5%	1.0%	0.5%
Variable rate credit facilities expense	$(31.8)	$(23.9)	$(15.9)	$(8.0)

Floating rate interest income was $1.1 million for the nine months ended September 30, 2019.

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

Interest Rate Swaps

On September 3, 2019, the Company entered into a floating-fixed interest rate swap agreement to convert $300.0 million outstanding of term loan to 1.19% fixed rate debt. The hedge is designed to reduce the Company's exposure to fluctuations in interest rates.

Foreign Currency Risk

As a result of our expansion outside of the United States, including the Zenium acquisition, we have foreign operations in Germany, the Netherlands, United Kingdom, Singapore and The Republic of Ireland that expose us to risk from the effects of exchange rate movements of respective foreign currencies, which may affect future costs and cash flows. Foreign currency risk is the possibility that our results of operations or financial position could be affected by changes in exchange rates. Our exposure to foreign currency primarily relates to our foreign currency denominated Total investment in real estate, net, which was $843.7 million and $644.6 million as of September 30, 2019 and December 31, 2018, respectively. For the nine months ended September 30, 2019, our foreign currency translation adjustment included within stockholders’ equity was $23.3 million.

As a result of our expansion into foreign countries primarily in Europe, our exposure to foreign currency is expected to increase, primarily related to British pound sterling and Euro. We could mitigate future investment and operational foreign currency exposure by borrowing under our $3.0 Billion Credit Facility in the particular foreign currency, subject to availability and applicable borrowing conditions. As of September 30, 2019, we have outstanding borrowings under our $1.7 Billion Revolving Credit Facility of $16.0 million which is denominated in British pound sterling. See Note 9. "Debt" for further information.

On September 6, 2019, the Company entered into a cross-currency swap to synthetically convert $180.0 million outstanding on the revolving credit facility to the EUR equivalent of €163.0 million. On August 15, 2019, the Company entered into a cross-currency swap to synthetically convert $500.0 million outstanding in term loans to the EUR equivalent of €451.0 million. On March 18, 2019, the Company entered into a cross-currency swap to synthetically convert $270.0 million outstanding on the revolving credit facility to the Euro equivalent of €238.1 million. The exchange of interest payments with counter parties associated with cross-currency swaps are recognized directly in earnings.

Commodity Price Risk
Certain of our operating costs are subject to price fluctuations caused by the volatility of the underlying commodity prices, including electricity used in our data center operations, and building materials, such as steel and copper, used in the construction of our data centers. In addition, the lead time to purchase certain equipment for our data centers is substantial which could result in increased costs for these construction projects. In addition, we have entered into several contracts to purchase electricity. As of September 30, 2019, these contracts represent less than our forecasted usage.
Refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for a description of the Company's market risks. There were no material changes for the period ended September 30, 2019.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2019. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2019, the Company's disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the three months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the nine months ended September 30, 2019, the Company had no unregistered sales of equity securities or purchases of its common stock.

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

4.1(c)+
Second Supplemental Indenture, dated as of October 30, 2019, by and among CyrusOne LP and CyrusOne Finance Corp., as issuers, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee, relating to the 5.000% Senior Notes due 2024.

4.2(c)+
Second Supplemental Indenture, dated as of October 30, 2019, by and among CyrusOne LP and CyrusOne Finance Corp., as issuers, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee, relating to the 5.375% Senior Notes due 2027.

31.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)*	Inline XBRL Taxonomy Extension Schema Document.

(101.CAL)*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)*	Inline XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

(104)*
Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

+	Filed herewith.
*	Submitted electronically with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 31st day of October, 2019.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President and Chief Executive Officer

By:	/s/ Diane M. Morefield
Diane M. Morefield
Executive Vice President and Chief Financial Officer

By:	/s/ Mark E. Skomal
Mark E. Skomal
Senior Vice President and Chief Accounting Officer