Form 10-K
period 2019-12-31
CyrusOne Inc.
filed 2020-02-20
CIK 1553023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period  ___________ to ____________

Commission File Number: 001-35789

CyrusOne Inc.
(Exact name of registrant as specified in its charter)

Maryland	46-0691837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2850 N. Harwood Street, Suite 2200, Dallas, TX 75201
(Address of Principal Executive Offices) (Zip Code)
(972) 350-0060
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	CONE	NASDAQ
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
Yes ☐   No ☒
The aggregate market value of the Common Stock owned by non-affiliates on June 30, 2019, was $6.5 billion, computed by reference to the closing sale price of the Common Stock on the NASDAQ Global Select Market on such date.
There were 114,848,445 shares of Common Stock outstanding as of February 14, 2020.

Portions of the definitive proxy statement relating to the Company’s 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

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

As of December 31, 2019, the total number of outstanding shares of our common stock was approximately 114.8 million.

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
The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•loss of key customers;
•economic downturn, natural disaster or oversupply of data centers in the geographic areas that we serve;

•	risks related to the development of our properties including, without limitation, obtaining applicable permits, power and connectivity, and our ability to successfully lease those properties;

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
•significant competition in our industry;
•loss of key personnel;
•risks associated with real estate assets and the industry;

•	failure to maintain our status as a REIT or to comply with the highly technical and complex REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code");
•REIT distribution requirements could adversely affect our ability to execute our business plan;
•insufficient cash available for distribution to stockholders;
•future offerings of debt may adversely affect the market price of our common stock;

•	increases in market interest rates will increase our borrowing costs and may drive potential investors to seek higher dividend yields and reduce demand for our common stock;
•market price and volume of stock could be volatile;

•risks related to regulatory changes impacting our customers and demand for colocation space in particular geographies;

•	international activities, including those now conducted as a result of the Zenium acquisition and land acquisitions, are subject to special risks different from those faced by us in the United States;

•	the significant uncertainty that remains about the future relationship between the United Kingdom and the European Union as a result of the United Kingdom’s withdrawal from the European Union;

•	expanded and widened price increases in certain selective materials for data center development capital expenditures due to international trade negotiations;
•failure to comply with anti-corruption laws and regulations;
•legislative or other actions relating to taxes; and
•other factors affecting the real estate and technology industries generally.
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

PART I
ITEM 1.    BUSINESS
The Company
We are a fully integrated, self-managed data center real estate investment trust ("REIT") that owns, operates and develops enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Founded in 2001, CyrusOne Inc. successfully completed an initial public offering and began trading on the NASDAQ Exchange on January 18, 2013. Our data centers are generally purpose-built facilities with redundant power and cooling. They are not network specific and enable customer connectivity to a range of telecommunication carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology ("IT") infrastructure for approximately 1,000 customers in 49 data centers, including two recovery centers, in the United States, United Kingdom, Germany and Singapore.

The following diagram depicts our ownership structure as of December 31, 2019:

Public Stockholders
100% Common Stock
CyrusOne Inc. (the REIT)
100% Beneficial Ownership Interest
CyrusOne GP (sole general partner)
100% Limited Partnership Interest
100% General Partnership Interest
CyrusOne LP (our operating partnership)
100%
100%
U.S. Taxable REIT Subsidiaries
100%
Non-U.S. Taxable REIT Subsidiaries
Operating and Development Properties (U.S. and Non U.S. Subsidiaries)

Our Business
We provide mission-critical data center real estate assets that protect and ensure the continued operation of IT infrastructure for our customers. We provide twenty-four hours-a-day, seven-days-a-week security guard monitoring with customizable security features. Our goal is to be the preferred global data center provider to the Fortune 1000, including the largest enterprises and providers of cloud services. As of December 31, 2019, our customers included 204 of the Fortune 1000, or other companies of equivalent size, representing approximately 77% of our annualized rent as of December 31, 2019.

Data centers are highly specialized and secure real estate assets that serve as centralized deployments of server, storage and network equipment. They are designed to provide the space, power, cooling and network connectivity necessary to efficiently operate mission-critical IT equipment. Telecommunications carriers typically provide network access into a data center through optical fiber. The demand for data center infrastructure is being driven by many factors, but most importantly by significant growth in data and increased demand for data processing and storage infrastructure. The market for data center facilities includes established “traditional” enterprises that are web-enabling their applications and business processes, as well as cloud-centric companies with sophisticated technology requirements.

We cultivate long-term strategic relationships with our customers and provide them with solutions for their data center facilities and IT infrastructure requirements. The Company provides high-quality colocation with robust connectivity and the flexibility for customers to scale for future growth. Our offerings provide flexibility, reliability and security delivered through a tailored, customer service focused platform that is designed to foster long-term relationships. We focus on technology and large cloud computing customers that are expanding their data needs rapidly in the public and private cloud environments to provide them with solutions that address their current and future needs. Our facilities and construction design allow us to offer flexibility in density and power resiliency, and the opportunity for expansion as our customers' needs grow. The Company's network of 49 owned or leased data centers and investments with other colocation providers, enable us to provide our customers with solutions in America, Europe and Asia. The platform enables high-performance, low-cost data transfer and accessibility for customers.

As a full-service provider of data center solutions, our primary revenue sources consist of colocation rent and power reimbursements from the lease of our data centers and services or products we provide to our customers including managed services, equipment sales, installation and other services. Colocation leases may include all or portions of a data center, where customers may also lease office space to support their colocation operations. Revenue is primarily based on power usage as well as square footage. Managed services are provided in certain contracts pursuant to contracts ranging from one to five years and include monitoring computer equipment, managing backups and storage, utilization reporting and other related ancillary information technology services using our equipment. Equipment sales, where title transfers to the customer, typically consist of servers, switches, networking equipment, cable infrastructure, cabinets and other miscellaneous technology communication equipment typically installed in our colocation facilities. Other services are generally one-time services and include installation of customer equipment, including products we sell to our tenants, performing customer system reboots, server cabinet and cage management, power monitoring, shipping and receiving, resolving technical issues, and other hands-on service requested by the customer.

Our Competitive Strengths

Our ability to attract and retain the world’s largest customers is attributed to the following competitive strengths, which distinguish us from other data center operators and enable us to continue to grow our operations.
High Quality Customer Base. The high quality of our assets, combined with our reputation for serving the needs of large enterprises and cloud companies, has enabled us to focus on the Fortune 1000, or other companies of equivalent size, to build a quality customer base. We currently have over 1,000 customers from a broad spectrum of industries. Our revenue is generated by an enterprise customer base, as evidenced by the fact that as of December 31, 2019, 77% of our annualized rent comes from the Fortune 1000 or other companies of equivalent size. We serve a diversity of industries, including information technology, financial services, energy, oil and gas, mining, medical, research and consulting services, and consumer goods and services.
For the year ended December 31, 2019, Microsoft Corporation represented 21% of our revenue.
Strategically Located Portfolio. Our portfolio is located in several domestic and international markets possessing attractive characteristics for enterprise-focused data center operations. We have domestic properties in seven of the largest metropolitan areas in the U.S. (Northern Virginia, New York, Chicago, Houston, Phoenix, San Antonio and Dallas) and five of the largest metropolitan areas for Fortune 500 headquarters (New York, Houston, Dallas, Chicago and Cincinnati). We also have six properties in international markets including three in London, two in Frankfurt and one in Singapore. We have data centers under construction in Santa Clara, California, as well as Dublin, the Republic of Ireland and Amsterdam, The Netherlands. We believe cities with large populations or a large number of corporate headquarters are likely to produce incremental demand for IT infrastructure. In addition, being located close to our current and potential customers provides chief information officers ("CIOs") with additional confidence when outsourcing their data center infrastructure to us.
Modern, High Quality, Flexible Facilities. Our portfolio includes highly efficient, reliable facilities with flexibility to customize customer solutions and accessibility to hundreds of connectivity providers. To optimize the delivery of power, our properties include modern engineering technologies designed to minimize unnecessary power usage and, in our newest facilities, we are able to provide power utilization efficiency ratios that we believe to be among the best in the multi-tenant data center industry. Fortune 1000 CIOs are frequently dividing their application stacks into various groups as some applications require 100% availability, while others may require significant power to support complex computing, or robust connectivity. Our facility design enables us to deliver different power densities and resiliencies to the same customer footprint, allowing customers to tailor solutions to meet their application needs. In addition, the National IX Platform, discussed below, provides access to hundreds of telecommunication and Internet carriers.
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
Significant Leasing Capability. Our focus on the customer, our ability to scale with their needs, and our operational excellence provide us with embedded future growth from our customer base. During 2019, we signed new leases representing $104.9 million in annualized revenue, with previously existing customers accounting for approximately 75% of this amount. Since December 31, 2018, we have increased our CSF by approximately 346,000 square feet or 9%, while maintaining a high percentage of CSF utilized of 85% and 88% as of December 31, 2019 and 2018, respectively.
Significant, Attractive Expansion Opportunities. As of December 31, 2019, we had 1.9 million net rentable square feet (NRSF) of powered shell available for future development and approximately 499 acres of land that are available for future data center facility development, consisting of 476 acres in US markets and 23 in Europe. The powered shell available for future development in locations that are part of our domestic portfolio consist of approximately 572,000 NRSF in the Northeast (Raleigh-Durham, Northern Virginia and New York Metro), 909,000 NRSF in the Southwest (Texas and Phoenix) and 439,000 NRSF in the Midwest (Chicago and Cincinnati). Our current development properties and available acreage were selected based on extensive site selection criteria and the collective industry knowledge and experience of our management team, with a focus on markets with a strong presence of and high demand by Fortune 1000 companies and providers of cloud services. As a result, we believe that our development portfolio contains properties that are located in markets with attractive supply and demand conditions and that possess suitable physical characteristics to support data center infrastructure.
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

Balance Sheet Positioned to Fund Continued Growth. As of December 31, 2019, we had $1,153.2 million in available liquidity, including $1,076.8 million in borrowing capacity under our $3.0 billion unsecured credit facility. The credit facility consists of a $1.7 billion revolving credit facility ("$1.7 Billion Revolving Credit Facility"), which includes a $750.0 million multicurrency borrowing sublimit, a 5-year term loan with commitments totaling $1.0 billion ("2023 Term Loan") and a $300.0 million 7-year term loan ("2025 Term Loan") (collectively, the "$3.0 Billion Credit Facility"). The $3.0 Billion Credit Facility also includes an accordion feature providing for an aggregate increase in the revolving and term loan components to $3.8 billion, subject to certain conditions. We believe that we are appropriately capitalized with sufficient financial flexibility and capacity to fund our anticipated growth.

Experienced Sales Force with Robust Partner Channel. We have an experienced sales force with a particular expertise in selling to large enterprises and providers of cloud services, which can require extensive consultation and drive long sales cycles as these enterprises make the initial outsourcing decision. As of December 31, 2019, we had 49 sales-related employees. We believe the depth, knowledge, and experience of our sales team differentiates us from other data center companies, and we are not as dependent on brokers to identify and acquire customers as some other companies in the industry. To complement our direct sales efforts, we have developed a robust network of partners, including value added resellers, systems integrators and hosting providers.
Business and Growth Strategies
Our objective is to grow our revenue and earnings, and maximize stockholder returns and cash flow, by continuing to expand our data center infrastructure outsourcing business.
Increasing Revenue from Existing Customers and Properties. We have historically generated a significant portion of our revenue growth from our existing customers. We will continue to target our existing customers because we believe that many have significant data center infrastructure needs that have not yet been outsourced, and many will require additional data center space and power to support their growth and their increasing reliance on technology infrastructure in their operations. To address new demand, as of December 31, 2019, we have approximately 1.7 million NRSF currently available for lease. We also have approximately 1.7 million NRSF under development, as well as 1.9 million NRSF of additional powered shell space under roof available for future development and approximately 499 acres of land that are available for future data center facility development.
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
We acquire customers through a variety of channels. We have historically managed our sales process through a direct-to-the-customer model but also utilize third-party leasing agents and indirect leasing channels to expand our universe of potential new customers. Over the past few years, we have developed a robust network of partners in our indirect leasing channels, including value added resellers, systems integrators and hosting providers. These channels, in combination with our marketing strategies, have enabled us to build both a strong brand and outreach program to new customers. Throughout the life cycle of a customer’s lease with us, we maintain a disciplined approach to monitoring their experience, with the goal of providing the highest level of customer service. This personal attention fosters a strong relationship and trust with our customers, which lead to future growth and leasing renewals.
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
Growing Interconnection Business. Our National IX Platform delivers interconnection across states and between metro-enabled sites within the CyrusOne facility footprint and beyond. The platform enables high-performance, low-cost data transfer and accessibility for our customers seeking to connect between CyrusOne facilities, from CyrusOne to their own private data center facility, or with one another via private peering, cross connects and/or public switching environments. Interconnection within a facility or on the National IX Platform allows our customers to share information and conduct commerce in a highly efficient manner not requiring a third-party intermediary, and at a fraction of the cost normally required to establish such a connection between two enterprises. The demand for interconnection creates additional rental and revenue growth opportunities for us, and we believe that customer interconnections increase our likelihood of customer retention by providing an environment not easily replicated by competitors. We act as a trusted neutral party that enterprises, carriers and content companies utilize to connect to each other.

Our Portfolio
We own and operate 49 data centers, including two recovery centers, totaling 7.1 million NRSF; 85% of the CSF is leased and includes 797 megawatts ("MW") of power capacity. This includes 13 buildings where the Company leases such facilities. We are lessee of approximately 13% of our total operating NRSF as of December 31, 2019. Also included in our total NRSF, CSF and MW are pre-stabilized assets (which include data halls that have been in service for less than 24 months and are less than 85% leased) that have approximately 315,125 NRSF, 28% of the CSF is leased with capacity of 30 MW of power.
In addition, we have properties under development comprising approximately 1.7 million NRSF and 92 MW of power capacity. The estimated total costs to develop these properties is between $544.0 million and $634.0 million. The final cost to develop could change depending on the capital improvements required based on the lease contracts executed on such properties. We also have 499 acres of land available for future data center development. The following tables provide an overview of our operating and development properties as of December 31, 2019.

CyrusOne Inc.
Data Center Portfolio
As of December 31, 2019
(unaudited)

			Operating Net Rentable Square Feet (NRSF)(a)							Powered Shell Available for Future Development (NRSF)(k) (000)	Available Critical Load Capacity (MW)(l)
Stabilized Properties(b)	Metro Area	Annualized Rent(c) ($000)	Colocation Space (CSF)(d) (000)	CSF Occupied(e)	CSF Leased(f)	Office & Other(g) (000)	Office & Other Occupied(h)	Supporting Infrastructure(i) (000)	Total(j) (000)
Dallas - Carrollton	Dallas	$84,063	379	81%	81%	82	46%	133	595	—	56
Northern Virginia - Sterling V	Northern Virginia	60,046	383	86%	93%	11	100%	145	539	64	66
Northern Virginia - Sterling VI	Northern Virginia	47,424	272	88%	91%	35	—%	—	307	—	57
Northern Virginia - Sterling II	Northern Virginia	35,498	159	100%	100%	9	100%	55	223	—	30
San Antonio III	San Antonio	32,733	132	100%	100%	9	100%	43	184	—	24
Somerset I	New York Metro	31,991	108	81%	81%	27	99%	89	224	186	16
Chicago - Aurora I	Chicago	31,445	113	98%	98%	34	100%	223	371	27	71
Cincinnati - 7th Street***	Cincinnati	31,285	197	65%	65%	6	61%	175	378	46	16
Houston - Houston West I	Houston	28,687	112	75%	75%	11	100%	37	161	3	28
Totowa - Madison**	New York Metro	26,656	51	87%	87%	22	89%	59	133	—	6
Dallas - Lewisville*	Dallas	26,527	114	81%	81%	11	63%	54	180	—	21
Cincinnati - North Cincinnati	Cincinnati	24,910	65	99%	99%	45	79%	53	163	65	14
Phoenix - Chandler VI	Phoenix	24,778	148	100%	100%	6	100%	32	187	279	24
Frankfurt I	Frankfurt	22,280	53	97%	97%	8	91%	57	118	—	18
Houston - Houston West II	Houston	21,190	80	75%	75%	4	88%	55	139	11	12
Austin III	Austin	20,811	62	69%	69%	15	98%	21	98	67	9
San Antonio I	San Antonio	20,258	44	99%	99%	6	83%	46	96	11	12
Phoenix - Chandler II	Phoenix	20,145	74	100%	100%	6	53%	26	105	—	12
Wappingers Falls I**	New York Metro	19,962	37	65%	65%	20	87%	15	72	—	3
Phoenix - Chandler I	Phoenix	19,927	74	100%	100%	35	12%	39	147	31	16
Northern Virginia - Sterling III	Northern Virginia	19,444	79	100%	100%	7	100%	34	120	—	15
Phoenix - Chandler III	Phoenix	19,194	68	100%	100%	2	—%	30	101	—	14
Northern Virginia - Sterling I	Northern Virginia	17,956	78	100%	100%	6	69%	49	132	—	12
Raleigh-Durham I	Raleigh-Durham	17,945	83	88%	95%	13	93%	82	178	235	15
Northern Virginia - Sterling IV	Northern Virginia	15,742	81	100%	100%	7	100%	34	122	—	15
Frankfurt II	Frankfurt	15,616	90	100%	100%	9	100%	72	171	10	35
San Antonio II	San Antonio	14,631	64	100%	100%	11	100%	41	117	—	12
Austin II	Austin	14,621	44	89%	92%	2	100%	22	68	—	5
Phoenix - Chandler V	Phoenix	14,025	72	100%	100%	1	95%	16	89	94	12
Houston - Galleria	Houston	13,994	63	48%	48%	23	40%	25	112	—	14
Florence	Cincinnati	13,661	53	99%	99%	47	87%	40	140	—	9
London I*	London	12,083	30	100%	100%	12	56%	58	100	9	12
Phoenix - Chandler IV	Phoenix	11,570	73	100%	100%	3	100%	27	103	—	12
Cincinnati - Hamilton*	Cincinnati	11,104	47	73%	73%	1	100%	35	83	—	10
San Antonio IV	San Antonio	10,823	60	100%	100%	12	100%	27	99	—	12
London II*	London	9,989	64	100%	100%	10	100%	93	166	4	21
Houston - Houston West III	Houston	6,947	53	41%	42%	10	100%	32	95	209	6
London - Great Bridgewater**	London	6,808	10	96%	96%	—	—%	1	11	—	1
Stamford - Riverbend**	New York Metro	6,053	20	23%	23%	—	—%	8	28	—	2
Cincinnati - Mason	Cincinnati	5,212	34	100%	100%	26	98%	17	78	—	4
Chicago - Aurora II (DH #1)	Chicago	4,760	77	47%	49%	45	—%	14	136	272	16
Norwalk I**	New York Metro	4,692	13	100%	100%	4	65%	41	58	87	2
Chicago - Lombard	Chicago	2,414	14	64%	64%	4	45%	12	30	29	3
Stamford - Omega**	New York Metro	1,234	—	—%	—%	19	79%	4	22	—	—

CyrusOne Inc.
Data Center Portfolio
As of December 31, 2019
(Unaudited)
			Operating Net Rentable Square Feet (NRSF)(a)							Powered Shell Available for Future Development (NRSF)(k) (000)	Available Critical Load Capacity (MW)(l)
	Metro Area	Annualized Rent(c) ($000)	Colocation Space (CSF)(d) (000)	CSF Occupied(e)	CSF Leased(f)	Office & Other(g) (000)	Office & Other Occupied(h)	Supporting Infrastructure(i) (000)	Total(j) (000)
Totowa - Commerce**	New York Metro	$666	—	—%	—%	20	44%	6	26	—	—
Cincinnati - Blue Ash*	Cincinnati	633	6	36%	36%	7	100%	2	15	—	1
Singapore - Inter Business Park**	Singapore	368	3	20%	20%	—	—%	—	3	—	1
Stabilized Properties - Total		$902,801	3,937	87%	88%	705	66%	$2,178	6,820	1,739	767
Pre-Stabilized Properties(b)
Northern Virginia - Sterling VIII	Northern Virginia	8,805	61	37%	37%	4	—%	25	90	—	6
Dallas - Carrollton (DH #7)	Dallas	4,100	48	38%	57%	—	—%	—	48	—	6
Dallas - Allen (DH #1)	Dallas	1,056	79	9%	9%	—	—%	58	137	204	6
London II* -(DH #3)	London	—	17	—%	—%	—	—%	$—	17	—	7
London I* -(DH #1)	London	—	8	—%	—%	—	—%	—	8	—	3
Somerset I (DH #14)	New York Metro	—	16	—%	40%	—	—%	—	16	—	2
All Properties - Total		$916,763	4,165	83%	85%	709	66%	2,261	7,135	1,942	797

*	Indicates properties in which we hold a leasehold interest in the building shell and land. All data center infrastructure has been constructed by us and is owned by us.

**	Indicates properties in which we hold a leasehold interest in the building shell, land, and all data center infrastructure.
*** The information provided for the Cincinnati - 7th Street property includes data for two facilities, one of which we lease and one of which we own.

(a)	Represents the total square feet of a building under lease or available for lease based on engineers' drawings and estimates but does not include space held for development or space used by CyrusOne.

(b)
Stabilized properties include data halls that have been in service for at least 24 months or are at least 85% leased. Pre-stabilized properties include data halls that have been in service for less than 24 months and are less than 85% leased.

(c)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2019 multiplied by 12. For the month of December 2019, customer reimbursements were $137.6 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From January 1, 2018 through December 31, 2019, customer reimbursements under leases with separately metered power constituted between 11.6% and 19.4% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2019 was $906.7 million. Our annualized effective rent was lower than our annualized rent as of December 31, 2019 because our negative straight-line and other adjustments and amortization of deferred revenue exceeded our positive straight-line adjustments due to factors such as the timing of contractual rent escalations and customer payments for services.

(d)	CSF represents the NRSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.

(e)
Percent occupied is determined based on CSF billed to customers under signed leases as of December 31, 2019 divided by total CSF. Leases signed but that have not commenced billing as of December 31, 2019 are not included.

(f)	Percent leased is calculated by dividing CSF under signed leases for colocation space (whether or not the lease has commenced billing) by total CSF.

(g)	Represents the NRSF at an operating facility that is currently leased or readily available for lease as space other than CSF, which is typically office and other space.

(h)
Percent occupied is determined based on Office & Other space being billed to customers under signed leases as of December 31, 2019 divided by total Office & Other space. Leases signed but not commenced as of December 31, 2019 are not included.

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

CyrusOne Inc.
NRSF Under Development
As of December 31, 2019
(Dollars in millions)
(unaudited)

			NRSF Under Development(a)						Under Development Costs(b)
Facilities	Metropolitan Area	Estimated Completion Date	Colocation Space (CSF) (000)	Office & Other (000)	Supporting Infrastructure (000)	Powered Shell(c) (000)	Total (000)	Critical Load MW Capacity(d)	Actual to Date(e)	Estimated Costs to Completion(f)	Total
Northern Virginia - Sterling IX	Northern Virginia	1Q'20	—	—	—	307	307	—	$46	$41-50	$87-96
Amsterdam I	Amsterdam	1Q'20	39	28	40	194	301	4.0	56	9-20	65-76
Northern Virginia - Sterling VIII	Northern Virginia	2Q'20	61	—	—	—	61	24.0	43	65-77	108-120
London III	London	2Q'20	20	2	45	20	87	6.0	19	22-27	41-46
Raleigh-Durham I	Raleigh-Durham	2Q'20	11	3	—	—	14	2.0	1	9-11	10-12
Frankfurt III	Frankfurt	3Q'20	101	9	109	39	258	35.0	28	155-175	183-203
Northern Virginia - Sterling VII	Northern Virginia	3Q'20	—	—	—	167	167	—	27	64-73	91-100
San Antonio V	San Antonio	3Q'20	67	7	21	105	199	9.0	21	65-74	86-95
Council Bluffs I	Council Bluffs, IA	3Q'20	42	14	18	42	115	6.0	1	59-65	60-66
Dublin I	Dublin	4Q'20	39	10	33	113	195	6.0	12	55-62	67-74
Total			380	73	265	985	1,704	92.0	$254	$544-634	$798-888

(a)
Represents NRSF at a facility for which activities have commenced or are expected to commence in the next 2 quarters to prepare the space for its intended use. Estimates and timing are subject to change. May not sum to total due to rounding.

(b)
London development costs are GBP-denominated and shown as USD-equivalent using exchange rate of 1.32. Frankfurt and Amsterdam development costs are EUR-denominated and shown as USD-equivalent using exchange rate of 1.12 as of December 31, 2019.

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

(e)	Actual to date is the cash investment as of December 31, 2019. There may be accruals above this amount for work completed, for which cash has not yet been paid.

(f)	Represents management’s estimate of the total costs required to complete the current NRSF under development. There may be an increase in costs if customers require greater power density.

Customer Diversification

Our portfolio is currently leased to approximately 1,000 customers, many of which are leading global companies. The following table sets forth information regarding the 20 largest customers, including their affiliates, in our portfolio based on annualized rent as of December 31, 2019:
CyrusOne Inc.
Customer Sector Diversification(a)
As of December 31, 2019
(unaudited)

	Principal Customer Industry	Number of Locations	Annualized Rent(b) (000)	Percentage of Portfolio Annualized Rent(c)	Weighted Average Remaining Lease Term in Months(d)
1	Information Technology	11	$188,006	20.5%	99.6
2	Information Technology	11	58,852	6.4%	30.9
3	Information Technology	5	54,674	6.0%	55.5
4	Information Technology	7	35,175	3.8%	51.4
5	Information Technology	7	33,659	3.7%	41.4
6	Information Technology	6	20,186	2.2%	34.2
7	Financial Services	1	19,486	2.1%	135.0
8	Healthcare	2	15,442	1.7%	96.0
9	Research and Consulting Services	3	15,435	1.7%	24.8
10	Information Technology	4	14,236	1.6%	44.6
11	Industrials	5	11,182	1.2%	8.2
12	Telecommunication Services	2	9,966	1.1%	21.4
13	Information Technology	3	9,954	1.1%	54.9
14	Financial Services	2	9,795	1.1%	47.0
15	Telecommunication Services	8	9,637	1.0%	13.5
16	Consumer Staples	3	9,230	1.0%	13.9
17	Information Technology	4	8,735	1.0%	98.7
18	Telecommunication Services	1	8,131	0.9%	94.3
19	Information Technology	1	7,726	0.8%	12.0
20	Financial Services	1	6,600	0.7%	5.0
			$546,108	59.5%	65.8

(a)	Customers and their affiliates are consolidated.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2019, multiplied by 12. For the month of December 2019, customer reimbursements were $137.6 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From January 1, 2018 through December 31, 2019, customer reimbursements under leases with separately metered power constituted between 11.6% and 19.4% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2019 was $906.7 million. Our annualized effective rent was greater than our annualized rent as of December 31, 2019 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(c)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of December 31, 2019, which was approximately $916.8 million.

(d)
Weighted average based on customer’s percentage of total annualized rent expiring and is as of December 31, 2019, assuming that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.

Lease Distribution

The following table sets forth information relating to the distribution of customer leases in the properties in our portfolio, based on NRSF under lease as of December 31, 2019:
CyrusOne Inc.
Lease Distribution
As of December 31, 2019
(unaudited)

NRSF Under Lease(a)	Number of Customers(b)	Percentage of All Customers	Total Leased NRSF(c) (000)	Percentage of Portfolio Leased NRSF	Annualized Rent(d) (000)	Percentage of Annualized Rent
0-999	639	67%	136	3%	$82,219	9%
1,000-2,499	120	13%	185	3%	45,014	5%
2,500-4,999	72	7%	253	5%	47,890	5%
5,000-9,999	48	5%	342	6%	55,093	6%
10,000+	78	8%	4,563	83%	686,547	75%
Total	957	100%	5,480	100%	$916,763	100%

(a)	Represents all leases in our portfolio, including colocation, office and other leases.

(b)
Represents the number of customers occupying data center, office and other space as of December 31, 2019. This may vary from total customer count as some customers may be under contract, but have yet to occupy space.

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

(d)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2019, multiplied by 12. For the month of December 2019, customer reimbursements were $137.6 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From January 1, 2018 through December 31, 2019, customer reimbursements under leases with separately metered power constituted between 11.6% and 19.4% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2019 was $906.7 million. Our annualized effective rent was greater than our annualized rent as of December 31, 2019 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

Lease Expiration

The following table sets forth a summary schedule of the customer lease expirations for leases in place as of December 31, 2019, plus available space, for each of the 10 full calendar years beginning January 1, 2020, at the properties in our portfolio.
CyrusOne Inc.
Lease Expirations
As of December 31, 2019
(unaudited)

Year(a)	Number of Leases Expiring(b)	Total Operating NRSF Expiring (000)	Percentage of Total NRSF	Annualized Rent(c) (000)	Percentage of Annualized Rent	Annualized Rent at Expiration(d) (000)	Percentage of Annualized Rent at Expiration
Available		1,655	23%
Month-to-Month	894	63	1%	$24,380	3%	$24,455	2%
2020	2,831	763	11%	136,872	15%	137,902	14%
2021	2,219	679	9%	142,498	16%	146,488	15%
2022	1,529	603	8%	105,752	11%	111,609	11%
2023	387	732	10%	113,445	12%	135,415	14%
2024	227	488	7%	89,120	10%	101,475	10%
2025	62	201	3%	30,374	3%	34,261	3%
2026	46	623	9%	94,092	10%	101,536	10%
2027	25	480	7%	81,591	9%	90,469	9%
2028	17	277	4%	31,446	3%	36,783	4%
2029	7	83	1%	6,154	1%	8,771	1%
2030 - Thereafter	18	487	7%	61,039	7%	70,840	7%
Total	8,262	7,135	100%	$916,763	100%	$1,000,004	100%

(a)
Leases that were auto-renewed prior to December 31, 2019 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised.

(b)	Number of leases represents each agreement with a customer. A lease agreement could include multiple spaces and a customer could have multiple leases.

(c)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2019, multiplied by 12. For the month of December 2019, customer reimbursements were $137.6 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From January 1, 2018 through December 31, 2019, customer reimbursements under leases with separately metered power constituted between 11.6% and 19.4% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2019 was $906.7 million. Our annualized effective rent was greater than our annualized rent as of December 31, 2019 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(d)	Represents the final monthly contractual rent under existing customer leases that had commenced as of December 31, 2019, multiplied by 12.

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
Employees
As of December 31, 2019, we employ approximately 452 persons, including 52 international employees. None of these employees are represented by a labor union.
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
We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. Our top 10 customers collectively accounted for approximately 50% of our total annualized rent as of December 31, 2019. We have one customer which accounted for approximately 21% of our revenue as of December 31, 2019. As a result of this customer concentration, our business, financial condition and results of operations, including the amount of cash available for distribution to our stockholders, could be adversely affected if we lose one or more of our larger customers, if one or more of such customers significantly reduce their business with us or if we choose not to enforce, or to enforce less vigorously, any rights that we may have now or in the future against these significant customers because of our desire to maintain our relationship with them.
A significant percentage of our customer base is also concentrated in two industry sectors: information technology and financial services. Enterprises in the information technology and financial services sectors comprised approximately 58% and 15% respectively, of our annualized rent as of December 31, 2019. A downturn in one of these industries could negatively impact the financial condition of one or more of our information technology or financial services customers, including several of our larger customers. In addition, instability in financial markets and economies generally may adversely affect our customers’ ability to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our customers’ financial condition and results of operations. As a result of these factors, customers could default on their obligations to us, delay the purchase of new services from us or decline to renew expiring leases, any of which could have an adverse effect on our business, financial condition and results of operations.
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
Our customers may not renew their leases upon expiration. This risk is increased by the significant percentage of our customer leases that expire every year. As of December 31, 2019, leases representing 15%, 16% and 11% of the annualized rent for our portfolio will expire during 2020, 2021 and 2022, respectively, and an additional 3% of the 2019 annualized rent for our portfolio was from month-to-month leases. While historically we have retained a significant number of our customers, including those leasing from us on a month-to-month basis, upon expiration our customers may elect not to renew their leases or renew their leases at lower rates, for less space, for fewer services or for shorter terms. If we are unable to successfully renew or continue our customer leases on the same or more favorable terms or subsequently re-lease available data center space when such leases expire, our business, financial condition and results of operations could be adversely affected.
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
Our properties are located in 13 distinct markets (10 in the U.S., London, U.K., Singapore and Frankfurt, Germany). Seven of our U.S. markets - Cincinnati, Dallas, Houston, New York Metro, Northern Virginia, Phoenix and San Antonio - accounted for approximately 83% of our annualized rent as of December 31, 2019. As such, we are potentially susceptible to local economic conditions and the supply of, and demand for, data center space in these markets. If there is a downturn in the economy, a natural disaster or an oversupply of, or decrease in demand for, data centers in these markets, our business could be adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.
Even if we have additional space available for lease at any one of our data centers, our ability to meet existing customer requirements or lease this space to existing or new customers could be constrained by our ability to provide sufficient electrical power and cooling capacity.
Customers are increasing their deployment of high-density IT equipment in our data centers, which has increased the demand for power and cooling capacity. As current and future customers increase their power footprint in our facilities over time, we may be required to upgrade our existing infrastructure or add additional infrastructure to meet customer requirements. Power and cooling systems are difficult and expensive to upgrade or install, and such changes may be required at a time or on a timeline during which we lack the financial or operational ability to make such changes. Further, our ability to add additional power could be limited by third party factors such as utility providers, as well as obtaining required permits or approvals. Our failure to timely upgrade or add additional infrastructure could result in a failure to meet the requirements of our existing customers, or limit our ability to increase occupancy rates or density within our existing facilities, whether for new or existing customers. Similarly, even when successful in implementing such changes, we may not be able to pass on any additional costs to our customers.
We do not own all of the land or buildings in which our data centers are located. Instead, we lease or sublease certain of our data center spaces and the ability to retain these leases or subleases could be a significant risk to our ongoing operations.
We do not own all of the land or 13 buildings that account for approximately 897,064 NRSF, or approximately 13% of our total operating NRSF. These leased land and buildings accounted for 14% of our total annualized rent as of December 31, 2019. In addition, future companies that we acquire, particularly outside of the U. S., may lease land or facilities instead of owning them. Our business could be harmed if we are unable to renew the leases for the land or these data centers on favorable terms or at all. Additionally, in several of our smaller facilities we sublease our space, and our rights under these subleases are dependent on our sublandlord retaining its rights under the prime lease. When the primary terms of our existing leases and subleases expire, we generally have the right to extend the terms of our leases and subleases for one or more renewal periods, subject to, in the case of several of our subleases, our sublandlord renewing its term under the prime lease. For four of these leases and subleases, the renewal rent will be determined based on the fair market value of rental rates for the property, and the then prevailing rental rates may be higher than the current rental rates under the applicable lease. The rent for the remaining leases and subleases will be based on a fixed percentage increase over the base rent during the year immediately prior to expiration. Several of our data centers are leased or subleased from other data center companies, which may increase our risk of non-renewal or renewal on less than favorable terms. If renewal rates are less favorable than those we currently have, we may be required to increase revenues within existing data centers to offset such increase in lease payments. Failure to increase revenues to sufficiently offset these projected higher costs would adversely impact our operating income. Upon the end of our renewal options, we would have to renegotiate our lease terms with the applicable landlords.
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
The properties in our portfolio are subject to risks, including from causes related to riots, war, terrorism or acts of God. For example, our properties located in Texas are generally subject to risks related to tropical storms, tornadoes, hurricanes, floods and other severe weather or natural events and our properties located in the Midwest are generally subject to risks related to earthquakes, tornadoes and other severe weather. Our property in Santa Clara, California is subject to risks related to earthquakes and severe weather or natural events. All our properties could have unknown title defects or encumbrances. While we carry commercial property insurance including business interruption, flood and earth movement covering all of the properties in our portfolio, and title insurance on a substantial number of our properties, the amount of insurance coverage may not be sufficient to fully cover losses we may incur.
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
Our business depends on providing customers with a highly reliable data center environment. We may fail to provide such service as a result of numerous factors, including:
•human error;
•failure to timely deploy adequate infrastructure to meet customer requirements, whether for new or existing customers;
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
Problems at one or more of our data centers, whether or not within our control, could result in service interruptions or equipment damage. Substantially all of our leases with our customers include terms requiring us to meet certain service level commitments primarily in terms of electrical output to, and maintenance of environmental conditions in, the data center raised floor space leased by such customers. Any failure to meet these commitments or any equipment damage in our data centers, including as a result of mechanical failure, power outage, human error on our part or other reasons, could subject us to liability under our lease terms, including service level credits against customer rent payments, or, in certain cases of repeated failures, the right by the customer to terminate the lease. For example, although our data center facilities are engineered to reliably power and cool our customers’ computing equipment, it is possible that an outage could adversely affect a facility’s power and cooling capabilities, and, in the past, certain of our facilities have experienced minor outages. Depending on the frequency and duration of these outages, the affected customers may have the right to terminate their lease, which could have a negative impact on our business, financial condition and results of operations. As discussed, we may also be required to expend significant financial resources to upgrade or add to existing infrastructure to meet customer requirements for power and cooling, and we may not be financially or operationally able to do so in a timely manner.
We have been and may continue to be vulnerable to security breaches or cyber-attacks which could disrupt our operations and have a material adverse effect on our financial performance and operating results.
Security breaches, cyber-attacks, or disruption, of our or our partners' or customers' physical or information technology infrastructure, networks and related management systems could result in, among other things, unauthorized access to our facilities, a breach of our and our customers’ networks and information technology infrastructure, the misappropriation of our or our customers’ or their customers’ proprietary or confidential information, interruptions or malfunctions in our or our customers’ operations, delays or interruptions to our ability to meet customer needs, breach of our legal, regulatory or contractual obligations, inability to access or rely upon critical business records or other disruptions in our operations. Numerous sources can cause these types of incidents, including: physical or electronic security breaches; viruses, ransomware or other malware; hardware vulnerabilities such as Meltdown and Spectre; accident or human error by our own personnel or third parties; criminal activity or malfeasance (including by our own personnel); fraud or impersonation scams perpetrated against us or our partners or customers; or security events impacting our third-party service providers or our partners or customers. Our exposure to cybersecurity threats and negative consequences of cybersecurity breaches will likely increase as we store increasing amounts of customer data. Additionally, as we increasingly market the security features in our data centers, our data centers may be targeted by computer hackers seeking to compromise data security. For instance, in December 2019, we discovered a ransomware program encrypting certain devices, which resulted in availability issues affecting certain managed service customers. Upon discovery of the incident, we initiated our response and continuity protocols to determine what occurred, restore systems and notify the appropriate legal authorities. We continue to investigate and work closely with third-party experts on this matter.

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

In addition, the regulatory framework around data custody, data privacy and breaches varies by jurisdiction and involves complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere. We may not be able to limit our liability or damages in the event of such a loss. For example, the European Union's General Data Protection Regulation (the "GDPR") became effective in 2018. The GDPR imposes additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Data protection legislation is also becoming common in the United States at both the federal and state level and may require us to further modify our data processing practices and policies. For example, the state of California, where we have acquired property for future development (including our first Silicon Valley data center), adopted the California Consumer Privacy Act of 2018, which took effect on January 1, 2020 and provides California residents with increased privacy rights and protections with respect to their personal information. Compliance with existing, proposed and recently enacted data privacy laws and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of, or failure to secure, personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, fines and penalties, damage to our reputation and credibility and could have a negative impact on our business and results of operations.
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

We regularly monitor commodity and labor pricing trends related to our data center development capital expenditures, where a large proportion of our current development project costs are under firm price commitments. Should the proportion of such project costs that are firm price commitments decline and prices for certain selective materials increase, including due to changes in trade policy, including recent international trade negotiations as well as the imposition of tariffs, our overall development costs could increase significantly.
These and other risks could result in delays or increased costs or prevent the completion of our development projects and growth of our business, which could adversely affect our business, financial condition and results of operations.
In addition, we have in the past undertaken development projects prior to obtaining commitments from customers to lease the related data center space. We will likely choose to undertake future development projects prior to obtaining customer commitments. Such development involves the risk that we will be unable to attract customers to the relevant properties on a timely basis or at all. If we are unable to attract customers and our properties remain vacant or underutilized for a significant amount of time, our business, financial condition and results of operations could be adversely affected.
We are dependent upon third-party suppliers for power and certain other services, and we are vulnerable to service failures of our third-party suppliers and to price increases by such suppliers.
We generally rely on third-party local utilities to provide power to our data centers. We are therefore subject to an inherent risk that such local utilities may fail to deliver such power in adequate quantities or on a consistent basis, and our recourse against the local utility and ability to control such failures may be limited. If power delivered from the local utility is insufficient or interrupted, we would be required to provide power through the operation of our on-site generators, generally at a significantly higher operating cost than we would pay for an equivalent amount of power from the local utility. We may not be able to pass on the higher cost to our customers. In addition, if the generator power were to fail, we would generally be subject to paying service level credits to our customers, who may in certain instances of repeated failures also have the right to terminate their leases. Furthermore, any sustained loss of power could reduce the confidence of our customers in our services thereby impairing our ability to attract and retain customers, which would adversely affect both our ability to generate revenues and our results of operations.
In addition, even when power supplies are adequate, we may be subject to pricing risks and unanticipated costs associated with obtaining power from various utility companies. While we actively seek to lock-in utility rates, many factors beyond our control may increase the rate charged by the local utility. For instance, municipal utilities in areas experiencing financial distress may increase rates to compensate for financial shortfalls unrelated to either the cost of production or the demand for electricity. Utilities are and may be subject to increasing regulation that could increase the costs of electricity, including wildfire mitigation plans. Utilities may be dependent on, and be sensitive to price increases for, a particular type of fuel, such as coal, oil or natural gas. In addition, the price of these fuels and the electricity generated from them could increase as a result of proposed legislative measures related to climate change or efforts to regulate carbon emissions. In any of these cases, increases in the cost of power at any of our data centers could put those locations at a competitive disadvantage relative to data centers served by utilities that can provide less expensive power. These pricing risks are particularly acute with respect to our customer leases that are structured on a full-service gross basis, where the customer pays a fixed amount for both colocation rental and power. Our business, financial condition and results of operations could be adversely affected in the event of an increase in utility rates under these leases, which, as of December 31, 2019, accounted for approximately 18% of our leased NRSF, because we may be limited in our ability to pass on such costs to these customers.
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
Furthermore, each new data center that we develop requires significant amounts of capital to be expended by third-party telecommunications carriers for the construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to our data centers is complex and involves factors outside of our control, including regulatory requirements, the availability of construction resources and willing and able third-party telecommunications carriers and the sufficiency of such carriers’ financial resources to fund the construction. Additionally, hardware or fiber failures could cause significant loss of connectivity. If we are unable to establish highly diverse network connectivity to our data centers, or if such network connectivity is materially delayed, is discontinued or is subject to failure, our ability to attract new customers or retain existing customers may be negatively affected and, as a result, our results of operations and cash flows may be adversely affected.
The loss of access to key third-party technical service providers and suppliers could adversely affect our current and any future development projects.
Our success depends, to a significant degree, on having timely access to certain key third-party technical providers who are in limited supply and great demand, such as engineering firms and construction contractors capable of developing our properties, and to key suppliers of electrical and mechanical equipment that complement the design of our data center facilities. For any future development projects, we will continue to rely on these providers and suppliers to develop and equip our data centers. Competition for such technical expertise is intense, and there are a limited number of electrical and mechanical equipment suppliers that design and produce the equipment that we require. We may not always have or retain access to such key service providers and equipment suppliers, which could adversely affect our current and any future development projects.
The long sales cycle for data center services may adversely affect our business, financial condition and results of operations.
A customer’s decision to lease space in one of our data centers and to purchase additional services from us typically involves a significant commitment of resources, significant contract negotiations regarding the service level commitments, and significant due diligence on the part of the customer regarding the adequacy of our facilities, including the adequacy of carrier connections. As a result, the sale of data center space has a long sales cycle. Furthermore, we may expend significant time and resources, and incur significant costs, in pursuing a particular sale or customer that may not result in revenue. Our inability to adequately manage the risks associated with the data center sales cycle may adversely affect our business, financial condition and results of operations.
Our international activities are subject to special risks different from those faced by us in the United States, and we may not be able to effectively manage our international business.

Our activities are primarily based in the United States and, with a more limited presence, in Europe and Southeast Asia and, through our strategic partnership with GDS Holdings Limited ("GDS"), the People’s Republic of China ("PRC"). In August 2018, we increased our presence in Europe as a result of the Zenium acquisition, and have since begun site development in Amsterdam and Dublin. Expanding our international activities involves risks not generally associated with activities or investments in the United States, including:
•our limited knowledge of and relationships with sellers, customers, contractors, suppliers or other parties in these markets;
•complexity and costs associated with staffing and managing international development and operations;
•difficulty in hiring qualified management, sales and construction personnel and service providers in a timely fashion;
•problems securing and maintaining the necessary physical and telecommunications infrastructure;

•	multiple, conflicting and changing legal, regulatory, entitlement and permitting, and tax and treaty environments with which we have limited familiarity;
•exposure to increased taxation, confiscation or expropriation;

•	fluctuations in foreign currency exchange rates, currency transfer restrictions and limitations on our ability to distribute cash earned in foreign jurisdictions to the United States;
•longer payment cycles and problems collecting accounts receivable;
•laws and regulations on content distributed over the Internet that are more restrictive than those in the United States;

•	evolving and uncertain local laws, policies, regulations and licenses, including the implementation and enforcement thereof, particularly in the PRC;

•
difficulty in enforcing agreements in non-U.S. jurisdictions, including those entered into in connection with our acquisitions, or with our investment in and strategic partnership with GDS, or in the event of a default by one or more of our customers, suppliers or contractors;

•political and economic instability, including sovereign credit risk, in certain geographic regions;

•
the significant uncertainty that remains about the future relationship between the United Kingdom and the European Union as a result of the United Kingdom's withdrawal from the European Union (commonly known as "Brexit") as discussed in “The continuing uncertainty surrounding the United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could adversely affect our results of operations” below;

•exposure to restrictive foreign labor law practices;
•import and export restrictions and other trade barriers, including imposition of tariffs; and
•increased trade tensions between countries or political and economic unions.
Our inability to overcome these risks could adversely affect our foreign operations, partnerships and growth prospects and could harm our business, financial condition and results of operations.
The ongoing trade conflict between the United States and the PRC may have an adverse effect on the fair value of our GDS investment.
As discussed above, our activities include our strategic partnership with GDS, a developer and operator of high-performance, large-scale data centers in the PRC. We also have an investment in GDS through our ownership of American depositary shares (“ADS”s) of GDS. This equity investment is accounted for using the fair value method and is therefore based on the fair value of our marketable equity investment in GDS with gains and losses recorded in our Consolidated Statements of Operations. The United States has recently advocated for and taken steps toward restricting trade in certain goods, particularly from the PRC. The PRC and certain other countries have retaliated and may further retaliate in response to new trade policies, treaties and tariffs implemented by the United States. Any further actions to increase existing tariffs or impose additional tariffs could result in an escalation of the trade conflict and may have a material negative impact on the economies of not just the United States and the PRC, but the global economy as a whole. If these measures and tariffs affect any of GDS’s customers and their business results and prospects, their demand for, or ability to pay for, GDS’s data center services may decrease, which may materially and adversely affect GDS’s financial condition and results of operations. In addition, if the PRC government were to increase tariffs on any of the items imported by GDS’s suppliers and contract manufacturers from the United States, GDS may not be able to find substitutes with the same quality and price in the PRC or from other countries. As a result, GDS’s costs could increase and its business, financial condition and results of operations may be adversely affected. To the extent that GDS’s stock price is negatively impacted by the changes in trade or investment policies, treaties and tariffs, the fair value of our investment in GDS would be materially adversely affected.
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
We have acquired and may continue to acquire properties on a strategic and selective basis in international metropolitan areas that are new to us. For example, in 2019 we entered new European markets, including Amsterdam and Dublin, and, in August 2018, we completed the Zenium acquisition which resulted in our ownership of two facilities in Frankfurt, Germany, which was a new market to us. When we acquire properties located in new markets, we may face risks associated with a lack of market knowledge or understanding of the local economy and culture, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. In addition, due diligence, transaction and structuring costs may be higher than those we may face in the United States. We work to mitigate such risks through extensive diligence and research and associations with experienced partners; however, we cannot assure you that such risks can be reduced or eliminated.
Any failure to comply with anti-corruption laws and regulations could have adverse effects on our business.
We are subject to laws concerning our business operations, sales and marketing activities in the U.S. and foreign countries where we conduct business. For example, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, which generally prohibits companies and any individuals or entities acting on their behalf from offering or making improper payments or providing benefits to foreign officials for the purpose of obtaining or keeping business. We are also subject to various other anti-bribery, anti-corruption and international trade laws in the U.S. and certain foreign countries, such as the U.K. Bribery Act. Our strategic partnership with GDS is subject to PRC laws and regulations related to anti-corruption, which prohibit bribery of government agencies, state or government owned or controlled enterprises or entities, of government officials or officials that work for state or government owned enterprises or entities, as well as bribery of non-government entities or individuals. There is a risk that our employees, business partners and other third parties could violate these laws, and we could be sanctioned or held liable for actions taken by our employees, business partners and other third parties with respect to our business. We could incur significant expenses in investigating any potential violation and could incur severe criminal or civil sanctions and/or fines as a result of violations or settlements regarding such laws. In addition, any allegations, settlements or violations could materially and adversely impact our reputation and our relationships with current and future customers, suppliers, employees and business partners.
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
The PRC government regulates telecommunications-related businesses through strict business licensing requirements and other government regulations. These laws and regulations also include limitations on foreign ownership of PRC companies that engage in telecommunications-related businesses. Because GDS is a Cayman Islands company, GDS is classified as a foreign enterprise under PRC laws and regulations, and its wholly owned PRC subsidiaries are foreign-invested enterprises, or FIEs. GDS conducts its business in PRC through contractual arrangements with its consolidated variable interest entities, or VIEs, and their shareholders. These contractual arrangements are intended to provide GDS with effective control over its consolidated VIEs and enables GDS to receive substantially all of the economic benefits of its consolidated VIEs in consideration for the services provided by its wholly-owned PRC subsidiaries.
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

The continuing uncertainty surrounding the United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could adversely affect our results of operations.
We expanded our presence in Europe, including the United Kingdom, as a result of the Zenium acquisition in August 2018, and more recently through development of additional European locations, including Amsterdam and Dublin. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. On October 17, 2019, the United Kingdom and the European Union reached agreement on the revised terms and manner of the United Kingdom's exit from the European Union and the revised terms of a political declaration setting out the framework for the future relationship between the United Kingdom and the European Union. On December 20, 2019, the legislation required to ratify the revised agreement (the “Withdrawal Agreement”) was approved by the United Kingdom government and the Withdrawal Agreement went into effect on January 23, 2020. The Withdrawal Agreement was subsequently signed by the United Kingdom and the European Union on January 24, 2020. Under the terms of the Withdrawal Agreement, the United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, which is expected to last until December 31, 2020. While the Withdrawal Agreement provides for the possibility of one or more extensions of this transition period for up to two additional years, the United Kingdom has currently ruled out any such extension. During the transition period, the United Kingdom and European Union will negotiate an agreement to govern their long-term relationship (the “Final Agreement”). However, if no agreement is reached before December 31, 2020 and if no extension to the transition period is agreed to, the United Kingdom would leave the European Union without an agreement on December 31, 2020 (commonly referred to as a “no deal Brexit”).

As Final Agreement negotiations are ongoing and a no-deal Brexit is still possible, significant uncertainty remains about the future relationship between the United Kingdom and the European Union. The original referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates (primarily the British pound sterling and Euro) and credit ratings may be especially subject to increased market volatility. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal could depress economic activity and restrict our access to capital in the United Kingdom. For example, this lack of clarity could result in canceled contracts, changes in exchange rates or less favorable payment terms. If the United Kingdom and the European Union are unable to negotiate the Final Agreement or if other European Union member states pursue withdrawal, barrier-free access between the United Kingdom and other European Union member states or among the European economic area overall could be diminished or eliminated.

In particular, continued depression in the value of the British pound sterling as compared to the U.S. dollar; potential price increases or unavailability of supplies purchased from companies located in the E.U. or elsewhere; potential disruptions in the markets we serve; and changes in tax laws in the jurisdictions in which we operate could have adverse effects on our business and financial results. In addition, changes resulting from Brexit, including those related to trade agreements, tariffs and customs regulations and currency fluctuations, may cause us to lose customers, suppliers and employees and any of these factors may adversely affect our business, financial condition and results of operations, especially with respect to our European operations. Any of these adverse effects would likely be heightened in the event of a no deal Brexit.
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
Our data centers are designed solely to house and run computer servers and related information technology equipment and, therefore, contain extensive electrical and mechanical systems and infrastructure. As a result, they are not suited for use by customers as anything other than as data centers and major renovations and expenditures would be required in order for us to re-lease vacant space for more traditional commercial or industrial uses, or for us to sell a property to a buyer for use other than as a data center, which could materially adversely affect our business, results of operations and financial condition.
We may have difficulty managing our growth.
We have significantly and rapidly expanded the size of our Company. For example, we increased our footprint by 6.1% from approximately 6.7 million NRSF at the end of 2018 to approximately 7.1 million NRSF by December 31, 2019. We have also expanded our presence in Europe. Our growth may significantly strain our management, operational and financial resources and systems. An inability to manage our growth effectively or the increased strain on our management, our resources and systems could materially adversely affect our business, financial condition and results of operations.
To fund our growth strategy and refinance our indebtedness, we depend on external sources of capital, which may not be available to us on commercially reasonable terms or at all.
In order to maintain our qualification as a REIT, we are required under the Code, among other things, to distribute at least 90% of our REIT taxable income annually, determined without regard to the dividends paid deduction and excluding any net capital gains. Even if we maintain our qualification as a REIT, we will be subject to U.S. federal income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, as well as U.S. federal income tax at regular corporate rates for income recognized by our taxable REIT subsidiaries (each, a TRS). Because of these distribution requirements, we will likely not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third-party capital markets sources for debt or equity financing to fund our growth strategy. In addition, we may need third-party capital markets sources to refinance our indebtedness at or before maturity. Continued or increased turbulence in the U.S., European and other international financial markets and economies, tighter credit conditions and increasing interest rates may adversely affect our ability to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our business, financial condition and results of operations. As such, we may not be able to obtain the debt or equity financing on favorable terms or at all. Our access to third-party sources of capital also depends, in part, on:
•the market’s perception of our growth potential;
•our then-current debt levels;
•market demand for REIT assets;
•our historical and expected future earnings, cash flow and cash distributions;
•the market price per share of our common stock; and
•our lenders' ability to meet their financing commitments.
In addition, our ability to access additional capital may be limited by the terms of our then-existing indebtedness which may restrict our incurrence of additional debt. If we cannot obtain capital when needed, we may not be able to acquire or develop properties when strategic opportunities arise or refinance our debt at or before maturity, and we may need to increase our liquidity by disposing of properties possibly on disadvantageous terms or renewing leases on less favorable terms than we otherwise would, which could adversely affect our business, financial condition and results of operations.
We have significant indebtedness that involves significant debt service obligations, limits our operational and financial flexibility, exposes us to interest rate fluctuations and exposes us to the risk of default under our debt obligations.

As of December 31, 2019, we had a total combined indebtedness, including finance lease liabilities and operating lease liabilities, of approximately $3.1 billion. As of December 31, 2019, we have the ability to borrow up to an additional approximately $1.1 billion under our $3.0 Billion Credit Facility, net of outstanding letters of credit of approximately $8.2 million, subject to satisfying certain financial tests. Our $3.0 Billion Credit Facility also contains an accordion feature that, as of December 31, 2019, allows the operating partnership to request an increase in the total commitment by up to $1.0 billion. There are no limits on the amount of indebtedness we may incur other than limits contained in the indentures governing our 2024 Notes and 2029 Notes (each as defined in Note 12, Debt), our 2027 Notes (as defined in Note 23, Subsequent Event), our $3.0 Billion Credit Facility or future agreements that we may enter into or as may be set forth in any policy limiting the amount of indebtedness we may incur adopted by CyrusOne’s board of directors. A substantial level of indebtedness could have adverse consequences for our business, financial condition and results of operations because it could, among other things:

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

•
require us to dispose of one or more of our properties at disadvantageous prices or raise equity that may dilute the value of our common stock in order to service our indebtedness or to raise additional funds to pay such indebtedness at or before maturity.

Failure to hedge effectively against interest rate changes and our increased exposure to foreign currency fluctuations as a result of our foreign currency hedging activities may adversely affect our results of operations.

We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as floating-fixed interest rate swaps. These arrangements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. Approximately 49% of our total indebtedness as of December 31, 2019 was subject to variable interest rates but not subject to interest rate swaps. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

We also currently have and may decide in the future to further undertake foreign exchange hedging transactions. As a result of the Zenium acquisition, our increased presence in Europe and the U.K. and our €500.0 million aggregate principal amount of 1.450% Senior Notes due 2027, our exposure to foreign currency has increased. We could mitigate future investment and operational foreign currency exposure by borrowing under our $3.0 Billion Credit Facility in the particular foreign currency, subject to availability and applicable borrowing conditions. However, we would expect to incur foreign currency transaction gains and losses, which would impact our consolidated net income, and translation of financial statements from the foreign functional currency to U.S. dollars, which would be included in other comprehensive income or loss and stockholders’ equity. In addition, we have entered into cross-currency swaps to synthetically convert certain USD outstanding debt amounts to the EUR equivalent, which has further increased our exposure to foreign currency exchange rates. We have exposure to other foreign currencies, such as British pound sterling, but we have not hedged against those currencies. As a result, any changes in the strength of the U.S. dollar relative to the Euro or the other currencies of the foreign countries in which we operate may have an impact on our consolidated results of operations, including but not limited to the fact that the fair value of our cross-currency swap liabilities may increase and we may incur losses that would be immediately recognized in earnings since those hedges are not designated. See "Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our interest rate and foreign currency risks.

Discontinuation, reform or replacement of the London Interbank Offered Rate (“LIBOR”) and other benchmark rates, or uncertainty related to the potential for any of the foregoing, may adversely affect our business.

Certain of our variable rate debt, including our $3.0 Billion Credit Facility, uses the LIBOR as a benchmark for establishing the interest rate. See Note 12, Debt, to our audited consolidated financial statements. The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. Discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact the cost of our variable rate debt.

When the supervisor for the administrator of LIBOR or a governmental authority having jurisdiction over the administrative agent has identified a specific date after which LIBOR shall no longer be used for determining interest rates for loans (the “LIBOR end date”), our credit facility contemplates a transition mechanism by which we, together with our administrative agent, shall endeavor to establish an alternate rate of interest in respect of the affected currency that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in such currency in the United States at such time and shall enter into an amendment to our credit agreement to reflect such alternate rate of interest and such other related changes as may be applicable. If the affected currency is United States dollars (our term loans and United States dollar revolver), any such amendment becomes effective without further action or consent of any other party to our credit agreement unless the administrative agent has received within a specified time written notice of an objection from the majority facility lenders. If the affected currency is any other currency (our Great Britain pound revolver), the alternate rate of interest is not effective until consented to by the required lenders. Although no LIBOR end date has been identified as of February 20, 2020, we may not be able to reach agreement with our lenders on any such amendments once it is. As a result, additional financing to replace our LIBOR-based debt may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness.

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

These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. These covenants could also impair our ability to plan for or react to market conditions or meet capital needs, or our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our interest. In addition, the indentures governing our 2024 Notes and 2029 Notes and our $3.0 Billion Credit Facility require us to maintain specified financial ratios and satisfy financial condition tests. The indentures governing our 2024 Notes and 2029 Notes also require our operating partnership and its subsidiaries to maintain total unencumbered assets of at least 150% of the aggregate principal amount of their outstanding unsecured debt on a consolidated basis. Our ability to comply with these metrics or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants or covenants under any other agreements governing our indebtedness could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders or holders thereof could elect to declare all outstanding debt under such agreements to be immediately due and payable. If we were unable to repay or refinance the accelerated debt, the lenders or holders, as applicable, could proceed against any assets pledged to secure that debt, including foreclosing on or requiring the sale of our data centers, and our assets may not be sufficient to repay such debt in full.
We have been and may become subject to litigation or threatened litigation which may divert management time and attention, require us to pay damages and expenses or may restrict the operation of our business or interfere with existing agreements or permits.
We have been and may become subject to disputes with commercial and other parties with whom we maintain relationships or other parties with whom we do business, including as a result of any breach in our security systems or downtime in our critical electrical and cooling systems. Any such dispute could result in litigation between us and the other parties. Whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its resolution (through litigation, settlement or otherwise), which would detract from our management’s ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant, and could involve our agreement with terms that restrict the operation of our business.

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

Under the ADA, all places of public accommodation must meet federal requirements related to access and use by disabled persons. We have not conducted an audit or investigation of all of our U.S. properties to determine our compliance with the ADA. If one of our U.S. properties is not in compliance with the ADA, we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other similar legislation, our financial condition and results of operations could be materially adversely affected.
We may be adversely affected by regulations or standards related to climate change.
If we, or other companies with which we do business, become subject to existing or future laws and regulations or standards related to climate change, our business could be impacted adversely. For example, in the normal course of business, we enter into agreements with providers of electric power for our data centers, and the costs of electric power comprise a significant component of our operating expenses. In addition, we may be required to incur additional costs to acquire or upgrade our back-up generators to obtain or continue to qualify for applicable permits. Changes in regulations that affect electric power providers, such as regulations related to the control of greenhouse gas emissions, wildfire mitigation plans or other climate change related matters, could adversely affect the costs of electric power and increase our operating costs and may adversely affect our business, financial condition and results of operations or those of our customers.
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
Assets and entities that we have acquired or may acquire in the future, including the properties contributed to us by Cincinnati Bell Inc. (CBI), our former parent, may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities for clean-up or remediation of environmental conditions, claims of customers, vendors or other persons dealing with the acquired entities, tax liabilities and other liabilities whether incurred in the ordinary course of business or otherwise. In the future, we may enter into transactions with limited representations and warranties or with representations and warranties that do not survive the closing of the transactions, in which event we would have no or limited recourse against the sellers of such properties. While we usually require the sellers to indemnify us and they obtain representation and warranty insurance, with respect to breaches of representations and warranties that survive the closing, such indemnification, if obtained, is often limited and subject to various materiality thresholds, a significant deductible, an aggregate cap on losses or a survival period.

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

We have and may in the future co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In these events, we are not or would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Our current and future joint venture partners may take actions that are not within our control, which could require us to dispose of the joint venture asset or transfer it to a taxable REIT subsidiary in order for CyrusOne Inc. to maintain its status as a REIT. Such investments may also lead to impasses, for example, as to whether to sell a property, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our day-to-day business. Consequently, actions by or disputes with partners or co-venturers may subject properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of third-party partners or co-venturers. Each of these factors may result in returns on these investments being less than we expect or in losses and our financial and operating results may be adversely affected.
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
The markets for the data centers we own and operate, as well as the industries in which our customers operate, are characterized by rapidly changing technology, evolving industry standards, frequent new service introductions, shifting distribution channels and changing customer demands. Our data center infrastructure may become obsolete due to the development of new systems to deliver power to or eliminate heat from the servers that we house. Additionally, our data center infrastructure could become obsolete as a result of the development of new server technology that does not require the levels of critical load and heat removal that our facilities are designed to provide and could be run less expensively on a different platform. In addition, our power and cooling systems are difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands, including noise mitigation upgrades, without incurring significant costs that we may not be able to pass on to our customers. The obsolescence of our power and cooling systems could have a material negative impact on our business, financial condition and results of operations. Furthermore, potential future regulations that apply to industries we serve may require customers in those industries to seek specific requirements from their data centers that we are unable to provide. These may include physical security requirements applicable to the defense industry and government contractors and privacy and security regulations applicable to the financial services and health care industries. If such regulations were adopted, we could lose some customers or be unable to attract new customers in certain industries, which would have a material adverse effect on our results of operations.
Declining real estate valuations and impairment charges could adversely affect our earnings and financial condition.
We review the carrying value of each of our properties when events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. Examples of such indicators may include a significant decrease in market price, a significant adverse change in the extent to or manner in which the property is being used or in its physical condition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, or a history of operating or cash flow losses. When such impairment indicators exist, we review an estimate of the future undiscounted net cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition and compare it to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. For the year ended December 31, 2019, we recorded an impairment charge of $0.7 million related primarily to an impairment on the South Bend - Monroe facility, which is being actively marketed for sale. For the year ended December 31, 2017, we recorded an impairment of $58.0 million related primarily to two properties. These losses had a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to re-evaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our business, financial condition and results of operations.
Our contracts with our customers may adversely affect our earnings and financial condition.
In the ordinary course of business, we enter into agreements with our customers pursuant to which our customers lease or otherwise contract for the use of data center space from us. These contracts typically contain indemnification and liability provisions, in addition to service level commitments, which could potentially impose a significant cost on us in the event of losses arising out of certain breaches of such agreements, services to be provided by us or our subcontractors or from third-party claims. Customers increasingly are looking to pass through their regulatory obligations and other liabilities to their outsourced data center providers and we may not be able to limit our liability or damages in an event of loss suffered by such customers whether as a result of our breach of agreement or otherwise. Further, liabilities and standards for damages and enforcement actions, including the regulatory framework applicable to different types of losses, vary by jurisdiction, and we may be subject to greater liability for certain losses in certain jurisdictions. Additionally, in connection with our acquisitions, including the Zenium acquisition, we have assumed and expect to assume existing agreements with customers that may subject us to greater liability for such an event of loss. If such an event of loss occurred, we could be liable for material monetary damages and could incur significant legal fees in defending against such an action, which could adversely affect our financial condition and results of operations.
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
We prohibit harassment or discrimination in the workplace, whether sexual harassment or any other form. This policy applies to all aspects of employment. Notwithstanding our conducting training and taking disciplinary action against alleged violations, we may encounter additional costs from claims made and/or legal proceedings brought against us. Any such claims or allegations, or even just stories or rumors about such misconduct at the Company, could also harm our reputation and therefore our business, including our ability to recruit future employees or secure contracts with new and existing customers, even if such allegations do not result in any legal liability or direct financial losses.
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
Our ability to make expected distributions to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution to our stockholders and the value of our properties. These events and conditions include:

•local oversupply, increased competition or reduction in demand for technology-related space;
•inability to collect rent from customers;
•vacancies or our inability to lease space on favorable terms;
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

In addition, as described above in “Our properties are not suitable for use other than as data centers, which could make it difficult to sell or reposition them if we are not able to lease available space”, the risks associated with the illiquidity of real estate investments are even greater for our data center properties. Further, we operate a branded platform-based business that would not easily be separated on an asset by asset basis.
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
Our charter and bylaws and the partnership agreement contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interests, including the following:

•
Our Charter Contains Restrictions on the Ownership and Transfer of Our Stock. In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elect to be taxed as a REIT. Subject to certain exceptions, our charter prohibits any stockholder from owning beneficially or constructively more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock, or 9.8% in value of the aggregate of the outstanding shares of all classes or series of our stock. We refer to these restrictions collectively as the “ownership limits.” The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding common stock or the outstanding shares of all classes or series of our stock by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Our charter also prohibits any person from owning shares of our stock that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares of our common stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. These ownership limits may prevent a third-party from acquiring control of us if our board of directors does not grant an exemption from the ownership limits, even if our stockholders believe the change in control is in their best interests. Although it is under no continuing obligation to do so, our board of directors has granted some limited exemptions from the ownership limits applicable to certain holders of our common stock, subject to certain initial and ongoing conditions designed to protect our status as a REIT, including, if deemed advisable, the receipt of an Internal Revenue Service (IRS) private letter ruling or an opinion of counsel.

•
Our Board of Directors Has the Power to Cause Us to Issue Additional Shares of Our Stock Without Stockholder Approval. Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of our shares of common stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our shares of common stock or otherwise be in the best interests of our stockholders.
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
If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, and could be subject to U.S. Federal income tax for any open taxable years beginning prior to January 1, 2020 including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we would also be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.
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
We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, in order for us to qualify as a REIT (assuming that certain other requirements are also satisfied) so that U.S. federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income and on income recognized by our TRSs. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code.
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
Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed net taxable income and state or local income, property and transfer taxes. For example, in order to meet the REIT qualification requirements, we may hold some of our assets or conduct certain of our activities through one or more TRS or other subsidiary corporations that will be subject to federal, state, and local corporate-level income taxes as regular C corporations. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s length basis. Any of these taxes would decrease cash available for distribution to our stockholders.
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
We cannot predict whether future issuances of shares of our common stock or the availability of shares of our common stock for resale in the open market will decrease the market price per share of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of the shares of our common stock. For example, upon physical settlement of a forward sale agreement in December 2018, we issued approximately 2.5 million shares of our common stock. Physical settlement of these forward sale agreements or other forward sale agreements in the future have resulted or will result in dilution to our earnings per share. In 2019, we sold approximately 6.5 million shares of our common stock under the New 2018 ATM Stock Offering Program (as defined in Item 7 under "Liquidity and Capital Resources") and in 2018, we sold approximately 3.0 million shares of our common stock under the prior at-the-market stock offering program and 6.7 million shares of our common stock through a public offering. In addition, we have registered shares of common stock that were reserved for issuance under our Restated 2012 Long Term Incentive Plan and under our 2014 Employee Stock Purchase Plan, and these shares can generally be freely sold in the public market, assuming any applicable restrictions and vesting requirements are satisfied. If any or all of these holders cause a large number of their shares to be sold in the public market, the sales could reduce the trading price of our common stock and could impede our ability to raise future capital on terms acceptable to us or at all.
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
B)Holders
As of February 14, 2020, CyrusOne Inc. had 108 shareholders of record and 114,848,445 outstanding shares.
C)Distribution Policy
We have made distributions in the form of dividends each quarter since the completion of our initial public offering ("IPO"). In order to comply with the REIT requirements of the Code, we are required to make quarterly distributions to our shareholders of at least 90% of our taxable income. Distributions made by the Company are determined by our board of directors in its sole discretion. If we have underestimated our cash available for distribution, we may need to increase our borrowings in order to fund our intended distributions. Notwithstanding the foregoing, our $3.0 Billion Credit Facility and indentures restrict CyrusOne LP from making distributions to holders of its operating partnership units, or redeeming or otherwise repurchasing shares of its operating partnership units, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable CyrusOne Inc. to maintain its qualification as a REIT and to minimize the payment of income taxes.

D)Recent Sales of Unregistered Securities

Period	(a) Total Number of Shares of Common Stock Purchased(1)	(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(c) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
February 1, 2019 - February 28, 2019	164,748	$52.90	N/A	N/A
April 1, 2019 - April 30, 2019	1,236	55.83	N/A	N/A
May 1, 2019 - May 31, 2019	1,917	58.74	N/A	N/A
July 1, 2019 - July 31, 2019	1,088	56.31	N/A	N/A
September 1, 2019 - September 30, 2019	786	73.65	N/A	N/A
November 1, 2019 - November 30, 2019	6,147	65.40	N/A	N/A
	175,922	$53.53	N/A	N/A
(1) - Represents the common stock surrendered by employees to CyrusOne to satisfy such employee's tax withholding obligations in connection with the vesting of restricted stock.

E)    Stock Performance
The following graph compares the cumulative total stockholder return on CyrusOne Inc.’s common stock for the year ended December 31, 2019, with the cumulative total return on the S&P 500 Market Index and the MSCI US REIT Index (RMZ). The comparison assumes that $100 was invested on December 31, 2014 in CyrusOne Inc.’s common stock and in each of these indices and assumes reinvestment of dividends, if any.

Stock Performance Chart

Index Value
300
280
260
240
220
200
180
160
140
120
100
December 31, 2014
December 31, 2015
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
CONE
S&P 500
MSCI US REIT

Pricing Date	CONE	S&P 500	MSCI US REIT
December 31, 2014	100.00	100.00	100.00
December 31, 2015	141.24	101.38	102.52
December 31, 2016	174.29	113.51	111.34
December 31, 2017	239.00	138.29	116.98
December 31, 2018	219.41	132.23	111.64
December 31, 2019	279.99	173.86	140.48
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
The financial information presented below as of December 31, 2019 and 2018, and results for the years ended December 31, 2019, 2018 and 2017, has been derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The financial information for the years ended December 31, 2016 and 2015 have been derived from our audited consolidated financial statements not included in this Form 10-K.
The following selected financial data should be read in conjunction with our combined historical financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this Form 10-K.

IN MILLIONS, except per share data
	2019	2018	2017	2016	2015
Statement of Operations Data:
Revenue	$981.3	$821.4	$672.0	$529.1	$399.3
Operating expenses:
Property operating expenses	383.4	292.4	235.1	187.5	148.7
Sales and marketing	20.2	19.6	17.0	16.9	12.1
General and administrative	83.5	80.6	67.0	60.7	46.6
Depreciation and amortization	417.7	334.1	258.9	183.9	141.5
Transaction, acquisition, integration and other related expenses(a)	8.8	5.0	11.9	4.6	18.4
Impairment losses(b)	0.7	—	58.0	5.0	9.2
Operating income	67.0	89.7	24.1	70.5	22.8
Interest expense, net	(82.0)	(94.7)	(68.1)	(48.8)	(41.2)
Gain on marketable equity investment	132.3	9.9	—	—	—
Loss on early extinguishment of debt(c)	(71.8)	(3.1)	(36.5)	—	—
Foreign currency and derivative losses, net	(7.5)	—	—	—	—
Other expense	(0.3)	—	—	—	—
Income tax benefit (expense)	3.7	(0.6)	(3.0)	(1.8)	(1.8)
Income (loss) from continuing operations	41.4	1.2	(83.5)	19.9	(20.2)
Noncontrolling interest in net loss	—	—	—	—	(4.8)
Net income (loss) attributed to common shareholders	$41.4	$1.2	$(83.5)	$19.9	$(15.4)
Per share data:
Basic weighted average common shares outstanding	112.1	99.8	88.9	78.3	54.3
Diluted weighted average common shares outstanding	112.5	100.4	88.9	79.0	54.3
Basic income (loss) per common share	$0.36	$—	$(0.95)	$0.24	$(0.30)
Diluted income (loss) per common share	$0.36	$—	$(0.95)	$0.24	$(0.30)
Dividends declared per share	$1.92	$1.84	$1.68	$1.52	$1.26
Balance Sheet Data (at year end):
Investment in real estate, net	$4,710.3	$4,293.0	$3,058.4	$2,023.1	$1,392.0
Operating lease right-of-use assets, net(d)	161.9	—	—	—	—
Total assets	6,142.0	5,592.5	4,312.1	2,852.4	2,195.6
Debt(e)	2,886.6	2,624.7	2,089.4	1,240.1	996.5
Finance lease liabilities and operating lease liabilities(d)	227.6	156.7	142.0	146.5	162.2
Other Financial Data:
Capital expenditures	$876.4	$1,328.5	$1,406.8	$731.1	$234.5

(a)
Represents legal, accounting and consulting fees and directly related general and administration costs incurred in connection with completed and potential business combinations, integration of acquisitions and failed transactions.

(b)
See Item 7 for discussion of costs incurred in 2019 and 2017. The 2016 amount is primarily related to two properties, South Bend-Crescent, a leased facility, and Cincinnati-Goldcoast, an owned facility. The 2015 amount represents the exit of Austin 1, a leased facility.

(c)	See Item 7 for discussion of costs incurred in 2019, 2018 and 2017.

(d)	See Note 6, Leases - As a Lessee, to our audited consolidated financial statements.

(e)
See Note 12, Debt, to our audited consolidated financial statements included elsewhere in this Form 10-K for details of debt as of December 31, 2019 and 2018. As of December 31, 2017, debt consisted of our $700.0 million 5.000% senior notes due 2024, $500.0 million 5.375% senior notes due 2027 and term loan facility. As of December 31, 2016 and 2015, debt consisted of our $525.0 million 6.375% senior notes due 2022, revolving credit facility and term loan facility.

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
Overview
Our Company. We are a fully integrated, self-managed data center real estate investment trust ("REIT") that owns, operates and develops enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Our data centers are generally purpose-built facilities with redundant power and cooling. They are not network specific and enable customer connectivity to a range of telecommunication carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology ("IT") infrastructure for approximately 1,000 customers in 49 data centers, including two recovery centers in 13 markets (10 cities in the U.S., London, U.K., Singapore and Frankfurt, Germany).
Our Portfolio
We own and operate 49 data centers, including two recovery centers totaling 7.1 million Net Rentable Square Feet ("NRSF"), of which 85% of the Colocation Square Feet ("CSF") is leased and has 797 megawatts ("MW") of power capacity. This includes 13 buildings where the Company leases such facilities. We are lessee of approximately 13% of our total operating NRSF as of December 31, 2019. Also included in our total NRSF, CSF and MW are pre-stabilized assets (which include data halls that have been in service for less than 24 months and are less than 85% leased) that have approximately 315,125 NRSF and 28% of the CSF is leased with capacity of 30 MW of power.
In addition, we have properties under development comprising approximately 1.7 million NRSF and 92 MW of power capacity. The estimated remaining total costs to develop these properties is estimated to be a range between $544.0 million and $634.0 million. The final costs to develop could change depending on the capital improvements required based on the lease contracts executed on such properties. We also have 499 acres of land available for future data center development.
In 2018, we expanded our data center operations through the acquisition of data centers, buildings under development and land for future development in Europe including London, United Kingdom, Frankfurt, Germany, Amsterdam, The Netherlands and Dublin, the Republic of Ireland. Through our acquisition of Zenium, we established a team, primarily based in London, U.K., to oversee and manage our European activities.
Operational Overview

The following discussion provides an overview of the Company’s capital and financing activity, operations and transactions for the year ended December 31, 2019 and should be read in conjunction with the full discussion of the Company’s operating results, liquidity and capital resources included in this Form 10-K, as well as the risk factors set forth in Part I, Item 1A.

Outlook

We seek to maximize long-term earnings growth and shareholder value primarily through increasing cash flow at existing properties and developing high-quality data center assets and campuses at attractive cash yields with long-term, stable operating income. In addition, the Company will, from time to time, acquire existing properties which meet our strategic criteria, offer in-place cash flow and have strong growth prospects.

Fundamentals for data center real estate remain strong, supported by trends that particularly favor data center assets, including the exponential growth in global data, the growth of e-commerce and demand for outsourcing of data storage and cloud-based applications. Growth in large cloud-based demand has moderated in the U.S. in 2019 due to what we believe has been increased supply in major U.S. markets and following very strong absorption in 2018. We anticipate continued general economic growth in the U.S. markets and strong demand in Europe in 2020, which we expect to result in ongoing positive demand for data center space in the markets we operate as companies expand and upgrade information system platforms.

New data center development, including speculative development, is present in most domestic and international metropolitan markets in response to strong tenant demand. However, construction remains rational in relation to net absorption in most markets. We expect that the operating environment will continue to be favorable for market demand for data center real estate.

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
Inflation
The U.S. economy has experienced low inflation over the last several years, as a result, inflation has not had a significant impact on our business. Our customer leases generally do not provide for annual increases in rent based on inflation. As a result, we bear the risk of increases in the costs of operating and maintaining our data center facilities. Some of our leases have annual rent escalators, typically ranging from 1-3%; as a result we bear the risk of increases in operating costs. Some of our leases are structured to pass-through the cost of sub-metered utilities. In the future, we expect more of our leases to pass-through utility costs. In addition, approximately 70% of our leases expire within six years which enables us to replace existing leases with new leases at then existing rates.

Summary of Significant Transactions and Activities for the Year Ended December 31, 2019

Real Estate Acquisitions, Development and Other Activities

During the year ended December 31, 2019, we had cash capital expenditures of $876.4 million, of which $866.5 million related to the construction of data centers. The expansion and development of additional power capacity and building square feet contributed to our year-over-year revenue increase in 2019. As of December 31, 2019, the remaining cost to our existing development pipeline is $544.0 million to $634.0 million and are expected to add 92 MWs and 379,902 CSF. In addition, during the year ended December 31, 2019, we acquired 74 acres of land in Dublin, the Republic of Ireland, San Antonio, Texas, Santa Clara, California, and Council Bluffs, Iowa for future development for $54.7 million.

Capital and Financing Activity

On December 5, 2019, the Operating Partnership and CyrusOne Finance Corp., a single-purpose finance subsidiary, both wholly-owned subsidiaries of the Company (together, the "Issuers") completed a public offering of $600.0 million aggregate principal amount of 2.900% senior notes due 2024 (the "2024 Notes") and $600.0 million aggregate principal amount of 3.450% senior notes due 2029 (the "2029 Notes"). The Company received proceeds of $1,197.4 million, net of underwriting costs and other deferred financing costs. The Company used the proceeds to finance the repurchase of all of its 5.000% Senior Notes due 2024 (the "Old 2024 Notes") and all of its 5.375% Senior Notes due 2027 (the "Old 2027 Notes" and together with the Old 2024 Notes, the "Existing Notes"), including the payment of consent payments, for the redemption and discharge of Existing Notes that remained outstanding after the completion of the tender offers and consent solicitations, for the payment of related premiums, fees, discounts and expenses and for general corporate purposes. In connection with the repurchase of the Existing Notes, the Company recognized a loss on early extinguishment of debt of $71.8 million.

In August 2019, the Company entered into $500.0 million of cross-currency swaps that mature in March 2023 whereby the Company pays floating interest rate and receives floating interest rate to hedge the variability of future cash flows attributable to changes in the 1-month USD LIBOR versus EUR LIBOR rates (a pay-floating, receive-floating interest rate swap). In addition, in September 2019 the Company entered into a $300.0 million interest rate swap to hedge variable rate exposure to 1-month LIBOR to a fixed rate of 1.185%.

During the year ended December 31, 2019, the Company sold approximately 6.5 million shares of its common stock under the New 2018 ATM Stock Offering Program. The sales generated net proceeds of approximately $355.6 million, net of sales commissions, underwriting discounts and estimated expenses of $4.3 million. As of December 31, 2019, there was approximately $290.1 million in remaining capacity of the $750.0 million authorized under the New 2018 ATM Stock Offering Program (as defined in Item 7 under "Liquidity and Capital Resources").
During the fourth quarter of 2019, CyrusOne Inc. entered into a forward sale agreement with a financial institution acting as forward purchaser under the New 2018 ATM Stock Offering Program with respect to 1.6 million shares of its common stock at an initial forward price of $61.67 per share. The Company has twelve months to settle the forward sale agreement. The Company did not receive any proceeds from the sale of its common shares by the forward purchasers. The Company currently expects to fully physically settle the forward equity sale agreement and receive cash proceeds upon one or more settlement dates at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreement in November 2020, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreement multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the agreement. We have not settled any portion of this forward equity sale agreement as of the date of this filing.

Concentration of revenue

We define our annualized backlog as the twelve-month recurring revenue (calculated in accordance with generally accepted accounting principles in the U.S. ("GAAP")) for executed lease contracts achieved upon full occupancy which have not commenced as of the end of a period. Our backlog as of December 31, 2019 and 2018 was approximately $51.7 million and approximately $54.0 million, respectively. During 2019, one customer represented 21% of our revenue. We expect these backlog lease contracts to primarily commence through the first half of 2020. Because GAAP revenue for any period is generally a function of straight line revenue recognized from lease contracts in existence at the beginning of a period, as well as lease contract renewals and new customer lease contracts commencing during the period, backlog as of any period is not necessarily indicative of near-term performance. Our definition of backlog may differ from other companies in our industry.

Critical Accounting Estimates
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
Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 3, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in this Form 10-K.
Revenue Recognition

Our revenue consists of lease revenue and revenue from contracts with customers. The revenues from colocation rent revenue, metered power reimbursements and interconnection revenue are recognized under the lease accounting standard and revenues from managed services, equipment sales, installations and other services (generally revenue from contracts with customers) are recognized under the revenue accounting standard. An allowance for doubtful accounts is recognized when the collection of rent receivables is deemed to be unlikely. We adopted Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), the new accounting standard for leases, effective January 1, 2019 using the modified retrospective approach and prior periods were not restated. In addition, we adopted Revenue from Contracts with Customers (“ASC 606”), the new accounting standard for revenue from contracts with customers, effective January 1, 2018 using the modified retrospective approach. See Note 4, Recently Issued Accounting Standards, Note 5, Revenue Recognition and Note 6, Leases - As a Lessee, in our audited consolidated financial statements included in this Form 10-K for additional information related to the adoption.

Lease Revenue

Our leasing revenue primarily consists of colocation rent, metered power reimbursements and interconnection revenue and is accounted for under ASC 842, Leases. We generally are not entitled to reimbursements for rental expenses including real estate taxes, insurance or other common area operating expenses. The accounting for leases is highly dependent on the classification of the lease as an operating or finance lease and requires judgment and estimates in evaluating the principles of the new accounting standard for leases, including whether an arrangement is a lease, the fair value of the identified asset, expected lease term and economic life of the asset.

Colocation Rent Revenue

Colocation rent revenues, including interconnection revenue, are fixed minimum lease payments generally billed monthly in advance based on the contracted power or leased space. Some contracts may provide initial free rent periods and rents that escalate over the term of the contract. If rents escalate without the lessee gaining access to or control over additional leased power or space at the beginning of the lease term, the rental payments are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional power and or leased space, revenue is recognized in proportion to the additional power or space in the periods that the lessee has control over the use of the additional power or space. The excess of revenue recognized over amounts contractually due is recognized as a straight-line receivable, which is included in rent and other receivables in our Consolidated Balance Sheets. Some of our leases are structured on a gross basis in which the customer pays a fixed amount for colocation space and power. The revenue for these types of leases is recorded in colocation rent revenue.

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

Managed services include providing a full-service managed data center, monitoring customer computer equipment, managing backups and storage, utilization reporting and other related ancillary information technology services. Management service contracts generally range from one to five years.

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
Acquisition of Properties
Investment in real estate consist of land, buildings, improvements and integral equipment utilized in our data center operations. We expect most acquisitions to be asset acquisitions rather than a business combination as our typical acquisitions consist of properties whereby substantially all the fair value of gross assets acquired is concentrated in a single asset set (land, building and in-place leases), which are treated as asset acquisitions. Asset acquisitions are recorded at the cumulative acquisition costs and allocated to the assets acquired and liabilities assumed on a relative fair value basis. The fair value of identifiable tangible assets such as land, building, building and land improvements, and tenant improvements is determined on an “as-if-vacant” basis. In estimating the fair value of each component acquired, management uses its judgment and estimates, considers appraisals, replacement cost, its own analysis of recently acquired and existing comparable properties, market rental data and other related information.

Capitalization of Costs

We capitalize costs directly related to the development, pre-development or improvement of our investment in real estate, referred to as capital projects and other activities included within this paragraph. Costs associated with our capital projects are capitalized as incurred. If the project is abandoned, these costs are expensed during the period in which the project is abandoned. The accounting for capitalization of costs requires judgment and estimates to evaluate each project, including the timing and activities necessary to prepare an asset for its intended use, evaluation of direct and indirect project costs, and the allocation of costs to specific projects. Costs considered for capitalization include, but are not limited to, construction costs, interest, real estate taxes, insurance and utilities, if appropriate. We capitalize indirect costs such as personnel, office and administrative expenses that are directly related to our development projects based on an estimate of the time spent on the construction and development activities. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. We determine when the capitalization period begins and ends through communication with project and other managers responsible for the tracking and oversight of individual projects. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. In addition, we capitalize incremental initial direct costs incurred for successful origination of new leases which include internal and external leasing commissions. Interest expense is capitalized based on actual qualifying capital expenditures from the period when development commences until the asset is ready for its intended use, at the weighted average borrowing rate during the period. These costs are included in investment in real estate and depreciated over the estimated useful life of the related assets.
Costs incurred for maintaining and repairing our properties, which do not extend their useful lives, are expensed as incurred.
Impairment
Management reviews the carrying value of long-lived assets, including intangible assets with finite lives, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When such impairment indicators exist, we review an estimate of the undiscounted future cash flows expected to result from the use of an asset (or group of assets) and proceeds from its eventual disposition and compare such amount to its carrying amount. To determine the cash flows we consider factors such as future operating income, leasing demand, rental rates, competition and other factors. The estimate of expected future cash flows is inherently uncertain and relies to a considerable extent on management estimates and assumptions, including current and future market conditions, projected growth in our CSF, projected recurring rent churn (as described below), lease renewal rates and our ability to generate new leases on favorable terms. If our undiscounted net cash flows indicate that we are unable to recover the carrying value of the asset, an impairment loss is recognized. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value. The evaluation whether assets may not be recoverable and the estimates and assumptions used to determine undiscounted cash flows and fair value requires significant judgment by management.
For the year ended December 31, 2019, we recognized an impairment loss of $0.7 million, primarily due to an impairment loss on the South Bend-Monroe facility, which is being actively marketed to sell. For the year ended December 31, 2018, we recognized no impairment losses. For the year ended December 31, 2017, we recognized impairment losses of $58.0 million which included the impairment loss of $54.4 million for our leased data center facilities in the Connecticut markets and $3.6 million related to our leased facility in Singapore, which are included in impairment losses in our Consolidated Statements of Operations.
Key Operating Metrics

Annualized Rent. We calculate annualized rent as monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2019, multiplied by 12. Monthly contractual rent is primarily for data center space, power and connectivity; however, it includes rent for office space and other ancillary services. For the month of December 2019, customer reimbursements were $137.6 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Other companies may not define annualized rent in the same manner. Accordingly, our annualized rent may not be comparable to others. Management believes annualized rent provides a useful measure of our in-place lease revenue.

Colocation Square Feet ("CSF"). We calculate leased total CSF as the NRSF at an operating facility that is leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.

Leased Rate. We calculate leased rate by dividing leased total CSF by total CSF. Percent occupied differs from Percent leased. Percent occupied is determined based on occupied CSF billed to customers under signed leases divided by total CSF. Leases signed but that have not commenced are not included.

Recurring Rent Churn Percentage. We calculate recurring rent churn percentage as any reduction in recurring rent due to customer terminations, service reductions or net pricing decreases as a percentage of rent at the beginning of the period, excluding any impact from metered power reimbursements or other usage-based billing.

Capital Expenditures. Expenditures that expand, improve or extend the life of real estate and non-real estate property are capital expenditures. Management views its capital expenditures as comprised of acquisitions of real estate, development of real estate, recurring real estate expenditures and all other non-real estate capital expenditures. Purchases of land or buildings from third parties represent acquisitions of real estate. Capital spending that expands or improves our data centers is deemed development of real estate. Replacements of data center equipment are considered recurring real estate expenditures. Purchases of software, computer equipment and furniture and fixtures are included in non-real estate capital expenditures.

Factors That May Influence Future Results of Operations

Rental Income. Our revenue growth depends on our ability to maintain our existing revenue base and to sell new capacity that becomes available as a result of our development activities. As of December 31, 2019, we have leased approximately 85% of our CSF. Our ability to grow revenue with our existing customers will also be affected by our ability to maintain or increase rental rates at our properties. We believe the current rates charged to our customers generally reflect appropriate market rates. This is consistent with our relatively flat historical re-leasing spreads. As such, we do not anticipate significant rate increases or decreases in the aggregate as contracts renew. However, negative trends in one or more of these factors could adversely affect our revenue in future periods. Future economic downturns, regional downturns affecting our markets, or oversupply of or decrease in demand for data center colocation services could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, and this could adversely affect our ability to maintain or increase revenues.

Leasing Arrangements. As of December 31, 2019, 18% of our leased NRSF was to customers on a gross basis. Under a gross lease, the customer pays a fixed monthly rent amount, and we are responsible for all data center facility electricity, maintenance and repair costs, property taxes, insurance and other utilities associated with that customer’s space. For leases under this model, fluctuations in our customers’ monthly utilization of power and the prices our utility providers charge us impact our profitability. As of December 31, 2019, 82% of our leased NRSF was to customers with separately billed metered power. Under the metered power model, the customer pays us a fixed monthly rent amount, plus its actual costs of sub-metered electricity used to power its data center equipment, plus an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. We are responsible for all other costs listed in the description of the gross lease above. Fluctuations in a customer’s utilization of power and the supplier pricing of power do not impact our profitability under the metered power model. In future periods, we expect more of our contracts to be structured to bill power on a metered power basis.

Growth and Expansion Activities. Our ability to grow our revenue and profitability will depend on our ability to acquire and develop data center space globally at an appropriate cost and to lease the data center space to customers on favorable terms. During the year ended December 31, 2019, we increased our operational NRSF by 6.1%, bringing our total operating NRSF to approximately 7.1 million at December 31, 2019. Our portfolio, as of December 31, 2019, also included approximately 1.7 million NRSF under development, as well as 1.9 million NRSF of additional powered shell space under roof available for development. In addition, we have approximately 499 acres of land that are available for future data center shell development. We expect that the eventual construction of this future development space will enable us to accommodate a portion of the future demand of our existing and future customers and increase our future revenue, profitability and cash flows.

Scheduled Lease Expirations. Our ability to maintain low recurring rent churn and renew expiring customer leases on favorable terms will impact our results of operations. Our data center uncommitted capacity as of December 31, 2019, was approximately 1.7 million NRSF. Excluding month-to-month leases, leases representing 11% and 9% of our total NRSF are scheduled to expire in 2020 and 2021, respectively. These leases represented approximately 15% and 16% of our total annualized rent as of December 31, 2019. Month-to-month leases represented 3% of our total annualized rent as of December 31, 2019. Recurring rent churn was 4.9% for the year ended December 31, 2019, as compared to 5.0% for the year ended December 31, 2018. Our recurring rent churn for each quarter in 2019 ranged from 0.6% to 2.1%, in comparison to a range of 0.5% to 2.6% in 2018.

Conditions in Significant Markets. Our properties are located in 13 distinct markets (10 cities in the U.S., plus London, U.K., Singapore and Frankfurt, Germany). Cincinnati, Dallas, Houston, New York Metro, Northern Virginia, Phoenix and San Antonio accounted for approximately 83% of our annualized rent as of December 31, 2019. We have recently expanded into development in Amsterdam, The Netherlands, and Dublin, the Republic of Ireland. General economic conditions and regulations in these markets could impact our overall profitability.

Results of Operations
Comparison of Years Ended December 31, 2019 and 2018

IN MILLIONS, except per share data
For the Year Ended December 31,	2019	2018	$ Change 2019 vs. 2018	% Change 2019 vs. 2018
Revenue:
Colocation rent	$793.5	$684.7	$108.8	15.9%
Metered power reimbursements	138.8	104.0	34.8	33.5%
Equipment sales	29.7	15.3	14.4	94.1%
Other revenue	19.3	17.4	1.9	10.9%
Total revenue	981.3	821.4	159.9	19.5%
Operating expenses:
Property operating expenses	383.4	292.4	91.0	31.1%
Sales and marketing	20.2	19.6	0.6	3.1%
General and administrative	83.5	80.6	2.9	3.6%
Depreciation and amortization	417.7	334.1	83.6	25.0%
Transaction, acquisition, integration and other related expenses	8.8	5.0	3.8	76.0%
Impairment losses	0.7	—	0.7	n/m
Total operating expenses	914.3	731.7	182.6	25.0%
Operating income	67.0	89.7	(22.7)	(25.3)%
Interest expense, net	(82.0)	(94.7)	12.7	(13.4)%
Gain on marketable equity investment	132.3	9.9	122.4	n/m
Loss on early extinguishment of debt	(71.8)	(3.1)	(68.7)	n/m
Foreign currency and derivative losses, net	(7.5)	—	(7.5)	n/m
Other expense	(0.3)	—	(0.3)	n/m
Net income before income taxes	37.7	1.8	35.9	n/m
Income tax benefit (expense)	3.7	(0.6)	4.3	n/m
Net income	$41.4	$1.2	$40.2	n/m
Operating gross margin	6.8%	10.9%
Capital expenditures *:
Asset acquisitions, primarily real estate, net of cash acquired	$—	$462.8	$(462.8)	n/m
Investment in real estate	866.5	855.2	11.3	1.3%
Recurring maintenance capital	9.9	10.5	(0.6)	(5.7)%
Total	$876.4	$1,328.5	$(452.1)	(34.0)%
Metrics information:
CSF*	4,165,000	3,819,000	346,000	9.1%
Leased rate*	85%	88%
Income per share - basic and diluted	$0.36	$—
Dividends declared per share	$1.92	$1.84

*	See “Key Operating Metrics” above for a definition of capital expenditures, CSF and leased rate.

Operations
As of December 31, 2019, we had approximately 1,000 customers (not including customers that have signed leases but have not begun occupying space), many of which have signed leases for multiple sites and multiple services, amenities and/or features. We generate recurring revenues from leasing colocation space and nonrecurring revenues from equipment sales and installation services. We provide customers with data center services pursuant to leases with initial terms ranging from three to ten years. As of December 31, 2019, the weighted average remaining term was 4.3 years based upon annualized rent. Lease expirations through 2022, excluding month-to-month leases, represent 28% of our total NRSF, or 42% of our aggregate annualized rent as of December 31, 2019. At the end of the lease term, customers may allow the contract to expire, sign a new lease or automatically renew pursuant to the terms of their lease. The automatic renewal period could be for varying lengths, depending on the terms of the contract, such as, for the original lease term, one year or month-to-month. As of December 31, 2019, 1% of our NRSF was subject to month-to-month leases.

Revenue

For the year ended December 31, 2019, revenue was $981.3 million, an increase of $159.9 million, or 19.5% compared to $821.4 million for the year ended December 31, 2018. Recurring rent churn of 4.9%, excluding a 0.4% impact related to a customer that terminated in 2016, for the year ended December 31, 2019 decreased by 0.1% as compared to 5.0% for the year ended December 31, 2018.

The revenue increase of $159.9 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018 is primarily due to the following:

•	$125.4 million increase in colocation rent primarily due to increases from existing and new customers, including a $36.1 million increase due to the acquisition of Zenium in August 2018;

•	$29.9 million decrease in colocation rent primarily due to rent churn in Houston, Dallas, Cincinnati and New York;

•
$34.8 million increase in metered power reimbursements primarily due to a $37.9 million increase from existing and new customers, including a $14.2 million increase due to the acquisition of Zenium in August 2018, offset in part by $3.1 million of rent churn;

•	$14.4 million increase in equipment sales and installation services primarily due to one significant customer;

•	$7.1 million increase in termination fees;

•	$6.3 million increase in interconnection revenue; and

•	$1.8 million increase in other revenue from managed services.

Operating Expenses

Property operating expenses

For the year ended December 31, 2019, property operating expenses were $383.4 million, an increase of $91.0 million, or 31.1%, compared to $292.4 million for the year ended December 31, 2018 primarily due to the following:

•	$44.1 million increase in property operating expenses primarily due to additional assets placed into service from development activities:

◦	$23.7 million increase in electricity primarily due to increases in usage and rates

◦	$11.2 million increase in repairs and maintenance

◦	$9.2 million increase in contract and security services

•	$23.9 million increase in property operating expenses as a result of the acquisition of Zenium in August 2018;

•
$11.9 million increase in rent expense for leased property and equipment primarily due to a $15.9 million increase from the implementation of the new accounting standard for leases offset in part by a $4.0 million decrease from lease expirations in 2018;

•	$11.4 million increase in equipment cost of sales;

•	$0.8 million increase in property taxes and other operating expense; offset in part by

•	$1.1 million decrease in other property operating expenses.

Sales and marketing

For the year ended December 31, 2019, sales and marketing expenses were $20.2 million, an increase of $0.6 million, or 3.1%, compared to $19.6 million for the year ended December 31, 2018 primarily related to increased payroll-related costs related to the acquisition of Zenium in August 2018.

General and administrative expenses

For the year ended December 31, 2019, general and administrative expenses were $83.5 million, an increase of $2.9 million, or 3.6%, compared to $80.6 million for the year ended December 31, 2018, primarily due to the following:

•	$4.4 million increase primarily due to the acquisition of Zenium in August 2018;

•	$1.7 million increase in legal and professional expenses due to expanding our business activities and lower capitalization under the new leasing standard;

•	$1.6 million increase in IT license support and maintenance; partially offset by

•	$2.2 million decrease due to a reduction in professional fees associated with implementing new accounting standards;

•	$2.0 million decrease for employee-related costs including stock compensation and severance related costs; and

•	$0.6 million decrease in other general and administrative expenses.

Depreciation and amortization expense

For the year ended December 31, 2019, depreciation and amortization expense was $417.7 million, an increase of $83.6 million, or 25.0%, compared to $334.1 million for the year ended December 31, 2018. This increase was primarily driven by $39.5 million related to the acquisition of Zenium in August 2018 and $47.9 million related to asset additions that were placed in service after the fourth quarter of 2018, offset in part by $3.8 million related to the derecognition of build-to-suit leases and their classification as operating leases under the new accounting standard for leases discussed in Note 4, Recently Issued Accounting Standards.

Non-Operating Income and Expenses

Interest expense, net

For the year ended December 31, 2019, interest expense, net was $82.0 million, a decrease of $12.7 million, or 13.4%, as compared to $94.7 million for the year ended December 31, 2018.

•	$16.1 million increase due to increases in debt balances as compared to the prior year period, offset in part by following;

•	$12.6 million decrease related to the cross-currency and interest rate swaps;

•	$8.5 million decrease due to higher capitalized interest resulting from increased development activity;

•	$7.3 million decrease due to finance leases that were derecognized under the new accounting standard for leases. See Note 4, Recently Issued Accounting Standards; and

•	$0.4 million decrease related to higher interest income.

Gain on marketable equity investment

For the year ended December 31, 2019, the gain on our marketable equity investment in GDS was $132.3 million, an increase of $122.4 million, as compared to $9.9 million for the year ended December 31, 2018. For the year ended December 31, 2019, the fair value increased 123.4%. For the year ended December 31, 2018, the fair value increased 2.5%. See Note 9, Equity Investments, related to our sale of a portion of our equity investment in GDS.

Loss on early extinguishment of debt

For the year ended December 31, 2019, loss on early extinguishment of debt was $71.8 million, primarily due to the Company's repayment of the $1.2 billion aggregate outstanding principal balance of existing senior notes upon the completion of a new senior notes offering in December 2019. For the year ended December 31, 2018, loss on early extinguishment of debt was $3.1 million, primarily due to the Company's repayment of the $900.0 million aggregate outstanding principal balance of its previous credit facility upon entering into a new senior unsecured credit agreement in March 2018.

Foreign currency and derivative losses, net

For the year ended December 31, 2019, Foreign currency and derivative losses, net were $7.5 million which was the result of a decrease in the fair value of the portion of our Euro/USD cross-currency swap that were not designated as hedges and changes in the fair value were immediately recognized in earnings. As of December 31, 2019, we have $290.9 million notional Euro/USD cross-currency swaps contracts for €261.1 million not designated and changes in the forward USD/Euro spot exchange rate will impact the fair value of these swaps. If the US dollar weakens versus the Euro, the fair value of the swap liability may increase and since these hedges are not designated, we may incur losses that would be immediately recognized in earnings.

Impairment loss on real estate

For the year ended December 31, 2019, impairment loss on real estate was $0.7 million, primarily due to an impairment loss on the South Bend - Monroe facility, which is being actively marketed for sale.

Income tax expense
For the year ended December 31, 2019, income tax benefit was $3.7 million, as compared to an income tax expense of $0.6 million for the year ended December 31, 2018 primarily related to the decrease in deferred tax liability related to the acquisition of Zenium in August 2018.

Results of Operations
Comparison of Years Ended December 31, 2018 and 2017

IN MILLIONS, except per share data
For the Year Ended December 31,	2018	2017	$ Change 2018 vs. 2017	% Change 2018 vs. 2017
Revenue:
Colocation rent	$684.7	$573.8	$110.9	19.3%
Metered power reimbursements	104.0	70.3	33.7	47.9%
Equipment sales	15.3	12.4	2.9	23.4%
Other revenue	17.4	15.5	1.9	12.3%
Total revenue	821.4	672.0	149.4	22.2%
Operating expenses:
Property operating expenses	292.4	235.1	57.3	24.4%
Sales and marketing	19.6	17.0	2.6	15.3%
General and administrative	80.6	67.0	13.6	20.3%
Depreciation and amortization	334.1	258.9	75.2	29.0%
Transaction, acquisition, integration and other related expenses	5.0	11.9	(6.9)	(58.0)%
Impairment losses	—	58.0	(58.0)	n/m
Total operating expenses	731.7	647.9	83.8	12.9%
Operating income	89.7	24.1	65.6	n/m
Interest expense	(94.7)	(68.1)	(26.6)	39.1%
Unrealized gain on marketable equity investment	9.9	—	9.9	n/m
Loss on early extinguishment of debt	(3.1)	(36.5)	33.4	(91.5)%
Net income (loss) before income taxes	1.8	(80.5)	82.3	n/m
Income tax expense	(0.6)	(3.0)	2.4	(80.0)%
Net income (loss)	$1.2	$(83.5)	$84.7	n/m
Operating gross margin	10.9%	3.6%
Capital expenditures *:
Asset acquisitions, primarily real estate, net of cash acquired	$462.8	$492.3	$(29.5)	(6.0)%
Investment in real estate	855.2	910.1	(54.9)	(6.0)%
Recurring maintenance capital	10.5	4.4	6.1	n/m
Total	$1,328.5	$1,406.8	$(78.3)	(5.6)%
Metrics information:
CSF*	3,819,000	3,267,000	552,000	17%
Leased rate*	88%	83%
Income (loss) per share - basic and diluted	$—	$(0.95)
Dividends declared per share	$1.84	$1.68

*	See “Key Operating Metrics” above for a definition of capital expenditures, CSF and leased rate.

Revenue

For the year ended December 31, 2018, revenue was $821.4 million, an increase of $149.4 million, or 22%, compared to $672.0 million for the year ended December 31, 2017. Fluctuations in revenue are dependent upon our ability to maintain our existing revenue base, sell new capacity, and maintain or increase rental rates at our properties. Rent churn of 5.0% for the year ended December 31, 2018 increased by 1.1% as compared to the 3.9% for the year ended December 31, 2017. Colocation square feet increased 17% for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Leased CSF as of December 31, 2018 was 88%, a 5% increase as compared to 83% as of December 31, 2017. The occupancy percentage increase is primarily related to data centers in the lease-up stage that moved into stabilized properties (which include data halls that have been in service for at least 24 months or are at least 85% leased) during the year ended December 31, 2018. The properties are located in Austin, Houston, Northern Virginia, Phoenix and San Antonio.

The revenue increase of $149.4 million in 2018, as compared to 2017 is primarily due to the following:

•
$144.2 million increase in revenue from existing and new customers including $96.9 million in colocation rent revenue, $28.3 million in metered power rent reimbursements and $6.8 million in interconnection revenue,

•
$27.7 million increase as a result of the timing of acquisitions for the year ended December 31, 2018, as compared to the year ended December 31, 2017, as we benefited in 2018 from a full year of revenue related to the acquisition of two data centers completed in February 2017 and the acquisition of Zenium which closed in August 2018 (see Note 7, Acquisitions and Purchases of Fixed Assets, for further information regarding acquisitions), and

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

General and administrative

For the year ended December 31, 2018, general and administrative expenses were $80.6 million, an increase of $13.6 million, or 20%, compared to $67.0 million for the year ended December 31, 2017 primarily due to the following:

•	$2.9 million increase in 2018 compared to 2017 as a result of the acquisitions of Sentinel and Zenium discussed previously,

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

Significant Balance Sheet Fluctuations

The table below relates to significant fluctuations in certain line items of our Consolidated Balance Sheets from December 31, 2018 to December 31, 2019 (in millions):

	December 31, 2019	December 31, 2018	Difference
Total investment in real estate, net	$4,710.3	$4,293.0	$417.3
Equity investments	135.1	198.1	(63.0)
Operating lease right-of-use ("ROU") assets, net	161.9	—	161.9
$1.7 Billion Revolving Credit Facility	615.0	143.0	472.0
Term Loans	1,100.0	1,300.0	(200.0)
Finance lease liabilities	31.8	156.7	(124.9)
Operating lease liabilities	195.8	—	195.8
Deferred tax liability	60.5	68.9	(8.4)
Additional paid in capital	3,202.0	2,837.4	364.6

The increase in total investment in real estate, net was primarily due to the continued development of data centers in Amsterdam, Austin, Dallas, Frankfurt, London, Northern Virginia, Phoenix, Raleigh-Durham, San Antonio and Santa Clara, less depreciation expense of $364.4 million. Land purchases for future development were made in Dublin, San Antonio, Santa Clara and Council Bluffs.

The decrease in equity investments was primarily due to the sale of 5.7 million GDS ADSs in April 2019. We continue to hold approximately 2.3 million GDS ADSs. This equity investment had a fair value of $118.7 million as of December 31, 2019. We did not receive any distributions related to our equity investment during the years ended December 31, 2019 or 2018.

The increase in operating lease ROU assets is due to the new accounting standard for leases. For more information, see Note 4, Recently Issued Accounting Standards and Note 6, Leases - As a Lessee.

The increase in borrowing under the $1.7 Billion Revolving Credit Facility was primarily due to borrowing under the U.S. and EUR revolvers to fund development and operations.

The decrease in the term loans was primarily due the repayment of $200.0 million of the 2023 Term Loan using the proceeds of the sale of GDS ADSs.

The decrease in finance lease liabilities and the increase in operating lease liabilities are due to the new accounting standard for leases. For more information, see Note 4, Recently Issued Accounting Standards and Note 6, Leases - As a Lessee.

The decrease in deferred tax liability is primarily related to the decrease in deferred tax liability related to the acquisition of Zenium in August 2018. For more information, see Note 19, Income Taxes.

The increase in additional paid in capital was primarily due to proceeds from sales of the Company's common stock pursuant to the New 2018 ATM Stock Offering Program.
Investing Activities
For the year ended December 31, 2019, capital expenditures were $876.4 million primarily related to the acquisition of land for future development and continued development in key markets, primarily in Amsterdam, Austin, Dallas, Frankfurt, London, Northern Virginia, Phoenix and Raleigh-Durham. Included in capital expenditures are land purchases of $54.7 million in Santa Clara, San Antonio, Dublin and Council Bluffs for future development. We also made a capital contribution of approximately $3.8 million to our investment in ODATA Brasil S.A. and ODATA Colombia S.A.S (collectively "ODATA").
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

Key Performance Indicators - Non-GAAP Financial Measures

In addition to amounts presented in accordance with GAAP, we also present certain supplemental non-GAAP financial measures related to our performance. These non-GAAP financial measures should not be construed as being more important than, or a substitute for, comparable GAAP financial measures. In compliance with SEC requirements, our non-GAAP financial measures presented herein are reconciled to net income (loss), the most directly comparable GAAP financial measure. Neither the SEC nor any regulatory body has passed judgment on these non-GAAP measurements.

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

We calculate FFO as net income (loss) computed in accordance with GAAP before real estate depreciation and amortization and impairment losses and loss on disposal of assets. While it is consistent with the definition of FFO promulgated by the National Association of Real Estate Investment Trusts ("NAREIT"), our computation of FFO may differ from the methodology for calculating FFO used by other REITs. Accordingly, our FFO may not be comparable to others.

We calculate Normalized FFO as FFO plus loss on early extinguishment of debt; gain on marketable equity investment; foreign currency and derivative losses, net; new accounting standards and regulatory compliance and the related system implementation costs; amortization of tradenames; transaction, acquisition, integration and other related expenses; severance and management transition costs; legal claim costs and other items as appropriate. We believe our Normalized FFO calculation provides a comparable measure between different periods. Other REITs may not calculate Normalized FFO in the same manner. Accordingly, our Normalized FFO may not be comparable to others.

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

On January 1, 2019, we adopted the new accounting standard with respect to leases, see Note 3, Summary of Significant Accounting Policies and Note 6, Leases - As a Lessee, to our audited consolidated financial statements for additional information. We have adopted the new standard using the modified retrospective transition method, where financial statement presentations prior to the date of adoption are not restated. Accordingly, all information related to periods prior to 2019 have not been adjusted, including non-GAAP measurements.

The following table reflects the reconciliation of GAAP net income (loss) to FFO and Normalized FFO for the years ended December 31, 2019, 2018 and 2017 (amounts in millions):

	Year Ended
	December 31,
	2019	2018	2017
Net income (loss)	$41.4	$1.2	$(83.5)
Real estate depreciation and amortization(1)	408.5	325.5	250.6
Impairment losses and loss on disposal of assets(1)	1.1	—	58.0
Funds from Operations ("FFO") - NAREIT defined	$451.0	$326.7	$225.1
Loss on early extinguishment of debt	71.8	3.1	36.5
Gain on marketable equity investment	(132.3)	(9.9)	—
Foreign currency and derivative losses, net	7.5	—	—
New accounting standards and regulatory compliance and the related system implementation costs	0.8	3.0	2.4
Amortization of tradenames(1)	1.3	1.7	1.4
Transaction, acquisition, integration and other related expenses(1)	8.4	4.8	11.9
Severance and management transition costs	(0.6)	2.3	0.5
Legal claim costs	1.1	0.6	1.1
Normalized Funds from Operations ("Normalized FFO")	$409.0	$332.3	$278.9
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

We calculate NOI as net income (loss), adjusted for sales and marketing expenses, general and administrative expenses, depreciation and amortization expenses, transaction, acquisition, integration and other related expenses, interest expense, net, gain on marketable equity investment, loss on early extinguishment of debt, impairment losses, foreign currency and derivative losses, net, other expense, income tax (benefit) expense and other items as appropriate. Amortization of deferred leasing costs is presented in depreciation and amortization expenses, which is excluded from NOI. Sales and marketing expenses are not property-specific, rather these expenses support our entire portfolio. As a result, we have excluded these sales and marketing expenses from our NOI calculation, consistent with the treatment of general and administrative expenses, which also support our entire portfolio. Because the calculation of NOI excludes various expenses, the utility of NOI as a measure of our performance is limited. Other REITs may not calculate NOI in the same manner. Accordingly, our NOI may not be comparable to others. Therefore, NOI should be considered only as a supplement to net income (loss) presented in accordance with GAAP as a measure of our performance. NOI should not be used as a measure of our liquidity or as indicative of funds available to fund our cash needs, including our ability to make distributions. NOI also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

The following table reflects the reconciliation of Net Income (Loss) to NOI for the years ended December 31, 2019, 2018 and 2017:

	Year Ended
	December 31,
	2019	2018	2017
Net Income (Loss)	$41.4	$1.2	$(83.5)
Sales and marketing expenses	20.2	19.6	17.0
General and administrative expenses	83.5	80.6	67.0
Depreciation and amortization expenses	417.7	334.1	258.9
Transaction, acquisition, integration and other related expenses	8.8	5.0	11.9
Interest expense, net	82.0	94.7	68.1
Gain on marketable equity investment	(132.3)	(9.9)	—
Loss on early extinguishment of debt	71.8	3.1	36.5
Impairment losses	0.7	—	58.0
Foreign currency and derivative losses, net	7.5	—	—
Other expense	0.3	—	—
Income tax (benefit) expense	(3.7)	0.6	3.0
Net Operating Income	$597.9	$529.0	$436.9

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

During the fourth quarter of 2018, the Board authorized us to enter into sales agreements pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate sales price of up to $750.0 million (the “New 2018 ATM Stock Offering Program”). The New 2018 ATM Stock Offering Program replaced our prior at-the-market stock offering program. For the year ended December 31, 2019, we sold approximately 6.5 million shares of our common stock under the New 2018 ATM Stock Offering Program, generating net proceeds of approximately $355.6 million, net of sales commissions, underwriting discounts and estimated expenses of $4.3 million. As of December 31, 2019, there was approximately $290.1 million under the New 2018 ATM Stock Offering Program available for future offerings.
During the fourth quarter of 2019, CyrusOne Inc. entered into a forward sale agreement with a financial institution acting as forward purchaser under the New 2018 ATM Stock Offering Program with respect to 1.6 million shares of its common stock at an initial forward price of $61.67 per share. The Company has twelve months to settle the forward sale agreement. The Company did not receive any proceeds from the sale of its common shares by the forward purchasers. The Company currently expects to fully physically settle the forward equity sale agreement and receive cash proceeds upon one or more settlement dates at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreement in November 2020, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreement multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the agreement. We have not settled any portion of this forward equity sale agreement as of the date of this filing.

Our total common stock issuance for the year ended December 31, 2019 was $357.2 million which included $355.6 million under the New 2018 ATM Stock Offering Program and $1.6 million related to employee stock purchases and stock options exercised.
As of December 31, 2019, the total number of outstanding shares of common stock was approximately 114.8 million.
Short-term Liquidity
Our short-term liquidity requirements primarily consist of operating, sales and marketing, and general and administrative expenses, dividend payments and recurring capital expenditures for our data center properties. We generally expect to meet these requirements from our cash flow from operations, cash balances and availability under our $1.7 Billion Revolving Credit Facility. For the year ended December 31, 2019, our cash provided by operating activities was $365.7 million. This was more than our dividend payment for the year ended December 31, 2019 of $210.4 million.

Available capacity under the $3.0 Billion Credit Facility as of December 31, 2019 was $1,076.8 million related to the $1.7 Billion Revolving Credit Facility. Total liquidity as of December 31, 2019 was approximately $1,153.2 million, which included the $1,076.8 million available revolver capacity and cash and cash equivalents of $76.4 million. For the year ended December 31, 2019, we had borrowings of $615.0 million under the $1.7 Billion Revolving Credit Facility. For the year ended December 31, 2018, we had borrowings of $143.0 million under the $1.7 Billion Revolving Credit Facility.

In January 2020, CyrusOne LP and CyrusOne Finance Corp. closed their previously announced offering of €500.0 million aggregate principal amount of 1.450% Senior Notes due 2027. See Note 23, Subsequent Event.
Long-term Liquidity

Our long-term liquidity requirements primarily consist of our capital expenditures for the development and acquisition of our data centers. For the year ended December 31, 2019, our cash capital expenditures were $876.4 million. Our capital expenditures are primarily discretionary, excluding leases under contract, and have been utilized to expand our existing data center properties, acquire or construct new facilities. We intend to continue to develop and expand properties and are prepared to commit additional resources to support this growth. We expect our total estimated capital expenditures for 2020 to be between $750.0 million and $850.0 million. We expect to meet our long-term liquidity requirements, including potential acquisitions, from cash and cash equivalents, cash flows from our operations, issuances of debt and equity securities, and borrowings under our $1.7 Billion Revolving Credit Facility.

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

As of December 31, 2019, all of our outstanding debt matures from March 2023 to November 2029, with a weighted average of 5.2 years to maturity. We expect to refinance these debts at or before their maturities, or retire the debt from the sources described in this section. Our interest rate mix was 51% fixed and 49% floating.

In addition to the sources of capital described herein, we have access to other potential sources of capital including mortgage financing, property dispositions and proceeds from contributions and partial sale of properties into joint ventures.
Material Terms of Our Indebtedness

See Note 12, Debt, for the material terms of our indebtedness under the $3.0 Billion Credit Facility and our 2024 Notes and 2029 Notes.

Cash Flows
Our primary sources of cash during 2019 were earnings from our operations, net proceeds from our $3.0 Billion Credit Facility, and net proceeds from the issuances of common stock, 2024 Notes and 2029 Notes. Our primary uses of cash during 2019 were capital expenditures for the development of real estate, funding our operations and payment of dividends.
The following table summarizes our cash flows for the years ended December 31, 2019, 2018 and 2017.

IN MILLIONS
For the year ended December 31,	2019	2018	2017
Cash provided by operations	$365.7	$309.3	$289.5
Cash used in investing activities	(679.9)	(1,341.1)	(1,506.8)
Cash provided by financing activities	324.8	944.7	1,354.6
Comparison of Years Ended December 31, 2019 and 2018

Cash provided by operating activities for the year ended December 31, 2019 was $365.7 million compared to $309.3 million for the year ended December 31, 2018. The increase of $56.4 million was due to the following:

•	Increases in net cash provided by operating activities of $98.5 million primarily due to the following:

◦	$68.9 million increase due to a $159.9 million increase in revenue offset in part by a $91.0 million increase in property operating expenses;

◦	$10.7 million decrease in prepaid expenses;

◦	$3.1 million decrease in deposits;

◦	$2.9 million increase in other liabilities; and

◦	$12.9 million decrease in all other payments over the corresponding prior year period, partially offset by,

•	Decreases in net cash provided by operating activities of $42.1 million primarily due to the following:

◦	$18.9 million decrease in deferred revenue and prepaid rents;

◦	$7.6 million of increased interest payments;

◦	$6.0 million increase in rent and other receivables;

◦	$5.7 million increased property tax payments;

◦	$3.8 million decrease in accounts payable and accrued expenses; and

◦	$0.1 million increase in bonus payments.

Cash used in investing activities for the year ended December 31, 2019 was $679.9 million compared to $1.3 billion for the year ended December 31, 2018. Substantially all of our investing activity for both periods related to our development and acquisition activities. Our capital expenditures for 2019 of $876.4 million primarily related to the acquisition of land for future development and continued development in key markets, primarily in Amsterdam, Austin, Dallas, Frankfurt, London, Northern Virginia, Phoenix and Raleigh-Durham. Included in capital expenditures are land purchases of $54.7 million in Santa Clara, San Antonio, Dublin, and Council Bluffs for future development. We also made a capital contribution of approximately $3.8 million to our ODATA investment. These investment outflows were partially offset by proceeds of $199.0 million from the sale of 5.7 million ADSs from our GDS investment and proceeds from the sale of real estate assets of $1.3 million. Our capital expenditures for 2018 included the acquisition of Zenium for $462.8 million. In addition, 2018 capital expenditures included $865.7 million related primarily to the continued development in key markets, primarily Chicago, Northern Virginia, Dallas and Somerset.

Cash provided by financing activities for the year ended December 31, 2019 was $324.8 million compared to $944.7 million for the year ended December 31, 2018. The decrease of $619.9 million was due to the following:

•
$1,300.0 million decrease in proceeds from the unsecured term loan. In 2018, $1,300.0 million was borrowed from the new $3.0 billion credit facility to fully retire the previous credit facility. There were no term loan proceeds during 2019;

•	$1,200.0 repayment of the Old 2024 Notes and Old 2027 Notes in December 2019;

•
$342.4 million decrease in proceeds from the issuance of common stock primarily due to the New 2018 ATM Stock Offering Program. The Company issued 6.5 million shares in 2019 and 12.2 million shares in 2018 under its at-the-market stock offering programs;

•	$72.0 million increase in the payment of debt extinguishment costs for the 2024 Notes and 2027 Notes;

•	$31.6 million decrease in proceeds from the revolving credit facility;

•	$29.3 million increase in dividend payments due to the increase in the number of common shares outstanding and dividend rate;

•	$9.4 million increase in the payment of deferred financing costs related to the 2024 Notes and 2029 Notes, and

•	$4.1 million increase in tax payments on the exercise of equity awards, partially offset by,

•	$1,197.4 million increase in net proceeds from the issuance of the 2024 Notes and 2029 Notes;

•
$700.0 million decrease in payments of unsecured term loan. In 2019, $200.0 million in proceeds from the sale of our equity investment in GDS were used to pay off a portion of the 2023 Term Loan. In 2018, the $900.0 million balance of the previous credit facility was fully retired with proceeds from the new $3.0 Billion Credit Facility;

•	$464.9 million decrease in the payments on the revolving credit facility; and

•	$6.6 million decrease in payments on finance lease obligations.

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

During the year ended December 31, 2017, cash provided by financing activities was due to proceeds from the issuance of senior notes of $1,217.8 million, issuance of common stock, net of issuance costs, of $705.7 million and net borrowings under the credit facility of $115.0 million. Cash used in financing activities during the year ended December 31, 2017 was due to the repurchase and redemption of the 2022 Notes of $474.8 million and payment of debt extinguishment of $30.4 million, payment of debt issuance costs relating to the issuance of the Old 2024 Notes and the Old 2027 Notes of $19.0 million, dividends paid to stockholders of $145.7 million, tax payments upon the exercise of equity awards of $6.9 million and other items of $7.1 million.

Contractual Obligations
The following contractual obligations table summarizes our contractual obligations as of December 31, 2019:

IN MILLIONS	Total	< 1 Year	1-3 Years	3-5 years	Thereafter
2024 Notes(1)	$600.0	$—	$—	$600.0	$—
2029 Notes(1)	600.0	—	—	—	600.0
Revolving credit facility	615.0	—	615.0	—	—
Term loans(1)	1,100.0	—	—	800.0	300.0
Finance lease liabilities	31.8	3.4	4.7	1.5	22.2
Interest payments on senior notes, credit agreement, finance lease liabilities and operating lease liabilities(2)	573.6	104.0	202.5	117.7	149.4
Construction commitments and purchase obligations(3)	307.3	304.1	3.2	—	—
Operating lease liabilities and other liabilities(4)	196.0	15.3	30.6	21.7	128.4
Total(5)	$4,023.7	$426.8	$856.0	$1,540.9	$1,200.0

(1)	Represents the principal portion of the 2024 Notes, 2029 Notes and Term Loans.

(2)
Includes contractual interest payments on the 2024 Notes, 2029 Notes, $3.0 Billion Credit Facility, finance lease liabilities and operating lease liabilities assuming no early payment of debt in future periods and the exercise of the one-year extension option on the $1.7 Billion Revolving Credit Facility.

(3)
We have issued purchase orders for construction related activities. CyrusOne has non-cancellable purchase commitments related to certain services and contracts related to construction of data center facilities and equipment. These agreements range from one to two years and provide for payments for early termination or require minimum payments for the remaining term.

(4)	Represents operating lease liabilities of $195.8 million for leased data centers where we are deemed the accounting owner, and asset retirement obligations of $0.2 million.

(5)
Employment contracts have been excluded from this table for the Company's named executive officers as the Company's definitive proxy statement and other filings with the SEC contain more information with respect to those agreements. All other employees are subject to at-will employment.

The contractual obligations table is presented as of December 31, 2019. The amount of these obligations can be expected to change over time as new contracts are initiated and existing contracts are completed, terminated or modified.
Contingencies
We are periodically involved in litigation, claims and disputes. Liabilities are established for these claims when losses associated with these matters are judged to be probable and the loss can be reasonably estimated. Based on information currently available, consultation with counsel and established reserves, management believes the outcome of all claims will not individually, nor in the aggregate, have a material effect on our financial position, results of operations or cash flows. For the year ended December 31, 2019, we were not involved in any material lawsuits that required us to recognize an expense.
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
Also as a part of our normal course of business we procure certain data center equipment (generally generators and power distribution units) and electricity power under purchase commitments, where we would be required to purchase certain minimum volumes. In general, we expect to manage these contracts such that the committed volume levels are below our current requirements and at prices that are below current spot market prices. However, if our requirements were to decrease or the spot market prices were to decrease, we could be obligated to complete the remaining minimum purchase commitments, holding the excess equipment for future development or disposing at then current prices. As of December 31, 2019, our aggregate commitments under these contracts is approximately $89.9 million.

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
As of December 31, 2019, we had approximately $1.2 billion of contractually outstanding consolidated debt at a weighted average fixed interest rate of approximately 2.66% and $1.7 billion of amounts outstanding under credit facilities with a weighted average variable interest rate of monthly LIBOR plus 1.29%. As of December 31, 2018, we had approximately $1.2 billion of contractually outstanding consolidated debt at a weighted average fixed interest rate of approximately 5.16% and $1.4 billion of amounts outstanding under credit facilities with a weighted average variable interest rate of monthly LIBOR plus 1.21%. Monthly LIBOR as of December 31, 2019 and 2018 was 1.80% and 2.53%, respectively. In August 2019, we entered into swaps on $500.0 million of our 2023 Term Loan variable interest rate of 1-month USD LIBOR in exchange for 1-month EUR LIBOR which was 0.0% as of December 31, 2019.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments are traded or are otherwise terminated prior to maturity. However, interest rate changes will affect the fair value of our fixed rate instruments.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. We are exposed to interest rate changes primarily as a result of our variable rate debt we incur on our senior unsecured credit agreement and our consolidated cash investments. As of December 31, 2019 and 2018, our floating rate debt outstanding was $1,715.0 million and $1,443.0 million, respectively. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures as of December 31, 2019 and 2018 (amounts in millions, where positive amounts reflect an increase in net income and bracketed amounts reflect a decrease in net income):
Variable rate credit facilities expense:

	2.0%	1.5%	1.0%	0.5%
As of December 31, 2019	$(34.3)	$(25.7)	$(17.2)	$(8.6)
As of December 31, 2018	$(28.9)	$(21.6)	$(14.4)	$(7.2)

Floating rate interest income was $1.3 million for the year ended December 31, 2019, and not significant for the year ended December 31, 2018.

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

The following table sets forth the carrying value and fair value face amounts, maturity date and average interest rates at December 31, 2019, for our fixed-rate and variable-rate debt, excluding capital leases and other financing arrangements:

IN MILLIONS	2020	2021	2022	2023	2024	Thereafter	Total Carrying Value	Total Fair Value
Fixed-rate debt (2024 Notes)	—	—	—	—	$599.2	—	$599.2	$602.1
Average interest rate on fixed-rate debt	—	—	—	—	2.900%	—
Fixed-rate debt (2029 Notes)	—	—	—	—	—	$598.2	$598.2	$603.1
Average interest rate on fixed-rate debt	—	—	—	—	—	3.450%
Variable-rate debt (2023 Term Loan)	—	—	—	$800.0	—	—	$800.0	$800.0
Average interest rate on variable-rate debt	—	—	—	3.150%	—	—
Variable-rate debt (2025 Term Loan)	—	—	—	—	—	$300.0	$300.0	$300.0
Average interest rate on variable-rate debt	—	—	—	—	—	3.450%
USD loan (2023 Revolving Credit Facility)	—	—	—	$555.0	—	—	$555.0	$555.0
Average interest rate on variable-rate debt	—	—	—	2.970%	—	—
Euro loan (2023 Revolving Credit Facility)	—	—	—	$33.6	—	—	$33.6	$33.6
Average interest rate on variable-rate debt	—	—	—	1.200%	—	—
GBP loan (2023 Revolving Credit Facility)	—	—	—	$26.4	—	—	$26.4	$26.4
Average interest rate on variable-rate debt	—	—	—	1.910%	—	—

The fair values of our 2024 Notes and 2029 Notes as of December 31, 2019, and Old 2024 Notes and Old 2027 Notes as of December 31, 2018 were based on the quoted market prices for these notes, which is considered Level 1 of the fair value hierarchy. The fair value of the GDS equity investment as of December 31, 2019 was based on the quoted market price for the stock which is considered Level 1 of the fair value hierarchy. The carrying value of the $3.0 Billion Revolving Credit Facility, the 2023 Term Loan and the 2025 Term Loan approximates estimated fair value as of December 31, 2019, due to the floating rate nature of the interest rates and the stability of our credit ratings. These fair value measurements are considered Level 3 of the fair value hierarchy.
Interest Rate Swaps

On September 3, 2019, the Company entered into a floating-fixed interest rate swap agreement to convert $300.0 million outstanding of term loan to 1.19% fixed rate debt. The hedge is designed to reduce the Company's exposure to fluctuations in interest rates. We had not entered into any interest rate swaps for the year ended December 31, 2018.
Foreign Currency Risk
As a result of our expansion outside of the United States, including the Zenium acquisition, we have foreign operations in Germany, The Netherlands, United Kingdom, Singapore and the Republic of Ireland that expose us to risk from the effects of exchange rate movements of respective foreign currencies, which may affect future costs and cash flows. Foreign currency risk is the possibility that our results of operations or financial position could be affected by changes in exchange rates. Our exposure to foreign currency primarily relates to our foreign currency denominated in British pound sterling and Euro, included within Total investment in real estate, net, which was $985.1 million and $644.6 million as of December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, our foreign currency translation adjustment included within stockholders’ equity was an increase of $11.8 million and a decrease of $10.9 million, respectively.
As a result of our expansion into foreign countries primarily in Europe, our exposure to foreign currency increased in the year ended December 31, 2019 as compared to the year ended December 31, 2018, and is expected to further increase, primarily related to British pound sterling and Euro. We could mitigate future investment and operational foreign currency exposure by borrowing under our $3.0 Billion Credit Facility in the particular foreign currency, subject to availability and applicable borrowing conditions. However, we would expect to incur foreign currency transaction gains and losses, which would impact our consolidated net income, and translation of financial statements from the foreign functional currency to U.S. dollars, which would be included in other comprehensive income or loss and stockholders’ equity. As of December 31, 2019, we have outstanding borrowings under our $1.7 Billion Revolving Credit Facility of $26.4 million which is denominated in British pound sterling and $33.6 million which is denominated in Euros. See Note 12, Debt, for further information.
In 2019, the Company entered into cross-currency swaps whereby the Company pays floating interest rate and receives floating interest rate to hedge the variability of future cash flows attributable to changes in the 1-month USD LIBOR versus EUR LIBOR rates (a pay-floating, receive-floating interest rate swap). As of December 31, 2018, our exposure to foreign currency was not significant, and we had not entered into cross-currency swaps.

As of December 31, 2019, the Company has the following cross-currency contracts:

•	EUR/USD contracts to sell $446.8 million and purchase €401.1 million maturing in January 2020 representing a fair value liability of $3.7 million.

•	EUR/USD contracts to sell $500.0 million and purchase €450.7 million maturing in March 2023 representing a fair value liability of $7.7 million.

The pay-floating, receive-floating interest rate swap payments are recognized in interest expense, net in the Consolidated Statements of Operations. The Company recognized a $7.5 million loss on cross-currency contracts for the year ended December 31, 2019, which are recognized in Foreign currency and derivative losses, net in the Consolidated Statements of Operations.
Commodity Price Risk
Certain of our operating costs are subject to price fluctuations caused by the volatility of the underlying commodity prices, including electricity used in our data center operations, and building materials, such as steel and copper, used in the construction of our data centers. In addition, the lead time to purchase certain equipment for our data centers is substantial which could result in increased costs for these construction projects. In addition, we have entered into several contracts to purchase electricity. As of December 31, 2019 and December 31, 2018, these contracts represented less than our forecasted usage.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of CyrusOne Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CyrusOne Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 4 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases, using the modified retrospective approach, and effective January 1, 2018, the Company adopted FASB Accounting Standards Update 2016-01, Financial Instruments - Overall, using the modified retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impairment Losses and Investment in Real Estate - Refer to Note 3 and 8 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of its Investment in Real Estate for impairment involves an initial assessment of each real estate asset to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of real estate assets are no longer recoverable.
The Company makes significant assumptions to evaluate real estate assets for possible indications of impairment. Changes in these assumptions could have a significant impact on the real estate assets identified for further analysis. For the year ended December 31, 2019, the company recognized approximately $0.7 million of impairment loss on real estate assets.

We identified the determination of impairment indicators for real estate assets as a critical audit matter because of the significant assumptions management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of real estate assets may not be recoverable. This required a high degree of auditor judgment when performing audit procedures to evaluate whether management appropriately identified impairment indicators.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s evaluation of Investment in Real Estate for indicators of impairment included the following, among others:

•	We tested the effectiveness of controls related to the identification of impairment indicators for Investments in Real Estate.

•
We evaluated management’s assumptions regarding the identification of events or circumstances indicating the carrying amount of a real estate investment may not be recoverable and compared the assumptions to Company documentation and external sources.

•
We performed site visits at select properties during which we inquired with the property manager of the site regarding the occurrence of any event that may have significantly affected the property's value and observed the overall condition of the premises based on the physical inspection for any signs of deterioration or other indicators of impairment.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 20, 2020
We have served as the Company's auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of CyrusOne Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CyrusOne Inc. (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 20, 2020, expressed an unqualified opinion on those financial statements, and includes an explanatory paragraph regarding the adoption of the FASB Accounting Standards Update 2016-02, Leases, and FASB Accounting Standards Update 2016-01, Financial Instruments - Overall.
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

/s/ Deloitte & Touche LLP
Dallas, Texas
February 20, 2020

CYRUSONE INC.
Consolidated Balance Sheets

IN MILLIONS, except share and per share amounts
As of December 31,	2019	2018
Assets
Investment in real estate:
Land	$147.6	$118.5
Buildings and improvements	1,761.4	1,677.5
Equipment	3,028.2	2,630.2
Gross operating real estate	4,937.2	4,426.2
Less accumulated depreciation	(1,379.2)	(1,054.5)
Net operating real estate	3,558.0	3,371.7
Construction in progress, including land under development	946.3	744.9
Land held for future development	206.0	176.4
Total investment in real estate, net	4,710.3	4,293.0
Cash and cash equivalents	76.4	64.4
Rent and other receivables (net of allowance for doubtful accounts of $1.8 and $1.7 as of December 31, 2019 and December 31, 2018, respectively)	291.9	234.9
Restricted cash	1.3	—
Operating lease right-of-use assets, net	161.9	—
Equity investments	135.1	198.1
Goodwill	455.1	455.1
Intangible assets (net of accumulated amortization of $207.5 and $166.9 as of December 31, 2019 and December 31, 2018, respectively)	196.1	235.7
Other assets	113.9	111.3
Total assets	$6,142.0	$5,592.5
Liabilities and equity
Debt	$2,886.6	$2,624.7
Finance lease liabilities	31.8	156.7
Operating lease liabilities	195.8	—
Construction costs payable	176.3	195.3
Accounts payable and accrued expenses	122.7	121.3
Dividends payable	58.6	51.0
Deferred revenue and prepaid rents	163.7	148.6
Deferred tax liability	60.5	68.9
Other liabilities	11.4	—
Total liabilities	3,707.4	3,366.5
Commitment and contingencies
Stockholders' equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 114,808,898 and 108,329,314 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	1.1	1.1
Additional paid in capital	3,202.0	2,837.4
Accumulated deficit	(767.3)	(600.2)
Accumulated other comprehensive loss	(1.2)	(12.3)
Total stockholders’ equity	2,434.6	2,226.0
Total liabilities and equity	$6,142.0	$5,592.5

The accompanying notes are an integral part of the consolidated financial statements.

CYRUSONE INC.
Consolidated Statements of Operations

IN MILLIONS, except per share data
For the Year Ended December 31,	2019	2018	2017
Revenue	$981.3	$821.4	$672.0
Operating expenses:
Property operating expenses	383.4	292.4	235.1
Sales and marketing	20.2	19.6	17.0
General and administrative	83.5	80.6	67.0
Depreciation and amortization	417.7	334.1	258.9
Transaction, acquisition, integration and other related expenses	8.8	5.0	11.9
Impairment losses	0.7	—	58.0
Total operating expenses	914.3	731.7	647.9
Operating income	67.0	89.7	24.1
Interest expense, net	(82.0)	(94.7)	(68.1)
Gain on marketable equity investment	132.3	9.9	—
Loss on early extinguishment of debt	(71.8)	(3.1)	(36.5)
Foreign currency and derivative losses, net	(7.5)	—	—
Other expense	(0.3)	—	—
Net income (loss) before income taxes	37.7	1.8	(80.5)
Income tax benefit (expense)	3.7	(0.6)	(3.0)
Net income (loss)	$41.4	$1.2	$(83.5)
Weighted average number of common shares outstanding - basic	112.1	99.8	88.9
Weighted average number of common shares outstanding - diluted	112.5	100.4	88.9
Income (loss) per share - basic	$0.36	$—	$(0.95)
Income (loss) per share - diluted	$0.36	$—	$(0.95)
The accompanying notes are an integral part of the consolidated financial statements.

CYRUSONE INC.
Consolidated Statements of Comprehensive Income (Loss)

IN MILLIONS
For the Year Ended December 31,	2019	2018	2017
Net income (loss)	$41.4	$1.2	$(83.5)
Other comprehensive income (loss):
Foreign currency translation adjustment	11.8	(10.9)	(0.1)
Net loss on cash flow hedging instruments	(0.7)	—	—
Unrealized gain on equity investment	—	—	75.6
Comprehensive income (loss)	$52.5	$(9.7)	$(8.0)
The accompanying notes are an integral part of the consolidated financial statements.

CYRUSONE INC.
Consolidated Statements of Equity

IN MILLIONS	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of January 1, 2017	83.5	$0.8	$1,412.3	$(249.8)	$(1.3)	$1,162.0
Net loss	—	—	—	(83.5)	—	(83.5)
Issuance of common stock, net	12.8	0.2	705.5	—	—	705.7
Stock-based compensation expense	(0.1)	—	14.7	—	—	14.7
Tax payment upon exercise of equity awards	(0.1)	—	(6.9)	—	—	(6.9)
Foreign currency translation adjustment	—	—	—	—	(0.1)	(0.1)
Unrealized gain on equity investment	—	—	—	—	75.6	75.6
Dividends declared, $1.68 per share	—	—	—	(153.6)	—	(153.6)
Balance as of December 31, 2017	96.1	$1.0	$2,125.6	$(486.9)	$74.2	$1,713.9
Adoption of accounting standards:
Revenue recognition, cumulative modified retrospective	—	—	—	0.3	—	0.3
Financial instruments (equity investment), cumulative adjustment	—	—	—	75.6	(75.6)	—
Net income	—	—	—	1.2	—	1.2
Issuance of common stock, net	12.3	0.1	699.5	—	—	699.6
Stock-based compensation expense	—	—	17.5	—	—	17.5
Tax payment upon exercise of equity awards	(0.1)	—	(5.2)	—	—	(5.2)
Foreign currency translation adjustment	—	—	—	—	(10.9)	(10.9)
Dividends declared, $1.84 per share	—	—	—	(190.4)	—	(190.4)
Balance as of December 31, 2018	108.3	$1.1	$2,837.4	$(600.2)	$(12.3)	$2,226.0
Adoption of accounting standards:
Impact of adoption of ASU 2016-02 related to leases (See Note 4)	—	—	—	9.5	—	9.5
Net income	—	—	—	41.4	—	41.4
Issuance of common stock, net	6.5	—	357.2	—	—	357.2
Stock-based compensation expense	—	—	16.7	—	—	16.7
Tax payment upon exercise of equity awards	—	—	(9.3)	—	—	(9.3)
Foreign currency translation adjustment	—	—	—	—	11.8	11.8
Net loss on cash flow hedging instruments	—	—	—	—	(0.7)	(0.7)
Dividends declared, $1.92 per share	—	—	—	(218.0)	—	(218.0)
Balance at December 31, 2019	114.8	$1.1	$3,202.0	$(767.3)	$(1.2)	$2,434.6
The accompanying notes are an integral part of the consolidated financial statements.

CYRUSONE INC.
Consolidated Statements of Cash Flows

IN MILLIONS
For the Year Ended December 31,	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$41.4	$1.2	$(83.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	417.7	334.1	258.9
Provision for bad debt expense	1.7	2.6	0.2
Unrealized gain on marketable equity investment	(65.6)	(9.9)	—
Realized gain on marketable equity investment	(66.7)	—	—
Foreign currency and derivative losses, net	7.5	—	—
Proceeds from swap terminations	3.6
Loss on asset disposals	0.4	—	—
Impairment loss on real estate	0.7	—	58.0
Loss on early extinguishment of debt	71.8	3.1	36.5
Interest expense amortization, net	5.0	4.0	4.2
Stock-based compensation expense	16.7	17.5	14.7
Deferred income tax benefit	(7.5)	—	—
Operating lease cost	20.3	—	—
Other	0.2	(0.6)	1.5
Change in operating assets and liabilities:
Rent and other receivables, net and other assets	(74.2)	(80.2)	(64.3)
Accounts payable and accrued expenses	(0.8)	3.0	29.3
Deferred revenue and prepaid rents	15.6	34.5	34.0
Operating lease liabilities	(22.1)	—	—
Net cash provided by operating activities	365.7	309.3	289.5
Cash flows from investing activities:
Investment in real estate	(876.4)	(865.7)	(914.5)
Asset acquisitions, primarily real estate, net of cash acquired	—	(462.8)	(492.3)
Proceeds from sale of equity investments	199.0	—	—
Equity investments	(3.8)	(12.6)	(100.0)
Proceeds from the sale of real estate assets	1.3	—	—
Net cash used in investing activities	(679.9)	(1,341.1)	(1,506.8)
Cash flows from financing activities:
Issuance of common stock, net	357.2	699.6	705.7
Dividends paid	(210.4)	(181.1)	(145.7)
Proceeds from revolving credit facility	656.7	688.3	1,037.3
Repayments of revolving credit facility	(182.5)	(647.4)	(1,275.0)
Proceeds from unsecured term loan	—	1,300.0	350.0
Repayments of unsecured term loan	(200.0)	(900.0)	—
Proceeds from senior notes	1,197.4	—	1,217.8
Repayments of senior notes	(1,200.0)	—	(474.8)
Payment of debt extinguishment costs	(72.0)	—	(30.0)
Payment of deferred financing costs	(9.4)	—	(16.7)
Payments on finance lease liabilities	(2.9)	(9.5)	(9.8)
Interest paid by lenders on issuance of the senior notes	—	—	2.7
Tax payment upon exercise of equity awards	(9.3)	(5.2)	(6.9)
Net cash provided by financing activities	324.8	944.7	1,354.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.7	(0.4)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	13.3	(87.5)	137.3
Cash, cash equivalents and restricted cash at beginning of period	64.4	151.9	14.6
Cash, cash equivalents and restricted cash at end of period	$77.7	$64.4	$151.9
Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized of $32.9 million, $24.4 million and $17.0 million in 2019, 2018 and 2017, respectively	$123.0	$115.4	$68.8
Cash paid for income taxes	3.5	3.4	2.2
Non-cash investing and financing activities:
Construction costs payable	176.3	195.3	115.5
Dividends payable	58.6	51.0	41.8
The accompanying notes are an integral part of the consolidated financial statements.

CYRUSONE INC.
Notes to Consolidated Financial Statements

1. Description of Business
CyrusOne Inc., together with CyrusOne GP (the "General Partner"), a wholly-owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. wholly owns CyrusOne LP (the "Operating Partnership") and the subsidiaries of the Operating Partnership (collectively, “CyrusOne”, “we”, “us”, “our”, and the “Company”) is an owner, operator and developer of enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. As of December 31, 2019, all of the issued and outstanding Operating Partnership units of CyrusOne LP are owned, directly or indirectly, by the Company. Our customers operate in a number of industries, including information technology, financial services, energy, oil and gas, mining, medical, research and consulting services, and consumer goods and services. We currently operate 49 data centers, including two recovery centers, located in the United States, United Kingdom, Germany and Singapore.
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

In a business combination, we retain the previous lease classification unless there is a lease modification and that modification is not accounted for as a separate new lease. We elected to apply the short-term lease measurement and recognition exemption available under the new accounting standard for leases (discussed below in Note 4, Recently Issued Accounting Standards) to leases that have a remaining lease term of 12 months or less at the acquisition date, and accordingly, do not recognize an intangible asset if the terms of an operating lease are favorable relative to market terms, or a liability if the terms are unfavorable relative to market terms. Leasehold improvements are amortized over the shorter of the useful life of the assets and the remaining lease term at the date of acquisition.
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
Impairment Losses
When events or circumstances indicate that the carrying amount of a real estate investment may not be recoverable, we review the carrying value of the asset. When such impairment indicators exist, we review an estimate of the undiscounted future cash flows expected to result from the use of the real estate investment and proceeds from its eventual disposition and compare such amount to the carrying amount of the real estate investment. If our undiscounted cash flows indicate that we are unable to recover the carrying value of the real estate investment, an impairment loss is recognized. An impairment loss is measured as the amount by which the real estate investment's carrying value exceeds its estimated fair value. We recognized an impairment loss of $0.7 million for the year ended December 31, 2019 on our South Bend - Monroe facility. We did not record any impairment losses for the year ended December 31, 2018. We recognized impairment losses of $58.0 million for the year ended December 31, 2017 related to our leased data center facilities in the Connecticut markets and our leased facility in Singapore.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities of three months or less. Restricted cash includes cash equivalents restricted by contract or regulation, including letters of credit.
Equity Investments

We hold investments in various joint ventures where the Company evaluates its ability to influence the operating or financial decisions of the investee in applying the appropriate method of accounting for such investments. Influence tends to be more effective as the investor's percent of ownership in the voting rights of the investee increases. Our equity investments represent less than 20% of the voting rights of the investees and we do not exercise influence over the investee's operating and financial decisions. Accordingly, we do not account for our equity investments using the equity method accounting. For further information about our equity investments, see Note 9, Equity Investments.

Our investment in GDS Holdings Limited (“GDS”) is classified as “available for sale” and is carried at fair value. Changes in the fair value are reported as a component of net income (loss) in Gain (loss) on marketable equity investments.

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

During the fourth quarters of 2019, 2018 and 2017, we performed a qualitative evaluation and determined that the fair value of the reporting unit is substantially in excess of the carrying amount and therefore determined that further quantitative impairment testing was not necessary.
Rent and Other Receivables
Receivables consist principally of rent receivables from customers and straight-line rent receivables with estimated credit losses recorded as an allowance for doubtful accounts. Straight-line rent receivable, net was $156.8 million and $128.7 million at December 31, 2019 and 2018, respectively. The allowance for doubtful accounts is estimated based upon historic patterns of credit losses for aged receivables as well as specific provisions for certain identifiable, potentially uncollectible balances.
Deferred Revenue and Prepaid Rents
Deferred revenue is recorded when a customer makes a contractual payment in excess of revenues recognized in accordance with GAAP. Prepaid rent liability is recorded when a customer makes an advance payment or they are contractually obligated to pay any amounts in advance of the associated lease or service period.
Finance Lease Liabilities
Finance lease liabilities represent leases of land and real estate we classified as finance leases. The Company adopted Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), the new accounting standard for leases, effective January 1, 2019 using the modified retrospective approach and prior periods were not restated. Prior to the adoption of ASC 842, the Company had lease

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

arrangements where we were involved in the construction of structural improvements to develop buildings into data centers. We substantially bore all the construction period risk, such as managing or funding construction, we were deemed to be the accounting owner of the leased property and, we were required to record at fair value the property and associated liability on our Consolidated Balance Sheets. These transactions did not qualify for sale-leaseback accounting due to our continued involvement in these data center operations. Following the adoption of ASC 842, these leases are classified as operating leases and the liability is included in the Consolidated Balance Sheets under Operating lease liabilities, see Note 6, Leases - As a Lessee, for further information.

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
We adopted the practical expedient in ASC 606 that allows the Company to not disclose information about remaining performance obligations that have original expected durations of one year or less, the amount of the transaction price allocated to the remaining performance obligations and when we expect to recognize that amount as revenue for the year. We have also adopted the “as invoiced” practical expedient, whereby the Company recognizes revenue in the amount that directly corresponds to the amount of value transferred to the customer.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Depreciation and Amortization Expense
Depreciation expense is recognized over the estimated useful lives of real estate applying the straight-line method. The useful life of leased real estate and leasehold improvements is the lesser of the economic useful life of the asset or the term of the lease, including optional renewal periods if renewal is reasonably certain.
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
Stock-Based Compensation
We have a stock-based incentive award plan for our employees and directors. Stock-based compensation expense associated with these awards is recognized in general and administrative expenses, property operating expenses and sales and marketing expenses in our Consolidated Statements of Operations. We measure stock-based compensation at the estimated fair value on the grant date and recognize the amortization of stock-based compensation expense over the requisite service period. Fair value is determined based on assumptions related to volatility, interest rates, market and company performance.
Fair Value Measurements
Fair value measurements are utilized in accounting for business combinations, asset acquisitions, testing of goodwill and other long-lived assets for impairment, recording unrealized gain on available-for-sale securities, derivatives and related disclosures. Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy that prioritizes certain inputs used in the methodologies of measuring fair value for asset and liabilities, is as follows:
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

Derivative Instruments

We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest. We may use derivative financial instruments, such as cross-currency swaps to manage foreign currency exchange rate risk related to both our foreign investments and the related earnings. In addition, we occasionally use interest rate swap contracts to manage interest rate risk and limit the impact of future interest rate changes on earnings and cash flows, primarily related to variable-rate debt.
Derivative instruments are measured at fair value and recorded as other assets or other liabilities. The accounting for gains and losses resulting from changes in fair value is dependent on the use of the derivative and whether it is designated and qualifies for hedge accounting.
Designated Derivatives. We may choose to designate our derivative financial instruments, generally cross-currency swaps as net investment hedges in foreign operations. At inception of the transaction, we designate the derivative financial instrument as a hedge of a specific underlying exposure, including the risk management objective and the strategy for undertaking the hedge transaction. We formally assess both at inception and at least quarterly thereafter, the effectiveness of our hedging transactions. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures hedged, fluctuations in the value of the derivative financial instruments will generally be offset by changes in the cash flows or fair values of the underlying exposures being hedged.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

In addition to the net investment hedges described above, we may issue debt in a currency that is not the same functional currency of the borrowing entity to hedge our international investments. We designate the debt and related accrued interest as a net investment hedge to offset the translation and economic exposures related to our international investments. If the debt and related accrued interest exceeds the designated amount of our international investment, the foreign currency remeasurement on the unhedged portion of the debt during the period is recognized in Foreign currency and derivative losses, net.
For cash flow hedges, such as interest rate swaps, we report the effective portion of the gain or loss as a component of other comprehensive income (loss) and reclassify it to the applicable line item in the Consolidated Statements of Operations, generally Interest expense, net over the corresponding period of the underlying hedged item. The ineffective portion of a derivative financial instrument’s change in fair value is recognized in earnings, generally Interest expense, net at the time the ineffectiveness occurred. To the extent the hedged debt related to our interest rate swaps and forwards is paid off early, we write off the remaining balance in other comprehensive income (loss) and recognize the amount in Interest expense, net in the Consolidated Statements of Operations.
Undesignated Derivatives. Derivative instruments, such as cross-currency swaps, for which hedge accounting is not applied are recorded at fair value in other assets and other liabilities and gains and losses resulting from changes in the fair value are reported in Foreign currency and derivative losses, net in the Consolidated Statements of Operations.

In addition, we may choose to not designate our interest rate swap and forward contracts. If a swap or forward contract is not designated as a hedge, the changes in fair value of these instruments is immediately recognized in earnings in Interest expense, net in the Consolidated Statements of Operations.
Segment Information
Our data centers have similar revenues and operating expenses across all geographic locations. The service offerings and delivery of services are provided in a similar manner, using the same types of facilities and similar technologies. Our chief operating decision maker, the Company's Chief Executive Officer, reviews our financial information on an aggregate basis and makes decisions about the allocations of Company resources and as a result, we have one reportable business segment.
One customer represented approximately 21% and 18% of our revenue for the years ended December 31, 2019 and 2018.
Revenues from properties were $981.3 million, $821.4 million and $672.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. We had net investment in real estate of $4.7 billion and $4.3 billion, at December 31, 2019 and 2018, respectively.

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
Reclassifications
Certain financial information has been revised to conform to the current year presentation due to changes in the significance of the particular activity. The following items have been reclassified:
Balance Sheet as of December 31, 2018

•	Straight-line rent receivable, net, ($128.7 million) is classified within rent and other receivables, net. This item was previously included in other assets.

Statement of Cash Flows for the year ended December 31, 2018

•
Proceeds from revolving credit facility and proceeds from unsecured term loan are separate line items in the current presentation. These items were previously combined in proceeds from debt, net ($1,988.3 million) in the comparable prior year period. Repayments of revolving credit facility and repayments of unsecured term loan are separate line items in the current presentation. These items were previously combined in payments on debt ($1,547.4 million) in the comparable prior year period.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Statement of Cash Flows for the year ended December 31, 2017

•
Proceeds from revolving credit facility, proceeds from unsecured term loan, proceeds from senior notes, payment of debt extinguishment costs and payment of deferred financing costs are separate line items in the current presentation. These items were previously combined in proceeds from debt, net ($2,558.4 million) in the comparable prior year period. Repayments of revolving credit facility and repayments of senior notes are separate line items in the current presentation. These items were previously combined in payments on debt ($1,749.8 million) in the comparable prior year period.

4. Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

Leases

We adopted ASU 2016-02 (codified in ASC 842, Leases) on January 1, 2019, applied the package of practical expedients included therein and utilized the modified retrospective transition method with the cumulative effect of transition recorded as an adjustment to retained earnings on the effective date. By applying the modified retrospective transition method, the presentation of financial information for periods prior to January 1, 2019 was not restated.

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

As a Lessee

The ASU requires that a liability be recorded on the balance sheet for all leases where the reporting entity is a lessee, based on the present value of future lease obligations discounted based on the implicit rate or alternatively our incremental borrowing rate. The implicit rate is generally not determinable and, as a result, we use our incremental borrowing rate at the lease commencement date to determine the present value. We determine our incremental borrowing rate based on an estimate of our existing yield curve at the lease commencement. The rates are then adjusted for various factors to estimate the company’s secured rate, including the lease term and collateralization. The determination of our incremental borrowing rate requires judgment. A corresponding right-of-use ("ROU") asset will also be recorded. Amortization of the lease obligation and the ROU asset for leases classified as operating leases are on a straight-line basis. Leases classified as financing leases are required to be accounted for as financing arrangements similar to the accounting treatment for capital leases under ASC 840, Leases (the former accounting standard for all leases, ("ASC 840")).

We elected the practical expedient to combine our lease and related non-lease components by asset class for our leases.

We elected the practical expedient to not evaluate land easements not previously accounted for as leases prior to the entity’s adoption of the new accounting standard for leases.

We elected to apply the short-term lease measurement and recognition exemption available for leases under the new accounting standard for leases that have an original lease term of 12 months or less.

The adoption of ASC 842 had a significant impact on our Consolidated Balance Sheets due to the recognition of approximately $87.0 million of ROU assets and $123.2 million of lease liabilities for operating leases. We recognized a $9.5 million cumulative effect adjustment to retained earnings. The adjustment to retained earnings was driven principally by measurement of operating lease liabilities at the present value of the remaining lease payments at the adoption date of January 1, 2019. The increase was offset in part by impairment of ROU assets associated with one build-to-suit ("BTS") arrangement recognized as an operating lease under the new accounting standard for leases.

Additionally, we de-recognized certain previously recognized BTS lease assets and liabilities which under the new accounting standard for leases are recognized as operating lease ROU assets and lease liabilities. Prior to the adoption of the new accounting standard for leases, these leases were accounted as financing arrangements or BTS leases assets and liabilities and recorded as buildings and improvement and lease financing arrangements. The table below reflects the impact of adoption of the lease standard on our Consolidated Balance Sheets as of December 31, 2019 and 2018 (in millions) related to previously reported BTS leases:

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Impact to the Consolidated Balance Sheets:	As of December 31, 2019	As of December 31, 2018
Buildings and improvements, net of accumulated depreciation	$—	$77.4
Operating lease right-of-use assets, net of amortization	44.9	—
Finance lease liabilities	—	123.3
Operating lease liabilities, net of accretion	77.9	—

Prior to the adoption of the new accounting standard for leases, BTS lease assets were amortized over the useful life of the asset and recorded as amortization expense and accretion of BTS lease liability was recorded as an interest expense in the Consolidated Statements of Operations. Upon adoption of the new accounting standard for leases, BTS leases are accounted as operating leases and amortization and accretion of lease liabilities of these operating leases are recorded as lease expenses in property operating expenses in our Consolidated Statements of Operations.

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

In addition, under the new accounting standard for leases, certain exceptions under the previous standard for real estate no longer are applicable in the evaluation of the lease classification as an operating, sales type or direct financing lease. In the event that a real estate lease is classified as a sales-type lease, subject to certain conditions, a gain or loss is recognized based on the present value of the lease payments and residual value.

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

Share-based payments granted to nonemployees

On January 1, 2019, we adopted ASU 2018-07, Compensation-Stock Compensation (Topic 718) which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under this ASU, the guidance on such payments to nonemployees aligns with the requirements for share-based payments granted to employees. The adoption did not have a significant impact as to how the Company accounts for its share-based payments.

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

Changes in Shareholders' Equity

In August 2018, the SEC issued Securities Act Release No. 33-10532, Disclosure Update and Simplification, which amends certain of its disclosure requirements and is intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The amendments became effective on November 5, 2018. Among the amendments is the requirement to present the changes in shareholders’ equity in the interim financial statements (either in a separate statement or footnote) for interim periods on Form 10-Q. In accordance with the SEC's rule, the Company’s first presentation of changes in shareholders’ equity was shown in its Form 10-Q for the quarter ending March 31, 2019.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

New Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies various aspects related to the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The guidance is effective for periods beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the impact of the new standard.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, which changes the fair value measurement disclosure requirements of ASC 820, Fair Value Measurement. The amendments are part of the FASB's disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP that is most important to financial statement users and are intended to improve the effectiveness of disclosures of fair value measurement by using those concepts. The guidance is effective for periods beginning after December 15, 2019 and early adoption is allowed. The Company is evaluating the impact of the new standard but does not believe that adoption will have a significant impact on the Company.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, providing guidance which requires certain financial assets to be presented at the net amount expected to be collected. The FASB has subsequently issued various amendments to further clarify the scope of the initial guidance. ASU 2016-13 and its related amendments will apply to our rent receivables, notes receivable, net investments in leases and any other future financial assets that have the contractual right to receive cash that we may acquire in the future. FASB further clarified that receivables arising from operating leases are not within the scope of this sub-topic. The guidance is effective for periods beginning after December 15, 2019 and early adoption is allowed. The Company has evaluated the impact of the new standard and does not believe the adoption will have a significant impact on the Company because the Company has limited exposure to financial instruments subject to this standard.

5. Revenue Recognition
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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

At December 31, 2019, the future minimum lease payments to be received for the next five years under non-cancellable operating leases, excluding month-to-month arrangements and metered power reimbursements are shown below:

IN MILLIONS
2020	$736.2
2021	620.2
2022	528.2
2023	426.5
2024	328.7
Thereafter	973.9
Total	$3,613.7

Disclosures related to periods prior to adoption of the New Accounting Standard for Leases

The future minimum lease payments as of December 31, 2018 to be received under non-cancellable operating leases, excluding month-to-month arrangements and metered power reimbursements are shown below:

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
Disaggregation of Revenue

For the year ended December 31, 2019, lease revenue disaggregated by primary revenue stream is as follows (in millions):

Lease revenue	Year Ended December 31, 2019
Colocation (Minimum lease payments)	$793.5
Metered power reimbursements (Variable lease payments)	138.8
Total lease revenue	$932.3

For the years ended December 31, 2019 and 2018 revenue from contracts with customers disaggregated by primary revenue stream is as follows (in millions):

Revenue from contracts with customers	Year Ended December 31, 2019	Year Ended December 31, 2018
Equipment sales and services	$29.7	$15.3
Other revenue	19.3	17.4
Total revenue from contracts with customers	$49.0	$32.7

Other revenue from contracts with customers includes $15.9 million and $13.5 million of revenue from managed services for the years ended December 31, 2019 and 2018, respectively. Total revenues from contracts with customers generated from operations outside of the United States were $2.9 million for the year ended December 31, 2019 and insignificant for the year ended December 31, 2018.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

The balances from managed services customers accounts receivables were $6.4 million and $9.4 million as of December 31, 2019 and 2018, respectively. Contract assets and liabilities were not material as of both December 31, 2019 and 2018.
The Company had revenue of $981.3 million and $821.4 million for the years ended December 31, 2019 and 2018, respectively. One customer represented approximately 21% and 18% of our revenue for the years ended December 31, 2019 and 2018, respectively.
6. Leases - As a Lessee

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

We operate five data center facilities and have a data center under development subject to finance leases. During the third quarter of 2019, the Company entered into one ground lease in Dublin, the Republic of Ireland for a term of 999 years (see Note 7, Acquisitions and Purchases of Fixed Assets, for more information). The Dublin finance lease was capitalized as land and included in Construction in progress, including land under development on the Consolidated Balance Sheets. The remaining term of our data center finance leases range from two to twenty-one years with options to extend the initial lease term on all but one lease. As a result of electing the package of practical expedients, data center finance leases are included in buildings and improvements, equipment and finance lease liabilities in our Consolidated Balance Sheets consistent with the presentation under ASC 840 in the prior year. In addition, we lease 12 data centers and 4 offices supporting our sales and corporate activities under operating lease agreements. Our operating leases have remaining lease terms ranging from one to twenty-five years and one ground lease in Houston has a lease term that expires in 2066.

The components of lease expense are as follows (in millions):

Year Ended December 31, 2019
Operating lease cost	$20.3
Finance lease cost:
Amortization of assets	2.3
Interest on lease liabilities	1.7
Total net lease cost	$24.3

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Supplemental balance sheet information related to leases is as follows (in millions, except lease term and discount rate):

December 31, 2019
Operating leases:
Operating lease right-of-use assets	$161.9
Operating lease liabilities	$195.8
Finance leases:
Property and equipment, at cost	$34.9
Accumulated amortization	(5.0)
Property and equipment, net	$29.9
Finance lease liabilities	$31.8

Weighted average remaining lease term (in years):
Operating leases	15.8
Finance leases(a)	18.1

Weighted average discount rate:
Operating leases	3.9%
Finance leases(a)	4.9%
(a) Excludes the 999-year ground lease in Dublin, the Republic of Ireland.

Supplemental cash flow and other information related to leases is as follows (in millions):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22.1
Operating cash flows from finance leases	1.7
Financing cash flows from finance leases	2.9

Non-cash right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$175.1
Finance leases	0.8

Maturities of lease liabilities were as follows (in millions):

	As of December 31, 2019
	Operating Leases	Finance Leases
2020	$22.4	$5.0
2021	21.0	4.1
2022	22.4	2.9
2023	18.5	1.9
2024	13.9	1.4
Thereafter	165.4	31.1
Total lease payments	$263.6	$46.4
Less: Imputed interest	(67.8)	(14.6)
Total lease obligations	$195.8	$31.8

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Disclosures related to periods prior to adoption of the New Accounting Standard for Leases

The following table summarizes aggregate minimum principal payments of the finance lease obligations and future minimum lease payments required under operating leases for the five years subsequent to December 31, 2018, and thereafter (in millions):

	Operating Leases	Capital Leases	Lease Financing Arrangements
2019	$5.0	$2.7	$15.0
2020	4.9	2.8	27.6
2021	3.7	2.9	11.4
2022	3.7	2.0	11.6
2023	3.5	1.0	10.0
Thereafter	43.4	22.0	89.1
Total lease payments	$64.2	$33.4	$164.7

7. Acquisitions and Purchases of Fixed Assets

Land for future development

During the year ended December 31, 2019, the Company purchased approximately 74 acres of land for $54.7 million in Dublin, the Republic of Ireland, San Antonio, Santa Clara and Council Bluffs, Iowa. During the year ended December 31, 2018, the Company purchased approximately 182 acres of land for $182.3 million in Dallas, Frankfurt, Germany, Northern Virginia, Phoenix and Santa Clara.

Leases of real estate

The Company entered into a 999-year ground lease in September 2019 for 16 acres in Dublin, the Republic of Ireland, and purchased 9 acres of land totaling 24 acres for future development of a 6 MW data center. Construction commenced in July 2019. The Company prepaid $6.3 million of the lease payments and concluded that the present value of lease payments was equal to substantially all of the fair value of the land and classified the lease as a finance lease.

In August 2019, the Company entered into a lease for land comprising 3 acres and a building shell of approximately 51,000 square feet in London, UK for 25 years, including an option to extend for an additional 25 years. The Company immediately began development and construction of a 6 MW data center in London. We determined that the option to renew was not reasonably certain to be exercised. The fixed lease payments are £0.9 million per year and we classified the lease as an operating lease because the lease term was not for a major part of the remaining economic life of the building shell; nor did the lease qualify as a finance lease based on the other criteria under ASC 842.

In November 2019, the Company entered into a lease for land comprising 6.5 acres and a building shell of approximately 105,000 square feet in London, UK for 20 years, including an option to extend for an additional 15 years. We determined that the option to renew was not reasonably certain to be exercised. The fixed lease payments are £2.1 million per year and we classified the lease as an operating lease because the lease term was not for a major part of the remaining economic life of the building shell; nor did the lease qualify as a finance lease based on the other criteria under ASC 842.

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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

The consolidated financial statements of CyrusOne Inc. include the operating results of Zenium since the acquisition date, which was August 24, 2018. The following table summarizes the estimated fair values of all assets acquired at the date of acquisition:

IN MILLIONS
Investment in real estate	$597.3
Cash and cash equivalents	12.7
Rent and other receivables	9.0
Intangible assets:
Trade name	1.8
Leasehold interest	1.7
In-place leases	61.5
Other assets	1.1

Accounts payable	(22.3)
Deferred revenue	(3.3)
Capital lease obligations	(25.0)
Deferred tax liability	(72.7)
Debt	(86.3)
Net assets acquired attributable to CyrusOne Inc.	$475.5
Cash acquired	(12.7)
Net cash paid at acquisition	$462.8

Real Estate Investments and Intangibles and Related Depreciation and Amortization

As of December 31, 2019 and 2018, major components of our real estate investments and intangibles and related accumulated depreciation and amortization are as follows (in millions):

	December 31, 2019					December 31, 2018
	Investment in Real Estate		Intangibles			Investment in Real Estate		Intangibles
	Buildings and Improvements	Equipment	Customer Relationships	In-Place Leases	Other Contractual	Buildings and Improvements	Equipment	Customer Relationships	In-Place Leases	Other Contractual
Cost	$1,761.4	$3,028.2	$247.1	$137.1	$19.4	$1,677.5	$2,630.2	$247.1	$136.0	$19.5
Less: accumulated depreciation and amortization	(545.1)	(834.1)	(151.1)	(46.7)	(9.7)	(481.8)	(572.7)	(137.9)	(21.1)	(7.9)
Net	$1,216.3	$2,194.1	$96.0	$90.4	$9.7	$1,195.7	$2,057.5	$109.2	$114.9	$11.6

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

8. Investment in Real Estate

A schedule of our gross investment in real estate follows:

IN MILLIONS
As of December 31,		2019			2018
	Acquisition Date	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment
Austin II	2011	$2.0	$23.5	$13.3	$2.0	$23.4	$8.7
Austin III	2015	3.3	12.6	64.0	3.3	11.7	47.0
Chicago - Aurora I	2016	2.4	32.4	136.3	2.4	32.4	132.9
Chicago - Aurora II	2016	2.6	22.9	70.3	2.6	22.6	68.6
Chicago - Aurora Tower	2018	—	6.4	0.9	—	4.9	0.4
Chicago - Lombard	2008	0.7	4.7	8.1	0.7	4.7	8.1
Cincinnati - 7th Street(1)	1999	0.9	114.1	37.2	0.9	114.1	37.4
Cincinnati - Blue Ash(2)	2009	—	0.7	0.2	—	0.7	0.2
Cincinnati - Goldcoast	2007	—	—	—	0.2	4.0	0.1
Cincinnati - Hamilton(2)	2007	—	43.7	7.8	—	43.7	7.9
Cincinnati - Mason	2004	—	20.3	1.7	—	20.3	1.7
Cincinnati - North Cincinnati	2008	0.9	77.8	16.0	0.9	77.9	12.4
Dallas - Allen	2017	6.5	15.0	39.5	—	—	—
Dallas - Carrollton	2012	16.1	63.8	323.3	16.1	62.2	272.5
Dallas - Lewisville(2)	2010	—	58.1	41.1	—	76.8	39.6
Florence	2005	2.2	42.0	8.7	2.2	42.0	8.4
Frankfurt I	2018	4.0	36.0	123.7	4.1	35.7	124.9
Frankfurt II	2018	7.0	135.1	93.6	7.1	89.8	53.9
Houston - Galleria(3)	2010	—	71.0	24.4	—	71.0	20.2
Houston - Houston West I	2010	1.4	85.2	51.6	1.4	85.2	51.1
Houston - Houston West II	2013	2.7	22.8	52.0	2.7	22.9	50.9
Houston - Houston West III	2013	7.2	18.1	32.3	7.2	18.0	31.4
London - Great Bridgewater(4)	2011	—	—	1.3	—	26.8	1.2
London I(2)	2018	—	44.3	46.4	—	34.1	26.3
London II(2)	2018	—	42.8	93.3	—	25.2	74.8
Northern Virginia - Sterling I	2013	6.9	20.2	62.2	6.9	20.2	60.4
Northern Virginia - Sterling II	2013	—	28.8	112.4	—	28.8	112.4
Northern Virginia - Sterling III	2017	—	22.3	61.8	—	22.2	61.3
Northern Virginia - Sterling IV	2016	4.6	20.1	78.1	4.6	20.0	76.0
Northern Virginia - Sterling V	2016	14.5	81.7	303.7	14.5	80.8	295.8
Northern Virginia - Sterling VI	2018	9.7	60.2	196.9	—	—	77.5
Northern Virginia - Sterling VIII	2018	9.1	7.0	28.0	—	—	—
Norwalk I(4)	2015	—	1.7	10.6	—	13.6	10.1
Phoenix - Chandler I	2011	10.5	58.3	71.5	10.5	58.3	68.7
Phoenix - Chandler II	2014	—	16.2	39.8	—	16.2	39.4
Phoenix - Chandler III	2016	—	11.4	51.3	—	11.4	50.8
Phoenix - Chandler IV	2017	—	18.4	44.3	—	18.4	43.3
Phoenix - Chandler V	2017	—	12.1	54.6	—	10.7	53.4
Phoenix - Chandler VI	2016	2.4	23.3	101.7	2.4	23.3	100.3
Phoenix - Chandler VII	2016	4.2	0.8	0.4	—	—	—
Raleigh-Durham I	2017	2.1	79.8	80.0	2.1	79.8	75.4
San Antonio I	2011	4.6	31.7	36.3	4.6	31.7	35.3
San Antonio II	2013	7.0	30.3	61.0	7.0	30.3	60.8
San Antonio III	2017	—	40.2	99.5	—	40.2	99.0

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

IN MILLIONS
As of December 31,		2019			2018
		Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment
San Antonio IV	2017	$—	$56.3	$50.6	$—	$42.1	$48.2
Santa Clara II	2019	—	2.7	—	—	—	—
Singapore - Inter Business Park(4)	2011	—	—	—	—	—	—
Somerset I	2017	12.1	132.1	101.8	12.1	125.8	91.0
South Bend - Crescent(2)	2008	—	—	—	—	1.7	0.2
South Bend - Monroe	2007	—	1.9	0.3	—	2.5	0.4
Stamford - Omega(4)	2015	—	0.1	0.8	—	2.6	0.7
Stamford - Riverbend(4)	2015	—	0.9	8.6	—	2.9	7.8
Totowa - Commerce(4)	2015	—	0.4	1.7	—	4.1	1.7
Totowa - Madison(4)	2015	—	6.1	60.1	—	28.5	57.7
Wappingers Falls I(4)	2015	—	3.1	23.2	—	11.3	22.0
Total		$147.6	$1,761.4	$3,028.2	$118.5	$1,677.5	$2,630.2

Land held for future development		$206.0	$—	$—	$176.4	$—	$—

1) The information provided for the Cincinnati - 7th Street property includes data for two facilities, one of which we lease and one of which we own.
2) Indicates properties in which we hold a leasehold interest in the building shell and land. All data center infrastructure has been constructed by us and is owned by us.
3) Indicates properties in which we hold a leasehold interest in land. All data center infrastructure has been constructed by us and is owned by us.
4) Indicates properties in which we hold a leasehold interest in the building shell, land, and all data center infrastructure.

As of December 31, 2019 and 2018, construction in progress includes $61.8 million and $69.1 million of land which is under active development, respectively.
In addition, construction in progress was $946.3 million and $744.9 million as of December 31, 2019 and December 31, 2018, respectively, as we continue to build data center facilities.
For the year ended December 31, 2019, our capital expenditures were $876.4 million, as shown on the statement of cash flows. Substantially all of our investing activity related to our development and acquisition activities. Our capital expenditures for 2019 primarily related to the acquisition of land for future development and continued development in key markets, primarily in Amsterdam, Austin, Dallas, Frankfurt, London, Northern Virginia, Phoenix and Raleigh-Durham. Included in capital expenditures are land purchases of $54.7 million in Santa Clara, San Antonio, Dublin and Council Bluffs for future development.

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
For the year ended December 31, 2019, impairment charges of $0.7 million were recognized primarily due to an impairment on the South Bend - Monroe facility, which is being actively marketed for sale. No impairment charges were recognized during the year ended December 31, 2018.
9. Equity Investments

The Company has an equity investment in GDS, a developer and operator of high-performance, large-scale data centers in China. We account for our equity investment in GDS using the fair value method. On October 18, 2017, the Company purchased newly issued unregistered ordinary shares equivalent to 8.0 million American depository shares (ADS) at a price per Class A ordinary share equivalent to $12.45 per ADS, a 4% discount to the October 17, 2017 closing price, for a total investment of $100.0 million. Each ADS is equivalent to eight ordinary shares. In April 2019, we sold approximately 5.7 million GDS ADSs for a total sales price of approximately $199.0 million. We continue to hold approximately 2.3 million GDS ADSs. As of December 31, 2019 the ADS Class A ordinary share equivalent was $51.58 per ADS for a total fair value of $118.7 million.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

IN MILLIONS	Year Ended December 31, 2019	Year Ended December 31, 2018
Net gain on marketable equity investment	$132.3	$9.9
Less: Net gain recognized on marketable equity investment sold	66.7	—
Unrealized gain on marketable equity investment	$65.6	$9.9

The gain on investment is recognized in the Consolidated Statements of Operations in gain on marketable equity investment.

On October 8, 2018, the Company made an $11.9 million investment in exchange for a 10% equity interest in ODATA Brasil S.A. and ODATA Colombia S.A.S. (collectively "ODATA"). ODATA, a Brazilian headquartered company, specializes in providing colocation services to wholesale customers, such as hyperscale cloud providers, financial services and telecommunications companies, and also to enterprises across multiple industries. On October 30, 2018, the Company made an additional investment totaling $0.7 million in ODATA Colombia S.A.S ("ODATA Colombia"). In connection with these investments, CyrusOne and ODATA entered into a commercial agreement covering leasing activity with CyrusOne customers in the ODATA portfolio. In addition, our Chief Technology Officer joined the ODATA board of directors in October 2018. In evaluating the appropriate accounting method for its investment in ODATA, the Company considered its right to appoint a director to the ODATA board of directors, as well as other relevant factors, in evaluating the Company’s ability to exercise significant influence over the operating and financial policies of ODATA and concluded that the investment should be accounted for under the cost method. During the year ended December 31, 2019, the Company made additional investments totaling $3.8 million in ODATA.

10. Goodwill, Intangible and Other Long-Lived Assets
The carrying amount of goodwill was $455.1 million as of December 31, 2019 and 2018. See Note 7, Acquisition and Purchase of Fixed Assets, for the explanation of changes to intangible assets.
Summarized below are the carrying values for the major classes of intangible assets:

IN MILLIONS
For the year ended December 31,		2019			2018
	Weighted- Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	10	$247.1	$(151.1)	$96.0	$247.1	$(137.9)	$109.2
Trademark/tradename	4	11.5	(7.8)	3.7	11.5	(6.7)	4.8
Favorable leasehold interest	35	5.6	(1.2)	4.4	5.7	(0.7)	5.0
In-place customer leases	5	137.1	(46.7)	90.4	136.0	(21.1)	114.9
Above and below market leases	6	2.3	(0.7)	1.6	2.3	(0.5)	1.8
Total		$403.6	$(207.5)	$196.1	$402.6	$(166.9)	$235.7

There were no goodwill or intangible asset impairments for the years ended December 31, 2019 or 2018.
Amortization expense for acquired intangible assets was $39.9 million, $30.6 million and $25.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

The following table presents estimated amortization expense for each of the next five years and thereafter, commencing January 1, 2020:

IN MILLIONS	Total
2020	$39.3
2021	32.0
2022	28.6
2023	20.7
2024	18.6
Thereafter	56.9
Total	$196.1

11. Other Assets

As of December 31, 2019 and 2018, the components of other assets are as follows (in millions):

	12/31/2019	12/31/2018
Deferred leasing and other contract costs	$53.2	$43.6
Prepaid expenses	22.1	26.4
Non-real estate assets, net	16.3	18.4
Derivative assets	3.5	—
Other assets	18.8	22.9
Total	$113.9	$111.3

Non-real estate assets, net primarily include administrative related equipment and office leasehold improvements, depreciated or amortized over the shorter of the assets useful life or the related lease term. Other assets primarily includes land deposits, fuel inventory, notes receivable, net deferred tax assets and other deferred costs.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

12. Debt
As of December 31, 2019 and 2018, the components of debt are as follows (unless otherwise noted, interest rate and maturity date information are as of December 31, 2019) (in millions):

	December 31, 2019	December 31, 2018	Interest Rate(a)	Maturity Date
$3.0 Billion Credit Facility:
$1.7 Billion Revolving Credit Facility:				March 2022(b)
US Revolver(a)	$555.0	$—	Monthly LIBOR + 1.20%
EUR Revolver	33.6	143.0	Monthly EURIBOR + 1.20%
GBP Revolver(a)	26.4	—	Monthly LIBOR + 1.20%
2023 Term Loan	800.0	1,000.0	Monthly LIBOR + 1.35%	March 2023
2025 Term Loan	300.0	300.0	Monthly LIBOR + 1.65%	March 2025
Old 2024 Notes, including bond premium of $5.5 million	—	705.5	5.000%	March 2024
Old 2027 Notes, including bond premium of $9.1 million	—	509.1	5.375%	March 2027
2024 Notes, including bond discount of $0.8 million	599.2	—	2.900%	November 2024
2029 Notes, including bond discount of $1.8 million	598.2	—	3.450%	November 2029
Deferred financing costs	(25.8)	(32.9)	—	—
Total	$2,886.6	$2,624.7

(a) - Monthly USD LIBOR and GBP LIBOR as of December 31, 2019 was 1.80% and 0.71%, respectively.
(b) - The Company has an option to exercise a one-year extension option, subject to certain conditions.

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

On March 29, 2018, borrowings of $1.0 billion under the $3.0 Billion Credit Facility were used to fully retire a previous $2.0 billion credit facility. The previous $2.0 billion credit facility consisted of a $1.1 billion senior unsecured revolving credit facility ("$1.1 Billion Revolving Credit Facility"), a $250.0 million 5-year term loan and a $650.0 million 7-year term loan ("2022 Term Loan") (collectively, the "$2.0 Billion Credit Facility"). The aggregate outstanding principal balance of the $2.0 Billion Credit Facility at the date of the prepayment was $900.0 million and we recognized a loss on early extinguishment of debt of $3.1 million.

In August 2018, the Company financed the acquisition of Zenium with proceeds from its $300.0 million delayed draw term loan included in the 2023 Term Loan and $174.5 million of borrowings under the $1.7 Billion Revolving Credit Facility. In connection with the acquisition, the Company assumed a six-year, €100.0 million construction facility, which was paid off in December 2018.

Prior to obtaining an investment grade rating in September 2019 and shifting to a ratings-based pricing grid under the $1.7 Billion Revolving Credit Facility, we paid commitment fees for the unused amount of borrowings on the $1.7 Billion Revolving Credit Facility and fees on any outstanding letters of credit equal to 0.25% per annum of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. Following the shift to a

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

ratings-based pricing grid, we pay a facility fee calculated based on the aggregate revolving commitments. The facility fee rate varies based on ratings-based pricing levels, and is currently equal to 0.25% per annum of the aggregate revolving commitments. We also paid commitment fees on the $1.1 Billion Revolving Credit Facility through its retirement in March 2018. The facility fee or commitment fee, as applicable, was $2.6 million, $3.8 million and $1.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, we had $800.0 million, $300.0 million and $615.0 million outstanding under the 2023 Term Loan, the 2025 Term Loan and the $1.7 Billion Revolving Credit Facility, respectively, and additional borrowing capacity under the $3.0 Billion Credit Facility was approximately $1.1 billion ($1.1 billion under the $1.7 Billion Revolving Credit Facility and zero under the 2023 Term Loan), net of $8.2 million of outstanding letters of credit.
Senior notes

On December 5, 2019, the Operating Partnership and CyrusOne Finance Corp., a single-purpose finance subsidiary, both wholly-owned subsidiaries of the Company (together, the "Issuers") completed a public offering of $600.0 million aggregate principal amount of 2.900% senior notes due 2024 (the "2024 Notes") and $600.0 million aggregate principal amount of 3.450% senior notes due 2029 (the “2029 Notes”). The Company received proceeds of $1,197.4 million, net of underwriting costs and other deferred financing costs. The Company used the proceeds to finance the repurchase of all of its Old 2024 Notes and all of its Old 2027 Notes (each as defined below and together, the "Existing Notes"), including the payment of consent payments, for the redemption and discharge of Existing Notes that remained outstanding after the completion of the tender offers and consent solicitations, for the payment of related premiums, fees, discounts and expenses and for general corporate purposes. In connection with the repurchase of the Existing Notes, the Company recognized a loss on early extinguishment of debt of $71.8 million.

The 2024 Notes and 2029 Notes are senior unsecured obligations of the Issuers guaranteed by CyrusOne Inc., which rank equally in right of payment with all existing and future unsecured senior indebtedness of the Issuers. The 2024 Notes and 2029 Notes are effectively subordinated in right of payment to any secured indebtedness of the Issuers to the extent of the value of the assets securing such indebtedness. The 2024 Notes and 2029 Notes may be redeemed at our option prior to their scheduled maturity dates at the prices and premiums and on the terms set forth in the respective indentures governing the notes.

In September 2019, CyrusOne LP received an investment grade rating and the guarantees of the $3.0 Billion Credit Facility by CyrusOne LP’s existing domestic subsidiaries (“Subsidiary Guarantors”) were released. In connection therewith, the guarantees of the Old 2024 Notes and the Old 2027 Notes by such guarantors were also released.

On March 17, 2017, the Operating Partnership and CyrusOne Finance Corp., completed an offering of $500.0 million aggregate principal amount of 5.000% senior notes due 2024 ("Original Old 2024 Notes") and $300.0 million aggregate principal amount of 5.375% senior notes due 2027 ("Original Old 2027 Notes") in a private offering. The Company received proceeds of $791.2 million, net of underwriting costs and other deferred financing costs.
On November 3, 2017, the Issuers completed an offering of $200.0 million aggregate principal amount of 5.000% senior notes due 2024 ("Additional Old 2024 Notes") and $200.0 million aggregate principal amount of 5.375% senior notes due 2027 ("Additional Old 2027 Notes") in a private offering. The Additional Old 2024 Notes have terms substantially identical to the Original Old 2024 Notes and the Additional Old 2027 Notes have terms substantially identical to the Original Old 2027 Notes. The Original Old 2024 Notes and the Additional Old 2024 Notes form a single class of securities ("Old 2024 Notes"), and the Original Old 2027 Notes and the Additional Old 2027 Notes form a single class of securities ("Old 2027 Notes"). The Company received proceeds of $416.1 million, net of underwriting costs of $4.4 million. The Original Old 2024 Notes and the Additional Old 2024 Notes are referred to as the Old 2024 Notes and the Original Old 2027 Notes and the Additional Old 2027 Notes are referred to as the Old 2027 Notes. On January 8, 2018, the Issuers completed an exchange offer with respect to the Old 2024 Notes and the Old 2027 Notes and all validly tendered Old 2024 Notes and Old 2027 Notes were exchanged for notes registered with the SEC. In December 2019, all of the Old 2024 Notes and Old 2027 Notes were repurchased as described above.
On November 20, 2012, wholly-owned subsidiaries of the Company issued $525.0 million of 6.375% senior notes due 2022 (the "6.375% Notes"). In March 2017, the Company repurchased all of the 6.375% Notes with an aggregate face value of $474.8 million, a net carrying value of $469.0 million, for total consideration of $515.1 million, including accrued and unpaid interest of $10.3 million. In connection with the debt prepayment, we recognized a loss on early extinguishment of debt of $36.5 million.
Financial debt covenants
Our debt agreements contain customary provisions with respect to events of default, affirmative and negative covenants and borrowing conditions. The most restrictive covenants are generally included in the $3.0 Billion Credit Agreement. The $3.0 Billion Credit Agreement requires us to maintain certain financial covenants including the following, in each case on a consolidated basis,

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

a minimum fixed charge ratio, maximum total and secured leverage ratios, maximum net operating income to debt service ratio and a maximum ratio of unsecured indebtedness to unencumbered asset value. In order to continue to have access to amounts available under the $3.0 Billion Credit Agreement, the Company must remain in compliance with all of that agreement's covenants. As of December 31, 2019, we believe we are in compliance with all provisions of our debt agreements.
Debt Maturities
The following table summarizes aggregate maturities of the $3.0 Billion Credit Facility and 2024 Notes and 2029 Notes for the five years subsequent to December 31, 2019, and thereafter:

IN MILLIONS	$3.0 Billion Credit Facility(a)	2024 Notes and 2029 Notes	Total
2020	$—	$—	$—
2021	—	—	—
2022	615.0	—	615.0
2023	800.0	—	800.0
2024	—	600.0	600.0
Thereafter	300.0	600.0	900.0
Total debt	$1,715.0	$1,200.0	$2,915.0

(a) - The Company has an option to exercise a one-year extension option on the $1.7 Billion Revolving Credit Facility, subject to certain conditions, which would extend the final maturity to March 2023.

13. Fair Value of Financial Instruments and Hedging Activities

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
The fair value of cash and cash equivalents, rent and other receivables, construction costs payable, dividends payable and accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these financial instruments. The carrying value, exclusive of deferred financing costs, for the revolving credit facilities and the floating rate term loans approximate estimated fair value as of December 31, 2019 and 2018, due to the floating rate nature of the interest rates and the stability of our credit ratings.
We determine the fair value of our derivative financial instruments using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities. We determine the fair values of our interest rate swaps using the market standard methodology of netting the discounted future fixed cash receipts or payments and the discounted expected variable cash payments. We base the variable cash payments on an expectation of future interest rates, or forward curves, derived from observable market interest rate curves. We base the fair values of our net investment hedges on the change in the spot rate at the end of the period as compared with the strike price at inception.

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

We incorporate credit valuation adjustments to appropriately reflect nonperformance risk for us and the respective counterparty in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.
We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy. Although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, we assess the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.
The carrying value and fair value of other financial instruments are as follows (in millions):

IN MILLIONS
For the year ended December 31,	2019		2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Old 2024 Notes - 5.000%	$—	$—	$705.5	$684.1
Old 2027 Notes - 5.375%	—	—	509.1	488.0
2024 Notes - 2.900%	599.2	602.1	—	—
2029 Notes - 3.450%	598.2	603.1	—	—
GDS Equity investment	118.7	118.7	185.5	185.5

The fair values of our 2024 Notes and 2029 Notes as of December 31, 2019 and Old 2024 Notes and Old 2027 Notes as of December 31, 2018 were based on the quoted market prices for these notes, which is considered Level 1 of the fair value hierarchy. The fair value of the GDS equity investment as of December 31, 2019 and 2018 were based on the quoted market price for the stock which is considered Level 1 of the fair value hierarchy.

For the year ended December 31, 2019, we recognized impairment losses of $0.7 million included in Impairment losses in our Consolidated Statements of Operations. We utilize estimates of the fair value of assets to determine impairment losses. These estimates include Level 3 inputs including market rents, expected occupancy and estimates of additional capital expenditures, and cashflows from each investment. There were no impairment losses for the year ended December 31, 2018.

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

For derivatives designated as "cash flow" hedges, the change in the fair value of the derivative is initially reported in other comprehensive income ("OCI") in our Consolidated Statements of Comprehensive Income (Loss) and subsequently reclassified into gain (loss) when the hedged transaction affects earnings, or the hedging relationship is no longer highly effective. We assess the effectiveness of each hedging relationship whenever financial statements are issued, or earnings are reported and at least every three months. We also use derivatives, such as foreign currency swaps, that are not designated as hedges to manage foreign currency exchange rate risks. The changes in fair values of these derivatives that were not designated or did not qualify as hedging instruments

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

are immediately, recognized in earnings within the line item Foreign currency and derivative losses, net in the Consolidated Statements of Operations.

The following table summarizes the Company's derivative positions as of December 31, 2019 and 2018 (in millions):

				December 31, 2019		December 31, 2018
	Maturity Date	Notional Amount	Hedged Risk	Asset	Liability	Asset	Liability
Undesignated derivatives
Cross Currency Swaps
EUR - USD	01/15/2020	$265.3	Foreign currency exchange	$—	$2.1	$—	$—
EUR - USD	01/15/2020	25.6	Foreign currency exchange	—	0.2	—	—

Designated derivatives
Cross Currency Swaps
EUR - USD	3/29/2023	250.0	Net investment hedge	—	3.8	—	—
EUR - USD	3/29/2023	250.0	Net investment hedge	—	3.9	—	—
EUR - USD	1/15/2020	155.9	Net investment hedge	—	1.4	—	—

Interest Rate Swaps
USD Libor	3/29/2023	300.0	Interest rate hedge - Float to fixed	3.5	—	—	—

Total		$1,246.8		$3.5	$11.4	$—	$—

Cross-Currency Swaps

The Company has entered into cross-currency swaps whereby the Company pays floating interest rate and receives floating interest rate to hedge the variability of future cash flows attributable to changes in the 1-month USD LIBOR versus EUR LIBOR rates (a pay-floating, receive-floating interest rate swap).

As of December 31, 2019, the Company has the following cross-currency contracts:

•	EUR/USD contracts to sell $446.8 million and purchase €401.1 million maturing in January 2020 representing a fair value liability of $3.7 million.

•	EUR/USD contracts to sell $500.0 million and purchase €450.7 million maturing in March 2023 representing a fair value liability of $7.7 million.

The pay-floating, receive-floating interest rate swap payments are recognized in interest expense, net in the Consolidated Statements of Operations. The Company recognized a $7.5 million loss on cross-currency contracts for the year ended December 31, 2019, which are recognized in Foreign currency and derivative losses, net in the Consolidated Statements of Operations.

Interest Rate Swaps

On September 3, 2019, the Company entered into a floating-fixed interest rate swap agreement to convert $300.0 million outstanding of term loan to 1.19% fixed rate debt.

Net Investment Hedges

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in OCI as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under the foreign currency denominated revolver under our $1.7 Billion Revolving Credit Facility and synthetically swapped debt will be reported in the same manner as foreign currency translation adjustments, which are recorded in OCI as part of the cumulative foreign currency translation adjustment. As of December 31, 2019, our cross-currency swaps were a liability of $11.4 million reported in Other liabilities, and interest rate swaps were an asset of $3.5 million reported in Other assets.

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

The fair values of qualifying instruments used in hedging transactions as of December 31, 2019 and 2018 are as follows (in millions):

	Balance Sheet Location	December 31, 2019	December 31, 2018
Derivatives Designated as Hedging Instruments
Assets:
Interest Rate Swap	Other Assets	$3.5	$—
Total		$3.5	$—
Liabilities:
Cross-Currency Swaps	Other Liabilities	9.1	—
Total		$9.1	$—

The following table presents the effect of our derivative financial instruments on our accompanying consolidated financial statements (in millions):

	December 31, 2019	December 31, 2018
Derivatives in Cash Flow Hedging Relationships
Cross-Currency Swaps:
Amount of gain (loss) recognized in OCI for derivatives	$(0.7)	$—
Amount of gain (loss) reclassified from accumulated OCI for derivatives	$—	$—
Amount of gain (loss) recognized in earnings	$(7.5)	$—

During the next 12 months, we estimate that immaterial amounts will be reclassified from "Accumulated OCI" to net income (loss).

14. Employee Benefit Plans
Currently, our employees participate in health care plans sponsored by CyrusOne, which provide for medical, dental and vision. We incurred $3.9 million, $3.3 million and $2.7 million of expenses related to these plans for the years ended December 31, 2019, 2018 and 2017, respectively.
CyrusOne offers a defined contribution 401(k) retirement savings plan to its employees. CyrusOne's matching contribution to its retirement savings plan was $1.9 million, $1.8 million and $1.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

15. Income (Loss) per Share

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
On November 20, 2019, CyrusOne Inc. entered into a forward sale agreement with Jefferies LLC with respect to 1.6 million shares of its common stock at an initial forward price of $61.67 per share. The hedge completion date was November 29, 2019. The Company has twelve months to settle the forward sale agreement.
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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

The following table reflects the computation of basic and diluted net (loss) income per share:

IN MILLIONS, except per share amounts	Year Ended		Year Ended		Year Ended
For December 31,	2019		2018		2017
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$41.4	$41.4	$1.2	$1.2	$(83.5)	$(83.5)
Less: Restricted stock dividends	(0.7)	(0.7)	(1.1)	(1.1)	(0.9)	(0.9)
Net income (loss) available to stockholders	$40.7	$40.7	$0.1	$0.1	$(84.4)	$(84.4)
Denominator:
Weighted average common outstanding-basic	112.1	112.1	99.8	99.8	88.9	88.9
Performance-based restricted stock and units(1)		0.4		0.6		—
Weighted average shares outstanding-diluted		112.5		100.4		88.9
EPS:
Net income (loss) per share-basic	$0.36		$—		$(0.95)
Effect of dilutive shares:
Net income (loss) per share-diluted		$0.36		$—		$(0.95)

(1) We have excluded 0.4 million weighted average shares of restricted stock, and 0.1 million of weighted average stock options which are securities convertible into common stock from our diluted earnings per share as of December 31, 2017. These amounts were deemed anti-dilutive.

16. Stockholders' Equity

Capitalization

During the first quarter of 2018, the Company entered into sales agreements pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate sales price of up to $500.0 million (the "2018 ATM Stock Offering Program"). During the fourth quarter of 2018, the Company entered into sales agreements pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate sales price of up to $750.0 million (the "New 2018 ATM Stock Offering Program"). The New 2018 ATM Stock Offering Program replaced the 2018 ATM Stock Offering Program. During the year ended December 31, 2019, the Company sold approximately 6.5 million shares of its common stock under its New 2018 ATM Stock Offering Program at an average price of $55.43, generating net proceeds of approximately $355.6 million, net of sales commissions, underwriting discounts and estimated expenses of $4.3 million. As of December 31, 2019, there was approximately $290.1 million under the New 2018 ATM Stock Offering Program available for future offerings. During the year ended December 31, 2018, the Company sold 12.2 million common shares at an average price of $59.28. At December 31, 2019, the Company had approximately 114.8 million shares of common stock outstanding.
On November 20, 2019, CyrusOne Inc. entered into a forward sale agreement with a financial institution acting as forward purchaser under the New 2018 ATM Stock Offering Program with respect to 1.6 million shares of its common stock at an initial forward price of $61.67 per share. The Company has twelve months to settle the forward sale agreement. The Company did not receive any proceeds from the sale of its common shares by the forward purchasers. The Company currently expects to fully physically settle the forward equity sale agreement and receive cash proceeds upon one or more settlement dates at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreement in November 2020, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreement multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the agreement. We have not settled any portion of this forward equity sale agreement as of the date of this filing.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Dividends
We have declared cash dividends on common shares and distributions on operating partnership units for the years ended December 31, 2019 and 2018 as presented in the table below:

Record date	Payment date	Cash dividend per share or operating partnership unit
March 29, 2018	April 13, 2018	$0.46
June 29, 2018	July 13, 2018	$0.46
September 28, 2018	October 12, 2018	$0.46
January 2, 2019	January 11, 2019	$0.46
March 29, 2019	April 12, 2019	$0.46
June 28, 2019	July 12, 2019	$0.46
September 27, 2019	October 11, 2019	$0.50
January 2, 2020	January 10, 2020	$0.50

As of December 31, 2019 and 2018 we had a dividend payable of $58.6 million and $51.0 million, respectively. On February 19, 2020, we announced a regular cash dividend of $0.50 per common share payable to shareholders of record as of the close of business on March 27, 2020, payable on April 10, 2020.

17. Stock-Based Compensation

The board of directors of CyrusOne Inc. adopted the 2012 Long-Term Incentive Plan ("LTIP"), prior to the IPO, which was amended and restated on May 2, 2016 and February 18, 2019. The LTIP is administered by the compensation committee of the board of directors. Awards issuable under the LTIP include common stock, restricted stock, restricted stock units, stock options and other incentive awards. CyrusOne Inc. has reserved a total of 8.9 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. The related stock compensation expense incurred by CyrusOne Inc. is allocated to the operating partnership. Shares available under the LTIP at December 31, 2019, were approximately 4.6 million. Shares vest according to each agreement and as long as the employee remains employed with the Company. The Company has granted awards with time-based vesting, performance-based vesting and market-based vesting features. The performance-based vesting metrics granted have varied and are described in each of the grant years below.

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

Stock-based compensation expense was as follows:

For the periods ended December 31,	2019	2018	2017
2014 Grants	$—	$—	$0.1
2015 Grants	—	0.4	1.8
2016 Grants	1.1	5.7	6.6
2017 Grants	3.1	4.6	6.2
2018 Grants	5.4	6.8	—
2019 Grants and ESPP expense	7.1	—	—
Total	$16.7	$17.5	$14.7

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
Total awards granted in 2014 had a grant date fair value of $12.9 million. As of December 31, 2019, there was no unearned compensation related to the awards granted in 2014 as all such awards are fully vested.
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
Total awards granted in 2015 had a grant date fair value of $13.8 million. As of December 31, 2019, there was no unearned compensation related to the awards granted in 2015 as all such awards are fully vested.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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
Total awards granted in 2016 had a grant date fair value of $22.6 million. As of December 31, 2019, there was no unearned compensation related to the awards granted in 2016 as all such awards are fully vested.
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

Total awards granted in 2017 had a grant date fair value of $15.9 million. As of December 31, 2019, unearned compensation representing the unvested portion of the awards granted in 2017 totaled $0.5 million, with a weighted average vesting period of 0.1 years.
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

Total awards granted in 2018 had a grant date fair value of $20.2 million. As of December 31, 2019, unearned compensation representing the unvested portion of the awards granted in 2018 totaled $5.7 million, with a weighted average vesting period of 0.8 years.

2019 Grants

On February 21, 2019, the Company issued time and market-based awards under the LTIP in the form of restricted stock units and restricted stock. The Company granted 175,073 time-based restricted stock units that generally vest annually on a pro-rata basis over a three-year period and 16,681 shares of time-based restricted stock that generally vest over a one-year period with a grant date fair value of $52.46, and 184,145 market-based restricted stock units, at target, with a grant date fair value of $43.67.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

In addition, during the year ended December 31, 2019, the Company granted from time to time a total of 42,052 time-based restricted stock units that vest annually on a pro rata basis over a three-year period.

Total awards granted in 2019 had a grant date fair value of $20.5 million. As of December 31, 2019, unearned compensation representing the unvested portion of the awards granted in 2019 totaled $11.9 million, with a weighted average vesting period of 1.6 years.

Restricted Stock Units, Restricted Stock and Stock Option Activity

The following tables summarize the unvested restricted stock units, restricted stock and stock options activity and the weighted average fair value of these shares at the date of grant for the year ended December 31, 2019:
Restricted Stock Units ("RSU")

	2019
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	511,409	$56.23
Granted	401,270	48.90
Vested	(187,176)	43.37
Forfeited	(78,884)	52.99
Outstanding December 31,	646,619	$55.80

Restricted Stock ("RS")

	2019
	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding January 1,	419,356	$35.73
Granted	16,681	52.46
Vested	(384,753)	35.61
Forfeited	(34,603)	37.09
Outstanding December 31,	16,681	$52.46

Stock Options

	2019
	Options	Weighted Average Exercise Price
Outstanding January 1,	401,223	$31.96
Granted	—	—
Exercised	(25,586)	36.70
Forfeited or expired	(551)	23.58
Outstanding December 31,	375,086	31.64
Exercisable at December 31,	375,086	31.64
Vested and expected to vest	375,086	$31.64

The aggregate intrinsic value of options outstanding and options exercisable is based on the Company's closing stock price on the last trading day of the fiscal year for in-the-money options. The aggregate intrinsic value represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices. The total intrinsic value of options exercised during 2019 was $0.4 million, 2018 was $0.6 million and 2017 was $0.5 million.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

The aggregate intrinsic value of both options outstanding and options exercisable at December 31, 2019 was $13.1 million.
Stock Option Assumptions
The following table summarizes the stock option assumptions for the years ended December 31, 2019, 2018 and 2017:

	Options Outstanding		Options Exercisable		Assumption Range
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Terms (Years)	Number of Shares	Weighted Average Remaining Contractual Terms (Years)	Risk-Free Interest Rate	Expected Annual Dividend Yield	Expected Terms in Years	Expected Volatility
2017
$23.58	67,322	5.3	67,322	5.3	0.92%	3.4%	6.0	35%
$28.42	143,358	7.1	95,572	7.1	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%
$30.74	12,719	7.6	8,479	7.6	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%
$36.99	192,060	8.1	64,022	8.1	1.47% - 1.64%	4.1%	5.5-6.5	27.5% - 35.0%
2018
$23.58	53,086	4.3	53,086	4.3	0.92%	3.4%	6.0	35%
$28.42	143,358	6.1	143,358	6.1	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%
$30.74	12,719	6.6	12,719	6.6	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%
$36.99	192,060	6.8	130,425	6.7	1.47% - 1.64%	4.1%	5.5-6.5	27.5% - 35.0%
2019
$23.58	51,985	3.3	51,985	3.3	0.92%	3.4%	6.0	35%
$28.42	143,358	5.1	143,358	5.1	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%
$30.74	12,719	5.6	12,719	5.6	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%
$36.99	167,024	6.1	167,024	6.1	1.47% - 1.64%	4.1%	5.5-6.5	27.5% - 35.0%

18. Related Party Transactions

The Company has a strategic partnership with GDS, a developer and operator of high-performance, large-scale data centers in the People's Republic of China. In connection with our investment in GDS, the Company entered into an agreement with GDS for the joint marketing of each company’s data centers. Also as a part of the agreement, the Company's Chief Executive Officer joined the board of directors of GDS on June 22, 2018.

For the years ended December 31, 2019 and 2018, the Company incurred $0.5 million and $0.9 million of commission and referral charges payable to GDS, respectively. The commission and referral charges were capitalized as deferred leasing costs and will be amortized over the terms of the respective customer leases. No significant referral expense was recognized by the Company in 2019, 2018 or 2017. We have not recognized any referral revenue related to the agreement with GDS in 2019, 2018 or 2017. See Note 9, Equity Investments, for additional information related to our GDS investment.

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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Income tax expense (benefit) for the years ended December 31, 2019, 2018 and 2017 as reported in the accompanying Consolidated Statements of Operations was comprised of the following:

	Year Ended December 31,
IN MILLIONS	2019	2018	2017
Current
Federal	$1.7	$1.0	$1.2
State	1.9	2.0	1.8
Foreign	0.2	—	—
Total current expense	$3.8	$3.0	$3.0

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	$(7.5)	$(2.4)	$—
Total deferred (benefit) expense	(7.5)	(2.4)	—
Total income tax (benefit) expense	$(3.7)	$0.6	$3.0

An income tax expense reconciliation between the U.S. statutory tax rate and the effective tax rate is as follows:

	Year Ended December 31,
IN MILLIONS	2019	2018	2017

Income tax at U.S. federal statutory income tax rate	$7.9	$0.4	$(28.2)
State and local taxes, net of federal income tax benefit	1.7	2.0	1.8
Impact of REIT status	(13.7)	(2.1)	28.6
Permanent differences	(0.7)	(0.1)	—
Foreign tax rate and currency differences	(1.0)	0.2	—
Anti-hybrid disallowances	1.6	0.1	—
Valuation allowance	0.5	0.1	0.8
Income tax (benefit) expense	$(3.7)	$0.6	$3.0

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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

The components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
IN MILLIONS	2019	2018
Deferred tax assets
Net operating loss carryforwards	$16.3	$15.1
Accounts receivable/payable and other	8.2	7.4
Finance leases	0.9	1.8
Total gross deferred tax assets	$25.4	$24.3
Valuation allowance	(7.6)	(6.9)
Total gross deferred tax assets, net	$17.8	$17.4

Deferred tax liabilities
Fixed assets	(67.4)	(73.5)
Intangibles	$(10.9)	$(12.8)
Total gross deferred tax liabilities	$(78.3)	$(86.3)
Total net deferred tax assets/(liabilities)	$(60.5)	$(68.9)

On August 24, 2018, the Company completed the acquisition of Zenium. The Company recorded a deferred tax liability of $72.7 million in connection with the acquisition, which primarily related to differences between the carrying amounts of the assets and liabilities acquired and their tax bases in the jurisdictions in which they operate.
As of December 31, 2019, the Company’s deferred tax assets were primarily attributable to foreign NOL carryforwards that generally do not expire. A valuation allowance will be recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. The Company has recorded a valuation allowance of $7.6 million as of December 31, 2019.
The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and certain foreign jurisdictions. With few exceptions, the Company is no longer subject to examination of its U.S. federal, state and local tax returns for years prior to 2015.
As of December 31, 2019, the Company as no liability for unrecognized tax benefits. If applicable, the Company will recognize interest and penalties related to unrecognized tax benefits as a component of tax expense.
20. Commitments and Contingencies
Operating Leases
We lease certain data center facilities and equipment from third parties. Certain of these leases provide for renewal options with fixed rent escalations beyond the initial lease term.
Standby Letters of Credit
As of December 31, 2019, CyrusOne Inc. had outstanding letters of credit of $8.2 million as security for obligations under the terms of its lessee agreements.
Performance Guarantees
Customer contracts generally require specified levels of performance related to uninterrupted service and cooling temperatures. If these performance standards are not met, we could be obligated to issue billing credits to the customer. Management assesses the probability that a performance standard will not be achieved. As of December 31, 2019 and 2018, no accruals for performance guarantees were required.
Purchase Commitments
The Company has entered into non-cancellable contracted commitments for construction of data center facilities and acquisition of equipment. As of December 31, 2019, these commitments were approximately $217.4 million and are expected to be incurred over the next one to two years. In addition, the Company has entered into equipment and electricity power contracts, which require minimum purchase commitments for power. These agreements range from one to two years and provide for payments for early

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

termination or require minimum payments for the remaining term. As of December 31, 2019, the minimum commitments for these arrangements were approximately $89.9 million.
The Company has entered into an Agreement to Lease contract that requires the Company to enter into a lease upon shell completion of building in London, UK totaling 70,000 square feet with annual rent totaling £1.4 million for initial lease terms of 20 years. We expect construction of the shell building to be completed in 2020.
Indemnifications
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

21. Guarantors

The 2024 Notes and the 2029 Notes issued by CyrusOne LP (the “LP Co-Issuer”) and CyrusOne Finance Corp. (the “Finance Co-Issuer” and, together with the LP Co-Issuer, the “Co-Issuers”) are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by CyrusOne Inc. (the “Parent Guarantor”).

The indentures governing the 2024 Notes and 2029 Notes contain affirmative and negative covenants customarily found in indebtedness of this type, including covenants that restrict, subject to certain exceptions, the Company’s ability to incur secured or unsecured indebtedness. The Company and its subsidiaries are also required to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis, subject to certain qualifications set forth in the indentures. The covenants contained in the indentures do not restrict the Company’s ability to pay dividends or distributions to stockholders.

The Old 2024 Notes and the Old 2027 Notes issued by the LP Co-Issuer and the Finance Co-Issuer were fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis.

The indentures governing the Old 2024 Notes and Old 2027 Notes contained affirmative and negative covenants customarily found in indebtedness of this type, including covenants that restricted, subject to certain exceptions, the Company’s ability to: incur secured or unsecured indebtedness; pay dividends or distributions on its equity interests, or redeem or repurchase equity interests of the Company; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of the Operating Partnership’s subsidiaries to pay dividends or make certain transfers and other payments to the Operating Partnership or to other subsidiaries; sell assets; and merge, consolidate or transfer all or substantially all of the operating partnership’s assets. The Company and its subsidiaries were also required to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis, subject to certain qualifications set forth in the indenture.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Notwithstanding the foregoing, the covenants contained in the indentures did not restrict the Company’s ability to pay dividends or distributions to stockholders to the extent (i) no default or event of default existed or was continuing under the indentures and (ii) the Company believed in good faith that it qualified as a REIT under the Code and the payment of such dividend or distribution was necessary either to maintain its status as a REIT or to enable it to avoid payment of any tax that could be avoided by reason of such dividend or distribution. Subject to the provisions of the indentures governing the Old 2024 Notes and Old 2027 Notes, in certain circumstances, a Guarantor could have been released from its guarantee obligation, including:

•
upon the sale or other disposition (including by way of consolidation or merger) of such Guarantor or of all of the capital stock of such Guarantor such that such Guarantor was no longer a restricted subsidiary under the indentures,

•	upon the sale or disposition of all or substantially all of the assets of the Guarantor,

•	upon the LP Co-issuer designating such Guarantor as an unrestricted subsidiary under the terms of the indentures,

•	if such Guarantor was no longer a guarantor or other obligor of any other indebtedness of the LP Co-issuer or the Parent Guarantor,

•	upon the LP Co-issuer designating such Guarantor as an excluded subsidiary under the terms of the indentures,

•	upon the defeasance or discharge of the Old 2024 Notes or Old 2027 Notes, as applicable, in accordance with the terms of the indentures, and

•	upon the Old 2024 Notes or Old 2027 Notes, as applicable, being rated investment grade by at least two rating agencies and no default or event of default having occurred and continuing.

The term “Guarantor Subsidiaries” refers collectively to the Subsidiary Guarantors and the General Partner, who were guarantors of the Old 2024 Notes and Old 2027 Notes prior to May 9, 2019. The term “Non-Guarantors” refers collectively to the Company’s foreign subsidiaries and certain domestic subsidiaries, which are not, and were not, prior to May 9, 2019, guarantors of the Old 2024 Notes or Old 2027 Notes. On and after May 9, 2019, the term “Non-Guarantor Subsidiaries” refers collectively to the Subsidiary Guarantors and the Non-Guarantors.

The Parent Guarantor is a REIT whose only material asset is its ownership of operating partnership units of the LP Co-Issuer. The LP Co-Issuer and its subsidiaries hold substantially all the assets of the Company. The LP Co-Issuer conducts the operations of the business, along with its subsidiaries. The Finance Co-Issuer does not have any operations or revenues.
The following schedules present the consolidating balance sheets as of December 31, 2019, and the consolidating statements of operations, comprehensive income (loss) and cash flows for the years ended December 31, 2019, 2018 and 2017 for the Parent Guarantor, General Partner, each Co-Issuer and Non-Guarantor Subsidiaries. Prior to the release of the Subsidiary Guarantors on May 9, 2019, the following schedules present the consolidating balance sheets as of December 31, 2018, the consolidating statements of operations and comprehensive income (loss), and the statements of cash flows for the years ended December 31, 2018 and 2017 for the Parent Guarantor, General Partner, each Co-Issuer, Guarantor Subsidiaries, and Non-Guarantors. Eliminations and consolidation adjustments primarily relate to the elimination of investments in subsidiaries and equity earnings (loss) related to investments in subsidiaries (in millions).

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Consolidating Balance Sheets

IN MILLIONS	As of December 31, 2019
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Non-Guarantor Subsidiaries	Eliminations/Consolidations	Total
Total investment in real estate, net	$—	$—	$—	$—	$4,640.4	$69.9	$4,710.3
Cash and cash equivalents	—	—	0.6	—	75.8	—	76.4
Investment in subsidiaries	2,402.2	16.8	3,569.0	—	—	(5,988.0)	—
Rent and other receivables, net	—	—	—	—	291.9	—	291.9
Restricted cash	—	—	—	—	1.3	—	1.3
Operating lease right-of-use assets, net	—	—	—	—	161.9	—	161.9
Intercompany receivable	21.1	—	1,753.3	—	38.8	(1,813.2)	—
Equity investments	—	—	—	—	135.1	—	135.1
Goodwill	—	—	—	—	455.1	—	455.1
Intangible assets, net	—	—	—	—	196.1	—	196.1
Other assets	—	—	3.5	—	110.4	—	113.9
Total assets	$2,423.3	$16.8	$5,326.4	$—	$6,106.8	$(7,731.3)	$6,142.0
Debt	$—	$—	$2,886.6	$—	$—	$—	$2,886.6
Intercompany payable	—	—	21.1	—	1,792.1	(1,813.2)	—
Finance lease liabilities	—	—	—	—	31.8	—	31.8
Operating lease liabilities	—	—	—	—	195.8	—	195.8
Construction costs payable	—	—	—	—	176.3	—	176.3
Accounts payable and accrued expenses	—	—	5.1	—	117.6	—	122.7
Dividends payable	58.6	—	—	—	—	—	58.6
Deferred revenue and prepaid rents	—	—	—	—	163.7	—	163.7
Deferred tax liability	—	—	—	—	60.5	—	60.5
Other liabilities	—	—	11.4	—	—	—	11.4
Total liabilities	58.6	—	2,924.2	—	2,537.8	(1,813.2)	3,707.4
Total stockholders' equity	2,364.7	16.8	2,402.2	—	3,569.0	(5,918.1)	2,434.6
Total liabilities and equity	$2,423.3	$16.8	$5,326.4	$—	$6,106.8	$(7,731.3)	$6,142.0

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

IN MILLIONS	As of December 31, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Total investment in real estate, net	$—	$—	$—	$—	$3,611.2	$644.9	$36.9	$4,293.0
Cash and cash equivalents	—	—	—	—	27.2	37.2	—	64.4
Investment in subsidiaries	2,216.9	22.2	3,122.5	—	—	—	(5,361.6)	—
Rent and other receivables, net	—	—	—	—	218.7	16.2	—	234.9
Intercompany receivable	23.2	—	1,761.5	—	6.8	—	(1,791.5)	—
Equity investments	—	—	—	—	—	198.1	—	198.1
Goodwill	—	—	—	—	455.1	—	—	455.1
Intangible assets, net	—	—	—	—	178.1	57.6	—	235.7
Other assets	—	—	0.5	—	94.4	16.4	—	111.3
Total assets	$2,240.1	$22.2	$4,884.5	$—	$4,591.5	$970.4	$(7,116.2)	$5,592.5
Debt	$—	$—	$2,624.7	$—	$—	$—	$—	$2,624.7
Intercompany payable	—	—	23.2	—	1,761.5	6.8	(1,791.5)	—
Finance lease liabilities	—	—	—	—	104.0	52.7	—	156.7
Construction costs payable	—	—	—	—	175.6	19.7	—	195.3
Accounts payable and accrued expenses	—	—	19.7	—	95.9	5.7	—	121.3
Dividends payable	51.0	—	—	—	—	—	—	51.0
Deferred revenue and prepaid rents	—	—	—	—	144.9	3.7	—	148.6
Deferred tax liability	—	—	—	—	—	68.9	—	68.9
Total liabilities	51.0	—	2,667.6	—	2,281.9	157.5	(1,791.5)	3,366.5
Total stockholders' equity	2,189.1	22.2	2,216.9	—	2,309.6	812.9	(5,324.7)	2,226.0
Total liabilities and equity	$2,240.1	$22.2	$4,884.5	$—	$4,591.5	$970.4	$(7,116.2)	$5,592.5

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Consolidating Statements of Operations and Comprehensive Income (Loss)

IN MILLIONS	Year Ended December 31, 2019
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Non-Guarantor Subsidiaries	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$981.3	$—	$981.3
Total operating expenses	—	—	—	—	914.3	—	914.3
Operating income	—	—	—	—	67.0	—	67.0
Interest (expense) income, net	—	—	(114.5)	—	(0.4)	32.9	(82.0)
Gain on marketable equity investment	—	—	—	—	132.3	—	132.3
Loss on early extinguishment of debt	—	—	(71.8)	—	—	—	(71.8)
Foreign currency and derivative losses, net	—	—	(7.5)	—	—	—	(7.5)
Other expense	—	—	—	—	(0.3)	—	(0.3)
(Loss) income before income taxes	—	—	(193.8)	—	198.6	32.9	37.7
Income tax benefit	—	—	—	—	3.7	—	3.7
Equity earnings (loss) related to investment in subsidiaries	19.6	0.1	214.1	—	—	(233.8)	—
Net income (loss)	19.6	0.1	20.3	—	202.3	(200.9)	41.4
Other comprehensive income	—	—	(0.7)	—	11.8	—	11.1
Comprehensive income (loss)	$19.6	$0.1	$19.6	$—	$214.1	$(200.9)	$52.5

IN MILLIONS	Year Ended December 31, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$799.7	$21.7	$—	$821.4
Total operating expenses	—	—	—	—	700.2	31.5	—	731.7
Operating income (loss)	—	—	—	—	99.5	(9.8)	—	89.7
Interest (expense) benefit, net	—	—	(110.6)	—	—	(3.3)	19.2	(94.7)
Gain on marketable equity investment	—	—	—	—	—	9.9	—	9.9
Loss on early extinguishment of debt	—	—	(3.1)	—	—	—	—	(3.1)
(Loss) income before income taxes	—	—	(113.7)	—	99.5	(3.2)	19.2	1.8
Income tax (expense) benefit	—	—	—	—	(3.0)	2.4	—	(0.6)
Equity (loss) earnings related to investment in subsidiaries	(28.9)	(0.3)	84.8	—	—	—	(55.6)	—
Net (loss) income	(28.9)	(0.3)	(28.9)	—	96.5	(0.8)	(36.4)	1.2
Other comprehensive loss	—	—	—	—	—	(10.9)	—	(10.9)
Comprehensive (loss) income	$(28.9)	$(0.3)	$(28.9)	$—	$96.5	$(11.7)	$(36.4)	$(9.7)

IN MILLIONS	Year Ended December 31, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$666.4	$5.6	$—	$672.0
Total operating expenses	—	—	—	—	640.4	7.5	—	647.9
Operating income (loss)	—	—	—	—	26.0	(1.9)	—	24.1
Interest (expense) benefit, net	—	—	(76.2)	—	—	(2.6)	10.7	(68.1)
Loss on early extinguishment of debt	—	—	(36.5)	—	—	—	—	(36.5)
(Loss) income before income taxes	—	—	(112.7)	—	26.0	(4.5)	10.7	(80.5)
Income tax expense	—	—	—	—	(3.0)	—	—	(3.0)
Equity (loss) earnings related to investment in subsidiaries	(18.7)	(0.2)	94.0	—	(4.6)	—	(70.5)	—
Net (loss) income	(18.7)	(0.2)	(18.7)	—	18.4	(4.5)	(59.8)	(83.5)
Other comprehensive income	—	—	—	—	—	75.5	—	75.5
Comprehensive (loss) income	$(18.7)	$(0.2)	$(18.7)	$—	$18.4	$71.0	$(59.8)	$(8.0)

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Consolidating Statements of Cash Flows

IN MILLIONS	Year Ended December 31, 2019
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Non-Guarantor Subsidiaries	Eliminations/Consolidations	Total
Net cash (used in) provided by operating activities	$—	$—	$(124.9)	$—	$457.7	$32.9	$365.7
Cash flows from investing activities:
Investment in real estate	—	—	—	—	(843.5)	(32.9)	(876.4)
Investment in subsidiaries	(357.2)	(2.5)	(210.4)	—	—	570.1	—
Equity investments	—	—	—	—	(3.8)	—	(3.8)
Proceeds from sale of equity investments	—	—	—	—	199.0	—	199.0
Proceeds from the sale of real estate assets	—	—	—	—	1.3	—	1.3
Return of investment	210.4	—	—	—	—	(210.4)	—
Intercompany borrowings	9.3	—	8.2	—	32.0	(49.5)	—
Net cash (used in) provided by investing activities	(137.5)	(2.5)	(202.2)	—	(615.0)	277.3	(679.9)
Cash flows from financing activities:
Issuance of common stock, net	357.2	—	—	—	—	—	357.2
Dividends paid	(210.4)	—	(210.4)	—	—	210.4	(210.4)
Intercompany borrowings	—	—	(9.3)	—	(40.2)	49.5	—
Proceeds from revolving credit facility	—	—	656.7	—	—	—	656.7
Repayments of revolving credit facility	—	—	(182.5)	—	—	—	(182.5)
Repayments of unsecured term loan	—	—	(200.0)	—	—	—	(200.0)
Proceeds from senior notes	—	—	1,197.4	—	—	—	1,197.4
Repayments of senior notes	—	—	(1,200.0)	—	—	—	(1,200.0)
Payment of debt extinguishment costs	—	—	(72.0)	—	—	—	(72.0)
Payment of deferred financing costs	—	—	(9.4)	—	—	—	(9.4)
Payments on finance lease liabilities	—	—	—	—	(2.9)	—	(2.9)
Tax payment upon exercise of equity awards	(9.3)	—	—	—	—	—	(9.3)
Contributions/distributions from parent	—	2.5	357.2	—	210.4	(570.1)	—
Net cash provided by (used in) financing activities	137.5	2.5	327.7	—	167.3	(310.2)	324.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	—	2.7	—	2.7
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—	0.6	—	12.7	—	13.3
Cash, cash equivalents and restricted cash at beginning of period	—	—	—	—	64.4	—	64.4
Cash, cash equivalents and restricted cash at end of period	$—	$—	$0.6	$—	$77.1	$—	$77.7

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

IN MILLIONS	Year Ended December 31, 2018
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Net cash (used in) provided by operating activities	$—	$—	$(103.6)	$—	$421.6	$(27.9)	$19.2	$309.3
Cash flows from investing activities:
Asset acquisitions, primarily real estate, net of cash acquired	—	—	—	—	—	(462.8)	—	(462.8)
Investment in real estate	—	—	—	—	(814.6)	(31.9)	(19.2)	(865.7)
Equity investments	—	—	—	—	—	(12.6)	—	(12.6)
Investment in subsidiaries	(700.0)	(7.0)	(829.5)	—	—	—	1,536.5	—
Return of investment	181.1	—	—	—	—	—	(181.1)	—
Intercompany borrowings	5.6	—	(105.1)	—	(6.8)	—	106.3	—
Net cash (used in) provided by investing activities	(513.3)	(7.0)	(934.6)	—	(821.4)	(507.3)	1,442.5	(1,341.1)
Cash flows from financing activities:
Issuance of common stock, net	699.6	—	—	—	—	—	—	699.6
Dividends paid	(181.1)	—	(181.1)	—	—	—	181.1	(181.1)
Intercompany borrowings	—	—	(5.6)	—	105.1	6.8	(106.3)	—
Proceeds from revolving credit facility	—	—	658.4	—	—	29.9	—	688.3
Repayments of revolving credit facility	—	—	(532.7)	—	—	(114.7)	—	(647.4)
Proceeds from unsecured term loan	—	—	1,300.0	—	—	—	—	1,300.0
Repayments of unsecured term loan	—	—	(900.0)	—	—	—	—	(900.0)
Payments on finance lease liabilities	—	—	—	—	(7.9)	(1.6)	—	(9.5)
Tax payment upon exercise of equity awards	(5.2)	—	—	—	—	—	—	(5.2)
Contributions/distributions from parent	—	7.0	700.0	—	178.6	650.9	(1,536.5)	—
Net cash provided by (used in) financing activities	513.3	7.0	1,039.0	—	275.8	571.3	(1,461.7)	944.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(0.8)	—	—	0.4	—	(0.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—	—	—	(124.0)	36.5	—	(87.5)
Cash, cash equivalents and restricted cash at beginning of period	—	—	—	—	151.2	0.7	—	151.9
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—	$—	$27.2	$37.2	$—	$64.4

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

IN MILLIONS	Year Ended December 31, 2017
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Net cash (used in) provided by operating activities	$—	$—	$(60.3)	$—	$339.7	$(0.6)	$10.7	$289.5
Cash flows from investing activities:
Asset acquisitions, primarily real estate, net of cash acquired	—	—	—	—	(492.3)	—	—	(492.3)
Investment in real estate	—	—	—	—	(903.8)	—	(10.7)	(914.5)
Equity investments	—	—	—	—	—	(100.0)	—	(100.0)
Investment in subsidiaries	(705.3)	(7.1)	(705.3)	—	(0.7)	—	1,418.4	—
Return of investment	145.7	—	—	—	—	—	(145.7)	—
Intercompany borrowings	6.5	—	(598.8)	—	—	0.5	591.8	—
Net cash (used in) provided by investing activities	(553.1)	(7.1)	(1,304.1)	—	(1,396.8)	(99.5)	1,853.8	(1,506.8)
Cash flows from financing activities:
Issuance of common stock, net	705.7	—	—	—	—	—	—	705.7
Dividends paid	(145.7)	—	(145.7)	—	—	—	145.7	(145.7)
Intercompany borrowings	—	—	(6.5)	—	598.2	—	(591.7)	—
Proceeds from revolving credit facility	—	—	1,037.3	—	—	—	—	1,037.3
Repayments of revolving credit facility	—	—	(1,275.0)	—	—	—	—	(1,275.0)
Proceeds from unsecured term loan	—	—	350.0	—	—	—	—	350.0
Proceeds from senior notes	—	—	1,217.8	—	—	—	—	1,217.8
Repayments of senior notes	—	—	(474.8)	—	—	—	—	(474.8)
Payment of debt extinguishment costs	—	—	(30.0)	—	—	—	—	(30.0)
Payment of deferred financing costs	—	—	(16.7)	—	—	—	—	(16.7)
Payments on finance lease liabilities	—	—	—	—	(8.6)	(1.2)	—	(9.8)
Interest paid by lenders on issuance of the senior notes	—	—	2.7	—	—	—	—	2.7
Tax payment upon exercise of equity awards	(6.9)	—	—	—	—	—	—	(6.9)
Contributions/distributions from parent	—	7.1	705.3	—	605.3	100.8	(1,418.5)	—
Net cash provided by (used in) financing activities	553.1	7.1	1,364.4	—	1,194.9	99.6	(1,864.5)	1,354.6
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—	—	—	137.8	(0.5)	—	137.3
Cash, cash equivalents and restricted cash at beginning of period	—	—	—	—	13.4	1.2	—	14.6
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—	$—	$151.2	$0.7	$—	$151.9

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

22. Quarterly Financial Information (Unaudited)
The table below reflects the unaudited selected quarterly information for the years ended December 31, 2019 and 2018:

IN MILLIONS, except per share amounts
	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$225.0	$251.5	$250.9	$253.9	$981.3
Operating income	11.8	19.7	13.2	22.3	67.0
Net income (loss)	89.4	(8.5)	12.6	(52.1)	41.4
Basic income (loss) per share	0.82	(0.08)	0.11	(0.46)	0.36
Diluted income (loss) per share	0.82	(0.08)	0.11	(0.46)	0.36

IN MILLIONS, except per share amounts
	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$196.6	$196.9	$206.6	$221.3	$821.4
Operating income	27.7	27.0	20.2	14.8	89.7
Net income (loss)	43.5	105.9	(42.4)	(105.8)	1.2
Basic income (loss) per share	0.45	1.07	(0.43)	(1.09)	—
Diluted income (loss) per share	0.45	1.06	(0.43)	(1.08)	—
23. Subsequent Event

On January 22, 2020, the Issuers closed their previously announced offering of €500.0 million aggregate principal amount of 1.450% Senior Notes due 2027 (the “2027 Notes”).

The 2027 Notes have been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a shelf registration statement on Form S- 3 (File No. 333-231203), as supplemented by the prospectus supplement dated January 15, 2020, filed with the SEC under the Securities Act.

The 2027 Notes are unsecured senior obligations of the Issuers, which rank equally in right of payment with all of the Issuers’ existing and future unsecured senior debt and senior in right of payment to all of the Issuers’ future subordinated debt, if any. The 2027 Notes will be effectively subordinated to any of the Issuers’ future secured debt, if any, to the extent of the value of the assets securing such debt. The 2027 Notes will be guaranteed on a senior unsecured basis by CyrusOne Inc., the sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP. The guarantees will rank equally in right of payment with all of CyrusOne Inc.’s existing and future unsecured senior debt and senior in right of payment to all of CyrusOne Inc.’s future subordinated debt, if any. The guarantees will be effectively subordinated to any of CyrusOne Inc.’s future secured debt to the extent of the value of the assets securing such debt. In addition, the 2027 Notes will be structurally subordinated to the liabilities of any subsidiaries of CyrusOne LP (other than CyrusOne Finance Corp.). The guarantees will be structurally subordinated to the liabilities of any subsidiaries of CyrusOne Inc. (other than the Issuers).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2019. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2019 based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2019, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited our financial statements included in this Annual Report on Form 10-K and has issued its attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019, which report is included under Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item can be found in the Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.
The Company has a Code of Business Conduct and Ethics that applies to all employees, including the Company’s principal executive officer, principal financial officer, and principal accounting officer, as well as to the members of the Board of Directors of the Company. The code is available at investor.cyrusone.com/corporate-governance. The Company intends to disclose any changes in, or waivers from, this code by posting such information on the same website or by filing a Current Report on Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or NASDAQ.
Items 11. Executive Compensation
The information required by this item can be found in the Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.
Items 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item can be found in the Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item can be found in the Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item can be found in the Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.
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
(3)EXHIBITS
See the accompanying Exhibit Index.
Exhibits may be obtained from us upon request at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to the Secretary of CyrusOne Inc., 2850 N. Harwood, Suite 2200, Dallas, Texas 75201. Exhibits are also available, free of charge, on the SEC's website at www.sec.gov.
ITEM 16.    FORM 10-K SUMMARY
None.

Schedule II.
Valuation and Qualifying Accounts

	Beginning	Charge	(Deductions)/	End
(dollars in millions)	of Period	to Expenses	Additions	of Period
Allowance for Doubtful Accounts
2019	$1.7	$1.7	$(1.6)	$1.8
2018	2.1	2.3	(2.7)	1.7
2017	2.1	0.2	(0.2)	2.1
Deferred Tax Valuation Allowance
2019	$6.9	$0.7	$—	$7.6
2018	7.2	(0.3)	—	6.9
2017	6.5	0.7	—	7.2

Schedule III. Real Estate Properties and Accumulated Depreciation

CyrusOne Inc.	As of December 31, 2019
(dollars in millions)	Initial Costs			Cost Capitalized Subsequent to Acquisition			Gross Carrying Amount
Description	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Accumulated Depreciation	Acquisition
Austin II	$2.0	$—	$—	$—	$23.5	$13.3	$2.0	$23.5	$13.3	$19.7	2011
Austin III	3.3	—	—	—	12.6	64.0	3.3	12.6	64.0	16.7	2015
Chicago - Aurora I	2.4	26.0	97.3	—	6.4	39.0	2.4	32.4	136.3	57.2	2016
Chicago - Aurora II	2.6	—	—	—	22.9	70.3	2.6	22.9	70.3	14.6	2016
Chicago - Aurora Tower	—	—	—	—	6.4	0.9	—	6.4	0.9	0.5	2018
Chicago - Lombard	0.7	3.2	—	—	1.5	8.1	0.7	4.7	8.1	8.6	2008
Cincinnati - 7th Street	0.9	42.2	—	—	71.9	37.2	0.9	114.1	37.2	99.5	1999
Cincinnati - Blue Ash*	—	2.6	—	—	(1.9)	0.2	—	0.7	0.2	0.6	2009
Cincinnati - Hamilton	—	9.5	—	—	34.2	7.8	—	43.7	7.8	33.6	2007
Cincinnati - Mason	—	—	—	—	20.3	1.7	—	20.3	1.7	15.8	2004
Cincinnati - North Cincinnati	0.9	12.3	—	—	65.5	16.0	0.9	77.8	16.0	47.7	2008
Dallas - Allen	6.5	—	—	—	15.0	39.5	6.5	15.0	39.5	2.9	2017
Dallas - Carrollton	16.1	—	—	—	63.8	323.3	16.1	63.8	323.3	133.6	2012
Dallas - Lewisville	—	46.2	2.2	—	11.9	38.9	—	58.1	41.1	69.4	2010
Florence	2.2	7.7	—	—	34.3	8.7	2.2	42.0	8.7	36.8	2005
Frankfurt I	4.0	31.0	109.7	—	5.0	13.9	4.0	36.0	123.7	13.7	2018
Frankfurt II	7.0	—	47.7	—	135.1	45.9	7.0	135.1	93.6	12.4	2018
Houston - Galleria	—	56.0	2.0	—	15.0	22.4	—	71.0	24.4	60.1	2010
Houston - Houston West I	1.4	21.4	0.1	—	63.8	51.5	1.4	85.2	51.6	90.6	2010
Houston - Houston West II	2.0	—	—	0.7	22.8	52.0	2.7	22.8	52.0	39.1	2013
Houston - Houston West III	7.1	—	—	0.1	18.1	32.3	7.2	18.1	32.3	13.6	2013
London - Great Bridgewater	—	16.5	—	—	(16.5)	1.3	—	—	1.3	1.0	2011
London I	—	25.3	20.5	—	19.0	25.9	—	44.3	46.4	6.5	2018
London II	—	19.9	58.7	—	22.9	34.6	—	42.8	93.3	17.4	2018
Northern Virginia - Sterling I	6.9	—	—	—	20.2	62.2	6.9	20.2	62.2	31.1	2013
Northern Virginia - Sterling II	—	—	—	—	28.8	112.4	—	28.8	112.4	36.7	2013
Northern Virginia - Sterling III	—	—	—	—	22.3	61.8	—	22.3	61.8	18.8	2017
Northern Virginia - Sterling IV	4.6	9.6	0.1	—	10.5	78.0	4.6	20.1	78.1	20.5	2016
Northern Virginia - Sterling V	14.5	—	—	—	81.7	303.7	14.5	81.7	303.7	56.6	2016
Northern Virginia - Sterling VI	9.7	—	—	—	60.2	196.9	9.7	60.2	196.9	19.5	2018
Northern Virginia - Sterling VIII	9.1	—	—	—	7.0	28.0	9.1	7.0	28.0	2.0	2018
Norwalk I*	—	18.3	25.3	—	(16.6)	(14.7)	—	1.7	10.6	4.5	2015
Phoenix - Chandler I	10.5	—	—	—	58.3	71.5	10.5	58.3	71.5	53.5	2011
Phoenix - Chandler II	—	—	—	—	16.2	39.8	—	16.2	39.8	24.2	2014
Phoenix - Chandler III	—	0.9	2.5	—	10.5	48.8	—	11.4	51.3	16.7	2016
Phoenix - Chandler IV	—	—	—	—	18.4	44.3	—	18.4	44.3	11.6	2017
Phoenix - Chandler V	—	—	—	—	12.1	54.6	—	12.1	54.6	9.3	2017
Phoenix - Chandler VI	2.3	—	—	0.1	23.3	101.7	2.4	23.3	101.7	20.8	2016
Phoenix - Chandler VII	4.2	—	—	—	0.8	0.4	4.2	0.8	0.4	—	2016
Raleigh-Durham I	2.1	73.5	71.3	—	6.3	8.7	2.1	79.8	80.0	34.4	2017
San Antonio I	4.6	3.0	—	—	28.7	36.3	4.6	31.7	36.3	35.5	2011
San Antonio II	6.7	—	—	0.3	30.3	61.0	7.0	30.3	61.0	24.4	2013
San Antonio III	—	—	—	—	40.2	99.5	—	40.2	99.5	29.9	2017
San Antonio IV	—	—	—	—	56.3	50.6	—	56.3	50.6	13.6	2017
Santa Clara II	—	2.7	—	—	—	—	—	2.7	—	1.1	2019
Somerset I	12.1	124.6	83.3	—	7.5	18.5	12.1	132.1	101.8	43.2	2017
South Bend - Monroe	—	—	—	—	1.9	0.3	—	1.9	0.3	2.0	2007
Stamford - Omega*	—	3.2	0.6	—	(3.1)	0.2	—	0.1	0.8	0.7	2015
Stamford - Riverbend*	—	4.3	13.2	—	(3.4)	(4.6)	—	0.9	8.6	6.9	2015

(dollars in millions)	Initial Costs			Cost Capitalized Subsequent to Acquisition			Gross Carrying Amount
Description	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Accumulated Depreciation	Acquisition
Totowa - Commerce	$—	$4.1	$0.8	$—	$(3.7)	$0.9	$—	$0.4	$1.7	$0.9	2015
Totowa - Madison	—	28.3	45.6	—	(22.2)	14.5	—	6.1	60.1	33.0	2015
Wappingers Falls I	—	9.9	13.3	—	(6.8)	9.9	—	3.1	23.2	16.2	2015
	$146.4	$602.2	$594.2	$1.2	$1,159.2	$2,433.9	$147.6	$1,761.4	$3,028.2	$1,379.2

Land held for future development	$206.0	$—	$—	$—	$—	$—	$206.0	$—	$—	$—

The aggregate cost of the total properties for federal income tax purposes was $7,088.2 million at December 31, 2019. In addition, Construction in progress was $946.3 million as we continue to build data center facilities.

* Reductions in Cost Capitalized Subsequent to Acquisition due to impairment losses recorded for the respective facility.

Historical Cost and Accumulated Depreciation and Amortization
The following table reconciles the historical cost and accumulated depreciation for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
(amounts in millions)	2019	2018	2017
Property
Balance—beginning of period	$5,347.5	$3,840.8	$2,601.6
Disposals	(15.8)	(20.8)	(3.4)
Impairments	(0.7)	—	(71.8)
Impact of adoption of ASU 2016-02	(97.8)	—	—
Additions (acquisitions and improvements)	856.3	1,527.5	1,314.4
Balance, end of period(1)	$6,089.5	$5,347.5	$3,840.8
Accumulated Depreciation
Balance—beginning of period	$1,054.5	$782.4	$578.5
Disposals	(14.0)	(14.0)	(1.9)
Impairments	—	—	(14.1)
Impact of adoption of ASU 2016-02	(19.3)	—	—
Additions (depreciation and amortization expense)	358.0	286.1	219.9
Balance, end of period	$1,379.2	$1,054.5	$782.4

(1) - Includes construction-in-progress of $946.3 million, $744.9 million and $487.1 million for the years ended December 31, 2019, 2018 and 2017, respectively that is not included in amounts reflected above in Schedule III.

EXHIBIT INDEX

Exhibit #	Exhibit Description

2.1
Transaction Agreement, dated as of February 4, 2017, by and among Sentinel Properties - Durham, LLC, Russo-Somerset, LLC, Sentinel Properties - Franklin, LLC, Sentinel NC-1, LLC, 800 Cottontail, LLC and CyrusOne LP (Incorporated by reference to Exhibit 2.1 of Form 10-Q, filed by the Registrant on May 10, 2017 (Registration No. 001-35789)).

2.2
Share Purchase Agreement, dated as of October 18, 2017, between Cheetah Asia Holdings LLC, CyrusOne LLC and GDS Holdings Limited (Incorporated by reference to Exhibit 2.1 of Form 8-K, filed by the Registrant on October 24, 2017 (Registration No. 001-35789)).

2.3(a)
Sale and Purchase Agreement dated December 21, 2017 among Zenium Topco Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by the Registrant on December 28, 2017 (Registration No. 001-35789)).

2.3(b)
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated April 20, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on April 27, 2018 (Registration No. 001-35789)).

2.3(c)
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated April 26, 2018 (Incorporated by reference to Exhibit 99.2 of Form 8-K, filed by CyrusOne Inc. on April 27, 2018 (Registration No. 001-35789)).

2.3(d)
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated May 17, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on May 21, 2018 (Registration No. 001-35789)).

2.3(e)
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated May 25, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on May 29, 2018 (Registration No. 001-35789)).

2.3(f)
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated June 28, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on June 29, 2018 (Registration No. 001-35789)).

2.3(g)
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated July 19, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on July 20, 2018 (Registration No. 001-35789)).

2.3(h)
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated July 27, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on July 30, 2018 (Registration No. 001-35789)).

2.3(i)
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated August 10, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on August 13, 2018 (Registration No. 001-35789)).

2.3(j)
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

4.1(b)
First Supplemental Indenture dated as of October 2, 2018, by and among C1-Allen LLC, C1-ATL LLC, C1-Mesa LLC, C1-Sterling VIII LLC, Warhol TRS LLC, Warhol Partnership LLC, Warhol REIT LLC, C1-Santa Clara LLC, CyrusOne LP, CyrusOne Finance Corp., the other guarantors party thereto and Wells Fargo Bank, N.A., as trustee, relating to the 5.000% Senior Notes due 2024. (Incorporated by reference to Exhibit 4.1(b) of Form 10-K, filed by CyrusOne Inc. on February 22, 2019 (Registration No. 001-35789))

4.1(c)
Second Supplemental Indenture, dated as of October 30, 2019, by and among CyrusOne LP and CyrusOne Finance Corp., as issuers, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee, relating to the 5.000% Senior Notes due 2024 (Incorporated by reference to Exhibit 4.1(c) of Form 10-Q, filed by CyrusOne Inc. on October 31, 2019 (Registration No. 001-35789)).

4.1(d)
Third Supplemental Indenture, dated as of December 5, 2019, by and among CyrusOne LP and CyrusOne Finance Corp., as issuers, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee, relating to the 5.000% Senior Notes due 2024 (Incorporated by reference to Exhibit 4.4 of Form 8-K, filed by CyrusOne Inc. on December 5, 2019 (Registration No. 001-35789)).

4.2(a)
Indenture, dated as of March 17, 2017, by and among CyrusOne LP and CyrusOne Finance Corp., as issuers, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee, relating to the 5.375% Senior Notes due 2027 (Incorporated by reference to Exhibit 4.2 of Form 8-K, filed by the Registrant on March 17, 2017 (Registration No. 001-35789)).

4.2(b)
First Supplemental Indenture dated as of October 2, 2018, by and among C1-Allen LLC, C1-ATL LLC, C1-Mesa LLC, C1-Sterling VIII LLC, Warhol TRS LLC, Warhol Partnership LLC, Warhol REIT LLC, C1-Santa Clara LLC, CyrusOneLP,CyrusOne Finance Corp., the other guarantors party thereto and Wells Fargo Bank, N.A., as trustee, relating to the 5.375%Senior Notes due 2027. (Incorporated by reference to Exhibit 4.2(b) of Form 10-K, filed by CyrusOne Inc. on February 22, 2019 (Registration No. 001-35789)).

4.2(c)
Second Supplemental Indenture, dated as of October 30, 2019, by and among CyrusOne LP and CyrusOne Finance Corp., as issuers, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee, relating to the 5.375% Senior Notes due 2027 (Incorporated by reference to Exhibit 4.2(c) of Form 10-Q, filed by CyrusOne Inc. on October 31, 2019 (Registration No. 001-35789)).

4.2(d)
Third Supplemental Indenture, dated as of December 5, 2019, by and among CyrusOne LP and CyrusOne Finance Corp., as issuers, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee, relating to the 5.375% Senior Notes due 2027 (Incorporated by reference to Exhibit 4.5 of Form 8-K, filed by CyrusOne Inc. on December 5, 2019 (Registration No. 001-35789)).

4.3(a)
Indenture, dated as of December 5, 2019, by and among CyrusOne LP and CyrusOne Finance Corp., as issuers, and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 of Form 8-K, filed by CyrusOne Inc. on December 5, 2019 (Registration No. 001-35789)).

4.3(b)
First Supplemental Indenture, dated as of December 5, 2019, by and among CyrusOne LP and CyrusOne Finance Corp., as issuers, CyrusOne Inc., as guarantor and Wells Fargo Bank, N.A., as trustee, relating to the 2.900% Senior Notes due 2024 (Incorporated by reference to Exhibit 4.2 of Form 8-K, filed by CyrusOne Inc. on December 5, 2019 (Registration No. 001-35789)).

4.3(c)
Second Supplemental Indenture, dated as of December 5, 2019, by and among CyrusOne LP and CyrusOne Finance Corp., as issuers, CyrusOne Inc., as guarantor and Wells Fargo Bank, N.A., as trustee, relating to the 3.450% Senior Notes due 2029 (Incorporated by reference to Exhibit 4.3 of Form 8-K, filed by CyrusOne Inc. on December 5, 2019 (Registration No. 001-35789)).

4.3(d)
Third Supplemental Indenture, dated as of January 22, 2020, by and among CyrusOne LP and CyrusOne Finance Corp., as issuers, CyrusOne Inc., as guarantor, Wells Fargo Bank, N.A., as trustee, and Deutsche Bank Trust Company Americas, as paying agent and security registrar (Incorporated by reference to Exhibit 4.2 of Form 8-K, filed by CyrusOne Inc. on January 22, 2020 (Registration No. 001-35789)).

4.4
Form of Certificate for Common Stock of CyrusOne Inc. (Incorporated by reference to Exhibit 4.1 of Amendment No. 5 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on December 13, 2012 (Registration No. 333-183132)).

4.5+	Description of Securities.

10.1	Certificate of Limited Partnership of CyrusOne LP (Incorporated by reference to Exhibit 3.3 of Form S-4, filed by CyrusOne LP on October 28, 2015 (Registration No. 333-207647)).

10.2	Amended and Restated Limited Partnership Agreement of CyrusOne LP (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on May 4, 2016 (Registration No. 001-35789)).

10.3
First Amendment to the Amended and Restated Agreement of Limited Partnership of CyrusOne LP, dated as of February 18, 2019. (Incorporated by reference to Exhibit 10.3 of Form 10-K, filed by CyrusOne Inc. on February 22, 2019 (Registration No. 001-35789))

10.4(a)
Credit Agreement, dated as of March 29, 2018, among CyrusOne LP, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, KeyBank National Association, as syndication agent, and JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc., Barclays Bank PLC, RBC Capital Markets, LLC and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on April 4, 2018 (Registration No. 001-35789)).

10.4(b)
Joinder Agreement dated as of October 2, 2018, by and among C1-Allen LLC, C1-ATL LLC, C1-Mesa LLC, C1-Sterling VIII LLC, Warhol TRS LLC, Warhol Partnership LLC, Warhol REIT LLC, C1-Santa Clara LLC and acknowledged by JPMorgan Chase Bank, N.A., relating to the Credit Agreement, dated as of March 29, 2018, among CyrusOne LP, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, KeyBank National Association, as syndication agent, and JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc., Barclays Bank PLC, RBC Capital Markets, LLC and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners (Incorporated by reference to Exhibit 10.5(b) of Form 10-K, filed by CyrusOne Inc. on February 22, 2019 (Registration No. 001-35789)).

10.5
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

10.6
Forward Sale Agreement, dated September 25, 2018, between CyrusOne Inc. and Morgan Stanley & Co. LLC (Incorporated by reference to Exhibit 1.2 of Form 8-K, filed by CyrusOne Inc. on October 1, 2018 (Registration No. 001-35789)).

10.7
Form of Forward/Primary Sales Agreement, dated November 19, 2018, by and among CyrusOne Inc., CyrusOne GP, CyrusOne LP and each of Barclays Capital Inc., BMO Capital Markets Corp., Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, Jefferies LLC, KeyBanc Capital Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., Raymond James & Associates, Inc. and RBC Capital Markets, LLC (Incorporated by reference to Exhibit 1.1 of Form 8-K, filed by CyrusOne Inc. on November 19, 2018 (Registration No. 001-35789)).

10.8
Form of Primary Sales Agreement, dated November 19, 2018, by and among CyrusOne Inc., CyrusOne GP, CyrusOne LP and each of Capital One Securities, Inc., Stifel, Nicolaus & Company, Incorporated, SunTrust Robinson Humphrey, Inc. and TD Securities (USA) LLC (Incorporated by reference to Exhibit 1.2 of Form 8-K, filed by CyrusOne Inc. on November 19, 2018 (Registration No. 001-35789)).

10.9(a)
Form of Indemnification Agreement between CyrusOne Inc. and its directors and officers. (Incorporated by reference to Exhibit 10.5 of Amendment No. 5 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on December 13, 2012 (Registration No. 333-183132)).

10.9(b)
Form of Indemnification Agreement between CyrusOne Inc. and its directors and officers. (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on July 27, 2016 (Registration No. 001-35789)).

10.10†
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

10.14(a)†
Employment Agreement, dated as of January 24, 2013, by and between CyrusOne LLC and Venkatesh S. Durvasula (Incorporated by reference to Exhibit 10.18 of Form 10-K, filed by the Registrant on March 29, 2013 (Registration No. 001-35789)).

10.14(b)†
Long-Term International Assignment Letter, dated October 30, 2018, by and between CyrusOne LLC and Venkatesh S. Durvasula (Incorporated by reference to Exhibit 10.15(a) of Form 10-K, filed by CyrusOne Inc. on February 22, 2019 (Registration No. 001-35789)).

10.14(c)†
Offer Letter, dated as of November 6, 2018, by and between CyrusOne LLC and Venkatesh S. Durvasula (Incorporated by reference to Exhibit 10.15(b) of Form 10-K, filed by CyrusOne Inc. on February 22, 2019 (Registration No. 001-35789)).

10.14(d)†
Transition and Separation Agreement dated as of January 13, 2020 by and between Venkatesh S. Durvasula and CyrusOne LLC (Incorporated by reference to Exhibit 10.1 of Form 8-K/A, filed by CyrusOne Inc. on January 17, 2020) (Registration No. 001-35789).

10.15†
Employment Agreement dated as of July 31, 2015, by and between CyrusOne LLC and Robert M. Jackson (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on August 3, 2015 (Registration No. 001-35789)).

10.16†
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

10.20†
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

10.24†
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

10.29†
Employment Agreement, dated as of November 14, 2016, by and between CyrusOne LLC and Diane M. Morefield (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on October 31, 2016 (Registration No. 001-35789))

10.30†	CyrusOne Restated 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 99.1 of Form S-8, filed by CyrusOne Inc. on July 1, 2016 (Registration No. 001-35789)).

10.31†
Form of Time-Based Restricted Stock Award under the Restated CyrusOne 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.42 of Form 10-K/A, filed by CyrusOne Inc. on February 28, 2017 (Registration No. 001-35789))

10.32†
Form of Director Restricted Stock Award under the provisions of the CyrusOne Restated 2012 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 of Form 10-Q, filed by CyrusOne Inc. on May 10, 2017 (Registration No. 001-35789)).

10.33†
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

10.36+	Form of Amendment to 2017-2019 PSU Grant Agreements

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Deloitte & Touche LLP

31.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)*	XBRL Taxonomy Extension Schema Document.

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document.

(104)*
Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

+	Filed herewith.
++	Furnished herewith.
*	Submitted electronically with this report.
†	This exhibit is a management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 20th day of February, 2020, and this report has been signed below on such date by the following persons on behalf of the registrant and in the capacities indicated.

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

Signature	Title	Date

/s/ Gary J. Wojtaszek	President, Chief Executive Officer	February 20, 2020
Gary J. Wojtaszek	and Director

/s/ Alex Shumate	Chairman of the Board of Directors	February 20, 2020
Alex Shumate

/s/ David H. Ferdman	Director	February 20, 2020
David H. Ferdman

/s/ John W. Gamble Jr.	Director	February 20, 2020
John W. Gamble Jr.

/s/ Michael A. Klayko	Director	February 20, 2020
Michael A. Klayko

/s/ T. Tod Nielsen	Director	February 20, 2020
T. Tod Nielsen

/s/ William E. Sullivan	Director	February 20, 2020
William E. Sullivan

/s/ Lynn Wentworth	Director	February 20, 2020
Lynn Wentworth