Form 10-Q
period 2020-03-31
CyrusOne Inc.
filed 2020-04-30
CIK 1553023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

(972) 350-0060
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	CONE	The NASDAQ Global Select Market
1.450% Senior Notes due 2027	CONE27	The Nasdaq Stock Market LLC

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
Yes  ☐    No  ☒
There were 115,199,834 shares of common stock outstanding as of April 24, 2020 with a par value of $0.01 per share.

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
As of March 31, 2020, the total number of outstanding shares of our common stock was approximately 115.0 million.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CyrusOne Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	March 31, 2020	December 31, 2019
Assets
Investment in real estate:
Land	$172.2	$147.6
Buildings and improvements	1,786.3	1,761.4
Equipment	3,106.4	3,028.2
Gross operating real estate	5,064.9	4,937.2
Less accumulated depreciation	(1,469.5)	(1,379.2)
Net operating real estate	3,595.4	3,558.0
Construction in progress, including land under development	990.6	946.3
Land held for future development	205.4	206.0
Total investment in real estate, net	4,791.4	4,710.3
Cash and cash equivalents	57.3	76.4
Rent and other receivables (net of allowance for doubtful accounts of $1.6 and $1.8 as of March 31, 2020 and December 31, 2019, respectively)	305.3	291.9
Restricted cash	1.3	1.3
Operating lease right-of-use assets, net	208.6	161.9
Equity investments	153.1	135.1
Goodwill	455.1	455.1
Intangible assets (net of accumulated amortization of $216.0 and $207.5 as of March 31, 2020 and December 31, 2019, respectively)	184.5	196.1
Other assets	121.9	113.9
Total assets	$6,278.5	$6,142.0
Liabilities and equity
Debt	$3,047.0	$2,886.6
Finance lease liabilities	29.4	31.8
Operating lease liabilities	243.0	195.8
Construction costs payable	183.4	176.3
Accounts payable and accrued expenses	121.0	122.7
Dividends payable	58.7	58.6
Deferred revenue and prepaid rents	167.3	163.7
Deferred tax liability	57.0	60.5
Other liabilities	7.9	11.4
Total liabilities	3,914.7	3,707.4
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 115,014,251 and 114,808,898 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1.2	1.1
Additional paid in capital	3,199.9	3,202.0
Accumulated deficit	(811.0)	(767.3)
Accumulated other comprehensive loss	(26.3)	(1.2)
Total stockholders’ equity	2,363.8	2,434.6
Total liabilities and equity	$6,278.5	$6,142.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$245.9	$225.0
Operating expenses:
Property operating expenses	92.6	83.3
Sales and marketing	4.7	5.3
General and administrative	26.9	22.2
Depreciation and amortization	108.1	102.1
Transaction, acquisition, integration and other related expenses	0.4	0.3
Total operating expenses	232.7	213.2
Operating income	13.2	11.8
Interest expense, net	(16.0)	(23.7)
Gain on marketable equity investment	14.7	101.2
Loss on early extinguishment of debt	(3.4)	—
Foreign currency and derivative gains, net	5.1	—
Other expense	(0.1)	(0.1)
Net income before income taxes	13.5	89.2
Income tax benefit	1.2	0.2
Net income	$14.7	$89.4
Weighted average number of common shares outstanding - basic	114.9	108.3
Weighted average number of common shares outstanding - diluted	115.1	108.8
Income per share - basic	$0.13	$0.82
Income per share - diluted	$0.13	$0.82

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$14.7	$89.4
Other comprehensive income:
Foreign currency translation adjustment	(24.0)	0.6
Net (loss) gain on cash flow hedging instruments	(1.1)	2.7
Comprehensive (loss) income	$(10.4)	$92.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(unaudited)

	Stockholders' Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance as of January 1, 2019	108.3	$1.1	$2,837.4	$(600.2)	$(12.3)	$2,226.0
Adoption of accounting standards:
Impact of adoption of ASU 2016-02 related to leases	—	—	—	9.5	—	9.5
Net income	—	—	—	89.4	—	89.4
Issuance of common stock, net	2.0	—	105.0	—	—	105.0
Stock-based compensation expense	—	—	4.5	—		4.5
Tax payment upon exercise of equity awards	—	—	(8.7)	—	—	(8.7)
Foreign currency translation adjustment	—	—	—	—	0.6	0.6
Net gain on cash flow hedging instruments	—	—	—	—	2.7	2.7
Dividends declared, $0.46 per share	—	—	—	(50.9)	—	(50.9)
Balance as of March 31, 2019	110.3	$1.1	$2,938.2	$(552.2)	$(9.0)	$2,378.1

Balance as of January 1, 2020	114.8	$1.1	$3,202.0	$(767.3)	$(1.2)	$2,434.6
Net income	—	—	—	14.7	—	14.7
Issuance of common stock, net	0.2	0.1	0.5	—	—	0.6
Stock-based compensation expense	—	—	3.7	—		3.7
Tax payment upon exercise of equity awards	—	—	(6.3)	—	—	(6.3)
Foreign currency translation adjustment	—	—	—	—	(24.0)	(24.0)
Net loss on cash flow hedging instruments	—	—	—	—	(1.1)	(1.1)
Dividends declared, $0.50 per share	—	—	—	(58.4)	—	(58.4)
Balance as of March 31, 2020	115.0	$1.2	$3,199.9	$(811.0)	$(26.3)	$2,363.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$14.7	$89.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108.1	102.1
Provision for bad debt expense	(0.1)	—
Unrealized gain on marketable equity investment	(14.7)	(101.2)
Foreign currency and derivative gains, net	(5.1)	—
Proceeds from swap terminations	2.9	—
Loss on early extinguishment of debt	3.4	—
Interest expense amortization, net	2.0	1.2
Stock-based compensation expense	3.7	4.5
Deferred income tax benefit	(2.0)	(0.8)
Operating lease cost	6.2	5.0
Other income (expense)	0.2	(0.5)
Change in operating assets and liabilities:
Rent and other receivables, net and other assets	(29.4)	(18.0)
Accounts payable and accrued expenses	(1.2)	(39.8)
Deferred revenue and prepaid rents	3.2	7.1
Operating lease liabilities	(5.6)	(5.1)
Net cash provided by operating activities	86.3	43.9
Cash flows from investing activities:
Investment in real estate	(196.5)	(301.9)
Equity investments	(3.3)	—
Net cash used in investing activities	(199.8)	(301.9)
Cash flows from financing activities:
Issuance of common stock, net	0.6	105.0
Dividends paid	(58.4)	(50.4)
Payment of deferred financing costs	(13.6)	—
Proceeds from revolving credit facility	244.4	275.7
Repayments of revolving credit facility	(623.1)	—
Proceeds from Euro bond	550.6	—
Proceeds from unsecured term loan	1,100.0	—
Repayments of unsecured term loan	(1,100.0)	—
Payments on finance lease liabilities	(0.7)	(0.6)
Tax payment upon exercise of equity awards	(6.3)	(8.7)
Net cash provided by financing activities	93.5	321.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.9	(0.1)
Net decrease in cash, cash equivalents and restricted cash	(19.1)	62.9
Cash, cash equivalents and restricted cash at beginning of period	77.7	64.4
Cash, cash equivalents and restricted cash at end of period	$58.6	$127.3
Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized of $6.0 million and $9.3 million in 2020 and 2019, respectively	$8.3	$46.7
Non-cash investing and financing activities:
Construction costs payable	183.4	155.5
Dividends payable	58.7	51.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

1. Description of Business

CyrusOne Inc., together with CyrusOne GP (the "General Partner"), a wholly-owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. wholly owns CyrusOne LP (the "Operating Partnership") and the subsidiaries of the Operating Partnership (collectively, "CyrusOne", "we", "us", "our", and the "Company") is an owner, operator and developer of enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. As of March 31, 2020, all of the issued and outstanding Operating Partnership units of CyrusOne LP are owned, directly or indirectly, by the Company. Our customers operate in a number of industries, including information technology, financial services, energy, oil and gas, mining, medical, research and consulting services, and consumer goods and services. We currently operate 50 data centers, including two recovery centers, located in the United States, United Kingdom, Germany and Singapore.
On January 24, 2013, the Company completed its initial public offering (the "IPO") of common stock and its common stock currently trades on the NASDAQ Exchange under the ticker symbol "CONE".

2. Summary of Significant Accounting Policies
Risks and Uncertainties
The novel strain of the coronavirus (COVID-19) identified in China in late 2019 has globally spread throughout Asia, Europe, the Middle East and Americas and has resulted in authorities implementing numerous measures to attempt to contain the virus. This includes travel bans, shelter in place regulations and other restrictions and shutdowns. We are monitoring the global outbreak and the potential risks to us posed by the pandemic. Our data centers have remained operational however, we have modified our business practices by temporarily closing our corporate headquarters and regional locations, transitioned non-essential employees to working remotely from their homes, implemented restrictions on the physical participation in meetings and significantly limited business travel. The effect of the pandemic and measures implemented by authorities could disrupt our supply chain, including the provision of services to us by our vendors and could result in restrictions on construction activities. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time. There is considerable uncertainty about the impact of these measures and restrictions on our Company and customers and the effects of these measures and how long they will remain in effect could adversely impact our business, financial condition, results of operations and liquidity.
Interim Unaudited Financial Information
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission ("SEC") on February 20, 2020. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.
Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our condensed consolidated financial statements as of March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and 2019. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2019. All amounts reflected are in millions except share and per share data.

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
Impairment Losses
When events or circumstances indicate that the carrying amount of a real estate investment may not be recoverable, we review the carrying value of the asset. When such impairment indicators exist, we review an estimate of the undiscounted future cash flows expected to result from the use of the real estate investment and proceeds from its eventual disposition and compare such amount to the carrying amount of the real estate investment. If our undiscounted cash flows indicate that we are unable to recover the carrying value of the real estate investment, an impairment loss is recognized. An impairment loss is measured as the amount by which the real estate investment's carrying value exceeds its estimated fair value. We did not record any impairment losses for the three months ended March 31, 2020 or 2019.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities of three months or less. Restricted cash includes cash equivalents restricted by contract or regulation, including letters of credit.
Equity Investments

We hold investments in various joint ventures where the Company evaluates its ability to influence the operating or financial decisions of the investee in applying the appropriate method of accounting for such investments. Influence tends to be more effective as the investor's percent of ownership in the voting rights of the investee increases. Our equity investments represent less than 20% of the voting rights of the investees and we do not exercise influence over the investee's operating and financial decisions. Accordingly, we do not account for our equity investments using the equity method of accounting. For further information about our equity investments, see Note 7, Equity Investments.

Our investment in GDS Holdings Limited ("GDS") is classified as "available for sale" and is carried at fair value. Changes in the fair value are reported as a component of net income in Gain on marketable equity investments.

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
a. Colocation Rent Revenue
Colocation rent revenues, including interconnection revenue, are fixed minimum lease payments generally billed monthly in advance based on the contracted power or leased space. Some contracts may provide initial free rent periods and rents that escalate over the term of the contract. If rents escalate without the lessee gaining access to or control over additional leased power or space at the beginning of the lease term, the rental payments are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional power and or leased space, revenue is recognized in proportion to the additional power or space in the periods that the lessee has control over the use of the additional power or space. The excess of revenue recognized over amounts contractually due is recognized as a straight-line receivable, which is included in rent and other receivables in our Condensed Consolidated Balance Sheet. Some of our leases are structured on a gross basis in which the customer pays a fixed amount for colocation space and power. The revenue for these types of leases is recorded in colocation rent revenue.
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
Revenue from Contracts with Customers
Revenue from our managed services, equipment sales, installations and other services are recognized under ASC 606, Revenue from Contracts with Customers.
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
Contract assets were $0.5 million as of March 31, 2020 and were not material as of December 31, 2019. Contract liabilities were not material as of both March 31, 2020 and December 31, 2019.
Rent and Other Receivables
Receivables consist principally of trade receivables from customers and straight-line rent receivables with expected credit losses recorded as an allowance for doubtful accounts.
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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Stock-Based Compensation
We have a stock-based incentive award plan for our employees and directors. Stock-based compensation expense associated with these awards is recognized in General and administrative expenses, Property operating expenses, and Sales and marketing expenses in our Condensed Consolidated Statements of Operations. We measure stock-based compensation at the estimated fair value on the grant date and recognize the amortization of stock-based compensation expense over the requisite service period. Fair value is determined based on assumptions related to stock volatility, risk-free rate of return, and estimates of market and company performance.
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

Derivative Instruments

Derivative instruments are measured at fair value and recorded in Other assets and Other liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in the Condensed Consolidated Statement of Comprehensive Income (Loss) until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value is immediately recognized in earnings. For interest rate derivatives, amounts recognized in earnings are reflected in Interest expense, net. For a derivative designated and that qualified as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in the Condensed Consolidated Statement of Comprehensive Income (Loss). Any ineffective portion of the change in fair value of the derivative is recognized directly in earnings. Amounts are reclassified out of other comprehensive income (loss) into earnings when the hedged investment is either sold or substantially liquidated.

3. Recently Adopted Accounting Standards

Intangibles-Goodwill and Other Internal-Use Software

We adopted ASU 2018-15, Intangibles Goodwill and Other Internal Use Software on a prospective basis effective January 1, 2020. The adoption did not have a significant impact on the Company.

Fair Value Measurement

On January 1, 2020, we adopted ASU 2018-13, Fair Value Measurement, which changes the fair value measurement disclosure requirements of ASC 820, Fair Value Measurement. The amendments are part of the FASB’s disclosure framework project to improve the effectiveness of disclosures important to financial statement users including information about assets and liabilities measured at fair value in our Condensed Consolidated Balance Sheets. The adoption did not have a significant impact on the Company.

Financial Instruments - Credit Losses

On January 1, 2020, we adopted ASU 2016-13, Financial Instruments-Credit Losses (CECL), which requires certain financial assets to be presented at the net amount expected to be collected. CECL and its related amendments apply to our customer contract

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

trade receivables, notes receivable and net investments in leases. Our Rent and other receivables are primarily comprised of rent receivables, which are not within the scope of this sub-topic. The adoption did not have a significant impact on the Company because of our limited exposure to financial instruments subject to this standard.

New Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies various aspects related to the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes and clarifies certain aspects of the guidance to promote consistency among reporting entities. The guidance is effective for periods beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the impact of the new standard.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London interbank offered rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is evaluating the impact of this ASU.

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, lessors may provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in new accounting standard for leases addresses changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the impact from the COVID-19 pandemic on lessee’s business. In April 2020, the Financial Accounting Standards Board issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under the new accounting standard for leases, the Company must determine, on a lease by lease basis, if a lease concession resulted in a lease modification. The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and circumstances. The Company is evaluating the impact of this guidance.

4. Revenue Recognition
Lease Revenue
Lease revenue primarily consists of colocation rent and metered power reimbursements from the lease of our data centers. Colocation leases may include all or portions of a data center, where customers may also lease office space to support their colocation operations. Revenue is primarily based on power usage as well as square footage. Customer lease arrangements customarily contain provisions that allow for renewal or continuation on a month-to-month arrangement, and certain leases contain early termination rights. We do not include any of these extension or termination options in a customer’s lease term for lease classification purposes or for recognizing lease revenue unless we are reasonably certain the customer will exercise these extension or termination options at lease commencement. At lease commencement, early termination is generally not deemed probable due to the significant economic penalty incurred by the lessee to exercise its early termination right and to relocate their equipment installed in our facilities. Generally, our customer lease arrangements do not provide any option to purchase and are classified as operating leases. We have operating leases with one customer that represents approximately 20% and 21% of our revenue for the three months ended March 31, 2020 and 2019, respectively.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

At March 31, 2020, the future minimum lease payments to be received under non-cancellable operating leases, excluding month-to-month arrangements and metered power reimbursements are shown below (in millions):

As of March 31, 2020	Minimum Lease Payments
2020	$569.2
2021	651.8
2022	552.2
2023	440.4
2024	341.8
2025	285.4
Thereafter	739.8
Total	$3,580.6

At March 31, 2019, the future minimum lease payments to be received under non-cancellable operating leases, excluding month-to-month arrangements and metered power reimbursements are shown below (in millions):

As of March 31, 2019	Minimum Lease Payments
2019	$520.1
2020	631.9
2021	542.8
2022	454.3
2023	365.2
2024	295.9
Thereafter	940.0
Total	$3,750.2

Revenue from Contracts with Customers
Revenue from equipment sales and the installation of customer equipment is recognized at a point-in-time. Title to such assets are transferred to the customer, and the benefits of the installation service are typically consumed at the completion of the service.
Disaggregation of Revenue

For the three months ended March 31, 2020, lease revenue disaggregated by primary revenue stream is as follows (in millions):

Lease revenue	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Colocation (Minimum lease payments)	$204.0	$188.4
Metered power reimbursements (Variable lease payments)	34.8	28.5
Total lease revenue	$238.8	$216.9

For the three months ended March 31, 2020 and 2019, revenue from contracts with customers disaggregated by primary revenue stream is as follows (in millions):

	Three Months Ended March 31,
Revenue from contracts with customers	2020	2019
Equipment sales and services	$2.5	$3.9
Other revenue	4.6	4.2
Total revenue from contracts with customers	$7.1	$8.1

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Other revenue from contracts with customers includes $4.1 million and $3.4 million of revenue from managed services for the three months ended March 31, 2020 and 2019, respectively. Total revenues from contracts with customers generated from operations outside of the United States were $0.7 million and insignificant for the three months ended March 31, 2020 and 2019, respectively.

Accounts receivable associated with revenue from contracts with customers were $5.2 million and $6.4 million as of March 31, 2020 and December 31, 2019, respectively.

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

The new accounting standard for leases defines initial direct costs as only the incremental costs of signing a lease. Initial direct costs related to leasing that are not incremental are expensed as general and administrative expense in our Condensed Consolidated Statements of Operations. As a result of electing the package of practical expedients, initial direct costs incurred prior to the effective date have not been reassessed.

Our operating lease agreements primarily consist of leased real estate and are included within Operating lease ROU assets and Operating lease liabilities on the Condensed Consolidated Balance Sheets. Many of our lease agreements include options to extend the lease, which are not included in our minimum lease payments unless they are reasonably certain to be exercised at lease commencement. Rental expense related to operating leases is recognized on a straight-line basis over the lease term.

We operate five data center facilities and have a data center under development subject to finance leases. The remaining term of our data center finance leases range from two to twenty-one years with options to extend the initial lease term on all but one lease. As a result of electing the package of practical expedients, data center finance leases are included in Buildings and improvements, Equipment and Finance lease liabilities in our Condensed Consolidated Balance Sheets consistent with the presentation under ASC 840 in the prior year. In addition, we lease 13 data centers and 4 offices supporting our sales and corporate activities under operating lease agreements. Our operating leases have remaining lease terms ranging from one to 25 years and one ground lease in Houston has a lease term that expires in 2066.

The components of lease expense are as follows (in millions):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost	$6.2	$5.0
Finance lease cost:
Amortization of assets	0.4	0.6
Interest on lease liabilities	0.4	0.5
Total net lease cost	$7.0	$6.1

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Supplemental balance sheet information related to leases is as follows (in millions, except lease term and discount rate):

	March 31, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets	$208.6	$161.9
Operating lease liabilities	$243.0	$195.8
Finance leases:
Property and equipment, at cost	$32.0	$34.9
Accumulated amortization	(5.3)	(5.0)
Property and equipment, net	$26.7	$29.9
Finance lease liabilities	$29.4	$31.8

Weighted average remaining lease term (in years):
Operating leases	17.4	15.8
Finance leases(a)	18.1	18.1

Weighted average discount rate:
Operating leases	3.8%	3.9%
Finance leases(a)	4.9%	4.9%

(a) Excludes a 999-year ground lease in Dublin, The Republic of Ireland entered into during the third quarter of 2019. The Dublin finance lease was capitalized as land and included in Construction in progress, including land under development on the consolidated balance sheets.

Supplemental cash flow and other information related to leases is as follows (in millions):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5.6	$5.1
Operating cash flows from finance leases	0.4	0.5
Financing cash flows from finance leases	0.7	0.6

Non-cash right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$50.6	$87.0
Finance leases	—	—

Maturities of lease liabilities were as follows as of March 31, 2020 (in millions):

	Operating Leases	Finance Leases
2020	$16.8	$3.6
2021	25.2	4.0
2022	26.7	2.8
2023	23.0	1.8
2024	18.5	1.3
2025	17.0	1.3
Thereafter	205.5	27.9
Total lease payments	$332.7	$42.7
Less: Imputed interest	(89.7)	(13.3)
Total lease obligations	$243.0	$29.4

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Maturities of lease liabilities were as follows as of December 31, 2019 (in millions):

	Operating Leases	Finance Leases
2020	$22.4	$5.0
2021	21.0	4.1
2022	22.4	2.9
2023	18.5	1.9
2024	13.9	1.4
Thereafter	165.4	31.1
Total lease payments	$263.6	$46.4
Less: Imputed interest	(67.8)	(14.6)
Total lease obligations	$195.8	$31.8

6. Investment in Real Estate

Land for future development

During the three months ended March 31, 2019, the Company purchased approximately 30 acres of land for $40.1 million in San Antonio and Santa Clara. The Company did not purchase any land during the three months ended March 31, 2020.

Real Estate Investments and Intangible Assets and Related Depreciation and Amortization

As of March 31, 2020 and December 31, 2019, major components of our real estate investments and intangibles and related accumulated depreciation and amortization are as follows (in millions):

As of:	March 31, 2020			December 31, 2019
	Cost	Accumulated Depreciation and Amortization	Net book value	Cost	Accumulated Depreciation and Amortization	Net book value
Investment in real estate
Building and improvements	$1,786.3	$(567.1)	$1,219.2	$1,761.4	$(545.1)	$1,216.3
Equipment	3,106.4	(902.4)	2,204.0	3,028.2	(834.1)	2,194.1

Intangible assets
Customer relationships	$247.1	$(154.1)	$93.0	$247.1	$(151.1)	$96.0
In-place leases	134.2	(51.9)	82.3	137.1	(46.7)	90.4
Other contractual	19.2	(10.0)	9.2	19.4	(9.7)	9.7
Total intangible assets	$400.5	$(216.0)	$184.5	$403.6	$(207.5)	$196.1

Depreciation and amortization are calculated using the straight-line method over the useful lives of the assets. The typical life of owned assets are as follows:

Buildings	30 years
Building improvements	30 years
Equipment	20 years

Leased real estate and leasehold improvements are depreciated over the shorter of the asset's useful life or the remaining lease term. Depreciation expense was $94.9 million and $88.9 million for the three months ended March 31, 2020 and 2019, respectively.

Other contract intangible assets include tradename, favorable leasehold interests and above market leases. Amortization expense related to intangibles was $13.2 million and $13.2 million for the three months ended March 31, 2020 and 2019, respectively.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

7. Equity Investments

The Company has the following equity investments where it maintains a noncontrolling interest in the investees (in millions).

		Equity Investments as of:
Investees	Equity Method	March 31, 2020	December 31, 2019
GDS, Class A share equivalent	Fair value	$133.4	$118.7
ODATA Brasil S.A.	Cost method	17.4	15.4
ODATA Colombia S.A.S	Cost method	2.3	1.0
Equity investments		$153.1	$135.1

The Company has an equity investment in GDS, a developer and operator of high-performance, large-scale data centers in China. As of March 31, 2020, the American Depositary Share ("ADS") Class A ordinary share equivalent was $57.97 per ADS based on its closing price. We account for our equity investment in GDS using the fair value method. We hold approximately 2.3 million GDS ADSs, with a total fair value of $133.4 million as of March 31, 2020. For the three months ended March 31, 2020 and March 31, 2019 we recognized $14.7 million and $101.2 million, respectively, in Gain on marketable equity investment.

As of March 31, 2020 and December 31, 2019, the Company had a total $19.7 million and $16.4 million, respectively, investment in ODATA Brasil S.A. and ODATA Colombia S.A.S. (collectively "ODATA"). ODATA, a Brazilian headquartered company, specializes in providing colocation services to wholesale customers, such as hyperscale cloud providers, financial services and telecommunications companies, and also to enterprises across multiple industries. In connection with these investments, CyrusOne and ODATA entered into a commercial agreement covering leasing activity with CyrusOne customers in the ODATA portfolio. In addition, our Chief Technology Officer joined the ODATA board of directors in October 2018. In evaluating the appropriate accounting method for its investment in ODATA, the Company considered its right to appoint a director to the ODATA board of directors, as well as other relevant factors, including the Company's ability to exercise significant influence over the operating and financial policies of ODATA as provided in ASC 323-10-15-6 and concluded that the Company does not exercise significant influence and the investment is accounted for using the cost method. Subsequent to quarter end, on April 1, 2020, the Company made an additional $1.4 million investment in ODATA.

8. Other Assets

As of March 31, 2020 and December 31, 2019, the components of Other assets are as follows (in millions):

	March 31, 2020	December 31, 2019
Deferred leasing and other contract costs	$62.9	$53.2
Prepaid expenses	22.8	22.1
Non-real estate assets, net	16.5	16.3
Derivative assets	0.6	3.5
Other assets	19.1	18.8
Total	$121.9	$113.9

Non-real estate assets, net primarily include administrative related equipment and office leasehold improvements, depreciated or amortized over the shorter of the assets useful life or the related lease term. Other assets primarily includes land deposits, fuel inventory, notes receivable, deferred tax assets, net of allowance and other deferred costs.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

9. Debt
As of March 31, 2020 and December 31, 2019, the components of Debt are as follows (unless otherwise noted, interest rate and maturity date information are as of March 31, 2020) (in millions):

	March 31, 2020	December 31, 2019	Interest Rate	Maturity Date
Amended Credit Agreement:
Revolving Credit Facility:				March 2024(b)
US Revolver(a)	$203.0	$—	Monthly LIBOR + 1.00%
EUR Revolver	—	—
GBP Revolver(a)	31.0	—	Monthly LIBOR + 1.00%
2023 Term Loan Facility(c)	400.0	—	Monthly LIBOR + 1.20%	March 2023
2025 Term Loan Facility	700.0	—	Monthly LIBOR + 1.20%	March 2025
$3.0 Billion Credit Facility:
$1.7 Billion Revolving Credit Facility:				March 2022
US Revolver	—	555.0	Monthly LIBOR + 1.20%
EUR Revolver	—	33.6	Monthly EURIBOR + 1.20%
GBP Revolver	—	26.4	Monthly LIBOR + 1.20%
2023 Term Loan	—	800.0	Monthly LIBOR + 1.35%	March 2023
2025 Term Loan	—	300.0	Monthly LIBOR + 1.65%	March 2025
2024 Notes, including bond discount of $0.8 million	599.2	599.2	2.900%	November 2024
2029 Notes, including bond discount of $1.7 million	598.3	598.2	3.450%	November 2029
2027 Notes, including bond discount of $0.7 million(d)	549.3	—	1.450%	January 2027
Deferred financing costs	(33.8)	(25.8)	—	—
Total	$3,047.0	$2,886.6

(a) - Monthly USD LIBOR and GBP LIBOR as of March 31, 2020 was 1.00% and 0.25%, respectively.
(b) - The Company has an option to exercise a one-year extension option, subject to certain conditions.
(c) - The Company has an option to exercise two 1-year extension options, subject to certain conditions.
(d) - The notes are Euro bonds and the amount is in USD equivalent.

Credit facilities

On March 31, 2020, CyrusOne LP, a Maryland limited partnership and subsidiary of CyrusOne Inc., entered into an amendment to its credit agreement, dated as of March 29, 2018 (as so amended, the “Amended Credit Agreement”), among the Operating Partnership, as borrower, the lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders. Proceeds from the Amended Credit Agreement were used, among other things, to refinance and replace the credit facilities under the $3.0 Billion Credit Facility (as defined below).
The Amended Credit Agreement provides for (i) a $1.4 billion senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”), (ii) senior unsecured term loans due 2023 in a dollar equivalent principal amount of $400.0 million (the “2023 Term Loan Facility”), and (iii) senior unsecured term loans due 2025 in a principal amount of $700.0 million (the “2025 Term Loan Facility”). The Amended Credit Agreement also includes an accordion feature pursuant to which the Operating Partnership is permitted to obtain additional revolving or term loan commitments so long as the aggregate principal amount of commitments and/or term loans under the Amended Credit Agreement does not exceed $4.0 billion. The Revolving Credit Facility provides for borrowings in U.S. Dollars, Euros, Pounds Sterling, Canadian Dollars, Australian Dollars, Japanese Yen, Hong Kong Dollars, Singapore Dollars and Swiss Francs (subject to a sublimit of $750.0 million on borrowings in currencies other than U.S. Dollars). The Revolving Credit Facility matures on March 29, 2024 with one 12-month extension option. The 2023 Term Loan Facility matures on March 29, 2023 with two 1-year extension options, and the 2025 Term Loan Facility matures on March 28, 2025.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

The interest rates for borrowings under the Amended Credit Agreement are, at the option of the borrower, based on a floating rate or base rate, plus a margin determined by reference to a pricing grid based on the lower of (i) the rate corresponding to the then applicable credit rating for the Operating Partnership’s senior unsecured debt or (ii) the rate corresponding to the then applicable ratio of the Company’s consolidated total indebtedness to its gross asset value. The Amended Credit Agreement includes certain restricted covenants, requirements to maintain certain financial ratios, including with respect to unencumbered assets, and events of default.
On March 31, 2020, borrowings of $1.3 billion under the Amended Credit Agreement were used to repay the $3.0 Billion Credit Facility, which consisted of a $1.7 billion revolving credit facility ("$1.7 Billion Revolving Credit Facility"), which included a $750.0 million multicurrency borrowing sublimit, a 5-year term loan with commitments totaling $1.0 billion and a $300.0 million 7-year term loan (collectively, the "$3.0 Billion Credit Facility"). The aggregate outstanding principal balance under the Amended Credit Agreement as of March 31, 2020, was $1.3 billion, and the Company recognized a loss on early extinguishment of debt of $3.4 million in connection with the repayment of the $3.0 Billion Credit Facility.
It is not known whether LIBOR will continue after 2021 in a legally workable form. There is a risk that an adverse outcome of the LIBOR transition after 2021 could increase our interest and other costs relative to our outstanding subordinated debt. We may not be able to refinance those instruments on terms that reduce those costs to the level we would have expected if LIBOR were to continue indefinitely, unchanged. Also, a transition from LIBOR could impact or change our hedge accounting practices.
Prior to obtaining an investment grade rating in September 2019 and shifting to a ratings-based pricing grid under the $1.7 Billion Revolving Credit Facility, we paid commitment fees for the unused amount of borrowings on the $1.7 Billion Revolving Credit Facility and fees on any outstanding letters of credit equal to 0.25% per annum of the actual daily amount by which the aggregate revolving commitments exceeded the sum of outstanding revolving loans and letter of credit obligations. Following the shift to a ratings-based pricing grid, we pay a facility fee calculated based on the aggregate revolving commitments. The facility fee rate varies based on ratings-based pricing levels, and is currently equal to 0.25% per annum of the aggregate revolving commitments. The facility fee or commitment fee, as applicable, was $1.1 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, we had $400.0 million, $700.0 million and $234.0 million outstanding under the 2023 Term Loan Facility, the 2025 Term Loan Facility and the Revolving Credit Facility, respectively, and additional borrowing capacity under the Amended Credit Agreement was approximately $1.2 billion ($1.2 billion under the Revolving Credit Facility and zero under the 2023 Term Loan Facility and 2025 Term Loan Facility), net of $10.6 million of outstanding letters of credit.
Senior notes
Euro bonds
On January 22, 2020, the Operating Partnership and CyrusOne Finance Corp., a single-purpose finance subsidiary, both wholly-owned subsidiaries of the Company (together, the "Issuers"), completed a public offering of €500.0 million aggregate principal amount of 1.450% Senior Notes due 2027 (the “2027 Notes”). The Company received proceeds of €495.3 million, net of underwriting costs and other deferred financing costs. The Company used the proceeds to repay floating rate Euro denominated obligations and fund continued development in Europe.
The 2027 Notes are senior unsecured obligations of the Issuers guaranteed by CyrusOne Inc., which rank equally in right of payment with all existing and future unsecured senior indebtedness of the Issuers. The 2027 Notes are effectively subordinated in right of payment to any future secured indebtedness, if any, to the extent of the value of the assets securing such indebtedness. The 2027 Notes may be redeemed at our option prior to their scheduled maturity dates at the prices and premiums and on the terms set forth in the respective indentures governing the notes.
US bonds

On December 5, 2019, the Issuers completed a public offering of $600.0 million aggregate principal amount of 2.900% senior notes due 2024 (the "2024 Notes") and $600.0 million aggregate principal amount of 3.450% senior notes due 2029 (the “2029 Notes”). The Company received proceeds of $1,197.4 million, net of underwriting costs and other deferred financing costs. The Company used the proceeds to finance the repurchase of all of its 5.000% senior notes due 2024 (the “Old 2024 Notes”) and all of its 5.375% senior notes due 2027 (the “Old 2027 Notes” and together with the Old 2024 Notes, the "Existing Notes"), including the payment of consent payments, for the redemption and discharge of Existing Notes that remained outstanding after the completion of the tender offers and consent solicitations, for the payment of related premiums, fees, discounts and expenses and for general corporate purposes. In connection with the repurchase of the Existing Notes, the Company recognized a loss on early extinguishment of debt of $71.8 million.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

The 2024 Notes and 2029 Notes are senior unsecured obligations of the Issuers guaranteed by CyrusOne Inc., which rank equally in right of payment with all existing and future unsecured senior indebtedness of the Issuers. The 2024 Notes and 2029 Notes are effectively subordinated in right of payment to any future secured indebtedness of the Issuers, if any, to the extent of the value of the assets securing such indebtedness. The 2024 Notes and 2029 Notes may be redeemed at our option prior to their scheduled maturity dates at the prices and premiums and on the terms set forth in the respective indentures governing the notes.
Financial debt covenants
Our debt agreements contain customary provisions with respect to events of default, affirmative and negative covenants and borrowing conditions. The most restrictive covenants are generally included in the Amended Credit Agreement. The Amended Credit Agreement requires us to maintain certain financial covenants including the following, in each case on a consolidated basis, a minimum fixed charge ratio, maximum total and secured leverage ratios, maximum net operating income to debt service ratio and a maximum ratio of unsecured indebtedness to unencumbered asset value. In order to continue to have access to amounts available under the Amended Credit Agreement, the Company must remain in compliance with all of that agreement's covenants. As of March 31, 2020, we are in compliance with all provisions of our debt agreements.

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
The fair value of Cash and cash equivalents, Rent and other receivables, Construction costs payable, Dividends payable and Accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these financial instruments. The carrying value, exclusive of deferred financing costs, for the revolving credit facilities and the floating rate term loans approximate estimated fair value as of March 31, 2020 and December 31, 2019, due to the floating rate nature of the interest rates and the stability of our credit ratings.
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

The carrying value and fair value of other financial instruments are as follows (in millions):

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Notes - 2.900%	$599.2	$580.1	$599.2	$602.1
2029 Notes - 3.450%	598.3	536.3	598.2	603.1
2027 Notes - 1.450%	549.3	478.9	—	—
GDS Equity investment	133.4	133.4	118.7	118.7

The fair values of our 2024 Notes, 2027 Notes and 2029 Notes as of March 31, 2020 were based on the quoted market prices for these notes, which is considered Level 1 of the fair value hierarchy. The fair value of the GDS equity investment as of March 31, 2020 was based on the quoted market price for the stock which is considered Level 1 of the fair value hierarchy.
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

For derivatives designated as "cash flow" hedges, the change in the fair value of the derivative is initially reported in Other comprehensive income ("OCI") in our Condensed Consolidated Statements of Comprehensive Income (Loss) and subsequently reclassified into Gain (loss) when the hedged transaction affects earnings, or the hedging relationship is no longer highly effective. We assess the effectiveness of each hedging relationship whenever financial statements are issued, or earnings are reported and at least every three months. We also use derivatives, such as foreign currency swaps, that are not designated as hedges to manage foreign currency exchange rate risks. The changes in fair values of these derivatives that were not designated or did not qualify as hedging instruments are immediately, recognized in earnings within the line item Foreign currency and derivative gains, net in the Condensed Consolidated Statements of Operations.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

The following table summarizes the Company's derivative positions as of March 31, 2020 and December 31, 2019, (in millions):

				March 31, 2020		December 31, 2019
	Maturity Date	Notional Amount	Hedged Risk	Asset	Liability	Asset	Liability
Undesignated derivatives
Cross Currency Swaps
EUR - USD	01/15/2020	$265.3	Foreign currency exchange	$—	$—	$—	$2.1
EUR - USD	01/15/2020	25.6	Foreign currency exchange	—	—	—	0.2

Designated derivatives
Cross Currency Swaps
EUR - USD	3/29/2023	250.0	Net investment hedge	0.4	—	—	3.8
EUR - USD	3/29/2023	250.0	Net investment hedge	0.2	—	—	3.9
EUR - USD	01/15/2020	155.9	Net investment hedge	—	—	—	1.4

Interest Rate Swaps
USD Libor	3/29/2023	300.0	Interest rate hedge - Float to fixed	—	7.9	3.5	—

Total		$1,246.8		$0.6	$7.9	$3.5	$11.4

Cross-Currency Swaps

The Company has entered into cross-currency swaps whereby the Company pays floating interest rate and receives floating interest rate to hedge the variability of future cash flows attributable to changes in the 1-month USD LIBOR versus EUR LIBOR rates (a pay-floating, receive-floating interest rate swap). The pay-floating, receive-floating interest rate swap payments are recognized in Interest expense, net in the Condensed Consolidated Statements of Operations.

As of March 31, 2020, the Company has two cross-currency EUR/USD contracts to sell $500.0 million and purchase €450.7 million maturing in March 2023 representing a fair value asset of $0.6 million. The Company recognized a $4.5 million gain on cross-currency contracts for the three months ended March 31, 2020, which are recognized in Foreign currency and derivative gains, net in the Condensed Consolidated Statements of Operations.

Interest Rate Swaps

On September 3, 2019, the Company entered into a floating-fixed interest rate swap agreement to convert $300.0 million of variable interest rate debt of the 2023 Term Loan Facility to 1.19% fixed rate debt.

Net Investment Hedges

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in OCI as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under the foreign currency denominated revolver under our Revolving Credit Facility, 2027 Notes and synthetically swapped debt will be reported in the same manner as foreign currency translation adjustments, which are recorded in OCI as part of the cumulative foreign currency translation adjustment. As of March 31, 2020, our cross-currency swaps were an asset of $0.6 million reported in Other assets, and interest rate swaps were a liability of $7.9 million reported in Other liabilities. As of December 31, 2019, our cross-currency swaps were a liability of $11.4 million reported in Other liabilities, and interest rate swaps were an asset of $3.5 million reported in Other assets.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

The fair values of qualifying instruments used in hedging transactions as of March 31, 2020 and December 31, 2019 are as follows (in millions):

	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives Designated as Hedging Instruments
Assets:
Cross-Currency Swaps	Other Assets	$0.6	$—
Interest Rate Swap	Other Assets	—	3.5
Total		$0.6	$3.5
Liabilities:
Interest Rate Swap	Other Liabilities	$7.9	$—
Cross-Currency Swaps	Other Liabilities	—	9.1
Total		$7.9	$9.1

The following table presents the effect of our derivative financial instruments on our accompanying condensed consolidated financial statements (in millions):

	For the Three Months Ended March 31,
	2020	2019
Derivatives in Cash Flow Hedging Relationships
Cross-Currency and Interest Rate Swaps:
Amount of gain (loss) recognized in OCI for derivatives	$(1.1)	$2.7
Amount of gain (loss) reclassified from accumulated OCI for derivatives	$—	$—
Amount of gain (loss) recognized in earnings	$—	$—

During the next 12 months, we estimate that immaterial amounts will be reclassified from "Accumulated OCI" to Net income.

11. Stockholders' Equity

Capitalization

During the fourth quarter of 2018, the Company entered into sales agreements pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate sales price of up to $750.0 million (the "New 2018 ATM Stock Offering Program"). The New 2018 ATM Stock Offering Program replaced the 2018 ATM Stock Offering Program.
During the first quarter of 2020, CyrusOne Inc. entered into forward sale agreements with a financial institution acting as forward purchasers under the New 2018 ATM Stock Offering Program with respect to approximately 2.0 million shares of its common stock at a weighted average price of $62.74 per share. During the fourth quarter of 2019, the Company had previously entered into a forward sale agreement with a financial institution acting as forward purchaser under the New 2018 ATM Stock Offering Program with respect to 1.6 million shares of its common stock at an initial forward price of $61.67 per share. The Company did not receive any proceeds from the sale of its common shares by the forward purchasers. The Company currently expects to fully physically settle the forward equity sale agreements and receive cash proceeds upon one or more settlement dates at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreements in November 2020 and March 2021, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreements multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the terms of the agreements. We have not settled any portion of these forward equity sale agreements as of the date of this filing.
As of March 31, 2020, there was approximately $165.1 million under the New 2018 ATM Stock Offering Program available for future offerings. During the three months ended March 31, 2019, the Company sold 2.0 million common shares at an average price of $52.19. At March 31, 2020, the Company had approximately 115.0 million shares of common stock outstanding.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Dividends

During the three months ended March 31, 2020 and 2019, regular dividends were paid to our stockholders of $0.50 and $0.46 per common share, respectively, totaling $58.4 million and $50.4 million, respectively. On April 29, 2020, the Company announced a cash dividend of $0.50 per common share payable on July 10, 2020, to stockholders of record at the close of business on June 26, 2020.

12. Stock-Based Compensation
Stock Plans

The board of directors of CyrusOne Inc. adopted the 2012 Long-Term Incentive Plan ("LTIP"), prior to the IPO, which was amended and restated on May 2, 2016 and February 18, 2019. The LTIP is administered by the compensation committee of the board of directors. Awards issuable under the LTIP include common stock, restricted stock, restricted stock units, stock options and other incentive awards. CyrusOne Inc. has reserved a total of 8.9 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. The related stock compensation expense incurred by CyrusOne Inc. is allocated to the operating partnership. Shares available under the LTIP as of March 31, 2020 were approximately 4.4 million. Shares vest according to each agreement and as long as the employee remains employed with the Company. The Company has granted awards with time-based vesting, performance-based vesting and market-based vesting features.

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

Total stock-based compensation expense for the three months ended March 31, 2020 and 2019 was $3.7 million and $4.5 million, respectively.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

The following tables summarize the unvested restricted stock units, restricted stock and stock options activity and the weighted average fair value of these shares at the date of grant for the three months ended March 31, 2020 and 2019 (performance-based awards are reflected at the target amount of the grant):

Restricted Stock Units ("RSU")

	2020		2019
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	646,619	$54.34	511,409	$56.23
Granted	183,175	78.80	360,362	47.97
TSR and other adjustments(a)	164,071	115.23	—	—
Exercised	(286,753)	85.47	(123,519)	44.87
Forfeited	(81,925)	48.39	(2,691)	49.69
Outstanding March 31,	625,187	$59.23	745,561	$54.14

Time-based RSUs outstanding	303,915	$59.65	359,400	$53.12
Performance-based RSUs outstanding	321,272	$58.83	386,161	$55.08
(a) TSR adjustments represent the incremental shares earned for the total stockholder return (TSR) performance metric exceeding target and resulting in 200% payout for the 2017 LTIP Performance Awards.

Restricted Stock ("RS")

	2020		2019
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding January 1,	16,681	$52.46	419,356	$35.73
Granted	—	—	16,681	52.46
Exercised	(16,681)	52.46	(364,822)	35.23
Forfeited	—	—	(34,603)	37.09
Outstanding March 31,	—	$—	36,612	$47.02

Time-based RSs outstanding	—	$—	36,612	$47.02
Performance-based RSs outstanding	—	$—	—	$—

Stock Options

	2020		2019
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding January 1,	375,086	$31.64	401,223	$31.96
Granted	—	—	—	—
Exercised	(3,677)	32.96	(25,586)	36.70
Forfeited	—	—	—	—
Outstanding March 31,	371,409	$31.63	375,637	$31.63

Time-based stock options outstanding	320,528	$32.91	323,101	$32.94
Performance-based stock options outstanding	50,881	$23.58	52,536	$23.58

13. Income per Share

Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. In addition, net income applicable to participating securities and the participating securities are both excluded from the computation of basic income per share.

Diluted income per share is calculated using the weighted average number of shares of common stock outstanding during the period, including restricted stock outstanding. If there is net income during the period, the dilutive impact of common stock equivalents outstanding are also reflected.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

The following table reflects the computation of basic and diluted net income per share for the three months ended March 31, 2020 and 2019:

IN MILLIONS, except per share amounts
	Three Months Ended March 31,
	2020		2019
	Basic	Diluted	Basic	Diluted
Numerator:
Net income	$14.7	$14.7	$89.4	$89.4
Less: Restricted stock dividends	(0.2)	(0.2)	(0.2)	(0.2)
Net income available to stockholders	$14.5	$14.5	$89.2	$89.2
Denominator:
Weighted average common outstanding - basic	114.9	114.9	108.3	108.3
Performance-based restricted stock and units		0.2		0.5
Weighted average shares outstanding - diluted		115.1		108.8
EPS:
Income per share - basic	$0.13		$0.82
Effect of dilutive shares:
Income per share - diluted		$0.13		$0.82

14. Related Party Transactions

The Company has a strategic partnership with GDS, a developer and operator of high-performance, large-scale data centers in the People's Republic of China. In connection with our investment in GDS, the Company entered into an agreement with GDS for the joint marketing of each company's data centers.

For the three months ended March 31, 2020, the Company did not incur any commission and referral charges payable to GDS. For the three months ended March 31, 2019, the Company incurred $0.5 million of commissions and referral charges payable to GDS. The commission and referral charges were capitalized as deferred leasing costs and will be amortized over the terms of the respective customer leases. No significant referral expense was recognized by the Company for the three months ended March 31, 2020 or 2019. The Company has not recognized any referral revenue related to the agreement with GDS for the three months ended March 31, 2020 or 2019. See Note 7, Equity Investments for additional information related to our GDS investment.

15. Income Taxes
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
16. Commitments and Contingencies

As of March 31, 2020, the Company had outstanding letters of credit of $10.6 million as security for obligations under the terms of its lessee agreements.

The Company has entered into non-cancellable contracted commitments for construction of data center facilities and acquisition of equipment. As of March 31, 2020, these commitments were approximately $196.7 million and are expected to be incurred over the next one to two years. In addition, the Company has entered into equipment and electricity power contracts, which require minimum purchase commitments for power. These agreements range from one to two years and provide for payments for early

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

termination or require minimum payments for the remaining term. As of March 31, 2020, the minimum commitments for these arrangements were approximately $85.2 million.

The Company has entered into an Agreement to Lease contract that requires the Company to enter into a lease upon shell completion of a building in London, UK totaling 70,000 square feet with annual rent totaling £1.4 million for initial lease terms of 20 years. We expect construction of the shell building to be completed in 2020.

During the normal course of business, the Company and its subsidiaries have made certain indemnities and commitments to customers, vendors and associated parties related to the use, protection and security of intellectual property and claims for negligence or willful misconduct. Further, customer contracts generally require specified levels of performance related to uninterrupted service and cooling temperatures. Also, in the normal course of our business, the Company is involved in legal, tax and regulatory proceedings arising from the conduct of its business activities. Management assesses the probability that these performance standards, credits, claims or indemnities have been incurred and liabilities or asset reserves are established for loss contingencies when the losses associated are deemed to be probable and the loss can be reasonably estimated. Based on information currently available, the Company believes that the outcome of such matters will not, individually or in the aggregate, have a material effect on its condensed consolidated financial statements.

17. Guarantors

The 2024 Notes, the 2027 Notes and the 2029 Notes issued by CyrusOne LP (the "LP Co-Issuer") and CyrusOne Finance Corp. (the "Finance Co-Issuer" and, together with the LP Co-Issuer, the "Co-Issuers") are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by CyrusOne Inc. (the "Parent Guarantor").

The indentures governing the 2024 Notes, 2027 Notes and 2029 Notes contain affirmative and negative covenants customarily found in indebtedness of this type, including covenants that restrict, subject to certain exceptions, the Company's ability to incur secured or unsecured indebtedness. The Company and its subsidiaries are also required to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis, subject to certain qualifications set forth in the indentures. The covenants contained in the indentures do not restrict the Company’s ability to pay dividends or distributions to stockholders.

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

Notwithstanding the foregoing, the covenants contained in the indentures did not restrict the Company's ability to pay dividends or distributions to stockholders to the extent (i) no default or event of default existed or was continuing under the indentures and (ii) the Company believed in good faith that it qualified as a REIT under the Code and the payment of such dividend or distribution was necessary either to maintain its status as a REIT or to enable it to avoid payment of any tax that could be avoided by reason of such dividend or distribution. Subject to the provisions of the indentures governing the Old 2024 Notes and Old 2027 Notes, in certain circumstances, a Guarantor could have been released from its guarantee obligation, including:

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

The following schedules present the Condensed Consolidating Balance Sheets as of March 31, 2020 and December 31, 2019, and the Condensed Consolidating Statements of Operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2020 for the Parent Guarantor, General Partner, each Co-Issuer and Non-Guarantor Subsidiaries. Prior to the release of the Subsidiary Guarantors on May 9, 2019, the following schedules present the Condensed Consolidating Statements of Operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2019 for the Parent Guarantor, General Partner, each Co-Issuer, Guarantor Subsidiaries, and Non-Guarantors. Eliminations and consolidation adjustments primarily relate to the elimination of investments in subsidiaries and equity earnings (loss) related to investments in subsidiaries (in millions).

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Condensed Consolidating Balance Sheets

	As of March 31, 2020
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Non-Guarantor Subsidiaries	Eliminations/Consolidations	Total
Total investment in real estate, net	$—	$—	$—	$—	$4,715.5	$75.9	$4,791.4
Cash and cash equivalents	0.2	—	0.4	—	56.7	—	57.3
Investment in subsidiaries	2,329.8	16.4	3,683.2	—	—	(6,029.4)	—
Rent and other receivables, net	—	—	—	—	305.3	—	305.3
Restricted cash	—	—	—	—	1.3	—	1.3
Operating lease right-of-use assets, net	—	—	—	—	208.6	—	208.6
Intercompany receivable	16.6	—	1,733.3	—	38.9	(1,788.8)	—
Equity investments	—	—	—	—	153.1	—	153.1
Goodwill	—	—	—	—	455.1	—	455.1
Intangible assets, net	—	—	—	—	184.5	—	184.5
Other assets	—	—	0.6	—	121.3	—	121.9
Total assets	$2,346.6	$16.4	$5,417.5	$—	$6,240.3	$(7,742.3)	$6,278.5
Debt	$—	$—	$3,047.0	$—	$—	$—	$3,047.0
Intercompany payable	—	—	16.6	—	1,772.2	(1,788.8)	—
Finance lease liabilities	—	—	—	—	29.4	—	29.4
Operating lease liabilities	—	—	—	—	243.0	—	243.0
Construction costs payable	—	—	—	—	183.4	—	183.4
Accounts payable and accrued expenses	—	—	16.2	—	104.8	—	121.0
Dividends payable	58.7	—	—	—	—	—	58.7
Deferred revenue and prepaid rents	—	—	—	—	167.3	—	167.3
Deferred tax liability	—	—	—	—	57.0	—	57.0
Other liabilities	—	—	7.9	—	—	—	7.9
Total liabilities	58.7	—	3,087.7	—	2,557.1	(1,788.8)	3,914.7
Total stockholders' equity	2,287.9	16.4	2,329.8	—	3,683.2	(5,953.5)	2,363.8
Total liabilities and equity	$2,346.6	$16.4	$5,417.5	$—	$6,240.3	$(7,742.3)	$6,278.5

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended March 31, 2020
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Non-Guarantor Subsidiaries	Eliminations/ Consolidations	Total
Revenue	$—	$—	$—	$—	$245.9	$—	$245.9
Total operating expenses	—	—	—	—	232.7	—	232.7
Operating income	—	—	—	—	13.2	—	13.2
Interest (expense) income, net	—	—	(21.5)	—	(0.5)	6.0	(16.0)
Gain on marketable equity investment	—	—	—	—	14.7	—	14.7
Foreign currency and derivative gains, net	—	—	5.1	—	—	—	5.1
Loss on early extinguishment of debt	—	—	(3.4)	—	—	—	(3.4)
Other expense	—	—	—	—	(0.1)	—	(0.1)
(Loss) income before income taxes	—	—	(19.8)	—	27.3	6.0	13.5
Income tax benefit	—	—	—	—	1.2	—	1.2
Equity earnings (loss) related to investment in subsidiaries	(16.4)	(0.1)	4.5	—	—	12.0	—
Net income (loss)	(16.4)	(0.1)	(15.3)	—	28.5	18.0	14.7
Other comprehensive loss	—	—	(1.1)	—	(24.0)	—	(25.1)
Comprehensive income (loss)	$(16.4)	$(0.1)	$(16.4)	$—	$4.5	$18.0	$(10.4)

	Three Months Ended March 31, 2019
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$209.2	$15.8	$—	$225.0
Total operating expenses	—	—	—	—	189.3	23.9	—	213.2
Operating income (loss)	—	—	—	—	19.9	(8.1)	—	11.8
Interest (expense) income, net	—	—	(32.5)	—	—	(0.4)	9.2	(23.7)
Unrealized gain on marketable equity investment	—	—	—	—	—	101.2	—	101.2
Other expense	—	—	—	—	—	(0.1)	—	(0.1)
(Loss) income before income taxes	—	—	(32.5)	—	19.9	92.6	9.2	89.2
Income tax (expense) benefit	—	—	—	—	(0.8)	1.0	—	0.2
Equity earnings (loss) related to investment in subsidiaries	83.5	0.8	113.3	—	—	—	(197.6)	—
Net income (loss)	83.5	0.8	80.8	—	19.1	93.6	(188.4)	89.4
Other comprehensive income	—	—	2.7	—	—	0.6	—	3.3
Comprehensive income (loss)	$83.5	$0.8	$83.5	$—	$19.1	$94.2	$(188.4)	$92.7

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2020
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Non-Guarantor Subsidiaries	Eliminations/Consolidations	Total
Net cash (used in) provided by operating activities	$—	$—	$50.0	$—	$30.3	$6.0	$86.3
Cash flows from investing activities:
Investment in real estate	—	—	—	—	(190.5)	(6.0)	(196.5)
Investment in subsidiaries	0.6	—	(164.5)	—	—	163.9	—
Equity investments	—	—	—	—	(3.3)	—	(3.3)
Proceeds from sale of equity investments	—	—	—	—	—	—	—
Proceeds from the sale of real estate assets	—	—	—	—	—	—	—
Return of investment	58.4	—	—	—	—	(58.4)	—
Intercompany borrowings	5.3	—	20.3	—	0.1	(25.7)	—
Net cash (used in) provided by investing activities	64.3	—	(144.2)	—	(193.7)	73.8	(199.8)
Cash flows from financing activities:
Issuance of common stock, net	0.6	—	—	—	—	—	0.6
Dividends paid	(58.4)	—	(58.4)	—	—	58.4	(58.4)
Payment of deferred financing costs	—	—	(13.6)	—	—	—	(13.6)
Proceeds from revolving credit facility	—	—	244.4	—	—	—	244.4
Repayments of revolving credit facility	—	—	(623.1)	—	—	—	(623.1)
Proceeds from Euro bond	—	—	550.6	—	—	—	550.6
Intercompany borrowings	—	—	(5.3)	—	(20.4)	25.7	—
Proceeds from unsecured term loan	—	—	1,100.0	—	—	—	1,100.0
Repayments of unsecured term loan	—	—	(1,100.0)	—	—	—	(1,100.0)
Payments on finance lease liabilities	—	—	—	—	(0.7)	—	(0.7)
Tax payment upon exercise of equity awards	(6.3)	—	—	—	—	—	(6.3)
Contributions/distributions from parent	—	—	(0.6)	—	164.5	(163.9)	—
Net cash provided by (used in) financing activities	(64.1)	—	94.0	—	143.4	(79.8)	93.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	—	0.9	—	0.9
Net increase (decrease) in cash, cash equivalents and restricted cash	0.2	—	(0.2)	—	(19.1)	—	(19.1)
Cash, cash equivalents and restricted cash at beginning of period	—	—	0.6	—	77.1	—	77.7
Cash, cash equivalents and restricted cash at end of period	$0.2	$—	$0.4	$—	$58.0	$—	$58.6

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

	Three Months Ended March 31, 2019
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantor Subsidiaries	Non- Guarantors	Eliminations/Consolidations	Total
Net cash (used in) provided by operating activities	$—	$—	$(46.5)	$—	$79.9	$1.3	$9.2	$43.9
Cash flows from investing activities:
Investment in real estate	—	—	—	—	(258.6)	(34.1)	(9.2)	(301.9)
Investment in subsidiaries	(105.0)	(0.8)	(106.0)	—	—	—	211.8	—
Return of investment	50.4	—	—	—	—	—	(50.4)	—
Intercompany borrowings	8.7	—	(169.1)	—	(2.0)	—	162.4	—
Net cash (used in) provided by investing activities	(45.9)	(0.8)	(275.1)	—	(260.6)	(34.1)	314.6	(301.9)
Cash flows from financing activities:
Issuance of common stock, net	105.0	—	—	—	—	—	—	105.0
Dividends paid	(50.4)	—	(50.4)	—	—	—	50.4	(50.4)
Intercompany borrowings	—	—	(8.7)	—	169.1	2.0	(162.4)	—
Proceeds from revolving credit facility	—	—	275.7	—	—	—	—	275.7
Payments on finance lease liabilities	—	—	—	—	(0.3)	(0.3)	—	(0.6)
Tax payment upon exercise of equity awards	(8.7)	—	—	—	—	—	—	(8.7)
Contributions/distributions from parent	—	0.8	105.0	—	91.6	14.4	(211.8)	—
Net cash provided by (used in) financing activities	45.9	0.8	321.6	—	260.4	16.1	(323.8)	321.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	—	—	(0.1)	—	(0.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—	—	—	79.7	(16.8)	—	62.9
Cash, cash equivalents and restricted cash at beginning of period	—	—	—	—	27.2	37.2	—	64.4
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—	$—	$106.9	$20.4	$—	$127.3

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

18. Subsequent Events

We are monitoring the global outbreak of COVID-19 pandemic. While the impact of COVID-19 for the three months ended March 31, 2020 was not material, we may incur additional costs to operate our business, the extent of which will depend on factors that are uncertain and unpredictable at this time, including federal, state, and local regulations as well as the duration and severity of the pandemic. In April, the Company received certain rent relief requests, including rent deferral and/or abatement, as a result of COVID-19. The Company is evaluating each customer rent relief request on an individual basis, considering several factors. Not all customer requests will ultimately result in modification to their agreements, nor is the Company forgoing its contractual rights under its lease agreements.

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
The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) the potential widespread and highly uncertain impact of public health outbreaks, epidemics and pandemics, such as the COVID-19 pandemic; (ii) loss of key customers; (iii) economic downturn, natural disaster or oversupply of data centers in the limited geographic areas that we serve; (iv) risks related to the development of our properties including, without limitation, obtaining applicable permits, power and connectivity and our ability to successfully lease those properties; (v) weakening in the fundamentals for data center real estate, including but not limited to, decreases in or slowed growth of global data, e-commerce and demand for outsourcing of data storage and cloud-based applications; (vi) loss of access to key third-party service providers and suppliers; (vii) risks of loss of power or cooling which may interrupt our services to our customers; (viii) inability to identify and complete acquisitions and operate acquired properties, including those acquired in the acquisition of Zenium Topco Ltd. and certain other affiliated entities (“Zenium”); (ix) our failure to obtain necessary outside financing on favorable terms, or at all; (x) restrictions in the instruments governing our indebtedness; (xi) risks related to environmental matters; (xii) unknown or contingent liabilities related to our acquisitions; (xiii) significant competition in our industry; (xiv) loss of key personnel; (xv) risks associated with real estate assets and the industry; (xvi) failure to maintain our status as a REIT (as defined below) or to comply with the highly technical and complex REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"); (xvii) REIT distribution requirements could adversely affect our ability to execute our business plan; (xviii) insufficient cash available for distribution to stockholders; (xix) future offerings of debt may adversely affect the market price of our common stock; (xx) increases in market interest rates will increase our borrowings costs and may drive potential investors to seek higher dividend yields and reduce demand for our common stock; (xxi) market price and volume of stock could be volatile; (xxii) risks related to regulatory changes impacting our customers and demand for colocation space in particular geographies; (xxiii) our international activities, including those now conducted as a result of the Zenium acquisition and land acquisitions, are subject to special risks different from those faced by us in the United States; (xxiv) the significant uncertainty that remains about the future relationship between the United Kingdom and the European Union as a result of the United Kingdom’s withdrawal from the European Union; (xxv) expanded and widened price increases in certain selective materials for data center development capital expenditures due to international trade negotiations; (xxvi) a failure to comply with anti-corruption laws and regulations; (xxvii) legislative or other actions relating to taxes; and (xxviii) other factors affecting the real estate and technology industries generally.
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019 and our other filings with the United States Securities and Exchange Commission (“SEC”). Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We disclaim any obligation other than as required by law to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors or for new information, data or methods, future events or other changes.

Overview
Our Company. We are a fully integrated, self-managed data center real estate investment trust ("REIT") that owns, operates and develops enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Our data centers are generally purpose-built facilities with redundant power and cooling. They are not network specific and enable customer connectivity to a range of telecommunication carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology ("IT") infrastructure for approximately 1,000 customers in 50 data centers, including two data recovery centers in 14 markets (10 cities in the U.S.; London, U.K.; Singapore; Frankfurt, Germany and Amsterdam, Netherlands).
We are monitoring the global outbreak of the novel coronavirus (COVID-19) and have taken and continue to take steps to mitigate the potential risks to us posed by the pandemic. We provide a critical service to our customers and are considered an essential business by most governments, which means that our employees are continuing to operate our data centers. It is critical that we keep them as well as their colleagues who provide back office services and our sales team safe and well-informed. The effects of the pandemic are evolving rapidly and the impact on our business is uncertain and unpredictable and could be materially adverse. However, our data center portfolio remains fully operational and to date we have experienced minimal disruption of construction projects. At this time, our supply chain remains intact, with redundancy of supply for key operational and construction-related products and we have not been notified by customers of any significant delays in expected implementation timelines. We have taken precautions with regard to employees and facility hygiene, imposed travel restrictions on employees and transitioned employees to work from home when that is possible. We have also implemented additional protocols such as social distancing and limiting the number of people at our facilities to protect those required to work on-site at our facilities including employees, customers and vendors and suppliers. We will continue to monitor developments that impact our business and respond as we believe is warranted.
We are committed to maintaining our investment grade ratings and have a strong balance sheet.
Our Portfolio
We own and operate 50 data centers, including two recovery centers totaling 7.2 million Gross Square Feet ("GSF"), of which 86% of the Colocation Square Feet ("CSF") is leased and has 803 megawatts ("MW") of power capacity. This includes 13 buildings where we lease such facilities. We are lessee of approximately 22% of our total operating GSF as of March 31, 2020. Also included in our total GSF, CSF and MW are pre-stabilized assets (which include data halls that have been in service for less than 24 months and are less than 85% leased) that have approximately 266,628 GSF and 21% of the CSF is leased with capacity of 24 MW of power.
In addition, we have properties under development comprising approximately 1.5 million GSF and 88 MW of power capacity. The estimated remaining total costs to develop these properties is estimated to be a range between $406.0 million and $486.0 million. The final costs to develop could change depending on the capital improvements required based on the lease contracts executed on such properties. We also have 499 acres of land available for future data center development.
Operational Overview

The following discussion provides an overview of our capital and financing activity, operations and transactions for the three months ended March 31, 2020 and should be read in conjunction with the full discussion of our operating results, liquidity and capital resources included in this Form 10-Q, as well as the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the year ending December 31, 2019.

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

Fundamentals for data center real estate have remained strong, supported by trends that particularly favor data center assets, including the exponential growth in global data, the growth of e-commerce and demand for outsourcing of data storage and cloud-based applications. Growth in large cloud-based demand moderated in the U.S. in 2019 due to what we believe has been increased supply in major U.S. markets, however growth in Europe has remained strong. The COVID-19 pandemic has created uncertainty surrounding the continued general economic growth in the U.S. and Europe in 2020 that was experienced in recent years. The impact of the current state of the economy, including rising unemployment and constrained capital, on our company is unknown.

New data center development, including speculative development, is present in most domestic and international metropolitan markets in response to strong tenant demand. We expect that the operating environment will continue to be favorable for market demand for data center real estate despite some of the headwinds associated with a slowing global economy as a result of the COVID-19 pandemic. If the global slowdown is prolonged, we may see absorption decline and demand decline for new data center development.

In terms of capital investment, we will continue to pursue selective development of new buildings in markets where we perceive demand and market rental rates will provide attractive financial returns.

We may, from time to time, selectively dispose of non-strategic assets in an effort to enhance long-term growth in earnings and cash flows, as well as to improve the overall quality of our portfolio and to recycle capital.

The state of the debt capital markets is continuing to deteriorate with many lenders tightening their credit standards and cautiously allocating capital, however we recently completed several senior debt issuances and amended our credit facility to extend our near-term maturities and reduce our overall borrowing rates. We anticipate having sufficient liquidity to fund our capital and operating expenses, including costs to maintain our properties and distributions, though we may finance investments, including acquisitions and developments, with the issuance of new shares of our common stock, proceeds from asset sales or through additional borrowings. Please see "Financial Condition, Liquidity and Capital Resources" for additional discussion.
Inflation
The U.S. economy has experienced low inflation over the last several years, as a result, inflation has not had a significant impact on our business. Our customer leases generally do not provide for annual increases in rent based on inflation. As a result, we bear the risk of increases in the costs of operating and maintaining our data center facilities. Some of our leases have annual rent escalators, typically ranging from 1-3%. Some of our leases are structured to pass-through the cost of sub-metered utilities. In the future, we expect more of our leases to pass-through utility costs. In addition, approximately 68% of our leases expire within six years which enables us to replace existing leases with new leases at then existing rates.

Summary of Significant Transactions and Activities for the Three Months Ended March 31, 2020 and 2019

Real Estate Acquisitions, Development and Other Activities

During the three months ended March 31, 2020, we had cash capital expenditures of $196.5 million, of which $193.0 million related to the construction of data centers. We continue to maintain a significant investment to build and develop data centers which will require additional capital investment. The expansion and development of additional power capacity and building square feet contributed to our year-over-year revenue increase in 2020. As of March 31, 2020, the estimated remaining cost to complete our existing development pipeline is $406.0 million to $486.0 million and is expected to add 88 MWs to our portfolio.

Capital and Financing Activity

As of March 31, 2020, we had $400.0 million, $700.0 million and $234.0 million outstanding under the 2023 Term Loan Facility, the 2025 Term Loan Facility and the Revolving Credit Facility (each as defined below), respectively. For more information on our Amended Credit Agreement, see Note 9, Debt.

On March 31, 2020, CyrusOne LP, a Maryland limited partnership (the “Operating Partnership”), and subsidiary of CyrusOne Inc. (the “Company”), entered into an amendment (the “Amendment”) to its credit agreement, dated as of March 29, 2018 (as so amended, the “Amended Credit Agreement”), among the Operating Partnership, as borrower, the lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders. Proceeds from the Amended Credit Agreement were used, among other things, to refinance and replace the credit facilities under the Company's prior credit agreement.
The Amended Credit Agreement provides for (i) a $1.4 billion senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”), (ii) senior unsecured term loans due 2023 in a dollar equivalent principal amount of $400.0 million (the “2023 Term Loan Facility”), and (iii) senior unsecured term loans due 2025 in a principal amount of $700.0 million (the “2025 Term Loan Facility”). The Amended Credit Agreement also includes an accordion feature pursuant to which the Operating Partnership is permitted to obtain additional revolving or term loan commitments so long as the aggregate principal amount of commitments and/or term loans under the Amended Credit Agreement does not exceed $4.0 billion. The Revolving Credit Facility provides for borrowings in U.S. Dollars, Euros, Pounds Sterling, Canadian Dollars, Australian Dollars, Japanese Yen, Hong Kong Dollars, Singapore Dollars and Swiss Francs (subject to a sublimit of $750.0 million on borrowings in currencies other than U.S.

Dollars). The Revolving Credit Facility matures on March 29, 2024 with one 12-month extension option. The 2023 Term Loan Facility matures on March 29, 2023 with two 1-year extension options, and the 2025 Term Loan Facility matures on March 28, 2025.
On January 22, 2020, the Company closed its offering of €500.0 million aggregate principal amount of 1.450% Senior Notes due 2027 (the “2027 Notes”).

During the fourth quarter of 2018, the Company entered into sales agreements pursuant to which we may issue and sell from time to time shares of our common stock having an aggregate sales price of up to $750.0 million (the "New 2018 ATM Stock Offering Program").
During the first quarter of 2020, CyrusOne Inc. entered into forward sale agreements with a financial institution acting as forward purchasers under the New 2018 ATM Stock Offering Program with respect to approximately 2.0 million shares of its common stock at a weighted average price of $62.74 per share. During the fourth quarter of 2019, the Company had previously entered into a forward sale agreement with a financial institution acting as forward purchaser under the New 2018 ATM Stock Offering Program with respect to 1.6 million shares of its common stock at an initial forward price of $61.67 per share. The Company did not receive any proceeds from the sale of its common shares by the forward purchasers. The Company currently expects to fully physically settle the forward equity sale agreements and receive cash proceeds upon one or more settlement dates at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreements in November 2020 and March 2021, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreements multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the terms of the agreements. We have not settled any portion of these forward equity sale agreements as of the date of this filing.

As of March 31, 2020, there was $165.1 million under the New 2018 ATM Stock Offering Program available for future offerings.

Concentration of Revenue

We define our annualized backlog as the twelve-month recurring revenue (calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”)) for executed lease contracts achieved upon full occupancy which have not commenced as of the end of a period. Our backlog as of March 31, 2020 and December 31, 2019 was approximately $88.0 million and $51.7 million, respectively. During the three months ended March 31, 2020, one customer represented 20% of our revenue. We expect 21% of our backlog lease contracts to commence in the second quarter of 2020, 43% in the second half of 2020 and 36% in 2021 and thereafter. Because GAAP revenue for any period is generally a function of straight-line revenue recognized from lease contracts in existence at the beginning of a period, as well as lease contract renewals and new customer lease contracts commencing during the period, backlog as of any period is not necessarily indicative of near-term performance. Our definition of backlog may differ from other companies in our industry.

Results of Operations
Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019:

IN MILLIONS, except share and per share data
	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Revenue:
Colocation rent	$204.0	$188.4	$15.6	8%
Metered power reimbursements	34.8	28.5	6.3	22%
Equipment sales	2.5	3.9	(1.4)	(36)%
Other revenue	4.6	4.2	0.4	10%
Total revenue	245.9	225.0	20.9	9%

Operating expenses:
Property operating expenses	92.6	83.3	9.3	11%
Sales and marketing	4.7	5.3	(0.6)	(11)%
General and administrative	26.9	22.2	4.7	21%
Depreciation and amortization	108.1	102.1	6.0	6%
Transaction, acquisition, integration and other related expenses	0.4	0.3	0.1	33%
Total operating expenses	232.7	213.2	19.5	9%
Operating income	13.2	11.8	1.4	12%
Interest expense, net	(16.0)	(23.7)	(7.7)	(32)%
Gain on marketable equity investment	14.7	101.2	(86.5)	(85)%
Loss on early extinguishment of debt	(3.4)	—	(3.4)	n/m
Foreign currency and derivative gains, net	5.1	—	5.1	n/m
Other expense	(0.1)	(0.1)	—	n/m
Net income before income taxes	13.5	89.2	(75.7)	(85)%
Income tax benefit (expense)	1.2	0.2	1.0	n/m
Net income	$14.7	$89.4	$(74.7)	(84)%
Operating gross margin	5.4%	5.2%		4%
Capital expenditures:
Investment in real estate	$193.0	$299.2	$(106.2)	(35)%
Recurring maintenance capital	3.5	2.7	0.8	30%
Total	$196.5	$301.9	$(105.4)	(35)%
Metrics information:
CSF(1)	3,570,818	4,061,000	(490,182)	(12)%
Leased rate(2)	86%	86%	—%	n/m
(1) CSF represents the GSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.
(2) Leased rate is calculated by dividing CSF under signed leases for colocation space (whether or not the lease has commenced billing) by total CSF.

The three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Operations
As of March 31, 2020, we had approximately 1,000 customers (not including customers that have signed leases but have not begun occupying space), many of which have signed leases for multiple sites and multiple services, amenities and/or features. We generate recurring revenues from leasing colocation space, metered power reimbursements and nonrecurring revenues from equipment sales and installation services. We provide customers with data center services pursuant to leases with initial terms ranging from three to ten years. As of March 31, 2020, the weighted average remaining term was 4.1 years based upon annualized rent. Lease expirations through 2022, excluding month-to-month leases, represent 27% of our total GSF, or 41% of our aggregate annualized rent as of March 31, 2020. At the end of the lease term, customers may allow the contract to expire, sign a new lease or automatically renew pursuant to the terms of their lease. The automatic renewal period could be for varying lengths, depending on the terms of the contract, such as, for the original lease term, one year or month-to-month. As of March 31, 2020, 1% of our GSF was subject to month-to-month leases.

Revenue

For the three months ended March 31, 2020, revenue was $245.9 million, an increase of $20.9 million, or 9% compared to $225.0 million for the three months ended March 31, 2019. Fluctuations in revenue are dependent upon our ability to maintain our existing revenue base, sell new capacity, and maintain or increase rental rates at our properties. Recurring rent churn of 1.0% for the three months ended March 31, 2020 decreased by 1.1% as compared to the 2.1% for the three months ended March 31, 2019. The Company calculates recurring rent churn percentage as any reduction in recurring rent due to customer terminations, service reductions or net pricing decreases as a percentage of rent at the beginning of the period, excluding any impact from metered power reimbursements or other usage-based billing.

CSF increased 5% at March 31, 2020 as compared to March 31, 2019. Leased CSF as of both March 31, 2020 and 2019 was 86%. CSF Occupied as of March 31, 2020 and 2019 was 85% and 83%, an increase of 2%. The occupancy percentage increase is primarily related to increases in occupancy in stabilized data centers (which are data halls that have been in service for at least 24 months or are at least 85% leased) at March 31, 2020 including properties located in Amsterdam, Chicago and Northern Virginia.

The revenue increase of $20.9 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019 is primarily due to the following:

•	$12.5 million increase in colocation rent, primarily due to a $15.8 million increase from existing and new customers, offset in part by $3.3 million of rent churn;

•	$ 6.3 million increase in metered power reimbursements primarily due to a $6.4 million increase from existing and new customers, offset in part by $0.1 million of rent churn;

•	$2.1 million increase in interconnection revenue primarily due to expanding demand from existing and new customers;

•	$0.9 million of higher termination fees;

•	$0.5 million increase in other revenue from managed services; partially offset by

•	$1.4 million decrease in equipment sales and associated installation services to one significant customer during the three months ended March 31, 2019.

Operating Expenses

Property operating expenses

For the three months ended March 31, 2020, Property operating expenses were $92.6 million, an increase of $9.3 million, or 11%, compared to $83.3 million for the three months ended March 31, 2019 primarily due to the following:

•	$9.9 million increase in property operating expenses as a result of additional assets placed into service from development and expansion of facilities:

◦	$6.4 million increase in electricity due to increases in usage and rates

◦	$1.9 million increase in repairs and maintenance

◦	$1.6 million increase in contract and security services

•	$0.7 million increase in property taxes, partially offset by

•	$1.3 million decrease in equipment cost of sales.

General and administrative expenses

For the three months ended March 31, 2020, General and administrative expenses were $26.9 million, an increase of $4.7 million, or 21%, compared to $22.2 million for the corresponding period in 2019, primarily due to the following:

•
$5.3 million increase in personnel costs including severance due to the departure of our Chief Executive Officer and general reduction in force, offset in part by a $1.5 million decrease in employee compensation and stock-based compensation expenses; and

•	$0.4 million increase in IT license support and maintenance, partially offset by

•	$0.7 million decrease in legal and professional fees; and

•	$0.3 million decrease in costs associated with implementing new accounting standards.

Depreciation and amortization expense

For the three months ended March 31, 2020, Depreciation and amortization expense was $108.1 million, an increase of $6.0 million, or 6%, compared to $102.1 million for the corresponding period in 2019. This increase was primarily driven by asset additions that were placed in service after the first quarter of 2019. Since March 31, 2019, approximately $530.3 million of new data center assets have been placed in service. Depreciation and amortization expense is expected to increase in future periods as we complete the development of properties and installation of equipment and facilities to support our operations.

Non-Operating Income and Expenses

Interest expense, net

For the three months ended March 31, 2020, Interest expense, net was $16.0 million, a decrease of $7.7 million, or 32%, as compared to $23.7 million for the corresponding period in 2019 due to the following:

•	$8.0 million decrease due to lower rates offset in part by $224.0 million increase in average debt outstanding;

•	$2.9 million decrease related to the cross-currency and interest rate swaps; and

•	$0.1 million decrease related to higher interest income; offset in part by

•	$3.3 million increase due to lower capitalized interest as a result of the Company's lower overall average interest rate.

We anticipate drawing on our Revolving Credit Facility to fund, in part, our capital requirements for new investments in data centers, including potential acquisitions. Accordingly, we anticipate our interest expense to increase in future periods.

Gain (Loss) on marketable equity investment

For the three months ended March 31, 2020, the gain on our marketable equity investment in GDS Holdings Limited ("GDS") was $14.7 million, a decrease of $86.5 million, as compared to a gain of $101.2 million for the corresponding period in 2019. The decrease was primarily a result of the ownership of fewer American Depositary Shares ("ADSs") in the current year period as a result of the sale of 5.7 million GDS ADSs in April 2019. See Note 7, Equity Investments, for information related to our accounting for our equity investment in GDS.

Loss on early extinguishment of debt

For the three months ended March 31, 2020, Loss on early extinguishment of debt was $3.4 million, primarily due to the Amendment.

Foreign currency and derivative gains, net

For the three months ended March 31, 2020, Foreign currency and derivative gains, net were $5.1 million which was primarily the result of gains from the settlement of our Euro/USD cross-currency swaps.

Significant Balance Sheet Fluctuations

The table below relates to significant fluctuations in certain line items of our Condensed Consolidated Balance Sheets from December 31, 2019 to March 31, 2020 (in millions):

	March 31, 2020	December 31, 2019	Difference
Total investment in real estate, net	$4,791.4	$4,710.3	$81.1
Operating lease right-of-use ("ROU") assets, net	208.6	161.9	46.7
Revolving Credit Facility	234.0	615.0	(381.0)
Senior Notes	1,750.0	1,200.0	550.0
Operating lease liabilities	243.0	195.8	47.2

The increase in Total investment in real estate, net was primarily due to the continued development of data centers in Northern Virginia, Amsterdam, Carrollton, Dallas, Austin and Raleigh Durham less depreciation expense of $94.9 million.

The increase in Operating lease ROU assets, net and in Operating lease liabilities was primarily due to entering into a new operating lease in Europe and a lease extension in the U.S.

The decrease in borrowing under the Revolving Credit Facility was primarily due to the proceeds of the 2027 Notes.

The increase in the Senior Notes was primarily due to the 2027 Notes offering. For more information, see Note 9, Debt.

Key Performance Indicators - Non-GAAP Financial Measures

In addition to amounts presented in accordance with GAAP, we also present certain supplemental non-GAAP financial measures related to our performance. These non-GAAP financial measures should not be construed as being more important than, or a substitute for, comparable GAAP financial measures. In compliance with SEC requirements, our non-GAAP financial measures presented herein are reconciled to net income, the most directly comparable GAAP financial measure. Neither the SEC nor any regulatory body has passed judgment on these non-GAAP measurements.

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

We calculate FFO as Net income computed in accordance with GAAP before Real estate depreciation and amortization and Impairment losses and gain on disposal of assets. While it is consistent with the definition of FFO promulgated by the National Association of Real Estate Investment Trusts ("NAREIT"), our computation of FFO may differ from the methodology for calculating FFO used by other REITs. Accordingly, our FFO may not be comparable to others.

We calculate Normalized FFO as FFO plus Loss on early extinguishment of debt; Gain on marketable equity investment; Foreign currency and derivative gains, net; New accounting standards and regulatory compliance and the related system implementation costs; Amortization of tradenames; Transaction, acquisition, integration and other related expenses; Cash severance and management transition costs; Severance-related stock compensation costs; Legal claim costs and other items as appropriate. We believe our Normalized FFO calculation provides a comparable measure between different periods. Other REITs may not calculate Normalized FFO in the same manner. Accordingly, our Normalized FFO may not be comparable to others.

In addition, because FFO and Normalized FFO exclude Real estate depreciation and amortization, and capture neither the changes in the value of our properties that result from use or from market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations, the utility of FFO and Normalized FFO as measures of our performance is limited. Therefore, FFO and Normalized FFO should be considered only as supplements to Net income presented in accordance with GAAP as measures of our performance. FFO and Normalized FFO should not be used as measures of our liquidity or as indicative of funds available to fund our cash needs, including our ability to make distributions. FFO and Normalized FFO also should not be used as supplements to or substitutes for cash flow from operating activities computed in accordance with GAAP.

The following table reflects the reconciliation of GAAP net income to FFO and Normalized FFO for the three months ended March 31, 2020 and 2019 (amounts in millions):

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
Net income	$14.7	$89.4	$(74.7)	(84)%
Real estate depreciation and amortization	105.8	100.1	5.7	6%
Impairment losses and gain on disposal of assets	(0.1)	—	(0.1)	—%
Funds from Operations ("FFO") - NAREIT defined	$120.4	$189.5	$(69.1)	(36)%
Loss on early extinguishment of debt	3.4	—	3.4	n/m
Gain on marketable equity investment	(14.7)	(101.2)	86.5	(85)%
Foreign currency and derivative gains, net	(5.1)	—	(5.1)	n/m
New accounting standards and regulatory compliance and the related system implementation costs	—	0.3	(0.3)	(100)%
Amortization of tradenames	0.3	0.2	0.1	50%
Transaction, acquisition, integration and other related expenses	0.5	0.3	0.2	67%
Cash severance and management transition costs	6.8	0.1	6.7	n/m
Severance-related stock compensation costs	0.1	—	0.1	n/m
Legal claim costs	0.1	0.1	—	n/m
Normalized Funds from Operations ("Normalized FFO")	$111.8	$89.3	$22.5	25%
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

We calculate NOI as Net income, adjusted for Sales and marketing expenses, General and administrative expenses, Depreciation and amortization expenses, Transaction, acquisition, integration and other related expenses, Interest expense, net, Gain on marketable equity investment, Loss on early extinguishment of debt, Foreign currency and derivative gains, net, Other expense, Income tax benefit and other items as appropriate. Amortization of deferred leasing costs is presented in Depreciation and amortization expenses, which is excluded from NOI. Sales and marketing expenses are not property-specific, rather these expenses support our entire portfolio. As a result, we have excluded these Sales and marketing expenses from our NOI calculation, consistent with the treatment of General and administrative expenses, which also support our entire portfolio. Because the calculation of NOI excludes various expenses, the utility of NOI as a measure of our performance is limited. Other REITs may not calculate NOI in the same manner. Accordingly, our NOI may not be comparable to others. Therefore, NOI should be considered only as a supplement to Net income presented in accordance with GAAP as a measure of our performance. NOI should not be used as a measure of our liquidity or as indicative of funds available to fund our cash needs, including our ability to make distributions. NOI also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

The following table reflects the reconciliation of Net income to NOI for the three months ended March 31, 2020 and 2019 (amounts in millions):

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
Net income	$14.7	$89.4	$(74.7)	(84)%
Sales and marketing expenses	4.7	5.3	(0.6)	(11)%
General and administrative expenses	26.9	22.2	4.7	21%
Depreciation and amortization expenses	108.1	102.1	6.0	6%
Transaction, acquisition, integration and other related expenses	0.4	0.3	0.1	33%
Interest expense, net	16.0	23.7	(7.7)	(32)%
Gain on marketable equity investment	(14.7)	(101.2)	86.5	(85)%
Loss on early extinguishment of debt	3.4	—	3.4	n/m
Foreign currency and derivative gains, net	(5.1)	—	(5.1)	n/m
Other expense	0.1	0.1	—	n/m
Income tax benefit	(1.2)	(0.2)	(1.0)	n/m
Net Operating Income	$153.3	$141.7	$11.6	8%

Financial Condition, Liquidity and Capital Resources
Short-term Liquidity

The effects of the COVID-19 pandemic are evolving rapidly. While the impact of COVID-19 on certain operating and administrative costs for the three months ended March 31, 2020 was not material, we may incur additional general and administrative and maintenance costs to operate our data centers and offices, the extent of which will depend on factors that are uncertain and unpredictable at this time, including federal, state, and local regulations as well as the duration and severity of the pandemic. While the pandemic may impact our cash flows from customers, the extent and duration of that impact is also uncertain and unpredictable at this time. Some of our customers have communicated that the COVID-19 pandemic has disrupted their businesses, which is impacting their ability to pay rent on time and they have requested extended payment terms and rent abatement, which may impact the timing and amount of rent we collect in the future. Our short-term liquidity requirements primarily consist of Operating, Sales and marketing, and General and administrative expenses, dividend payments and recurring capital expenditures for our data center properties. We generally expect to meet these requirements from our cash flow from operations, cash balances, availability under our Revolving Credit Facility and settlement of the ATM forward equity agreements. For the three months ended March 31, 2020, our cash provided by operating activities was $86.3 million. This was more than our dividend payment for the three months ended March 31, 2020 of $58.4 million.

Available capacity under the Amended Credit Agreement as of March 31, 2020 was $1,155.4 million related to the Revolving Credit Facility. Total liquidity as of March 31, 2020 was approximately $1,212.7 million, which included the $1,155.4 million available capacity under the Revolving Credit Facility and cash and cash equivalents of $57.3 million. At March 31, 2020, we had borrowings of $234.0 million under the Revolving Credit Facility. At March 31, 2019, we had borrowings of $415.8 million under the $1.7 Billion Revolving Credit Facility.

In January 2020, CyrusOne LP and CyrusOne Finance Corp. closed their previously announced offering of 2027 Notes.

During the first quarter of 2020, CyrusOne Inc. entered into forward sale agreements with a financial institution acting as forward purchasers under the New 2018 ATM Stock Offering Program with respect to approximately 2.0 million shares of its common stock at a weighted average price of $62.74 per share. During the fourth quarter of 2019, the Company had previously entered into a forward sale agreement with a financial institution acting as forward purchaser under the New 2018 ATM Stock Offering Program with respect to 1.6 million shares of its common stock at an initial forward price of $61.67 per share. The Company did not receive any proceeds from the sale of its common shares by the forward purchasers. The Company currently expects to fully physically settle the forward equity sale agreements and receive cash proceeds upon one or more settlement dates at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreements in November 2020 and March 2021, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreements multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the terms of the agreements. We have not settled any portion of these forward equity sale agreements as of the date of this filing.

Our total common stock issuance for the three months ended March 31, 2020 was $0.5 million primarily related to employee stock purchases and stock options exercised. As of March 31, 2020, there was $165.1 million under the New 2018 ATM Stock Offering Program available for future offerings.
Long-term Liquidity

Our long-term liquidity requirements primarily consist of our capital expenditures for the development and acquisition of our data centers. For the three months ended March 31, 2020, our cash capital expenditures were $196.5 million. Our capital expenditures are primarily discretionary, excluding leases under contract, to expand our existing data center properties, acquire or construct new facilities. We intend to continue to develop and expand properties, where we believe there is sufficient demand or have contracted to lease, and are prepared to commit additional resources to support this growth. We expect our total estimated capital expenditures for 2020 to be between $750.0 million and $850.0 million. We expect to meet our long-term liquidity requirements, including potential acquisitions, from cash and cash equivalents, cash flows from our operations, issuances of debt and equity securities, and borrowings under our Revolving Credit Facility.

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

As of March 31, 2020, all of our outstanding debt matures from March 2023 to November 2029, with a weighted average of 6.2 years to maturity. We expect to refinance these debts at or before their maturities, or retire the debt from the sources described in this section. Our interest rate mix was 66% fixed and 34% floating.

In addition to the sources of capital described herein, we have access to other potential sources of capital including mortgage financing, property dispositions and proceeds from contributions and partial sale of properties into joint ventures.

Cash Flows
Comparison of Three Months Ended March 31, 2020 and March 31, 2019

Cash provided by operating activities for the three months ended March 31, 2020 was $86.3 million compared to $43.9 million for the three months ended March 31, 2019. The increase of $42.4 million was due to the following:

•	Increases in net cash provided by operating activities of $63.7 million primarily due to the following:

◦	$11.6 million increase due to a $20.9 million increase in revenue offset in part by a $9.3 million increase in property operating expenses;

◦	$38.4 million of decreased interest payments;

◦	$11.4 million decrease in rent and other receivables;

◦	$1.3 million decreased property tax payments; and

◦	$1.0 million decrease in prepaid expenses, partially offset by

•	Decreases in net cash provided by operating activities of $21.3 million primarily due to the following:

◦	$3.9 million decrease in deferred revenue and prepaid rents;

◦	$3.6 million increase in bonus payments;

◦	$2.3 million decrease in other liabilities:

◦	$1.0 million increase in deposits; and

◦	$10.5 million increase in all other payments over the corresponding prior year period.

Cash used in investing activities for the three months ended March 31, 2020 was $199.8 million compared to $301.9 million for the three months ended March 31, 2019. Substantially all of our investing activity for both periods related to our development activities. Our capital expenditures for 2020 of $196.5 million primarily related to the continued development in key markets, primarily in Amsterdam, Austin, Dallas, Frankfurt, London, Northern Virginia, Phoenix and Raleigh-Durham. We also made capital contributions of approximately $3.3 million to our investments in ODATA Brasil S.A. and ODATA Colombia S.A.S. Our capital expenditures for 2019 related primarily to the continued development in key markets, primarily in Amsterdam, Austin, Dallas,

Frankfurt, London, the New York Metro area, Northern Virginia, Phoenix and Raleigh-Durham. Acquisitions included land purchases of $40.1 million in Santa Clara and San Antonio.

Cash provided by financing activities for the three months ended March 31, 2020 was $93.5 million compared to $321.0 million for the three months ended March 31, 2019. The decrease of $227.5 million was due to the following:

•	$623.1 million payments on the revolving credit facility during the current quarter. There were no payments in the corresponding prior year quarter;

•
$104.4 million decrease in proceeds from the issuance of common stock. The Company issued 2.0 million shares in the prior year period through the New 2018 Stock Offering Program. No shares were issued in the current year period;

•	$31.3 million decrease in proceeds from the revolving credit facility;

•	$13.6 million increase in deferred financing costs related to the refinancing of the credit facility;

•	$8.0 million increase in dividend payments due to the increase in the number of common shares outstanding; and

•	$0.1 million increase in payments on finance lease obligations, partially offset by,

•	$1,100.0 million increase in proceeds from the Amended Credit Agreement used to repay $1,100.0 million of the term loans under the prior credit facility. The net term loan impact was zero;

•	$550.6 million increase in proceeds from the issuance of the 2027 Notes; and

•	$2.4 million decrease in tax payments on the exercise of equity awards.
Distribution Policy
In order to comply with the REIT requirements of the Code, we are required to make quarterly distributions to our shareholders of at least 90% of our taxable income. Distributions made by us are determined by our board of directors in its sole discretion. If we have underestimated our cash available for distribution, we may need to increase our borrowings in order to fund our intended distributions. Notwithstanding the foregoing, our Amended Credit Agreement and indentures restrict CyrusOne LP from making distributions to holders of our operating partnership units, or redeeming or otherwise repurchasing shares of our operating partnership units, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable CyrusOne Inc. to maintain its qualification as a REIT and to minimize the payment of income taxes.
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
Also as a part of our normal course of business we procure certain data center equipment (generally generators and power distribution units) and electricity power under purchase commitments, where we would be required to purchase certain minimum volumes. In general, we expect to manage these contracts such that the committed volume levels are below our current requirements and at prices that are below current spot market prices. However, if our requirements were to decrease or the spot market prices were to decrease, we could be obligated to complete the remaining minimum purchase commitments, holding the excess equipment for future development or disposing at then current prices. As of March 31, 2020, our aggregate commitments under these contracts is approximately $85.2 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure to interest rate risk, arising from variable-rate borrowings under our Amended Credit Agreement and our fixed-rate long-term debt.
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
As of March 31, 2020, we had approximately $1.8 billion of contractually outstanding consolidated debt at a weighted average fixed interest rate of approximately 2.63% and $1.3 billion of amounts outstanding under credit facilities with a weighted average variable interest rate of monthly LIBOR plus 1.15%. As of March 31, 2019, we had approximately $1.2 billion of contractually outstanding consolidated debt at a weighted average fixed interest rate of approximately 5.16% and $1,715.8 million of amounts outstanding under credit facilities with a weighted average variable interest rate of monthly LIBOR plus 1.25%. Monthly LIBOR as of March 31, 2020 and 2019 was 1.00% and 2.50%, respectively.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments are traded or are otherwise terminated prior to maturity. However, interest rate changes will affect the fair value of our fixed rate instruments.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. We are exposed to interest rate changes primarily as a result of our variable rate debt we incur on our Amended Credit Agreement and our consolidated cash investments. As of March 31, 2020 and 2019, our floating rate debt outstanding was $1.3 billion and $1.7 billion, respectively. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures as of March 31, 2020 and 2019 (amounts in millions, where positive amounts reflect an increase in net income and bracketed amounts reflect a decrease in net income):
Variable rate credit facilities expense:

	2.0%	1.5%	1.0%	0.5%
As of March 31, 2020	$(26.7)	$(20.0)	$(13.3)	$(6.7)
As of March 31, 2019	$(34.3)	$(25.7)	$(17.2)	$(8.6)

Floating rate interest income was $0.1 million for the three months ended March 31, 2020, and not significant for the three months ended March 31, 2019.

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

Foreign Currency Risk

As a result of our expansion outside of the United States, including the Zenium acquisition, we have foreign operations in Germany, The Netherlands, United Kingdom, Singapore and The Republic of Ireland that expose us to risk from the effects of exchange rate movements of respective foreign currencies, which may affect future costs and cash flows. Foreign currency risk is the possibility that our results of operations or financial position could be affected by changes in exchange rates. Our exposure to foreign currency primarily relates to our foreign currency denominated in British pound sterling and Euro, included within Total investment in real estate, net, which was $1.1 billion and $1.0 billion as of March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020 and 2019, our Foreign currency translation adjustment included within Stockholders’ equity was a decrease of $24.0 million and an increase of $0.6 million, respectively.

As a result of our expansion into foreign countries, primarily in Europe, our exposure to foreign currency is expected to increase, primarily related to British pound sterling and Euro. We could mitigate future investment and operational foreign currency exposure by borrowing under our Amended Credit Agreement in the particular foreign currency, subject to availability and applicable borrowing conditions. However, we would expect to incur foreign currency transaction gains and losses, which would impact our consolidated net income, and translation of financial statements from the foreign functional currency to U.S. dollars, which would be included in Other comprehensive income or loss and Stockholders’ equity. As of March 31, 2020, we have outstanding borrowings under our Revolving Credit Facility of $31.0 million which is denominated in British pound sterling. See Note 9, Debt, for further information.

In 2020, the Company entered into cross-currency swaps whereby the Company pays floating interest rate and receives floating interest rate to hedge the variability of future cash flows attributable to changes in the 1-month USD LIBOR versus EUR LIBOR rates (a pay-floating, receive-floating interest rate swap).

As of March 31, 2020, the Company has two cross-currency EUR/USD contracts to sell $500.0 million and purchase €450.7 million maturing in March 2023 representing a fair value asset of $0.6 million. The pay-floating, receive-floating interest rate swap payments are recognized in Interest expense, net in the Condensed Consolidated Statements of Operations. The Company recognized a $4.5 million gain on cross-currency contracts for the three months ended March 31, 2020, which are recognized in Foreign currency and derivative gains, net in the Condensed Consolidated Statements of Operations.

Commodity Price Risk
Certain of our operating costs are subject to price fluctuations caused by the volatility of the underlying commodity prices, including electricity used in our data center operations, and building materials, such as steel and copper, used in the construction of our data centers. In addition, the lead time to purchase certain equipment for our data centers is substantial which could result in increased costs for these construction projects. In addition, we have entered into several contracts to purchase electricity. As of March 31, 2020 and 2019, these contracts represent less than our forecasted usage.
Refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for a description of the Company's market risks. There were no material changes for the period ended March 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2020. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2020, the Company's disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, from time to time, we are subject to claims and administrative proceedings. We do not believe any currently outstanding matters would have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations or liquidity and cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020, which is accessible on the SEC’s website at www.sec.gov, except as noted below.
The recent novel coronavirus (COVID-19) pandemic and measures to prevent its spread could materially adversely impact our business, financial condition, results of operations and liquidity.
The novel strain of the coronavirus identified in China in late 2019 has globally spread throughout Asia, Europe, the Middle East and Americas and has resulted in authorities implementing numerous measures to attempt to contain the virus, including travel bans, shelter in place regulations and other restrictions and shutdowns. There is considerable uncertainty about the effects of these measures and how long they will remain in effect which could adversely impact our employees, customers, vendors and suppliers resulting in a material adverse effect on our business, financial condition, results of operations and liquidity.

As a result of the COVID-19 pandemic, while our data centers have remained operational, we have modified our business practices by temporarily closing our corporate headquarters and regional locations, transitioned non-essential employees to working remotely from their homes, implemented restrictions on the physical participation in meetings and significantly limited business travel, all of which have begun to disrupt how we operate our business and may remain in place for an indeterminate amount of time. We cannot assure you that our workforce will be able to work effectively as a result of such practices, or that our technological systems or infrastructure are or will be equipped to facilitate effective remote working arrangements for our employees.

The effect of the pandemic and measures implemented by authorities could disrupt our supply chain, including the provision of services to us by our vendors and could result in restrictions on construction activities. Such disruptions could impact the operations of our data centers, our ability to meet delivery timelines, including contracted delivery schedules with our customers, and could lead to the closing of facilities, delays in the commencement of leases, penalties for delay, potential lease terminations and legal proceedings being brought against us. We expect to incur additional operating costs as a result of the pandemic, the timing of which is uncertain and unpredictable, which could materially increase our costs of operations.

The conditions caused by the COVID-19 pandemic affect our customers and may negatively impact the demand for colocation and our services, delay the decision making of our customers, lengthen payment terms, increase rent abatements, result in defaults or otherwise impair our customers' ability to timely pay us, as well as potentially impairing our ability to attract new customers, all of which could adversely affect our future sales, operating results, cash flows and overall financial performance.

The effects of the pandemic have begun (and may continue) to adversely affect the economies of countries where we do business, including the United States and countries in Europe, and have also caused (and may continue to cause) severe disruption and volatility in the global capital markets, foreign exchange and interest rates. The resulting economic downturn could adversely affect our and our customers’ and suppliers’ businesses, financial conditions, results of operations and growth prospects, and may adversely impact our ability to issue equity, borrow or refinance debt and otherwise access the capital markets to fund our business. If we cannot obtain capital when needed on acceptable terms or at all, we may not be able to develop or acquire properties when strategic opportunities arise or refinance our debt at or before maturity, and we may need to increase our liquidity by disposing of properties possibly on disadvantageous terms or renewing leases on less favorable terms than we otherwise would, which could adversely affect our business, financial condition and results of operations. Moreover, our continued access to external sources of liquidity also depends on our maintaining strong credit ratings. If rating agencies lower our credit ratings, it could adversely affect our ability to access the debt markets, our cost of funds and other terms for new debt.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, suppliers and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ending December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2020, the Company had no unregistered sales of equity securities or purchases of its common stock.

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

4.1
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

10.1†
Transition and Separation Agreement dated as of January 13, 2020 by and between Venkatesh S. Durvasula and CyrusOne LLC (Incorporated by reference to Exhibit 10.1 of Form 8-K/A, filed by CyrusOne Inc. on January 17, 2020 (Registration No. 001-35789)).

10.2†
Transition and Separation Agreement dated as of February 19, 2020 by and between Gary J. Wojtaszek and CyrusOne LLC (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on February 21, 2020 (Registration No. 001-35789)).

10.3†
Omnibus Amendment Agreement, dated as of February 26, 2020 by and between Venkatesh S. Durvasula and CyrusOne LLC (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on February 27, 2020 (Registration No. 001-35789)).

10.4
Amendment, dated as of March 31, 2020, among CyrusOne LP, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement, dated as of March 29, 2018 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on April 1, 2020 (Registration No. 001-35789)).

10.5
Reaffirmation Agreement, dated as of March 31, 2020, by and among CyrusOne Inc. and CyrusOne GP and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed by CyrusOne Inc. on April 1, 2020 (Registration No. 001-35789)).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 30th day of April, 2020.

CyrusOne Inc.

By:	/s/ Venkatesh S. Durvasula
Venkatesh S. Durvasula
President and Chief Executive Officer

By:	/s/ Diane M. Morefield
Diane M. Morefield
Executive Vice President and Chief Financial Officer

By:	/s/ Mark E. Skomal
Mark E. Skomal
Senior Vice President and Chief Accounting Officer