Form 10-Q
period 2020-06-30
CyrusOne Inc.
filed 2020-07-31
CIK 1553023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
Yes  ☐    No  ☒
There were 116,873,172 shares of common stock outstanding as of July 24, 2020 with a par value of $0.01 per share.

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

As of June 30, 2020, the total number of outstanding shares of our common stock was approximately 116.9 million.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CyrusOne Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	June 30, 2020	December 31, 2019
Assets
Investment in real estate:
Land	$175.5	$147.6
Buildings and improvements	1,857.9	1,761.4
Equipment	3,229.5	3,028.2
Gross operating real estate	5,262.9	4,937.2
Less accumulated depreciation	(1,562.7)	(1,379.2)
Net operating real estate	3,700.2	3,558.0
Construction in progress, including land under development	1,024.8	946.3
Land held for future development	217.2	206.0
Total investment in real estate, net	4,942.2	4,710.3
Cash and cash equivalents	70.7	76.4
Rent and other receivables (net of allowance for doubtful accounts of $1.6 and $1.8 as of June 30, 2020 and December 31, 2019, respectively)	307.0	291.9
Restricted cash	1.3	1.3
Operating lease right-of-use assets, net	204.7	161.9
Equity investments	184.9	135.1
Goodwill	455.1	455.1
Intangible assets (net of accumulated amortization of $225.9 and $207.5 as of June 30, 2020 and December 31, 2019, respectively)	174.9	196.1
Other assets	127.3	113.9
Total assets	$6,468.1	$6,142.0
Liabilities and equity
Debt	$3,156.9	$2,886.6
Finance lease liabilities	28.8	31.8
Operating lease liabilities	240.5	195.8
Construction costs payable	155.7	176.3
Accounts payable and accrued expenses	127.0	122.7
Dividends payable	59.7	58.6
Deferred revenue and prepaid rents	166.2	163.7
Deferred tax liability	55.8	60.5
Other liabilities	16.8	11.4
Total liabilities	4,007.4	3,707.4
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized and 116,852,894 and 114,808,898 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1.2	1.1
Additional paid in capital	3,305.9	3,202.0
Accumulated deficit	(824.7)	(767.3)
Accumulated other comprehensive loss	(21.7)	(1.2)
Total stockholders’ equity	2,460.7	2,434.6
Total liabilities and equity	$6,468.1	$6,142.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$256.4	$251.5	$502.3	$476.5
Operating expenses:
Property operating expenses	99.0	103.3	191.6	186.6
Sales and marketing	3.8	5.3	8.5	10.6
General and administrative	20.3	19.7	47.2	41.9
Depreciation and amortization	109.7	102.1	217.8	204.2
Transaction, acquisition, integration and other related expenses	0.1	1.4	0.5	1.7
Impairment losses	2.4	—	2.4	—
Total operating expenses	235.3	231.8	468.0	445.0
Operating income	21.1	19.7	34.3	31.5
Interest expense, net	(13.9)	(21.1)	(29.9)	(44.8)
Gain (loss) on marketable equity investment	50.4	(8.5)	65.1	92.7
Loss on early extinguishment of debt	—	—	(3.4)	—
Foreign currency and derivative losses, net	(13.9)	—	(8.8)	—
Other income (expense)	0.1	—	—	(0.1)
Net income (loss) before income taxes	43.8	(9.9)	57.3	79.3
Income tax benefit	1.2	1.4	2.4	1.6
Net income (loss)	$45.0	$(8.5)	$59.7	$80.9
Weighted average number of common shares outstanding - basic	115.3	113.1	115.1	110.7
Weighted average number of common shares outstanding - diluted	115.7	113.1	115.4	111.1
Income (loss) per share - basic	$0.39	$(0.08)	$0.52	$0.73
Income (loss) per share - diluted	$0.39	$(0.08)	$0.52	$0.73

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$45.0	$(8.5)	$59.7	$80.9
Other comprehensive income:
Foreign currency translation adjustment	14.1	(2.4)	(9.9)	(1.8)
Net loss on cash flow hedging instruments	(9.5)	(3.6)	(10.6)	(0.9)
Comprehensive income (loss)	$49.6	$(14.5)	$39.2	$78.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(unaudited)

	Stockholders' Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance as of January 1, 2019	108.3	$1.1	$2,837.4	$(600.2)	$(12.3)	$2,226.0
Adoption of accounting standards:
Impact of adoption of ASU 2016-02 related to leases	—	—	—	9.5	—	9.5
Net income	—	—	—	89.4	—	89.4
Issuance of common stock, net	2.0	—	105.0	—	—	105.0
Stock-based compensation expense	—	—	4.5	—	—	4.5
Tax payment upon exercise of equity awards	—	—	(8.7)	—	—	(8.7)
Foreign currency translation adjustment	—	—	—	—	0.6	0.6
Net gain on cash flow hedging instruments	—	—	—	—	2.7	2.7
Dividends declared, $0.46 per share	—	—	—	(50.9)	—	(50.9)
Balance as of March 31, 2019	110.3	$1.1	$2,938.2	$(552.2)	$(9.0)	$2,378.1
Net loss	—	—	—	(8.5)	—	(8.5)
Issuance of common stock, net	2.9	—	147.6	—	—	147.6
Other	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	3.7	—	—	3.7
Tax payment upon exercise of equity awards	—	—	(0.1)	—	—	(0.1)
Foreign currency translation adjustment	—	—	—	—	(2.4)	(2.4)
Net loss on cash flow hedging instruments	—	—	—	—	(3.6)	(3.6)
Dividends declared, $0.46 per share	—	—	—	(52.3)	—	(52.3)
Balance as of June 30, 2019	113.2	$1.1	$3,089.5	$(613.0)	$(15.0)	$2,462.6

	Stockholders' Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance as of January 1, 2020	114.8	$1.1	$3,202.0	$(767.3)	$(1.2)	$2,434.6
Net income	—	—	—	14.7	—	14.7
Issuance of common stock, net	0.2	0.1	0.5	—	—	0.6
Stock-based compensation expense	—	—	3.7	—	—	3.7
Tax payment upon exercise of equity awards	—	—	(6.3)	—	—	(6.3)
Foreign currency translation adjustment	—	—	—	—	(24.0)	(24.0)
Net loss on cash flow hedging instruments	—	—	—	—	(1.1)	(1.1)
Dividends declared, $0.50 per share	—	—	—	(58.4)	—	(58.4)
Balance as of March 31, 2020	115.0	$1.2	$3,199.9	$(811.0)	$(26.3)	$2,363.8
Net income	—	—	—	45.0	—	45.0
Issuance of common stock, net	1.9	—	102.8	—	—	102.8
Stock-based compensation expense	—	—	3.3	—	—	3.3
Tax payment upon exercise of equity awards	—	—	(0.1)	—	—	(0.1)
Foreign currency translation adjustment	—	—	—	—	14.1	14.1
Net loss on cash flow hedging instruments	—	—	—	—	(9.5)	(9.5)
Dividends declared, $0.50 per share	—	—	—	(58.7)	—	(58.7)
Balance at June 30, 2020	116.9	$1.2	$3,305.9	$(824.7)	$(21.7)	$2,460.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$59.7	$80.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217.8	204.2
Provision for bad debt expense	—	(0.3)
Gain on marketable equity investment	(65.1)	(92.7)
Foreign currency and derivative losses, net	8.8	—
Proceeds from swap terminations	2.9	—
Impairment on land held for future development	2.2	—
Loss on early extinguishment of debt	3.4	—
Interest expense amortization, net	3.6	2.3
Stock-based compensation expense	7.0	8.2
Deferred income tax benefit	(4.2)	(3.4)
Operating lease cost	13.0	9.6
Other income (expense)	0.5	(0.2)
Change in operating assets and liabilities:
Rent and other receivables, net and other assets	(31.0)	(41.1)
Accounts payable and accrued expenses	4.7	(8.2)
Deferred revenue and prepaid rents	2.0	18.0
Operating lease liabilities	(11.1)	(9.8)
Net cash provided by operating activities	214.2	167.5
Cash flows from investing activities:
Investments in real estate	(458.0)	(514.8)
Proceeds from sale of equity investments	8.2	199.8
Equity investments	(4.7)	(0.3)
Proceeds from the sale of real estate assets	0.3	—
Net cash used in investing activities	(454.2)	(315.3)
Cash flows from financing activities:
Issuance of common stock, net	103.3	252.6
Dividends paid	(116.1)	(101.3)
Payment of deferred financing costs	(12.5)	—
Proceeds from revolving credit facility	438.8	287.8
Repayments of revolving credit facility	(723.1)	—
Proceeds from Euro bond	550.2	—
Proceeds from unsecured term loan	1,100.0	—
Repayments of unsecured term loan	(1,100.0)	(200.0)
Payments on finance lease liabilities	(1.3)	(1.2)
Tax payment upon exercise of equity awards	(6.4)	(8.8)
Net cash provided by financing activities	232.9	229.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.4	(0.3)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5.7)	81.0
Cash, cash equivalents and restricted cash at beginning of period	77.7	64.4
Cash, cash equivalents and restricted cash at end of period	$72.0	$145.4
Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized of $11.4 million and $18.1 million in 2020 and 2019, respectively	$30.0	$62.7
Cash paid for income taxes	0.1	2.8
Non-cash investing and financing activities:
Construction costs payable	155.7	149.5
Dividends payable	59.7	53.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

1. Description of Business

CyrusOne Inc., together with CyrusOne GP (the "General Partner"), a wholly-owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. wholly owns CyrusOne LP (the "Operating Partnership") and the subsidiaries of the Operating Partnership (collectively, "CyrusOne", "we", "us", "our", and the "Company") is an owner, operator and developer of enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. As of June 30, 2020, all of the issued and outstanding Operating Partnership units of CyrusOne LP are owned, directly or indirectly, by the Company. Our customers operate in a number of industries, including information technology, financial services, energy, oil and gas, mining, medical, research and consulting services, and consumer goods and services. We currently operate 53 data centers, including two recovery centers, located in the United States, United Kingdom, Germany and Singapore.
On January 24, 2013, the Company completed its initial public offering (the "IPO") of common stock and its common stock currently trades on the NASDAQ Exchange under the ticker symbol "CONE".

2. Summary of Significant Accounting Policies
Risks and Uncertainties
The novel strain of the coronavirus (COVID-19) identified in China in late 2019 has globally spread throughout Asia, Europe, the Middle East and the Americas and has resulted in authorities implementing numerous measures to attempt to contain the virus. This includes travel bans, shelter in place regulations and other restrictions and shutdowns. We continue to monitor the global outbreak and the potential risks to us posed by the pandemic. Our data centers have remained fully operational and to date we have experienced minimal disruptions in our business, including construction projects, however, we have modified our business practices by temporarily closing our corporate headquarters and regional locations, transitioned non-essential employees to working remotely from their homes, implemented restrictions on the physical participation in meetings and significantly limited business travel. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time. The effect of the pandemic and measures implemented by authorities could disrupt our supply chain, which currently remains fully functional, including the provision of services to us by our vendors and could result in restrictions on construction activities. There continues to be considerable uncertainty about the impact of these measures and restrictions on our Company and customers and the effects of these measures and how long they will remain in effect could adversely impact our business, financial condition, results of operations and liquidity.
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
Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our condensed consolidated financial statements as of June 30, 2020 and December 31, 2019, and for the three and six months ended June 30, 2020 and 2019. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2019. All amounts reflected are in millions except share and per share data.

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
Impairment Losses
When events or circumstances indicate that the carrying amount of a real estate investment may not be recoverable, we review the carrying value of the asset. When such impairment indicators exist, we review an estimate of the undiscounted future cash flows expected to result from the use of the real estate investment and proceeds from its eventual disposition and compare such amount to the carrying amount of the real estate investment. If our undiscounted cash flows indicate that we are unable to recover the carrying value of the real estate investment, an impairment loss is recognized. An impairment loss is measured as the amount by which the real estate investment's carrying value exceeds its estimated fair value. During the quarter ended June 30, 2020, we entered into a nonbinding offer to sell land to a third-party, which resulted in the recognition of an impairment loss of $2.4 million in the quarter related to our investment in land held in Atlanta for future development. There were no impairment losses for the quarter ended March 31, 2020 or three or six months ended June 30, 2019.
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
Contract assets were $1.1 million as of June 30, 2020 and were not material as of December 31, 2019. Contract liabilities were not material as of both June 30, 2020 and December 31, 2019.
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

3. Recently Adopted Accounting Standards

Lease Modification Q&A

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, lessors may provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in ASC 842, Leases, the new accounting standard for leases addresses changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the impact from the COVID-19 pandemic on the lessor's business. In April 2020, the Financial Accounting Standards Board ("FASB") issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under the new accounting standard for leases, the Company must determine, on a lease by lease basis, if a lease concession resulted in a lease modification. The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and circumstances. The adoption of this guidance has not had a material impact on our financial statements.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Guarantor Financial Information

In March 2020, the SEC amended Rule 3-10 of Regulation S-X to reduce and simplify financial disclosure requirements for issuers and guarantors of registered debt offerings. The guidance is effective January 4, 2021, with early adoption permitted. This new guidance replaces the previous requirement to provide condensed consolidating financial information in the registrant’s financial statements with a requirement to provide alternative financial disclosures in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" or its financial statements. We adopted these amendments as of April 1, 2020, and the alternative disclosures are presented in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the information previously included in the Notes to Condensed Consolidated Financial Statements has been removed.

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

Financial Instruments - Credit Losses

On January 1, 2020, we adopted ASU 2016-13, Financial Instruments-Credit Losses (CECL), which requires certain financial assets to be presented at the net amount expected to be collected. CECL and its related amendments apply to our customer contract trade receivables, notes receivable and net investments in leases. Our Rent and other receivables are primarily comprised of rent receivables, which are not within the scope of this sub-topic. The adoption did not have a significant impact on the Company because of our limited exposure to financial instruments subject to this standard.

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

4. Revenue Recognition

Lease Revenue
Lease revenue primarily consists of colocation rent and metered power reimbursements from the lease of our data centers. Colocation leases may include all or portions of a data center, where customers may also lease office space to support their colocation operations. Revenue is primarily based on power usage as well as square footage. Customer lease arrangements customarily contain provisions that allow for renewal or continuation on a month-to-month arrangement, and certain leases contain early termination rights. We do not include any of these extension or termination options in a customer’s lease term for

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

lease classification purposes or for recognizing lease revenue unless we are reasonably certain the customer will exercise these extension or termination options at lease commencement. At lease commencement, early termination is generally not deemed probable due to the significant economic penalty incurred by the lessee to exercise its early termination right and to relocate their equipment installed in our facilities. Generally, our customer lease arrangements do not provide any option to purchase and are classified as operating leases. We have substantial revenue primarily related to lease revenue from one customer that represents approximately 19% and 22% of our total revenue for the six months ended June 30, 2020 and 2019, respectively.

At June 30, 2020, the future minimum lease payments to be received under non-cancellable operating leases, excluding month-to-month arrangements and metered power reimbursements are shown below (in millions):

As of June 30, 2020	Minimum Lease Payments
2020	$386.8
2021	685.4
2022	585.2
2023	471.1
2024	361.3
2025	294.4
Thereafter	822.3
Total	$3,606.5

At June 30, 2019, the future minimum lease payments to be received under non-cancellable operating leases, excluding month-to-month arrangements and metered power reimbursements are shown below (in millions):

As of June 30, 2019	Minimum Lease Payments
2019	$363.6
2020	679.7
2021	577.3
2022	486.0
2023	395.4
2024	307.3
Thereafter	953.8
Total	$3,763.1
Revenue from Contracts with Customers
Revenue from equipment sales and the installation of customer equipment is recognized at a point-in-time. Title to such assets are transferred to the customer, and the benefits of the installation service are typically consumed at the completion of the service.
Disaggregation of Revenue

For the three and six months ended June 30, 2020 and 2019, lease revenue disaggregated by primary revenue stream is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease revenue	2020	2019	2020	2019
Colocation (Minimum lease payments)	$207.5	$197.3	$411.5	$385.6
Metered power reimbursements (Variable lease payments)	37.1	31.7	71.9	60.3
Total lease revenue	$244.6	$229.0	$483.4	$445.9

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

For the three and six months ended June 30, 2020 and 2019, revenue from contracts with customers disaggregated by primary revenue stream is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue from contracts with customers	2020	2019	2020	2019
Equipment sales and services	$6.9	$17.1	$9.4	$21.1
Other revenue	4.9	5.4	9.5	9.5
Total revenue from contracts with customers	$11.8	$22.5	$18.9	$30.6

Other revenue related to contracts with customers in the table above includes managed services and other services revenue of $3.8 million and $7.9 million for the three and six months ended June 30, 2020, respectively, and $4.3 million and $7.7 million for the three and six months ended June 30, 2019, respectively.

Total revenues from contracts with customers generated from operations outside of the United States were $3.6 million and $4.2 million for the three and six months ended June 30, 2020, respectively, and were insignificant for the three and six months ended June 30, 2019, respectively.

Accounts receivable associated with revenue from contracts with customers were $7.5 million and $6.4 million as of June 30, 2020 and December 31, 2019, respectively.

5. Leases - As a Lessee

Right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Variable lease payments consisting of non-lease components and services are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation is incurred.

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

We operate five data center facilities and have a data center under development subject to finance leases. The remaining terms of our data center finance leases range from one to twenty-one years with options to extend the initial lease term on all but one lease. As a result of electing the package of practical expedients, data center finance leases are included in Buildings and improvements, Equipment and Finance lease liabilities in our Condensed Consolidated Balance Sheets consistent with the presentation under ASC 840 in the prior year. In addition, we lease 13 data centers and 4 offices supporting our sales and corporate activities under operating lease agreements. Our operating leases have remaining lease terms ranging from less than one year to 25 years and one ground lease in Houston has a lease term that expires in 2066.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

The components of lease expense are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$6.8	$4.6	$13.0	$9.6
Finance lease cost:
Amortization of assets	0.4	0.6	0.8	1.1
Interest on lease liabilities	0.3	0.4	0.7	0.9
Total net lease cost	$7.5	$5.6	$14.5	$11.6

Supplemental balance sheet information related to leases is as follows (in millions, except lease term and discount rate):

	June 30, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets	$204.7	$161.9
Operating lease liabilities	$240.5	$195.8
Finance leases:
Property and equipment, at cost	$31.9	$34.9
Accumulated amortization	(5.8)	(5.0)
Property and equipment, net	$26.1	$29.9
Finance lease liabilities	$28.8	$31.8

Weighted average remaining lease term (in years):
Operating leases	17.3	15.8
Finance leases(a)	18.0	18.1

Weighted average discount rate:
Operating leases	3.8%	3.9%
Finance leases(a)	4.9%	4.9%
(a) Excludes a 999-year ground lease in Dublin, The Republic of Ireland entered into during the third quarter of 2019. The Dublin finance lease was capitalized as land and included in Construction in progress, including land under development on the consolidated balance sheets.

Supplemental cash flow and other information related to leases is as follows (in millions):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11.1	$9.8
Operating cash flows from finance leases	0.7	0.9
Financing cash flows from finance leases	1.3	1.2

Non-cash right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$51.2	$85.7
Finance leases	—	—

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Maturities of lease liabilities were as follows as of June 30, 2020 (in millions):

	Operating Leases	Finance Leases
2020	$11.4	$2.8
2021	25.2	4.0
2022	26.7	2.8
2023	23.0	1.8
2024	18.5	1.4
2025	17.0	1.4
Thereafter	206.5	27.5
Total lease payments	$328.3	$41.7
Less: Imputed interest	(87.8)	(12.9)
Total lease obligations	$240.5	$28.8

Maturities of lease liabilities were as follows as of December 31, 2019 (in millions):

	Operating Leases	Finance Leases
2020	$22.4	$5.0
2021	21.0	4.1
2022	22.4	2.9
2023	18.5	1.9
2024	13.9	1.4
Thereafter	165.4	31.1
Total lease payments	$263.6	$46.4
Less: Imputed interest	(67.8)	(14.6)
Total lease obligations	$195.8	$31.8

6. Investment in Real Estate

Land for future development

During the six months ended June 30, 2020, the Company purchased 2 acres of land for future development in Frankfurt, Germany for $12.4 million. During the six months ended June 30, 2019, the Company purchased approximately 30 acres of land for future development in San Antonio, Texas and Santa Clara, California for $40.1 million.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Real Estate Investments and Intangible Assets and Related Depreciation and Amortization

As of June 30, 2020 and December 31, 2019, major components of our real estate investments and intangibles and related accumulated depreciation and amortization are as follows (in millions):

As of:	June 30, 2020			December 31, 2019
	Cost	Accumulated Depreciation and Amortization	Net book value	Cost	Accumulated Depreciation and Amortization	Net book value
Investment in real estate
Building and improvements	$1,857.9	$(588.8)	$1,269.1	$1,761.4	$(545.1)	$1,216.3
Equipment	3,229.5	(973.9)	2,255.6	3,028.2	(834.1)	2,194.1

Intangible assets
Customer relationships	$247.1	$(157.1)	$90.0	$247.1	$(151.1)	$96.0
In-place leases	134.5	(58.3)	76.2	137.1	(46.7)	90.4
Other contractual	19.2	(10.5)	8.7	19.4	(9.7)	9.7
Total intangible assets	$400.8	$(225.9)	$174.9	$403.6	$(207.5)	$196.1

Depreciation and amortization are calculated using the straight-line method over the useful lives of the assets. The typical life of owned assets are as follows:

Buildings	30 years
Building improvements	30 years
Equipment	20 years

Leased real estate and leasehold improvements are depreciated over the shorter of the asset's useful life or the remaining lease term. Depreciation expense was $96.6 million and $191.5 million for the three and six months ended June 30, 2020, respectively, and $88.9 million and $177.8 million for the three and six months ended June 30, 2019, respectively.

Other contract intangible assets include tradename, favorable leasehold interests and above market leases. Amortization expense related to intangibles was $13.1 million and $26.3 million for the three and six months ended June 30, 2020, respectively, and $13.2 million and $26.4 million for the three and six months ended June 30, 2019, respectively.

7. Equity Investments

The Company has the following equity investments where it has a noncontrolling interest in the investees (in millions).

		Equity Investments as of:
Investees	Equity Method	June 30, 2020	December 31, 2019
GDS, Class A share equivalent	Fair value	$163.8	$118.7
ODATA Brasil S.A.	Cost method	18.8	15.4
ODATA Colombia S.A.S	Cost method	2.3	1.0
Equity investments		$184.9	$135.1

The Company has an equity investment in GDS, a developer and operator of high-performance, large-scale data centers in China. As of June 30, 2020, the American Depositary Share ("ADS") Class A ordinary share equivalent was $79.66 per ADS based on its closing price. We account for our equity investment in GDS using the fair value method. In June 2020, we sold approximately 245,000 GDS ADSs for a total sales price of approximately $20.0 million. We continue to hold approximately 2.1 million GDS ADSs, with a total fair value of $163.8 million as of June 30, 2020. In April 2019, we sold approximately 5.7 million GDS ADSs for a total sales price of approximately $199.0 million.

We recognized gains on GDS ADSs of $50.4 million and $65.1 million for the three and six months ended June 30, 2020, respectively, and a loss of $8.5 million and a gain of $92.7 million for the three and six months ended June 30, 2019, respectively. The Company recognized Gains (losses) on marketable equity investment in GDS ADSs held and sold as follows:

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
IN MILLIONS	2020	2019	2020	2019
Net gain (loss) on marketable equity investments	$50.4	$(8.5)	$65.1	$92.7
Less: Net gain (loss) recognized on marketable equity investments sold	5.8	(5.3)	7.4	66.9
Unrealized gain (loss) on marketable equity investments held	$44.6	$(3.2)	$57.7	$25.8

As of June 30, 2020 and December 31, 2019, the Company had a total $21.1 million and $16.4 million, respectively, investment in ODATA Brasil S.A. and ODATA Colombia S.A.S. (collectively "ODATA"). ODATA, a Brazilian headquartered company, specializes in providing colocation services to wholesale customers, such as hyperscale cloud providers, financial services and telecommunications companies, and also to enterprises across multiple industries. In connection with these investments, CyrusOne and ODATA entered into a commercial agreement covering leasing activity with CyrusOne customers in the ODATA portfolio. In addition, our Chief Technology Officer joined the ODATA board of directors in October 2018. In evaluating the appropriate accounting method for its investment in ODATA, the Company considered its right to appoint a director to the ODATA board of directors, as well as other relevant factors, including the Company's ability to exercise significant influence over the operating and financial policies of ODATA as provided in ASC 323-10-15-6 and concluded that the Company does not exercise significant influence and the investment is accounted for using the cost method.

8. Other Assets

As of June 30, 2020 and December 31, 2019, the components of Other assets are as follows (in millions):

	June 30, 2020	December 31, 2019
Deferred leasing and other contract costs	$59.2	$53.2
Prepaid expenses	23.3	22.1
Non-real estate assets, net	15.1	16.3
Derivative assets	—	3.5
Other assets	29.7	18.8
Total	$127.3	$113.9

Non-real estate assets, net primarily consists of administrative related software and computers and office equipment, which are depreciated or amortized over the shorter of the assets useful life or the lease term. Other assets primarily includes land deposits, fuel inventory, notes receivable, deferred tax assets, net of allowance and other deferred costs.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

9. Debt
As of June 30, 2020 and December 31, 2019, the components of Debt are as follows (unless otherwise noted, interest rate and maturity date information are as of June 30, 2020) (in millions):

	June 30, 2020	December 31, 2019	Interest Rate	Maturity Date
Amended Credit Agreement:
Revolving Credit Facility:				March 2024(b)
US Revolver(a)	$203.0	$—	Monthly LIBOR + 1.00%
EUR Revolver	89.8	—	Monthly LIBOR + 1.00%
GBP Revolver(a)	37.0	—	Monthly LIBOR + 1.00%
2023 Term Loan Facility(c)	400.0	—	Monthly LIBOR + 1.20%	March 2023
2025 Term Loan Facility	700.0	—	Monthly LIBOR + 1.20%	March 2025
$3.0 Billion Credit Facility:
$1.7 Billion Revolving Credit Facility:				March 2022
US Revolver	—	555.0	Monthly LIBOR + 1.20%
EUR Revolver	—	33.6	Monthly EURIBOR + 1.20%
GBP Revolver	—	26.4	Monthly LIBOR + 1.20%
2023 Term Loan	—	800.0	Monthly LIBOR + 1.35%	March 2023
2025 Term Loan	—	300.0	Monthly LIBOR + 1.65%	March 2025
2024 Notes, including bond discount of $0.8 million	599.2	599.2	2.900%	November 2024
2029 Notes, including bond discount of $1.6 million	598.4	598.2	3.450%	November 2029
2027 Notes, including bond discount of $0.7 million(d)	560.8	—	1.450%	January 2027
Deferred financing costs	(31.3)	(25.8)	—	—
Total	$3,156.9	$2,886.6
(a) - Monthly USD LIBOR and GBP LIBOR as of June 30, 2020 was 0.18% and 0.10%, respectively.
(b) - The Company has an option to exercise a one-year extension option, subject to certain conditions.
(c) - The Company has an option to exercise two 1-year extension options, subject to certain conditions.
(d) - The 2027 Notes represent €495.3 million, including bond discount of €0.7 million of Euro bonds.

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
Prior to obtaining an investment grade rating in September 2019 and shifting to a ratings-based pricing grid under the $1.7 Billion Revolving Credit Facility, we paid commitment fees for the unused amount of borrowings on the $1.7 Billion Revolving Credit Facility and fees on any outstanding letters of credit equal to 0.25% per annum of the actual daily amount by which the aggregate revolving commitments exceeded the sum of outstanding revolving loans and letter of credit obligations. Following the shift to a ratings-based pricing grid, we pay a facility fee calculated based on the aggregate revolving commitments. The facility fee rate varies based on ratings-based pricing levels, and is currently equal to 0.25% per annum of the aggregate revolving commitments. The facility fee or commitment fee, as applicable, was $0.7 million and $1.8 million for the three and six months ended June 30, 2020, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2019, respectively.
As of June 30, 2020, we had $400.0 million, $700.0 million and $329.8 million outstanding under the 2023 Term Loan Facility, the 2025 Term Loan Facility and the Revolving Credit Facility, respectively, and additional borrowing capacity under the Amended Credit Agreement was approximately $1.1 billion ($1.1 billion under the Revolving Credit Facility and zero under the 2023 Term Loan Facility and 2025 Term Loan Facility), net of $10.6 million of outstanding letters of credit.
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
Financial debt covenants
Our debt agreements contain customary provisions with respect to events of default, affirmative and negative covenants and borrowing conditions. The most restrictive covenants are generally included in the Amended Credit Agreement. The Amended Credit Agreement requires us to maintain certain financial covenants including the following, in each case on a consolidated basis, a minimum fixed charge ratio, maximum total and secured leverage ratios, maximum net operating income to debt service ratio and a maximum ratio of unsecured indebtedness to unencumbered asset value. In order to continue to have access to amounts available under the Amended Credit Agreement, the Company must remain in compliance with all of that agreement's covenants. As of June 30, 2020, we are in compliance with the financial covenants of our debt agreements.

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
The fair value of Cash and cash equivalents, Rent and other receivables, Construction costs payable, Dividends payable and Accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these financial instruments. The carrying value, exclusive of deferred financing costs, for the revolving credit facilities and the floating rate term loans approximate estimated fair value as of June 30, 2020 and December 31, 2019, due to the floating rate nature of the interest rates and the stability of our credit ratings.
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

The carrying value and fair value of other financial instruments are as follows (in millions):

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Notes - 2.900%	$599.2	$632.6	$599.2	$602.1
2029 Notes - 3.450%	598.4	624.6	598.2	603.1
2027 Notes - 1.450%	560.8	538.1	—	—
GDS equity investment	163.8	163.8	118.7	118.7
The fair values of our 2024 Notes, 2027 Notes and 2029 Notes as of June 30, 2020 were based on the quoted market prices for these notes, which is considered Level 1 of the fair value hierarchy. The fair value of the GDS equity investment as of June 30, 2020 was based on the quoted market price for the stock which is considered Level 1 of the fair value hierarchy.
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

For derivatives designated as "cash flow" hedges, the change in the fair value of the derivative is initially reported in Other comprehensive income ("OCI") in our Condensed Consolidated Statements of Comprehensive Income (Loss) and subsequently reclassified into Gain (loss) when the hedged transaction affects earnings, or the hedging relationship is no longer highly effective. We assess the effectiveness of each hedging relationship whenever financial statements are issued, or earnings are reported and at least every three months. We also use derivatives, such as foreign currency swaps, that are not designated as hedges to manage foreign currency exchange rate risks. The changes in fair values of these derivatives that were not designated or did not qualify as hedging instruments are immediately, recognized in earnings within the line item Foreign currency and derivative losses, net in the Condensed Consolidated Statements of Operations.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

The following table summarizes the Company's derivative positions as of June 30, 2020 and December 31, 2019, (in millions):

				June 30, 2020		December 31, 2019
	Maturity Date	Notional Amount	Hedged Risk	Asset	Liability	Asset	Liability
Designated derivatives
Cross Currency Swaps
EUR - USD	3/29/2023	$250.0	Net investment hedge	$—	$3.9	$—	$3.8
EUR - USD	3/29/2023	250.0	Net investment hedge	—	4.1	—	3.9
EUR - USD	01/15/2020	155.9	Net investment hedge	—	—	—	1.4

Interest Rate Swaps
USD Libor	3/29/2023	300.0	Interest rate hedge - Float to fixed	—	8.8	3.5	—

Undesignated derivatives
Cross Currency Swaps
EUR - USD	01/15/2020	265.3	Foreign currency exchange	—	—	—	2.1
EUR - USD	01/15/2020	25.6	Foreign currency exchange	—	—	—	0.2
Total		$1,246.8		$—	$16.8	$3.5	$11.4

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

As of June 30, 2020, the Company has two cross-currency EUR/USD contracts to sell $500.0 million and purchase €450.7 million maturing in March 2023 representing a fair value liability of $8.0 million reported in Other liabilities. As of December 31, 2019, our cross-currency swaps were a fair value liability of $11.4 million reported in Other liabilities.

For the three and six months ended June 30, 2020 the cross-currency swaps were designated as net investment hedges and the $8.6 million loss and $1.7 million gain recognized during this period due to the change in fair value were recognized in OCI. The Company recognized gains on undesignated cross-currency contracts of $4.5 million for the six months ended June 30, 2020, which are recognized in Foreign currency and derivative losses, net in the Condensed Consolidated Statements of Operations.

Interest Rate Swaps

On September 3, 2019, the Company entered into a floating-fixed interest rate swap agreement to convert $300.0 million of variable interest rate debt of the 2023 Term Loan Facility to 1.19% fixed rate debt. For the three and six months ended June 30, 2020, the Company recognized a loss of $0.9 million and $12.3 million, respectively, related to the changes in fair value of the interest rate swap which were recognized in OCI. As of June 30, 2020, interest rate swaps were a liability of $8.8 million reported in Other liabilities. As of December 31, 2019, interest rate swaps were an asset of $3.5 million reported in Other assets.

Net Investment Hedges

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in OCI as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under the foreign currency denominated revolver under our Revolving Credit Facility, 2027 Notes and synthetically swapped debt will be reported in the same manner as foreign currency translation adjustments, which are recorded in OCI as part of the cumulative foreign currency translation

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

adjustment. As of June 30, 2020, our cross-currency swaps were a liability of $8.0 million reported in Other liabilities, and interest rate swaps were a liability of $8.8 million reported in Other liabilities. As of December 31, 2019, our cross-currency swaps were a liability of $11.4 million reported in Other liabilities, and interest rate swaps were an asset of $3.5 million reported in Other assets.

The following table presents the effect of our derivative financial instruments on our accompanying condensed consolidated financial statements (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Derivatives in Cash Flow Hedging Relationships
Cross-Currency and Interest Rate Swaps:
Amount of gain (loss) recognized in OCI for derivatives	$(9.5)	$(3.6)	$(10.6)	$(0.9)
Amount of gain (loss) reclassified from accumulated OCI for derivatives	$—	$—	$—	$—
Amount of gain (loss) recognized in earnings	$—	$—	$—	$—

During the next 12 months, we estimate that immaterial amounts will be reclassified from "Accumulated OCI" to Net income (loss).

11. Stockholders' Equity

During the fourth quarter of 2018, the Company entered into sales agreements pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate sales price of up to $750.0 million (the "New 2018 ATM Stock Offering Program"). During the second quarter of 2020, the Company entered into sales agreements pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate sales price of up to $750.0 million (the "2020 ATM Stock Offering Program"). The 2020 ATM Stock Offering Program replaced the New 2018 ATM Stock Offering Program.
As of June 30, 2020, there was approximately $450.0 million under the 2020 ATM Stock Offering Program available for future offerings. During the six months ended June 30, 2019, the Company sold 4.9 million common shares at an average price of $52.22. At June 30, 2020, the Company had approximately 116.9 million shares of common stock outstanding.

Forward Sales

In November 2019, CyrusOne Inc. entered into a forward equity sale agreement with a financial institution acting as forward purchaser under the New 2018 ATM Stock Offering Program with respect to 1.6 million shares of its common stock at an initial forward price of $61.67 per share. The Company fully physically settled this forward equity sale agreement in June 2020. Upon settlement, the Company issued all such shares to such financial institution in its capacity as forward purchaser, in exchange for proceeds of approximately $96.5 million in accordance with the provisions of the forward equity sale agreement.

During the six months ended June 30, 2020, CyrusOne Inc. entered into forward equity sale agreements with financial institutions acting as forward purchasers under the New 2018 ATM Stock Offering Program and the 2020 ATM Stock Offering Program, as applicable, with respect to approximately 6.2 million shares of its common stock at a weighted average price of $68.17 per share, net of expenses. The Company did not receive any proceeds from the sale of its common shares by the forward purchasers in respect of forward equity sale agreements entered during the six months ended June 30, 2020. The Company currently expects to fully physically settle the forward equity sale agreements by May 2021 and receive cash proceeds upon one or more settlement dates at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreements, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreements multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the terms of the agreements. We have not settled any portion of the forward equity sale agreements entered into during the first and second quarters of 2020 as of the date of this filing.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

The following table represents a summary of forward sale of equity of our common stock for the six-month period ended June 30, 2020 (in thousands):

Offering Program	Forward Shares Sold/(Settled)	Net Proceeds Received	Remaining Proceeds Available(1)
Total as of December 31, 2019	1.6	$—	$96.5
March 9, 2020 Forward Offering - Sales	2.0	—	123.4
May 13, 2020 Forward Offering - Sales	1.4	—	98.7
May 26, 2020 Forward Offering - Sales	1.4	—	98.7
May 29, 2020 Forward Offering - Sales	1.4	—	98.7
November 29, 2019 Forward Offering settlement	(1.6)	96.5	(96.5)
Total as of June 30, 2020	6.2	$96.5	$419.5

(1) As of June 30, 2020, the total estimated proceeds, net of adjustments for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends adjustments is $413.2 million subject to further adjustment when the forward offerings are settled as described above.

Dividends

During the six months ended June 30, 2020 and 2019, regular dividends were paid to our stockholders of $1.00 and $0.92 per common share, respectively, totaling $116.1 million and $101.3 million, respectively. On July 29, 2020, the Company announced a cash dividend of $0.51 per common share payable on October 9, 2020, to stockholders of record at the close of business on September 25, 2020.

12. Stock-Based Compensation
Stock Plans

The board of directors of CyrusOne Inc. adopted the 2012 Long-Term Incentive Plan ("LTIP"), prior to the IPO, which was amended and restated on May 2, 2016 and February 18, 2019. The LTIP is administered by the compensation committee of the board of directors. Awards issuable under the LTIP include common stock, restricted stock, restricted stock units, stock options and other incentive awards. CyrusOne Inc. has reserved a total of 8.9 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. The related stock compensation expense incurred by CyrusOne Inc. is allocated to the operating partnership. Shares available under the LTIP as of June 30, 2020 were approximately 4.4 million. Shares vest according to each agreement and as long as the employee remains employed with the Company. The Company has granted awards with time-based vesting, performance-based vesting and market-based vesting features.

Restricted stock units and restricted stock are issued as either time-based (where the award vests ratably over time and is not subject to future performance targets and, accordingly, is initially recorded at the current market price at the time of grant) or performance-based (where the award is recorded at fair value at the time of grant and vesting of the award, if any, is based on achieving certain financial targets, currently based on total shareholder return). The restricted stock units have the right to receive dividend equivalents in cash and holders of restricted stock have the right to receive dividends. The performance-based awards accrue dividends equivalents that are payable in cash upon the vesting of the award.

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Total stock-based compensation expense was $3.3 million and $7.0 million for the three and six months ended June 30, 2020, respectively, and $3.7 million and $8.2 million for the three and six months ended June 30, 2019, respectively.

The following tables summarize the unvested restricted stock units, restricted stock and stock options activity and the weighted average fair value of these shares at the date of grant for the six months ended June 30, 2020 and 2019 (performance-based awards are reflected at the target amount of the grant):

Restricted Stock Units ("RSU")

	2020		2019
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	646,619	$55.80	511,409	$56.23
Granted	183,175	78.80	391,911	48.50
TSR and other adjustments(a)	164,071	91.32	—	—
Exercised	(295,738)	84.56	(130,210)	45.37
Forfeited	(91,321)	50.03	(71,625)	53.16
Outstanding June 30,	606,806	$59.20	701,485	$54.24

Time-based RSUs outstanding	285,534	$59.62	347,600	$53.38
Performance-based RSUs outstanding	321,272	$58.83	353,885	$55.08
(a) TSR adjustments represent the incremental shares earned for the total stockholder return (TSR) performance metric exceeding target and resulting in 200% payout for the 2017 LTIP Performance Awards.

Restricted Stock ("RS")

	2020		2019
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding January 1,	16,681	$52.46	419,356	$35.73
Granted	14,973	70.15	16,681	52.46
Exercised	(16,681)	52.46	(370,554)	35.38
Forfeited	—	—	(34,603)	37.09
Outstanding June 30,	14,973	$70.15	30,880	$47.39

Time-based RSs outstanding	14,973	$70.15	30,880	$47.39
Performance-based RSs outstanding	—	$—	—	$—

Stock Options

	2020		2019
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding January 1,	375,086	$31.64	401,223	$31.96
Granted	—	—	—	—
Exercised	(218,064)	32.23	(25,586)	36.70
Forfeited	—	—	(551)	23.58
Outstanding June 30,	157,022	$30.83	375,086	$31.64

Time-based stock options outstanding	133,691	$32.10	323,101	$32.94
Performance-based stock options outstanding	23,331	$23.58	51,985	$23.58

13. Income (Loss) per Share

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Diluted income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period, including restricted stock outstanding. If there is Net income (loss) during the period, the dilutive impact of common stock equivalents outstanding are also reflected.
The following table reflects the computation of basic and diluted Net income (loss) per share for the three and six months ended June 30, 2020 and 2019:

IN MILLIONS, except per share amounts
	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$45.0	$45.0	$(8.5)	$(8.5)	$59.7	$59.7	$80.9	$80.9
Less: Restricted stock dividends	(0.1)	(0.1)	(0.2)	(0.2)	(0.3)	(0.3)	(0.3)	(0.3)
Net income available to stockholders	$44.9	$44.9	$(8.7)	$(8.7)	$59.4	$59.4	$80.6	$80.6
Denominator:
Weighted average common outstanding - basic	115.3	115.3	113.1	113.1	115.1	115.1	110.7	110.7
Performance-based restricted stock and units		0.1		—		0.2		0.4
Dilutive forward shares		0.3		—		0.1		—
Weighted average shares outstanding - diluted		115.7		113.1		115.4		111.1
EPS:
Income (loss) per share - basic	$0.39		$(0.08)		$0.52		$0.73
Effect of dilutive shares:
Income (loss) per share - diluted		$0.39		$(0.08)		$0.52		$0.73

14. Related Party Transactions

The Company has a strategic partnership with GDS, a developer and operator of high-performance, large-scale data centers in the People's Republic of China. In connection with our investment in GDS, the Company entered into an agreement with GDS for the joint marketing of each company's data centers.

For the six months ended June 30, 2020, the Company did not incur any commission and referral charges payable to GDS. For the six months ended June 30, 2019, the Company incurred $0.5 million of commissions and referral charges payable to GDS. The commission and referral charges were capitalized as deferred leasing costs and will be amortized over the terms of the respective customer leases. No significant referral expense was recognized by the Company for the six months ended June 30, 2020 or 2019. The Company has not recognized any referral revenue related to the agreement with GDS for the six months ended June 30, 2020 or 2019. See Note 7, Equity Investments for additional information related to our GDS investment.

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

16. Commitments and Contingencies

As of June 30, 2020, the Company had outstanding letters of credit of $10.6 million as security for obligations under the terms of its lessee agreements.

The Company has entered into non-cancellable contracted commitments for construction of data center facilities and acquisition of equipment. As of June 30, 2020, these commitments were approximately $177.0 million and are expected to be incurred over the next one to two years. In addition, the Company has entered into equipment and electricity power contracts, which require minimum purchase commitments for power. These agreements range from one to two years and provide for payments for early termination or require minimum payments for the remaining term. As of June 30, 2020, the minimum commitments for these arrangements were approximately $73.4 million.

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
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019, Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the United States Securities and Exchange Commission (“SEC”). Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We disclaim any obligation other than as required by law to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors or for new information, data or methods, future events or other changes.

Overview
Our Company. We are a fully integrated, self-managed data center real estate investment trust ("REIT") that owns, operates and develops enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Our data centers are generally purpose-built facilities with redundant power and cooling. They are not network specific and enable customer connectivity to a range of telecommunication carriers. We provide mission-critical data center facilities that protect and ensure the continued operation of information technology ("IT") infrastructure for approximately 1,000 customers in 53 data centers, including two data recovery centers in 14 markets (10 cities in the U.S.; London, U.K.; Singapore; Frankfurt, Germany and Amsterdam, Netherlands).
We continue to monitor the global outbreak of the novel coronavirus (COVID-19) and to take steps to mitigate the potential risks to us posed by the pandemic. We provide a critical service to our customers and are considered an essential business by most governments, which means that our employees are continuing to operate our data centers. To date, our data center portfolio remains fully operational and to date we have experienced minimal disruptions in our business including construction projects. Currently, our supply chain remains fully functional, with redundancy of supply for key operational and construction-related products. We have not been notified by customers of any significant delays in expected implementation timelines. We have taken precautions with regard to employees and facility hygiene, imposed travel restrictions on employees and transitioned employees to work from home when that is possible. We have also implemented additional protocols such as social distancing and limiting the number of people at our facilities to protect those required to work on-site at our facilities including employees, customers and vendors and suppliers. Also we have not experienced any significant delays in the collection of revenue and customers requesting relief or other rent concessions has not been significant in number and amount as of this filing. However, the recent increases in COVID-19 cases in the U.S. demonstrate the effects of the pandemic are evolving rapidly and the impact on our business is uncertain and unpredictable and could be materially adverse. We will continue to monitor developments that impact our business and respond as we believe is warranted.
Our Portfolio
We own and operate 53 data centers, including two recovery centers totaling 7.6 million Gross Square Feet ("GSF"), of which 83% of the Colocation Square Feet ("CSF") is leased and has 830 megawatts ("MW") of power capacity. This includes 13 buildings where we lease such facilities. We are lessee of approximately 12% of our total operating GSF as of June 30, 2020. Also included in our total GSF, CSF and MW are pre-stabilized assets (which include data halls that have been in service for less than 24 months and are less than 85% leased) that have approximately 561,876 GSF and 35% of the CSF is leased with capacity of 45 MW of power.
In addition, we have properties under development comprising approximately 0.9 million GSF and 82 MW of power capacity. The estimated remaining total costs to develop these properties is projected to be a range between $321.0 million and $388.0 million. The final costs to develop could change depending on the capital improvements required based on the lease contracts executed on such properties. We also have 501 acres of land available for future data center development.
Operational Overview

The following discussion provides an overview of our capital and financing activity, operations and transactions for the six months ended June 30, 2020 and should be read in conjunction with the full discussion of our operating results, liquidity and capital resources included in this Form 10-Q, as well as the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the year ending December 31, 2019 and Part II, Item 1A of this quarterly report on Form 10-Q.

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

Fundamentals for data center real estate have remained strong, supported by trends that particularly favor data center assets, including the exponential growth in global data, the growth of e-commerce and demand for outsourcing of data storage and cloud-based applications. While growth in large cloud-based demand moderated in the U.S. in 2019, growth in Europe has remained strong over that period. The favorable trends mentioned above has attracted new capital funding multiple data center platforms, including both public and private companies, leading to a potential significant increase in supply in most major US markets. While demand remains robust, the supply outlook has led to pricing pressure in some markets, particularly with large hyperscale customers which are driving an increase in demand. The COVID-19 pandemic has created uncertainty surrounding continued general economic growth in the U.S. and Europe in 2020. More generally, in response to the pandemic, government economic support to businesses and individuals impacted by the pandemic may not continue or be effective at alleviating the abrupt economic deterioration experienced to date and both the short-term and long-term impact of these actions on economic growth is uncertain. As a result, the impact of the current state of the economies where we do business, including rising unemployment and constrained capital, on our company is unknown.

In terms of capital investment, we will continue to pursue selective development of new data centers in markets where we project demand and market rental rates will provide attractive financial returns.

The state of the broader debt capital markets is continuing to deteriorate with many lenders tightening their credit standards and cautiously allocating capital, however with our access to the investment grade debt capital markets, we recently completed several senior debt issuances and amended our credit facility to extend our near-term maturities and reduce our overall borrowing rates. We are committed to maintaining our investment grade ratings and have a strong balance sheet. We anticipate having sufficient liquidity to fund our capital and operating expenses, including costs to maintain our properties and distributions, though we may finance investments, including acquisitions and developments, with the issuance of new shares of our common stock, proceeds from asset sales or through additional borrowings. Please see "Financial Condition, Liquidity and Capital Resources" for additional discussion.
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

Summary of Significant Transactions and Activities for the Six Months Ended June 30, 2020 and 2019

Real Estate Acquisitions, Development and Other Activities

During the six months ended June 30, 2020, the Company purchased 2 acres of land for future development in Frankfurt, Germany for $12.4 million, and started the development of a 27 MW property in Europe, which was preleased to a large hyperscale cloud provider.

During the six months ended June 30, 2020, we had cash capital expenditures of $458.0 million, of which $448.1 million related to the construction of data centers. We continue to maintain a significant investment to build and develop data centers which will require additional capital investment. The expansion and development of additional power capacity and building square feet contributed to our year-over-year revenue increase in 2020. As of June 30, 2020, the estimated remaining cost to complete our existing development pipeline is $321.0 million to $388.0 million and is expected to add 82 MWs to our portfolio.

Capital and Financing Activity

Financing Activity

As of June 30, 2020, we had $400.0 million, $700.0 million and $329.8 million outstanding under the 2023 Term Loan Facility, the 2025 Term Loan Facility and the Revolving Credit Facility (each as defined below), respectively. For more information on our Amended Credit Agreement, see Note 9, Debt.

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
On January 22, 2020, CyrusOne LP and CyrusOne Finance Corp. closed their offering of €500.0 million aggregate principal amount of 1.450% senior notes due 2027 (the “2027 Notes”).

Capital Activity

During the fourth quarter of 2018, the Company entered into sales agreements pursuant to which we may issue and sell from time to time shares of our common stock having an aggregate sales price of up to $750.0 million (the "New 2018 ATM Stock Offering Program"). During the second quarter of 2020, the Company entered into sales agreements pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate sales price of up to $750.0 million (the "2020 ATM Stock Offering Program"). The 2020 ATM Stock Offering Program replaced the New 2018 ATM Stock Offering Program.

In November 2019, CyrusOne Inc. entered into a forward equity sale agreement with a financial institution acting as forward purchaser under the New 2018 ATM Stock Offering Program with respect to 1.6 million shares of its common stock at an initial forward price of $61.67 per share. The Company fully physically settled this forward equity sale agreement in June 2020. Upon settlement, the Company issued all such shares to such financial institution in its capacity as forward purchaser, in exchange for proceeds of approximately $96.5 million, in accordance with the provisions of the forward equity sale agreement.

During the six months ended June 30, 2020, CyrusOne Inc. entered into forward equity sale agreements with financial institutions acting as forward purchasers under the new 2018 ATM Stock Offering Program and the 2020 ATM Stock Offering Program, as applicable, with respect to approximately 6.2 million shares of its common stock at a weighted average price of $68.17 per share, net of expenses. The Company did not receive any proceeds from the sale of its common shares by the forward purchasers in respect of forward equity sale agreements entered during the six months ended June 30, 2020. The Company currently expects to fully physically settle the forward equity sale agreements by May 2021 and receive cash proceeds upon one or more settlement dates at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreements, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreements multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the terms of the agreements. We have not settled any portion of the forward equity sale agreements entered into during the first and second quarters of 2020 as of the date of this filing.
The following table represents a summary of forward sale of equity of our common stock for the period ended June 30, 2020 (in thousands):

Offering Program	Forward Shares Sold/(Settled)	Net Proceeds Received	Remaining Proceeds Available(1)
Total as of December 31, 2019	1.6	$—	$96.5
March 9, 2020 Forward Offering - Sales	2.0	—	123.4
May 13, 2020 Forward Offering - Sales	1.4	—	98.7
May 26, 2020 Forward Offering - Sales	1.4	—	98.7
May 29, 2020 Forward Offering - Sales	1.4	—	98.7
November 29, 2019 Forward Offering settlement	(1.6)	96.5	(96.5)
Total as of June 30, 2020	6.2	$96.5	$419.5
(1) As of June 30, 2020, the total estimated proceeds, net of adjustments for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends adjustments is $413.2 million subject to further adjustment when the forward offerings are settled as described above.

As of June 30, 2020, there was $450.0 million under the 2020 ATM Stock Offering Program available for future offerings.

Concentration of Revenue

We define our annualized backlog as the twelve-month recurring revenue (calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”)) for executed lease contracts achieved upon full occupancy which have not commenced as of the end of a period. Our backlog as of June 30, 2020 and December 31, 2019 was approximately $97.0 million and $51.7 million, respectively. During the six months ended June 30, 2020, one customer represented 19% of our revenue. We expect 57% of our backlog lease contracts to commence in the second half of 2020, 17% in 2021 and 26% in 2022 and thereafter. Because GAAP revenue for any period is generally a function of straight-line revenue recognized from lease contracts in existence at the beginning of a period, as well as lease contract renewals and new customer lease contracts commencing during the period, backlog as of any period is not necessarily indicative of near-term performance. Our definition of backlog may differ from other companies in our industry.

Results of Operations
Three and Six Months Ended June 30, 2020, Compared to Three and Six Months Ended June 30, 2019:

IN MILLIONS, except share and per share data
	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue:
Colocation rent	$207.5	$197.3	$10.2	5%	$411.5	$385.6	$25.9	7%
Metered power reimbursements	37.1	31.7	5.4	17%	71.9	60.3	11.6	19%
Equipment sales	6.9	17.1	(10.2)	(60)%	9.4	21.1	(11.7)	(55)%
Other revenue	4.9	5.4	(0.5)	(9)%	9.5	9.5	—	n/m
Total revenue	256.4	251.5	4.9	2%	502.3	476.5	25.8	5%

Operating expenses:
Property operating expenses	99.0	103.3	(4.3)	(4)%	191.6	186.6	5.0	3%
Sales and marketing	3.8	5.3	(1.5)	(28)%	8.5	10.6	(2.1)	(20)%
General and administrative	20.3	19.7	0.6	3%	47.2	41.9	5.3	13%
Depreciation and amortization	109.7	102.1	7.6	7%	217.8	204.2	13.6	7%
Transaction, acquisition, integration and other related expenses	0.1	1.4	(1.3)	(93)%	0.5	1.7	(1.2)	(71)%
Impairment losses	2.4	—	2.4	n/m	2.4	—	2.4	n/m
Total operating expenses	235.3	231.8	3.5	2%	468.0	445.0	23.0	5%
Operating income	21.1	19.7	1.4	7%	34.3	31.5	2.8	9%
Interest expense, net	(13.9)	(21.1)	(7.2)	(34)%	(29.9)	(44.8)	(14.9)	(33)%
Gain (loss) on marketable equity investment	50.4	(8.5)	58.9	(693)%	65.1	92.7	(27.6)	(30)%
Loss on early extinguishment of debt	—	—	—	n/m	(3.4)	—	(3.4)	n/m
Foreign currency and derivative losses, net	(13.9)	—	(13.9)	n/m	(8.8)	—	(8.8)	n/m
Other income (expense)	0.1	—	0.1	n/m	—	(0.1)	0.1	n/m
Net income before income taxes	43.8	(9.9)	53.7	(542)	57.3	79.3	(22.0)	(28)%
Income tax benefit (expense)	1.2	1.4	(0.2)	n/m	2.4	1.6	0.8	n/m
Net income	$45.0	$(8.5)	$53.5	(629)	$59.7	$80.9	$(21.2)	(26)%
Operating gross margin	8.2%	7.8%		5	6.8%	6.6%		3%
Capital expenditures:
Investment in real estate	255.1	211.3	43.8	21%	$448.1	$510.5	$(62.4)	(12)%
Recurring maintenance capital	6.4	1.6	4.8	n/m	9.9	4.3	5.6	130%
Total	$261.5	$212.9	$48.6	23%	$458.0	$514.8	$(56.8)	(11)%
Metrics information:
CSF(1)	4,426,664	4,116,000	310,664	8%	4,426,664	4,116,000	310,664	8%
Leased rate(2)	83%	84%	(1)%	(1)	83%	84%	(1)%	(1)
(1) CSF represents the GSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.
(2) Leased rate is calculated by dividing CSF under signed leases for colocation space (whether or not the lease has commenced billing) by total CSF.

The three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Operations
As of June 30, 2020, we had approximately 1,000 customers (not including customers that have signed leases but have not begun occupying space), many of which have signed leases for multiple sites and multiple services, amenities and/or features. We generate recurring revenues from leasing colocation space, metered power reimbursements and nonrecurring revenues from equipment sales and installation services. We provide customers with data center services pursuant to leases with initial terms ranging from three to ten years. As of June 30, 2020, the weighted average remaining term was 4.0 years based upon annualized rent. Lease expirations through 2022, excluding month-to-month leases, represent 24% of our total GSF, or 38% of our aggregate annualized rent as of June 30, 2020. At the end of the lease term, customers may allow the contract to expire, sign a new lease or automatically renew pursuant to the terms of their lease. The automatic renewal period could be for varying lengths, depending on the terms of the contract, such as, for the original lease term, one year or month-to-month. As of June 30, 2020, 2% of our GSF was subject to month-to-month leases.

Revenue

For the three months ended June 30, 2020, revenue was $256.4 million, an increase of $4.9 million, or 2% compared to $251.5 million for the three months ended June 30, 2019. Fluctuations in revenue are dependent upon our ability to maintain our existing revenue base, sell new capacity, and maintain or increase rental rates at our properties. Recurring rent churn percentage of 1.1% for the three months ended June 30, 2020 increased by 0.5% as compared to the 0.6% for the three months ended June 30, 2019. The Company calculates recurring rent churn percentage as any reduction in recurring rent due to customer terminations, service reductions or net pricing decreases as a percentage of rent at the beginning of the period, excluding any impact from metered power reimbursements or other usage-based billing.

CSF increased 8% at June 30, 2020 as compared to June 30, 2019. Leased CSF as of June 30, 2020 and 2019 was 83% and 84%, respectively. CSF Occupied as of June 30, 2020 and 2019 was 83%.

The revenue increase of $4.9 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019 is primarily due to the following:
•$8.0 million increase in colocation rent, primarily due to a $10.0 million increase from existing and new customers, offset in part by $2.0 million of rent churn;
•$5.4 million increase in metered power reimbursements, primarily due to a $5.5 million increase from existing and new customers, offset in part by $0.1 million of rent churn;
•$1.2 million increase in interconnection revenue primarily due to expanding demand from existing and new customers;
•$1.0 million of higher termination fees; partially offset by
•$10.2 million decrease in equipment sales and associated installation services with one significant customer during the three months ended June 30, 2019.
•$0.5 million decrease in other revenue from managed services.

Operating Expenses

Property operating expenses

For the three months ended June 30, 2020, Property operating expenses were $99.0 million, a decrease of $4.3 million, or 4%, compared to $103.3 million for the three months ended June 30, 2019 primarily due to the following:
•$10.1 million decrease in equipment cost of sales due to higher sales volume during the three months ended June 30, 2019;
•$1.7 million decrease in repairs and maintenance due to timing of expenditures; and
•$0.9 million decrease in payroll and employee-related costs, lower incentive compensation and other personnel costs; partially offset by
•$8.4 million increase in property operating expenses as a result of additional assets placed into service from development and expansion of facilities:
◦$5.8 million increase in electricity due to higher customer usage and increased rates;
◦$2.6 million increase in other property operating expenses including lower capitalization related to construction, legal and professional fees and other.

General and administrative expenses

For the three months ended June 30, 2020, General and administrative expenses were $20.3 million, an increase of $0.6 million, or 3%, compared to $19.7 million for the corresponding period in 2019, primarily due to the following:
•$1.1 million increase in legal and professional fees primarily due to the impact of expensing of legal fees associated with lease negotiations under ASC 842 Leases; and
•$1.5 million increase in other general and administrative expenses primarily due to increased rent and office costs; partially offset by
•$1.7 million decrease in employee compensation and stock-based compensation expenses due to a general reduction in force and lower incentive compensation; and
•$0.3 million decrease in costs associated with implementing new accounting standards.

Depreciation and amortization expense

For the three months ended June 30, 2020, Depreciation and amortization expense was $109.7 million, an increase of $7.6 million, or 7%, compared to $102.1 million for the corresponding period in 2019. This increase was primarily driven by asset additions that were placed in service after the second quarter of 2019. Since June 30, 2019, approximately $617.2 million of new data center assets have been placed in service. Depreciation and amortization expense is expected to increase in future periods as we complete the development of properties and installation of equipment and facilities to support our operations.

Impairment losses

For the three months ended June 30, 2020, Impairment losses were $2.4 million as the result of our planned disposition of land held for future development in Atlanta, GA to a third-party.

Non-Operating Income and Expenses

Interest expense, net

For the three months ended June 30, 2020, Interest expense, net was $13.9 million, a decrease of $7.2 million, or 34%, as compared to $21.1 million for the corresponding period in 2019 due to the following:
•$12.6 million decrease due to lower rates offset in part by $397.5 million increase in average debt outstanding; offset in part by
•$3.3 million increase due to lower capitalized interest as a result of the Company's lower overall average interest rate;
•$1.2 million increase related to the cross-currency and interest rate swaps; and
•$0.9 million increase related to lower interest income.

We anticipate drawing on our Revolving Credit Facility to fund, in part, our capital requirements for new investments in data centers, including potential acquisitions. Accordingly, we anticipate our interest expense to increase in future periods.

Gain (Loss) on marketable equity investment

For the three months ended June 30, 2020, the gain on our marketable equity investment in GDS Holdings Limited ("GDS") was $50.4 million, an increase of $58.9 million, as compared to a loss of $8.5 million for the corresponding period in 2019. The increase was primarily a result of a significant increase in the GDS share price during the three months ended June 30, 2020. See Note 7, Equity Investments, for information related to our accounting for our equity investment in GDS.

Foreign currency and derivative losses, net

For the three months ended June 30, 2020, Foreign currency and derivative losses, net were $13.9 million which was primarily the result of the loss associated with the translation adjustment on our undesignated EURO denominated borrowings in excess of our net investment.

The six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Revenue

For the six months ended June 30, 2020, revenue was $502.3 million, an increase of $25.8 million, or 5% compared to $476.5 million for the six months ended June 30, 2019. Fluctuations in revenue are dependent upon our ability to maintain our existing revenue base, sell new capacity, and maintain or increase rental rates at our properties. Recurring rent churn percentage of 2.1% for the six months ended June 30, 2020 decreased by 0.6% as compared to the 2.7% for the six months ended June 30, 2019.

The revenue increase of $25.8 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019 is primarily due to the following:
•$20.7 million increase in colocation rent, primarily due to a $28.0 million increase from existing and new customers, offset in part by $7.3 million of rent churn;
•$11.6 million increase in metered power reimbursements, primarily due to a $11.9 million increase from existing and new customers, offset in part by $0.2 million of rent churn;
•$3.3 million increase in interconnection revenue primarily due to expanding demand from existing and new customers;
•$1.9 million of higher termination fees; partially offset by
•$11.7 million decrease in equipment sales and associated installation services to one significant customer during the six months ended June 30, 2019.

Operating Expenses

Property operating expenses

For the six months ended June 30, 2020, Property operating expenses were $191.6 million, an increase of $5.0 million, or 3%, compared to $186.6 million for the six months ended June 30, 2019 primarily due to the following:
•$16.3 million increase in property operating expenses as a result of additional assets placed into service from development and expansion of facilities:
◦$12.4 million increase in electricity due to higher customer usage and increased rates
◦$2.2 million increase in contract and security services
◦$0.8 million increase in other property operating expenses
◦$0.7 million increase in property taxes
◦$0.2 million increase in repairs and maintenance, partially offset by
•$11.3 million decrease in equipment cost of sales due to higher sales volume during the six months ended June 30, 2019.

General and administrative expenses

For the six months ended June 30, 2020, General and administrative expenses were $47.2 million, an increase of $5.3 million, or 13%, compared to $41.9 million for the corresponding period in 2019, primarily due to the following:
•$3.5 million increase in personnel costs including $6.8 million severance due to the departure of our Chief Executive Officer and general reduction in force, offset in part by a $3.3 million decrease in employee compensation and stock-based compensation expenses;
•$1.8 million increase in other general and administrative expenses primarily related to increased rent and office costs;
•$0.3 million increase in IT license support and maintenance; and
•$0.3 million increase in legal and professional fees; partially offset by
•$0.6 million decrease in costs associated with implementing new accounting standards.

Depreciation and amortization expense

For the six months ended June 30, 2020, Depreciation and amortization expense was $217.8 million, an increase of $13.6 million, or 7%, compared to $204.2 million for the corresponding period in 2019. This increase was primarily driven by asset additions that were placed in service after the second quarter of 2019. Since June 30, 2019, approximately $617.2 million of new data center assets have been placed in service. Depreciation and amortization expense is expected to increase in future periods as we complete the development of properties and installation of equipment and facilities to support our operations.

Impairment losses

For the six months ended June 30, 2020, Impairment losses were $2.4 million as the result of our planned disposition of land held for future development in Atlanta, GA to a third-party.

Non-Operating Income and Expenses

Interest expense, net

For the six months ended June 30, 2020, Interest expense, net was $29.9 million, a decrease of $14.9 million, or 33%, as compared to $44.8 million for the corresponding period in 2019 due to the following:
•$20.6 million decrease due to lower rates offset in part by $331.1 million increase in average debt outstanding; and
•$1.7 million decrease related to the cross-currency and interest rate swaps; offset in part by
•$6.6 million increase due to lower capitalized interest as a result of the Company's lower overall average interest rate.
•$0.8 million increase related to lower interest income;

We anticipate drawing on our Revolving Credit Facility to fund, in part, our capital requirements for new investments in data centers, including potential acquisitions. Accordingly, we anticipate our interest expense to increase in future periods.

Gain (Loss) on marketable equity investment

For the six months ended June 30, 2020, the gain on our marketable equity investment in GDS was $65.1 million, a decrease of $27.6 million, as compared to a gain of $92.7 million for the corresponding period in 2019. The decrease was primarily the result of the ownership of fewer American Depositary Shares ("ADSs") in the current year period as a result of the sale of 5.7 million GDS ADSs in April 2019. See Note 7, Equity Investments, for information related to our accounting for our equity investment in GDS.

Loss on early extinguishment of debt

For the six months ended June 30, 2020, Loss on early extinguishment of debt was $3.4 million, primarily due to the Amendment.

Foreign currency and derivative losses, net

For the six months ended June 30, 2020, Foreign currency and derivative losses, net were $8.8 million which was a result of a $13.3 million loss associated with the translation adjustment on undesignated EURO denominated borrowings in excess of our net investment, offset in part by a $4.5 million gain on cross-currency swaps from the settlement of certain undesignated Euro/USD cross-currency swaps.

Significant Balance Sheet Fluctuations

The table below relates to significant fluctuations in certain line items of our Condensed Consolidated Balance Sheets from December 31, 2019 to June 30, 2020 (in millions):

	June 30, 2020	December 31, 2019	Difference
Total investment in real estate, net	$4,942.2	$4,710.3	$231.9
Operating lease right-of-use ("ROU") assets, net	204.7	161.9	42.8
Revolving Credit Facility	329.8	615.0	(285.2)
Senior Notes	1,761.5	1,200.0	561.5
Operating lease liabilities	240.5	195.8	44.7

The increase in Total investment in real estate, net was primarily due to the continued development of data centers in Dublin, Frankfurt, London, the New York Metro area, Northern Virginia, Phoenix, San Antonio and Santa Clara less depreciation expense of $191.5 million.

The increase in Operating lease ROU assets, net and in Operating lease liabilities was primarily due to entering into a new operating lease in Europe.

The decrease in borrowing under the Revolving Credit Facility was primarily due to the proceeds of the 2027 Notes used to pay down borrowings on the US Revolver and EUR Revolver.

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

We calculate Normalized FFO as FFO adjusted for Loss on early extinguishment of debt; (Gain) loss on marketable equity investment; Foreign currency and derivative losses, net; New accounting standards and regulatory compliance and the related system implementation costs; Amortization of tradenames; Transaction, acquisition, integration and other related expenses; Cash severance and management transition costs; Severance-related stock compensation costs; Legal claim costs; and other items as appropriate. We believe our Normalized FFO calculation provides a comparable measure between different periods. Other REITs may not calculate Normalized FFO in the same manner. Accordingly, our Normalized FFO may not be comparable to others.

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

The following table reflects the reconciliation of GAAP net income to FFO and Normalized FFO for the three and six months ended June 30, 2020 and 2019 (amounts in millions):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Net income (loss)	$45.0	$(8.5)	$53.5	n/m	$59.7	$80.9	$(21.2)	(26)%
Real estate depreciation and amortization	107.5	100.2	7.3	7%	213.3	200.3	13.0	6%
Impairment losses and gain on disposal of assets	2.4	—	2.4	—%	2.3	—	2.3	—%
Funds from Operations ("FFO") - NAREIT defined	$154.9	$91.7	$63.2	69%	$275.3	$281.2	$(5.9)	(2)%
Loss on early extinguishment of debt	—	—	—	—%	3.4	—	3.4	n/m
(Gain) loss on marketable equity investment	(50.4)	8.5	(58.9)	n/m	(65.1)	(92.7)	27.6	(30)%
Foreign currency and derivative losses, net	13.9	—	13.9	—%	8.8	—	8.8	n/m
New accounting standards and regulatory compliance and the related system implementation costs	—	0.3	(0.3)	(100)%	—	0.6	(0.6)	(100)%
Amortization of tradenames	0.3	0.1	0.2	n/m	0.6	0.3	0.3	100%
Transaction, acquisition, integration and other related expenses	0.1	1.4	(1.3)	(93)%	0.6	1.7	(1.1)	(65)%
Cash severance and management transition costs	—	—	—	—%	6.8	0.1	6.7	n/m
Severance-related stock compensation costs	—	—	—	—%	0.1	—	0.1	n/m
Legal claim costs	0.1	0.1	—	n/m	0.2	0.2	—	n/m
Normalized Funds from Operations ("Normalized FFO")	$118.9	$102.1	$16.8	16%	$230.7	$191.4	$39.3	21%
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

We calculate NOI as Net income (loss), adjusted for Sales and marketing expenses, General and administrative expenses, Depreciation and amortization expenses, Transaction, acquisition, integration and other related expenses, Interest expense, net, (Gain) loss on marketable equity investment, Loss on early extinguishment of debt, Impairment losses, Foreign currency and derivative losses, net, Other (income) expense, Income tax benefit and other items as appropriate. Amortization of deferred leasing costs is presented in Depreciation and amortization expenses, which is excluded from NOI. Sales and marketing expenses are not property-specific, rather these expenses support our entire portfolio. As a result, we have excluded these Sales and marketing expenses from our NOI calculation, consistent with the treatment of General and administrative expenses, which also support our entire portfolio. Because the calculation of NOI excludes various expenses, the utility of NOI as a measure of our performance is limited. Other REITs may not calculate NOI in the same manner. Accordingly, our NOI may not be comparable to others. Therefore, NOI should be considered only as a supplement to Net income presented in accordance with GAAP as a measure of our performance. NOI should not be used as a measure of our liquidity or as indicative of funds available to fund our cash needs, including our ability to make distributions. NOI also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

The following table reflects the reconciliation of Net income to NOI for the three and six months ended June 30, 2020 and 2019 (amounts in millions):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Net income (loss)	$45.0	$(8.5)	$53.5	n/m	$59.7	$80.9	$(21.2)	(26)%
Sales and marketing expenses	3.8	5.3	(1.5)	(28)%	8.5	10.6	(2.1)	(20)%
General and administrative expenses	20.3	19.7	0.6	3%	47.2	41.9	5.3	13%
Depreciation and amortization expenses	109.7	102.1	7.6	7%	217.8	204.2	13.6	7%
Transaction, acquisition, integration and other related expenses	0.1	1.4	(1.3)	(93)%	0.5	1.7	(1.2)	(71)%
Interest expense, net	13.9	21.1	(7.2)	(34)%	29.9	44.8	(14.9)	(33)%
(Gain) loss on marketable equity investment	(50.4)	8.5	(58.9)	n/m	(65.1)	(92.7)	27.6	(30)%
Loss on early extinguishment of debt	—	—	—	n/m	3.4	—	3.4	n/m
Impairment losses	2.4	—	2.4	n/m	2.4	—	2.4	n/m
Foreign currency and derivative losses, net	13.9	—	13.9	n/m	8.8	—	8.8	n/m
Other (income) expense	(0.1)	—	(0.1)	n/m	—	0.1	(0.1)	n/m
Income tax benefit	(1.2)	(1.4)	0.2	(14)%	(2.4)	(1.6)	(0.8)	50%
Net Operating Income	$157.4	$148.2	$9.2	6%	$310.7	$289.9	$20.8	7%

Financial Condition, Liquidity and Capital Resources
Short-term Liquidity

The effects of the COVID-19 pandemic continue to evolve rapidly. While the impact of COVID-19 on certain operating and administrative costs for the six months ended June 30, 2020 was not material, we may incur additional general and administrative and maintenance costs to operate our data centers and offices, the extent of which will depend on factors that are uncertain and unpredictable at this time, including federal, state, and local regulations as well as the duration and severity of the pandemic. While the pandemic may impact our cash flows from customers, the extent and duration of that impact is also uncertain and unpredictable at this time. Some of our customers have communicated that the COVID-19 pandemic has disrupted their businesses, which is impacting their ability to pay rent on time and they have requested extended payment terms and rent abatement, which may impact the timing and amount of rent we collect in the future. For the six-month ended June 30, 2020, the impact of the pandemic on rent concessions and collections of rent has not been significant. Our short-term liquidity requirements primarily consist of Operating, Sales and marketing, and General and administrative expenses, dividend payments and recurring capital expenditures for our data center properties. We generally expect to meet these requirements from our cash flow from operations, cash balances, availability under our Revolving Credit Facility and settlement of the ATM forward equity sale agreements. For the six months ended June 30, 2020, our cash provided by operating activities was $214.2 million. This was more than our dividend payment for the six months ended June 30, 2020 of $116.1 million.

Available capacity under the Amended Credit Agreement as of June 30, 2020 was $1,059.6 million related to the Revolving Credit Facility. Total liquidity as of June 30, 2020 was approximately $1,130.3 million, which included the $1,059.6 million available capacity under the Revolving Credit Facility and cash and cash equivalents of $70.7 million. At June 30, 2020, we had borrowings of $329.8 million under the Revolving Credit Facility. At June 30, 2019, we had borrowings of $429.9 million under the $1.7 Billion Revolving Credit Facility.

In January 2020, CyrusOne LP and CyrusOne Finance Corp. closed their offering of the 2027 Notes.

During the six months ended June 30, 2020, CyrusOne Inc. entered into forward equity sale agreements with financial institutions acting as forward purchasers under the New 2018 ATM Stock Offering Program and the 2020 ATM Stock Offering Program, as applicable, with respect to approximately 6.2 million shares of its common stock at a weighted average price of $68.17 per share, net of expenses. The Company currently expects to fully physically settle the forward equity sale agreements by May 2021 and receive cash proceeds upon one or more settlement dates at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreements, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreements multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the terms of the agreements. We have not settled any portion of these forward equity sale agreements entered into during the first and second quarters of 2020 as of the date of this filing. In June 2020, the Company fully physically settled the forward equity sale agreement entered into in November 2019. See Note 11, Stockholders' Equity for more information about our settlement.
The following table represents a summary of forward sale of equity of our common stock for the period ended June 30, 2020 (in thousands):

Offering Program	Forward Shares Sold/(Settled)	Net Proceeds Received	Remaining Proceeds Available(1)
Total as of December 31, 2019	1.6	$—	$96.5
March 9, 2020 Forward Offering - Sales	2.0	—	123.4
May 13, 2020 Forward Offering - Sales	1.4	—	98.7
May 26, 2020 Forward Offering - Sales	1.4	—	98.7
May 29, 2020 Forward Offering - Sales	1.4	—	98.7
November 29, 2019 Forward Offering settlement	(1.6)	96.5	(96.5)
Total as of June 30, 2020	6.2	$96.5	$419.5
(1) As of June 30, 2020, the total estimated proceeds, net of adjustments for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends adjustments is $413.2 million subject to further adjustment when the forward offerings are settled as described above.
Our total common stock issuance for the six months ended June 30, 2020 was $103.3 million primarily related to proceeds from forward equity settlement, shares vesting and options exercised. As of June 30, 2020, there was $450.0 million under the 2020 ATM Stock Offering Program available for future offerings.
Long-term Liquidity

Our long-term liquidity requirements primarily consist of our capital expenditures for the development and acquisition of our data centers. For the six months ended June 30, 2020, our cash capital expenditures were $458.0 million. Our capital expenditures are primarily discretionary, excluding leases under contract, to expand our existing data center properties, acquire or construct new facilities. We intend to continue to develop and expand properties, where we believe there is sufficient demand or have contracted to lease, and are prepared to commit additional resources to support this growth. We expect our total estimated capital expenditures for 2020 to be between $850.0 million and $950.0 million. We expect to meet our long-term liquidity requirements, including potential acquisitions, from cash and cash equivalents, cash flows from our operations, issuances of debt and equity securities, and borrowings under our Revolving Credit Facility.

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

As of June 30, 2020, all of our outstanding debt matures from March 2023 to November 2029, with a weighted average of 5.9 years to maturity. We expect to refinance these debts at or before their maturities, or retire the debt from the sources described in this section. Our interest rate mix was 65% fixed and 35% floating.

In addition to the sources of capital described herein, we have access to other potential sources of capital including mortgage financing, property dispositions and proceeds from contributions and partial sale of properties into joint ventures.

Cash Flows
Comparison of Six Months Ended June 30, 2020 and June 30, 2019

Cash provided by operating activities for the six months ended June 30, 2020 was $214.2 million compared to $167.5 million for the six months ended June 30, 2019. The increase of $46.7 million was due to the following:

•Increases in net cash provided by operating activities of $82.7 million primarily due to the following:
◦$20.8 million increase due to a $25.8 million increase in revenue offset in part by a $5.0 million increase in property operating expenses;
◦$32.7 million decrease in interest payments due to overall lower rates;
◦$21.5 million increase in construction payables;
◦$7.2 million decrease in deposits; and
◦$0.5 million decrease in property tax payments; partially offset by
•Decreases in net cash provided by operating activities of $36.0 million primarily due to the following:
◦$16.0 million decrease in deferred revenue and prepaid rents;
◦$10.1 million increase in rent and other receivables;
◦$5.8 million increase in other cash outflows over the corresponding prior year period;
◦$3.3 million increase in bonus payments; and
◦$0.8 million increase in prepaid expenses.

Cash used in investing activities for the six months ended June 30, 2020 was $454.2 million compared to $315.3 million for the six months ended June 30, 2019. The increase in cash used in investing activities for the six months ended June 30, 2020 of $138.9 million compared to the six months ended June 30, 2019 is primarily due to lower proceeds from the sale of our GDS ADSs in 2020, compared to 2019, that reduced Investments in real estate in 2019.

Investments in real estate

For the six months ended June 30, 2020, our capital expenditures of $458.0 million primarily related to the continued development in key markets, primarily in Dublin, Frankfurt, London, the New York Metro area, Northern Virginia, Phoenix, San Antonio and Santa Clara. In addition, included in capital expenditures is land acquired for development of $12.4 million in Frankfurt, Germany.

For the six months ended June 30, 2019, our capital expenditures of $514.8 million related primarily to the continued development in key markets, primarily in Amsterdam, Austin, Dallas, Frankfurt, London, the New York Metro area, Northern Virginia, Phoenix and Raleigh-Durham. In addition, included in capital expenditures is land acquired for development of $40.1 million in Santa Clara and San Antonio.

Equity Investments

During the six months ended June 30, 2020, the Company made capital contributions of approximately $4.7 million to our investments in ODATA Brasil S.A. and ODATA Colombia S.A.S. These investment outflows were partially offset by proceeds of $8.2 million from the sale of approximately 245,000 ADSs from our GDS investment and by proceeds of $0.3 million related to the sale of real estate assets.

During the six months ended June 30, 2019, we also made a capital contribution of approximately $0.3 million to our ODATA Colombia investment. These investment outflows were partially offset by proceeds of $199.8 million from the sale of 5.7 million ADSs from our GDS investment.

Cash provided by financing activities for the six months ended June 30, 2020 was $232.9 million compared to $229.1 million for the six months ended June 30, 2019. The increase of $3.8 million was due to the following:
•$550.2 million increase in proceeds from the issuance of the Euro Bond, see Note 9, Debt for additional information on the 2027 Notes;
•$200.0 million reduction in repayments of the unsecured term loan primarily due to $1,100.0 million in proceeds from the Amended Credit Agreement used to repay $1,100.0 million of the term loans under the prior credit facility, while the six months ended June 30, 2019 included a $200.0 million early prepayment of the prior credit facility 2023 Term Loan;
•$151.0 million increase in proceeds from borrowings on our revolving credit facility; and
•$2.4 million decrease in tax payments on the vesting and exercise of equity awards, partially offset by,
•$723.1 million in payments on our revolving credit facility during the current period. There were no payments in the corresponding prior year period;
•$149.3 million decrease in proceeds from the issuance of common stock. The Company issued 2.1 million shares in the current period which consisted of proceeds from forward equity settlement, shares vesting and options exercised and 4.9 million shares issued in the prior year period through the New 2018 Stock Offering Program;

•$14.8 million increase in dividend payments due to the increase in the dividend and the number of common shares outstanding;
•$12.5 million increase in deferred financing costs related to the refinancing of the credit facility; and
•$0.1 million increase in payments on our finance lease obligations.

Issuer and guarantor subsidiary summarized financial information

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

Only the Parent Guarantor guarantees the 2024 Notes, 2027 Notes and 2029 Notes. The 2024 Notes, 2027 Notes and 2029 Notes are structurally junior in right of payment to the indebtedness and other liabilities of the Co-Issuers’ subsidiaries (the “Non-Guarantors”), and the guarantee is structurally junior in right of payment to the liabilities of any of the Parent Guarantor's subsidiaries (other than the Co-Issuers). These Non-Guarantors are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the 2024 Notes, 2027 Notes and 2029 Notes, or to make any funds available therefor, whether by dividends, loans, distributions or other payments. Any right that the Co-Issuers or Parent Guarantor have to receive any assets of any of the Non-Guarantors upon the bankruptcy, liquidation or reorganization of those Non-Guarantors, and the consequent rights of holders of the 2024 Notes, 2027 Notes and 2029 Notes to realize proceeds from the sale of any of such Non-Guarantors’ assets, will be structurally subordinated to the claims of such Non-Guarantors’ creditors, including trade creditors, mortgage holders and holders of preferred equity interests of those Non-Guarantors. Accordingly, in the event of a bankruptcy, liquidation or reorganization or any of the Non-Guarantors, the Non-Guarantors will pay the holders of their debts, holders of preferred equity interests and their trade creditors before distributing any of their assets to us. The Non-Guarantors conduct substantially all of our operations and hold substantially all of our assets.

The guarantee obligations of the Parent Guarantor under the 2024 Notes, 2027 Notes and 2029 Notes will terminate under the customary circumstances of legal defeasance or covenant defeasance, each as described in the applicable indenture, or if the Co-Issuers’ obligations under the applicable indenture are discharged.

The guarantee obligations of the Parent Guarantor under the 2024 Notes, 2027 Notes and 2029 Notes are subject to certain limitations necessary to prevent the guarantee from constituting a fraudulent conveyance under applicable laws. Under these laws, the guarantee could be voided, or claims in respect of the guarantee could be subordinated to certain obligations of the Parent Guarantor if, among other things, the Parent Guarantor, at the time it entered into the guarantee, received less than reasonably equivalent value or fair consideration for entering into the guarantee and was one of the following:

•insolvent or rendered insolvent by reason of entering into a guarantee;
•engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or
•intended to incur, or believed that it would incur, debts or contingent liabilities beyond its ability to pay them as they became due.

The Parent Guarantor is a REIT whose only material asset is its ownership of operating partnership units of the LP Co-Issuer. The LP Co-Issuer and its subsidiaries hold substantially all the assets of the Company. The LP Co-Issuer conducts the operations of the business, along with its subsidiaries. The Finance Co-Issuer does not have any operations or revenues.

Pursuant to amended Rule 3-10 of Regulation S-X, the following aggregate summarized financial information is provided for CyrusOne Inc., CyrusOne LP and CyrusOne Finance Corp. This aggregate summarized financial information has been prepared from the books and records maintained by CyrusOne, CyrusOne LP and CyrusOne Finance Corp. The aggregate summarized financial information does not include the investments in non-guarantor subsidiaries nor the earnings from non-guarantor subsidiaries and therefore is not necessarily indicative of the results of operations or financial position had CyrusOne LP and CyrusOne Finance Corp. operated as independent entities. Intercompany transactions have been eliminated.

The Issuers and Guarantors had Intercompany receivables from non-guarantors of $1.8 billion for both the periods ended June 30, 2020 and December 31, 2019. The Issuers and Guarantors had Debt of $3.2 billion and $2.9 billion for the periods ended June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020, the Issuers and Guarantors had Interest expense, net of $40.6 million, Foreign currency and derivative losses, net of $8.8 million, and Loss on early extinguishment of debt of $3.4 million. More detailed financial information for the Issuers and Guarantors was not material.

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
Also as a part of our normal course of business we procure certain data center equipment (generally generators and power distribution units) and electricity power under purchase commitments, where we would be required to purchase certain minimum volumes. In general, we expect to manage these contracts such that the committed volume levels are below our current requirements and at prices that are below current spot market prices. However, if our requirements were to decrease or the spot market prices were to decrease, we could be obligated to complete the remaining minimum purchase commitments, holding the excess equipment for future development or disposing at then current prices. As of June 30, 2020, our aggregate commitments under these contracts is approximately $73.4 million.

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
As of June 30, 2020, we had approximately $1.8 billion of contractually outstanding consolidated debt at a weighted average fixed interest rate of approximately 2.63% and $1.4 billion of amounts outstanding under credit facilities with a weighted average variable interest rate of monthly LIBOR plus 1.08%. As of June 30, 2019, we had approximately $1.2 billion of contractually outstanding consolidated debt at a weighted average fixed interest rate of approximately 5.16% and $1.5 billion of amounts outstanding under credit facilities with a weighted average variable interest rate of monthly LIBOR plus 1.32%. Monthly LIBOR as of June 30, 2020 and 2019 was 0.18% and 2.41%, respectively.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments are traded or are otherwise terminated prior to maturity. However, interest rate changes will affect the fair value of our fixed rate instruments.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. We are exposed to interest rate changes primarily as a result of our variable rate debt we incur on our Amended Credit Agreement and our consolidated cash investments. As of June 30, 2020 and 2019, our floating rate debt outstanding was $1.4 billion and $1.5 billion, respectively. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures as of June 30, 2020 and 2019 (amounts in millions, where positive amounts reflect an increase in net income and bracketed amounts reflect a decrease in net income):
Variable rate credit facilities expense:

	2.0%	1.5%	1.0%	0.5%
As of June 30, 2020	$(28.6)	$(21.4)	$(14.3)	$(7.1)
As of June 30, 2019	$(30.6)	$(22.9)	$(15.3)	$(7.6)

Floating rate interest income was $0.1 million for the six months ended June 30, 2020, and $0.9 million for the six months ended June 30, 2019.

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

Interest Rate Swaps

On September 3, 2019, the Company entered into a floating-fixed interest rate swap agreement to convert $300.0 million of variable interest rate debt of the 2023 Term Loan Facility to 1.19% fixed rate debt. For the three and six months ended June 30, 2020, the fair value of the interest rate swap liability increased $11.4 million and $0.9 million, respectively. The changes in fair value were recognized in OCI. As of June 30, 2020, interest rate swaps were a liability of $8.8 million reported in Other liabilities. As of December 31, 2019, interest rate swaps were an asset of $3.5 million reported in Other assets.

Foreign Currency Risk

As a result of our expansion outside of the United States, including the Zenium acquisition, we have foreign operations in Germany, The Netherlands, United Kingdom, Singapore and The Republic of Ireland that expose us to risk from the effects of exchange rate movements of respective foreign currencies, which may affect future costs and cash flows. Foreign currency risk is the possibility that our results of operations or financial position could be affected by changes in exchange rates. Our exposure to foreign currency primarily relates to our foreign currency denominated in British pound sterling and Euro, included within Total investment in real estate, net, which was $1.2 billion and $1.0 billion as of June 30, 2020 and December 31, 2019, respectively. For the six months ended June 30, 2020 and 2019, our Foreign currency translation adjustment included within Stockholders’ equity was a decrease of $9.9 million and $1.8 million, respectively.

As a result of our expansion into foreign countries, primarily in Europe, our exposure to foreign currency is expected to increase, primarily related to British pound sterling and Euro. We could mitigate future investment and operational foreign currency exposure by borrowing under our Amended Credit Agreement in the particular foreign currency, subject to availability and applicable borrowing conditions. However, we would expect to incur foreign currency transaction gains and losses, which would impact our consolidated net income, and translation of financial statements from the foreign functional currency to U.S. dollars, which would be included in Other comprehensive income or loss and Stockholders’ equity. As of June 30, 2020, we have outstanding borrowings under our Revolving Credit Facility of $37.0 million which is denominated in British pound sterling and $89.8 million which is denominated in Euros. See Note 9, Debt, for further information.

In 2020, the Company entered into cross-currency swaps whereby the Company pays floating interest rate and receives floating interest rate to hedge the variability of future cash flows attributable to changes in the 1-month USD LIBOR versus EUR LIBOR rates (a pay-floating, receive-floating interest rate swap).

As of June 30, 2020, the Company has two cross-currency EUR/USD contracts to sell $500.0 million and purchase €450.7 million maturing in March 2023 representing a fair value liability of $8.0 million reported in Other Liabilities. As of December 31, 2019, our cross-currency swaps were a liability of $11.4 million reported in Other Liabilities. The pay-floating, receive-floating interest rate swap payments are recognized in Interest expense, net in the Condensed Consolidated Statements of Operations. There were no gains or losses on cross-currency contracts for the three months ended June 30, 2020.

Commodity Price Risk
Certain of our operating costs are subject to price fluctuations caused by the volatility of the underlying commodity prices, including electricity used in our data center operations, and building materials, such as steel and copper, used in the construction of our data centers. In addition, the lead time to purchase certain equipment for our data centers is substantial which could result in increased costs for these construction projects. In addition, we have entered into several contracts to purchase electricity. As of June 30, 2020 and 2019, these contracts represent less than our forecasted usage.
Refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for a description of the Company's market risks. There were no material changes for the period ended June 30, 2020.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2020. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2020, the Company's disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The novel strain of the coronavirus identified in China in late 2019 has globally spread throughout Asia, Europe, the Middle East and Americas and has resulted in authorities implementing numerous measures to attempt to contain the virus, including travel bans, shelter in place regulations and other restrictions and shutdowns. There has been and continues to be considerable uncertainty about the effects of these measures and how long they will remain in effect, which could adversely impact our employees, customers, vendors and suppliers resulting in a material adverse effect on our business, financial condition, results of operations and liquidity.

As a result of the COVID-19 pandemic, while our data centers have remained operational, we have modified our business practices by temporarily closing our corporate headquarters and regional locations, transitioned non-essential employees to working remotely from their homes, implemented restrictions on the physical participation in meetings and significantly limited business travel, all of which have begun to disrupt how we operate our business and may remain in place for an indeterminate amount of time. We cannot assure you, however, that our workforce will be able to work effectively as a result of such practices, or that our technological systems or infrastructure will continue to be equipped to facilitate effective remote working arrangements for our employees. To date, our technology systems and infrastructure have effectively supported our remote working activities.

The effect of the pandemic and measures implemented by authorities could disrupt our supply chain, including the provision of services to us by our vendors and could result in restrictions on construction activities. Such disruptions could impact the operations of our data centers, our ability to meet delivery timelines, including contracted delivery schedules with our customers, and could lead to the closing of facilities, delays in the commencement of leases, penalties for delay, potential lease terminations and legal proceedings being brought against us. To date our costs of operation have not significantly increased, however, we may incur additional operating costs as a result of the pandemic, the timing of which is uncertain and unpredictable, which could materially increase our costs of operations.

The conditions caused by the COVID-19 pandemic, including recent increases in cases in certain markets in the U.S. in which we do business, also affect our customers and may negatively impact the demand for colocation and our services, delay the decision making of our customers, lengthen payment terms, increase rent abatements, result in defaults or otherwise impair our customers' ability to timely pay us, as well as potentially impairing our ability to attract new customers, all of which could adversely affect our future sales, operating results, cash flows and overall financial performance. More generally, in response to the pandemic, government economic support to businesses and individuals impacted by the pandemic may not continue or be effective at alleviating the abrupt economic deterioration experienced to date and both the short-term and long-term impact of these actions on economic growth is uncertain.

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

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, suppliers and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the six months ended June 30, 2020, the Company had no unregistered sales of equity securities or purchases of its common stock.

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

10.1
Form of Forward/Primary Sales Agreement, dated May 6, 2020, by and among CyrusOne Inc., CyrusOne GP, CyrusOne LP and each of J.P. Morgan Securities LLC, Barclays Capital Inc., BMO Capital Markets Corp., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, Jefferies LLC, KeyBanc Capital Markets Inc., Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC and TD Securities (USA) LLC (Incorporated by reference to Exhibit 1.1 of Form 8-K, filed by CyrusOne Inc. on May 6, 2020 (Registration No. 001-35789)).

10.2
Form of Primary Sales Agreement, dated May 6, 2020, by and among CyrusOne Inc., CyrusOne GP, CyrusOne LP and each of Fifth Third Securities, Inc., Stifel, Nicolaus & Company, Incorporated and SunTrust Robinson Humphrey, Inc. (Incorporated by reference to Exhibit 1.2 of Form 8-K, filed by CyrusOne Inc. on May 6, 2020 (Registration No. 001-35789)).

10.3†
Employment Agreement dated as of June 26, 2020 by and between Bruce W. Duncan and CyrusOne Management Services LLC (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on July 2, 2020 (Registration No. 001-35789)).

10.4†
Transition and Separation Agreement, dated as of July 2, 2020 by and between Venkatesh S. Durvasula and CyrusOne LLC (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed by CyrusOne Inc. on July 2, 2020 (Registration No. 001-35789)).

22+	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.

31.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)*	Inline XBRL Taxonomy Extension Schema Document.

(101.CAL)*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)*	Inline XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

(104)*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

+	Filed herewith.
*	Submitted electronically with this report.
†	This exhibit is a management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 30th day of July, 2020.

CyrusOne Inc.

By:	/s/ Bruce W. Duncan
Bruce W. Duncan
President and Chief Executive Officer

By:	/s/ Diane M. Morefield
Diane M. Morefield
Executive Vice President and Chief Financial Officer

By:	/s/ Mark E. Skomal
Mark E. Skomal
Senior Vice President and Chief Accounting Officer