Form 10-Q
period 2020-09-30
CyrusOne Inc.
filed 2020-10-29
CIK 1553023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
Yes  ☐    No  ☒
There were 120,422,556 shares of common stock outstanding as of October 23, 2020 with a par value of $0.01 per share.

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

As of September 30, 2020, the total number of outstanding shares of our common stock was approximately 120.4 million.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CyrusOne Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	September 30, 2020	December 31, 2019
Assets
Investment in real estate:
Land	$181.2	$147.6
Buildings and improvements	1,918.4	1,761.4
Equipment	3,341.7	3,028.2
Gross operating real estate	5,441.3	4,937.2
Less accumulated depreciation	(1,663.4)	(1,379.2)
Net operating real estate	3,777.9	3,558.0
Construction in progress, including land under development	1,085.9	946.3
Land held for future development	264.4	206.0
Total investment in real estate, net	5,128.2	4,710.3
Cash and cash equivalents	156.5	76.4
Rent and other receivables (net of allowance for doubtful accounts of $2.0 and $1.8 as of September 30, 2020 and December 31, 2019, respectively)	306.9	291.9
Restricted cash	1.4	1.3
Operating lease right-of-use assets, net	206.9	161.9
Equity investments	178.1	135.1
Goodwill	455.1	455.1
Intangible assets (net of accumulated amortization of $237.1 and $207.5 as of September 30, 2020 and December 31, 2019, respectively)	166.4	196.1
Other assets	112.8	113.9
Total assets	$6,712.3	$6,142.0
Liabilities and equity
Debt	$3,197.8	$2,886.6
Finance lease liabilities	29.2	31.8
Operating lease liabilities	244.3	195.8
Construction costs payable	168.2	176.3
Accounts payable and accrued expenses	145.3	122.7
Dividends payable	63.1	58.6
Deferred revenue and prepaid rents	166.8	163.7
Deferred tax liability	55.4	60.5
Other liabilities	37.8	11.4
Total liabilities	4,107.9	3,707.4
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized and 120,422,556 and 114,808,898 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1.2	1.1
Additional paid in capital	3,532.9	3,202.0
Accumulated deficit	(923.9)	(767.3)
Accumulated other comprehensive loss	(5.8)	(1.2)
Total stockholders’ equity	2,604.4	2,434.6
Total liabilities and equity	$6,712.3	$6,142.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$262.8	$250.9	$765.1	$727.4
Operating expenses:
Property operating expenses	109.7	103.0	301.3	289.6
Sales and marketing	4.5	5.1	13.0	15.7
General and administrative	29.7	19.8	76.9	61.6
Depreciation and amortization	113.1	105.4	330.9	309.6
Transaction, acquisition, integration and other related expenses	1.6	4.4	2.1	6.2
Impairment losses	8.8	0.7	11.2	0.7
Total operating expenses	267.4	238.4	735.4	683.4
Operating (loss) income	(4.6)	12.5	29.7	44.0
Interest expense, net	(13.3)	(19.6)	(43.2)	(64.4)
Gain on marketable equity investment	4.7	12.4	69.8	105.1
Loss on early extinguishment of debt	(3.1)	—	(6.5)	—
Foreign currency and derivative (losses) gains, net	(22.9)	5.5	(31.7)	5.5
Other expense	—	(0.2)	—	(0.3)
Net (loss) income before income taxes	(39.2)	10.6	18.1	89.9
Income tax benefit	1.9	2.0	4.3	3.6
Net (loss) income	$(37.3)	$12.6	$22.4	$93.5
Weighted average number of common shares outstanding - basic	118.7	113.1	116.3	111.5
Weighted average number of common shares outstanding - diluted	118.7	113.5	116.7	111.9
(Loss) income per share - basic	$(0.32)	$0.11	$0.19	$0.83
(Loss) income per share - diluted	$(0.32)	$0.11	$0.19	$0.83

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(37.3)	$12.6	$22.4	$93.5
Other comprehensive income (loss):
Foreign currency translation adjustment	36.8	(21.5)	26.9	(23.3)
Net (loss) gain on cash flow hedging instruments	(20.9)	15.5	(31.5)	14.6
Comprehensive (loss) income	$(21.4)	$6.6	$17.8	$84.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(unaudited)

	Stockholders' Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance as of January 1, 2019	108.3	$1.1	$2,837.4	$(600.2)	$(12.3)	$2,226.0
Adoption of accounting standards:
Impact of adoption of ASU 2016-02 related to leases	—	—	—	9.5	—	9.5
Net income	—	—	—	89.4	—	89.4
Issuance of common stock, net	2.0	—	105.0	—	—	105.0
Stock-based compensation expense	—	—	4.5	—	—	4.5
Tax payment upon exercise of equity awards	—	—	(8.7)	—	—	(8.7)
Foreign currency translation adjustment	—	—	—	—	0.6	0.6
Net gain on cash flow hedging instruments	—	—	—	—	2.7	2.7
Dividends declared, $0.46 per share	—	—	—	(50.9)	—	(50.9)
Balance as of March 31, 2019	110.3	$1.1	$2,938.2	$(552.2)	$(9.0)	$2,378.1
Net loss	—	—	—	(8.5)	—	(8.5)
Issuance of common stock, net	2.9	—	147.6	—	—	147.6
Other	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	3.7	—	—	3.7
Tax payment upon exercise of equity awards	—	—	(0.1)	—	—	(0.1)
Foreign currency translation adjustment	—	—	—	—	(2.4)	(2.4)
Net loss on cash flow hedging instruments	—	—	—	—	(3.6)	(3.6)
Dividends declared, $0.46 per share	—	—	—	(52.3)	—	(52.3)
Balance as of June 30, 2019	113.2	$1.1	$3,089.5	$(613.0)	$(15.0)	$2,462.6
Net income	—	—	—	12.6	—	12.6
Issuance of common stock, net	—	—	0.7	—	—	0.7
Stock-based compensation expense	—	—	4.2	—	—	4.2
Tax payment upon exercise of equity awards	—	—	(0.2)	—	—	(0.2)
Foreign currency translation adjustment	—	—	—	—	(21.5)	(21.5)
Net gain on cash flow hedging instruments	—	—	—	—	15.5	15.5
Dividends declared, $0.50 per share	—	—	—	(57.0)	—	(57.0)
Balance as of September 30, 2019	113.2	$1.1	$3,094.2	$(657.4)	$(21.0)	$2,416.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(unaudited)

	Stockholders' Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance as of January 1, 2020	114.8	$1.1	$3,202.0	$(767.3)	$(1.2)	$2,434.6
Net income	—	—	—	14.7	—	14.7
Issuance of common stock, net	0.2	0.1	0.5	—	—	0.6
Stock-based compensation expense	—	—	3.7	—	—	3.7
Tax payment upon exercise of equity awards	—	—	(6.3)	—	—	(6.3)
Foreign currency translation adjustment	—	—	—	—	(24.0)	(24.0)
Net loss on cash flow hedging instruments	—	—	—	—	(1.1)	(1.1)
Dividends declared, $0.50 per share	—	—	—	(58.4)	—	(58.4)
Balance as of March 31, 2020	115.0	$1.2	$3,199.9	$(811.0)	$(26.3)	$2,363.8
Net income	—	—	—	45.0	—	45.0
Issuance of common stock, net	1.9	—	102.8	—	—	102.8
Stock-based compensation expense	—	—	3.3	—	—	3.3
Tax payment upon exercise of equity awards	—	—	(0.1)	—	—	(0.1)
Foreign currency translation adjustment	—	—	—	—	14.1	14.1
Net loss on cash flow hedging instruments	—	—	—	—	(9.5)	(9.5)
Dividends declared, $0.50 per share	—	—	—	(58.7)	—	(58.7)
Balance at June 30, 2020	116.9	$1.2	$3,305.9	$(824.7)	$(21.7)	$2,460.7
Net loss	—	—	—	(37.3)	—	(37.3)
Issuance of common stock, net	3.5	—	222.5	—	—	222.5
Stock-based compensation expense	—	—	6.7	—	—	6.7
Tax payment upon exercise of equity awards	—	—	(2.2)	—	—	(2.2)
Foreign currency translation adjustment	—	—	—	—	36.8	36.8
Net loss on cash flow hedging instruments	—	—	—	—	(20.9)	(20.9)
Dividends declared, $0.51 per share	—	—	—	(61.9)	—	(61.9)
Balance at September 30, 2020	120.4	$1.2	$3,532.9	$(923.9)	$(5.8)	$2,604.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$22.4	$93.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	330.9	309.6
Provision for bad debt expense	0.3	(0.2)
Gain on marketable equity investment	(69.8)	(105.1)
Foreign currency and derivative losses (gains), net	31.7	(5.5)
Proceeds from swap terminations	2.9	—
(Gain) loss on asset disposals	(0.1)	0.2
Impairment losses	11.2	0.7
Loss on early extinguishment of debt	6.5	—
Interest expense amortization, net	5.2	3.5
Stock-based compensation expense	13.7	12.4
Deferred income tax benefit	(7.1)	(6.4)
Operating lease cost	15.0	14.6
Other income	0.6	—
Change in operating assets and liabilities:
Rent and other receivables, net and other assets	(29.1)	(51.5)
Accounts payable and accrued expenses	22.0	11.8
Deferred revenue and prepaid rents	2.3	16.1
Operating lease liabilities	(16.7)	(16.7)
Net cash provided by operating activities	341.9	277.0
Cash flows from investing activities:
Investments in real estate	(692.2)	(727.3)
Proceeds from sale of equity investments	31.8	199.8
Equity investments	(6.5)	(0.3)
Proceeds from the sale of real estate assets	0.3	0.9
Net cash used in investing activities	(666.6)	(526.9)
Cash flows from financing activities:
Issuance of common stock, net	325.9	253.3
Dividends paid	(174.7)	(153.5)
Payment of deferred financing costs	(15.1)	—
Proceeds from revolving credit facility	595.5	534.3
Repayments of revolving credit facility	(966.7)	(183.2)
Proceeds from Euro bond	561.2	—
Proceeds from unsecured term loan	1,100.0	—
Repayments of unsecured term loan	(1,400.0)	(200.0)
Proceeds from issuance of senior notes	395.2	—
Payments on finance lease liabilities	(2.0)	(2.1)
Tax payment upon exercise of equity awards	(8.6)	(9.0)
Net cash provided by financing activities	410.7	239.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.8)	(1.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	80.2	(11.4)
Cash, cash equivalents and restricted cash at beginning of period	77.7	64.4
Cash, cash equivalents and restricted cash at end of period	$157.9	$53.0
Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized of $17.0 million and $26.2 million in 2020 and 2019, respectively	$36.3	$109.0
Cash paid for income taxes	3.2	3.0
Non-cash investing and financing activities:
Construction costs payable	168.2	131.2
Dividends payable	63.1	57.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

1. Description of Business

CyrusOne Inc., together with CyrusOne GP (the "General Partner"), a wholly-owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. wholly owns CyrusOne LP (the "Operating Partnership") and the subsidiaries of the Operating Partnership (collectively, "CyrusOne", "we", "us", "our", and the "Company") is an owner, operator and developer of enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. As of September 30, 2020, all of the issued and outstanding Operating Partnership units of CyrusOne LP are owned, directly or indirectly, by the Company. Our customers operate in a number of industries, including information technology, financial services, energy, oil and gas, mining, medical, research and consulting services, and consumer goods and services. We currently operate 53 data centers, including two recovery centers, located in the United States, United Kingdom, Germany and Singapore.
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
Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our condensed consolidated financial statements as of September 30, 2020 and December 31, 2019, and for the three and nine months ended September 30, 2020 and 2019. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2019. All amounts reflected are in millions except share and per share data.

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
Impairment Losses

When events or circumstances indicate that the carrying amount of a real estate investment may not be recoverable, we review the carrying value of the asset. When such impairment indicators exist, we review an estimate of the undiscounted future cash flows expected to result from the use of the real estate investment and proceeds from its eventual disposition and compare such amount to the carrying amount of the real estate investment. If our undiscounted cash flows indicate that we are unable to recover the carrying value of the real estate investment, an impairment loss is recognized. An impairment loss is measured as the amount by which the real estate investment's carrying value exceeds its estimated fair value. For the three and nine months ended September 30, 2020, we recognized an impairment loss of $8.8 million and $11.2 million, respectively, which includes an $8.8 million impairment loss in both periods based on our estimate of the decrease in the fair value of the equipment held for use in inventory at our U.S. data centers and a $2.4 million impairment loss in the nine months ended September 30, 2020 based on the estimated fair value for our investment in land held in Atlanta for future development as the Company entered into a non-binding contract to sell this land to a third-party. We recorded an impairment loss of $0.7 million for the three and nine months ended September 30, 2019, respectively, on our South Bend - Monroe facility, which was being actively marketed for sale. These fair values were based on unobservable inputs and the determination of fair value of real estate assets to be held for use is derived using the discounted cash flow method and involves a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate fair value. Such assumptions are Level 3 inputs and include, but are not limited to, projected vacancy rates, rental rates, property operating expenses and required capital expenditures. These factors require management's judgment of factors such as market knowledge, historical experience, lease terms, tenant financial strength, economy, demographics, environment, property location, age, physical condition and expected return requirements, among other things. The aforementioned factors are taken as a whole by management in the determination of fair value. See Fair Value Measurements below for further information on fair value.
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
Contract assets were $0.2 million as of September 30, 2020 and were not material as of December 31, 2019. Contract liabilities were not material as of both September 30, 2020 and December 31, 2019.
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

4. Revenue Recognition

Lease Revenue
Lease revenue primarily consists of colocation rent and metered power reimbursements from the lease of our data centers. Colocation leases may include all or portions of a data center, where customers may also lease office space to support their colocation operations. Revenue is primarily based on power usage as well as square footage. Customer lease arrangements customarily contain provisions that allow for renewal or continuation on a month-to-month arrangement, and certain leases contain early termination rights. We do not include any of these extension or termination options in a customer’s lease term for lease classification purposes or for recognizing lease revenue unless we are reasonably certain the customer will exercise these extension or termination options at lease commencement. At lease commencement, early termination is generally not deemed probable due to the significant economic penalty incurred by the lessee to exercise its early termination right and to relocate their equipment installed in our facilities. Generally, our customer lease arrangements do not provide any option to purchase and are classified as operating leases. We have substantial revenue primarily related to lease revenue from one customer that represents approximately 19% and 22% of our total revenue for the nine months ended September 30, 2020 and 2019, respectively.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

At September 30, 2020, the future minimum lease payments to be received under non-cancellable operating leases, excluding month-to-month arrangements and metered power reimbursements are shown below (in millions):

As of September 30, 2020	Minimum Lease Payments
2020	$198.9
2021	721.9
2022	614.5
2023	493.7
2024	377.7
2025	307.8
Thereafter	837.3
Total	$3,551.8

At September 30, 2019, the future minimum lease payments to be received under non-cancellable operating leases, excluding month-to-month arrangements and metered power reimbursements are shown below (in millions):

As of September 30, 2019	Minimum Lease Payments
2019	$188.2
2020	708.0
2021	603.2
2022	508.8
2023	413.5
2024	319.3
Thereafter	957.4
Total	$3,698.4

Revenue from Contracts with Customers
Revenue from equipment sales and the installation of customer equipment is recognized at a point-in-time. Title to such assets are transferred to the customer, and the benefits of the installation service are typically consumed at the completion of the service.
Disaggregation of Revenue

For the three and nine months ended September 30, 2020 and 2019, lease revenue disaggregated by primary revenue stream is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease revenue	2020	2019	2020	2019
Colocation (Minimum lease payments)	$212.5	$202.4	$624.0	$588.2
Metered power reimbursements (Variable lease payments)	44.6	41.1	116.5	101.3
Total lease revenue	$257.1	$243.5	$740.5	$689.5

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

For the three and nine months ended September 30, 2020 and 2019, revenue from contracts with customers disaggregated by primary revenue stream is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue from contracts with customers	2020	2019	2020	2019
Equipment sales and services	$0.6	$2.4	$10.0	$23.4
Other revenue	5.1	5.0	14.6	14.5
Total revenue from contracts with customers	$5.7	$7.4	$24.6	$37.9

Other revenue related to contracts with customers in the table above includes managed services and other services revenue of $4.0 million and $11.9 million for the three and nine months ended September 30, 2020, respectively, and $4.1 million and $11.8 million for the three and nine months ended September 30, 2019, respectively.

Total revenues from contracts with customers generated from operations outside of the United States were $0.2 million and $4.4 million for the three and nine months ended September 30, 2020, respectively, and were insignificant for the three and nine months ended September 30, 2019, respectively.

Accounts receivable associated with revenue from contracts with customers were $3.0 million and $6.4 million as of September 30, 2020 and December 31, 2019, respectively.

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

We operate five data center facilities and have a data center under development subject to finance leases. The remaining terms of our data center finance leases range from one to 20 years with options to extend the initial lease term on all but one lease. As a result of electing the package of practical expedients, data center finance leases are included in Buildings and improvements, Equipment and Finance lease liabilities in our Condensed Consolidated Balance Sheets consistent with the presentation under ASC 840 in the prior year. In addition, we lease 13 data centers and 4 offices supporting our sales and corporate activities under operating lease agreements. Our operating leases have remaining lease terms ranging from less than one year to 24 years and one ground lease in Houston has a lease term that expires in 2066.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

The components of lease expense are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$5.1	$5.0	$15.0	$14.6
Finance lease cost:
Amortization of assets	0.7	0.4	1.5	1.5
Interest on lease liabilities	0.4	0.4	1.1	1.3
Total net lease cost	$6.2	$5.8	$17.6	$17.4

Supplemental balance sheet information related to leases is as follows (in millions, except lease term and discount rate):

	September 30, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets	$206.9	$161.9
Operating lease liabilities	$244.3	$195.8
Finance leases:
Property and equipment, at cost	$33.0	$34.9
Accumulated amortization	(6.4)	(5.0)
Property and equipment, net	$26.6	$29.9
Finance lease liabilities	$29.2	$31.8

Weighted average remaining lease term (in years):
Operating leases	14.4	15.8
Finance leases(a)	18.1	18.1

Weighted average discount rate:
Operating leases	3.8%	3.9%
Finance leases(a)	4.8%	4.9%
(a) Excludes a 999-year ground lease in Dublin, The Republic of Ireland entered into during the third quarter of 2019. The Dublin finance lease was capitalized as land and included in Construction in progress, including land under development on the consolidated balance sheets.

Supplemental cash flow and other information related to leases is as follows (in millions):

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16.7	$16.7
Operating cash flows from finance leases	1.1	1.3
Financing cash flows from finance leases	2.0	2.1

Non-cash right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$56.9	$101.4
Finance leases	—	0.8

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Maturities of lease liabilities were as follows as of September 30, 2020 (in millions):

	Operating Leases	Finance Leases
2020	$6.3	$1.8
2021	25.7	4.0
2022	27.2	2.9
2023	23.4	1.8
2024	19.0	1.5
2025	17.3	1.6
Thereafter	213.6	28.8
Total lease payments	$332.5	$42.4
Less: Imputed interest	(88.2)	(13.2)
Total lease obligations	$244.3	$29.2

Maturities of lease liabilities were as follows as of December 31, 2019 (in millions):

	Operating Leases	Finance Leases
2020	$22.4	$5.0
2021	21.0	4.1
2022	22.4	2.9
2023	18.5	1.9
2024	13.9	1.4
Thereafter	165.4	31.1
Total lease payments	$263.6	$46.4
Less: Imputed interest	(67.8)	(14.6)
Total lease obligations	$195.8	$31.8

6. Investment in Real Estate

Land for future development

During the nine months ended September 30, 2020, the Company purchased land for future development in Frankfurt, Germany and London, United Kingdom totaling 35 acres for $58.7 million. During the nine months ended September 30, 2019, the Company purchased land for future development in San Antonio, Texas; Santa Clara, California; and Dublin, Ireland totaling approximately 54 acres for $51.8 million.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Real Estate Investments and Intangible Assets and Related Depreciation and Amortization

As of September 30, 2020 and December 31, 2019, major components of our real estate investments and intangibles and related accumulated depreciation and amortization are as follows (in millions):

As of:	September 30, 2020			December 31, 2019
	Cost	Accumulated Depreciation and Amortization	Net book value	Cost	Accumulated Depreciation and Amortization	Net book value
Investment in real estate
Building and improvements	$1,918.4	$(613.6)	$1,304.8	$1,761.4	$(545.1)	$1,216.3
Equipment	3,341.7	(1,049.8)	2,291.9	3,028.2	(834.1)	2,194.1

Intangible assets
Customer relationships	$247.1	$(160.1)	$87.0	$247.1	$(151.1)	$96.0
In-place leases	137.0	(66.0)	71.0	137.1	(46.7)	90.4
Other contractual	19.4	(11.0)	8.4	19.4	(9.7)	9.7
Total intangible assets	$403.5	$(237.1)	$166.4	$403.6	$(207.5)	$196.1

Depreciation and amortization are calculated using the straight-line method over the useful lives of the assets. The typical life of owned assets are as follows:

Buildings	30 years
Building improvements	30 years
Equipment	20 years

Leased real estate and leasehold improvements are depreciated over the shorter of the asset's useful life or the remaining lease term. Depreciation expense was $99.7 million and $291.2 million for the three and nine months ended September 30, 2020, respectively, and $92.1 million and $269.9 million for the three and nine months ended September 30, 2019, respectively.

Other contract intangible assets include tradenames, favorable leasehold interests and above market leases. Amortization expense related to intangibles was $13.4 million and $39.7 million for the three and nine months ended September 30, 2020, respectively, and $13.3 million and $39.7 million for the three and nine months ended September 30, 2019, respectively.

7. Equity Investments

The Company has the following equity investments where it has a noncontrolling interest in the investees (in millions).

		Equity Investments as of:
Investees	Equity Method	September 30, 2020	December 31, 2019
GDS, Class A share equivalent	Fair value	$155.2	$118.7
ODATA investments	Cost method	22.9	16.4
Equity investments		$178.1	$135.1

The Company has an equity investment in GDS, a developer and operator of high-performance, large-scale data centers in China. As of September 30, 2020, the American Depositary Share ("ADS") Class A ordinary share equivalent was $81.83 per ADS based on its closing price. We account for our equity investment in GDS using the fair value method. For the nine months ended September 30, 2020 and 2019, we sold approximately 405,000 and 5.7 million GDS ADSs for a total sales price of approximately $33.3 million and $200.0 million, respectively. We continue to hold approximately 1.9 million GDS ADSs, with a total fair value of $155.2 million as of September 30, 2020.

We recognized gains on GDS ADSs of $4.7 million and $69.8 million for the three and nine months ended September 30, 2020, respectively, and gains of $12.4 million and $105.1 million for the three and nine months ended September 30, 2019, respectively.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

The Company recognized Gains (losses) on marketable equity investment in GDS ADSs held and sold as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
IN MILLIONS	2020	2019	2020	2019
Net gain on marketable equity investments	$4.7	$12.4	$69.8	$105.1
Less: Net gain recognized on marketable equity investments sold	0.6	—	12.4	66.9
Unrealized gain on marketable equity investments held	$4.1	$12.4	$57.4	$38.2

As of September 30, 2020 and December 31, 2019, the Company had a total investment of $22.9 million and $16.4 million, respectively, in four unconsolidated ventures in Brazil, Chile, Colombia and Mexico, with ODATA, a Brazilian headquartered company, specializing in providing colocation services to customers across multiple industries. In evaluating the appropriate accounting method for its ventures with ODATA, we considered our voting interests and ability to exercise significant influence over the operating and financial policies of each venture and concluded that the Company does not exercise significant influence and our investments are accounted for using the cost method.

8. Other Assets

As of September 30, 2020 and December 31, 2019, the components of Other assets are as follows (in millions):

	September 30, 2020	December 31, 2019
Deferred leasing and other contract costs	$58.7	$53.2
Prepaid expenses	20.6	22.1
Non-real estate assets, net	14.5	16.3
Derivative assets	—	3.5
Other assets	19.0	18.8
Total	$112.8	$113.9

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

9. Debt
As of September 30, 2020 and December 31, 2019, the components of Debt are as follows (unless otherwise noted, interest rate and maturity date information are as of September 30, 2020) (in millions):

	September 30, 2020	December 31, 2019	Interest Rate	Maturity Date
Amended Credit Agreement:
Revolving Credit Facility:				March 2024(b)
EUR Revolver	$140.7	$—	Monthly LIBOR + 1.00%
GBP Revolver(a)	109.4	—	Monthly LIBOR + 1.00%
2023 Term Loan Facility(c)	100.0	—	Monthly LIBOR + 1.20%	March 2023
2025 Term Loan Facility	700.0	—	Monthly LIBOR + 1.20%	March 2025
$3.0 Billion Credit Facility:
$1.7 Billion Revolving Credit Facility:				March 2022
US Revolver	—	555.0	Monthly LIBOR + 1.20%
EUR Revolver	—	33.6	Monthly EURIBOR + 1.20%
GBP Revolver	—	26.4	Monthly LIBOR + 1.20%
2023 Term Loan	—	800.0	Monthly LIBOR + 1.35%	March 2023
2025 Term Loan	—	300.0	Monthly LIBOR + 1.65%	March 2025
2024 Notes, including bond discount of $0.7 million	599.3	599.2	2.900%	November 2024
2029 Notes, including bond discount of $1.6 million	598.4	598.2	3.450%	November 2029
2027 Notes, including bond discount of $0.7 million(d)	585.5	—	1.450%	January 2027
2030 Notes, including bond discount of $4.8 million	395.2	—	2.150%	November 2030
Deferred financing costs	(30.7)	(25.8)	—	—
Total	$3,197.8	$2,886.6
(a) - Monthly USD LIBOR and GBP LIBOR as of September 30, 2020 was 0.15% and 0.05%, respectively.
(b) - The Company has an option to exercise a one-year extension option, subject to certain conditions.
(c) - The Company has an option to exercise two 1-year extension options, subject to certain conditions.
(d) - The 2027 Notes represent €495.3 million, including bond discount of €0.6 million of Euro bonds.

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
Prior to obtaining an investment grade rating in September 2019 and shifting to a ratings-based pricing grid under the $1.7 Billion Revolving Credit Facility, we paid commitment fees for the unused amount of borrowings on the $1.7 Billion Revolving Credit Facility and fees on any outstanding letters of credit equal to 0.25% per annum of the actual daily amount by which the aggregate revolving commitments exceeded the sum of outstanding revolving loans and letter of credit obligations. Following the shift to a ratings-based pricing grid, we pay a facility fee calculated based on the aggregate revolving commitments. The facility fee rate varies based on ratings-based pricing levels, and is currently equal to 0.25% per annum of the aggregate revolving commitments. The facility fee or commitment fee, as applicable, was $0.6 million and $2.4 million for the three and nine months ended September 30, 2020, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2019, respectively.
As of September 30, 2020, we had $100.0 million, $700.0 million and $250.1 million outstanding under the 2023 Term Loan Facility, the 2025 Term Loan Facility and the Revolving Credit Facility, respectively, and additional borrowing capacity under the Amended Credit Agreement was approximately $1.1 billion, net of $10.8 million of outstanding letters of credit.
Senior notes
Euro bonds
On January 22, 2020, the Operating Partnership and CyrusOne Finance Corp., a single-purpose finance subsidiary, both wholly-owned subsidiaries of the Company (together, the "Issuers"), completed a public offering of €500.0 million aggregate principal amount of 1.450% senior notes due January 2027 (the “2027 Notes”). The Company received proceeds of €495.3 million, net of discount, underwriting costs and other deferred financing costs. The Company used the proceeds to repay floating rate Euro denominated obligations and fund continued development in Europe.
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
US bonds

On September 21, 2020, the Issuers completed a public offering of $400.0 million aggregate principal amount of 2.150% senior notes due November 2030 (the "2030 Notes"). The Company received proceeds of $392.6 million, net of discount, underwriting costs and other deferred financing costs. The Company used the proceeds to repay $300.0 million of the outstanding indebtedness under the Operating Partnership's 2023 Term Loan Facility, to repay the then outstanding balance of $20.0 million on the US Revolver balance under the Revolving Credit Facility and the remainder for general corporate purposes. In connection with the repayment of outstanding indebtedness of the senior unsecured term loans due March 2023, the Company recognized a loss on early extinguishment of debt of $3.1 million.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

On December 5, 2019, the Issuers completed a public offering of $600.0 million aggregate principal amount of 2.900% senior notes due November 2024 (the "2024 Notes") and $600.0 million aggregate principal amount of 3.450% senior notes due November 2029 (the “2029 Notes”). The Company received proceeds of $1,197.4 million, net of discounts, underwriting costs and other deferred financing costs. The Company used the proceeds to finance the repurchase of all of its 5.000% senior notes due 2024 (the “Old 2024 Notes”) and all of its 5.375% senior notes due 2027 (the “Old 2027 Notes” and together with the Old 2024 Notes, the "Existing Notes"), including the payment of consent payments, for the redemption and discharge of Existing Notes that remained outstanding after the completion of the tender offers and consent solicitations, for the payment of related premiums, fees, discounts and expenses and for general corporate purposes. In connection with the repurchase of the Existing Notes, the Company recognized a loss on early extinguishment of debt of $71.8 million.

The 2024 Notes, 2029 Notes and 2030 Notes are senior unsecured obligations of the Issuers guaranteed by CyrusOne Inc., which rank equally in right of payment with all existing and future unsecured senior indebtedness of the Issuers. The 2024 Notes, 2029 Notes and 2030 Notes are effectively subordinated in right of payment to any future secured indebtedness of the Issuers, if any, to the extent of the value of the assets securing such indebtedness. The 2024 Notes, 2029 Notes and 2030 Notes may be redeemed at our option prior to their scheduled maturity dates at the prices and premiums and on the terms set forth in the respective indentures governing the notes.
Financial debt covenants
Our debt agreements contain customary provisions with respect to events of default, affirmative and negative covenants and borrowing conditions. The most restrictive covenants are generally included in the Amended Credit Agreement. The Amended Credit Agreement requires us to maintain certain financial covenants including the following, in each case on a consolidated basis, a minimum fixed charge ratio, maximum total and secured leverage ratios, maximum net operating income to debt service ratio and a maximum ratio of unsecured indebtedness to unencumbered asset value. In order to continue to have access to amounts available under the Amended Credit Agreement, the Company must remain in compliance with all of that agreement's covenants. As of September 30, 2020, we are in compliance with the financial covenants of our debt agreements.

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
The fair value of Cash and cash equivalents, Rent and other receivables, Construction costs payable, Dividends payable and Accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these financial instruments. The carrying value, exclusive of deferred financing costs, for the revolving credit facilities and the floating rate term loans approximate estimated fair value as of September 30, 2020 and December 31, 2019, due to the floating rate nature of the interest rates and the stability of our credit ratings.
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

The carrying value and fair value of other financial instruments are as follows (in millions):

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt:
Variable Rate Debt:
Revolving Credit Facility	$250.1	$250.1	$615.0	$615.0
2023 Term Loan Facility	100.0	100.0	—	—
2025 Term Loan Facility	700.0	700.0	—	—
Fixed Rate Debt:
2024 Notes - 2.900%(1)	599.3	638.3	599.2	602.1
2029 Notes - 3.450%(1)	598.4	652.2	598.2	603.1
2027 Notes - 1.450%(1)	585.5	556.7	—	—
2030 Notes - 2.150%(1)	395.2	391.3	—	—
Derivative Contracts:
Cross Currency Swaps Liability(2)	—	29.9	—	11.4
Interest Rate Swap Liability(2)	—	7.9	—	—
Interest Rate Swap Asset(2)	—	—	—	3.5
Equity Investments carried at Fair Value:
GDS equity investment(3)	155.2	155.2	118.7	118.7
(1) - The fair value of notes are based on quoted market prices for these notes, which is considered Level 1 of the fair value hierarchy.
(2) - The fair values of our cross currency and interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows based on an expectation of future interest rates derived from Level 2 observable market interest rate curves.
(3) - The fair value is based on quoted market prices for the GDS ADSs, which is considered Level 1 of the fair value hierarchy.

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

For derivatives designated as "cash flow" hedges, the change in the fair value of the derivative is initially reported in Other comprehensive income ("OCI") in our Condensed Consolidated Statements of Comprehensive Income (Loss) and subsequently reclassified into Gain (loss) when the hedged transaction affects earnings, or the hedging relationship is no longer highly effective. We assess the effectiveness of each hedging relationship whenever financial statements are issued, or earnings are reported and at least every three months. We also use derivatives, such as foreign currency swaps, that are not designated as hedges to manage foreign currency exchange rate risks. The changes in fair values of these derivatives that were not designated or did not qualify as hedging instruments are immediately, recognized in earnings within the line item Foreign currency and derivative (losses) gains, net in the Condensed Consolidated Statements of Operations.

The following table summarizes the Company's derivative positions as of September 30, 2020 and December 31, 2019, (in millions):

				September 30, 2020		December 31, 2019
	Maturity Date	Notional Amount	Hedged Risk	Asset	Liability	Asset	Liability
Designated derivatives
Cross Currency Swaps
EUR - USD	3/29/2023	$250.0	Net investment hedge	$—	$14.9	$—	$3.8
EUR - USD	3/29/2023	250.0	Net investment hedge	—	15.0	—	3.9
EUR - USD	01/15/2020	155.9	Net investment hedge	—	—	—	1.4

Interest Rate Swaps
USD Libor	3/29/2023	300.0	Interest rate hedge - Float to fixed	—	7.9	3.5	—

Undesignated derivatives
Cross Currency Swaps
EUR - USD	01/15/2020	265.3	Foreign currency exchange	—	—	—	2.1
EUR - USD	01/15/2020	25.6	Foreign currency exchange	—	—	—	0.2
Total		$1,246.8		$—	$37.8	$3.5	$11.4

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

As of September 30, 2020, the Company has two cross-currency EUR/USD contracts to sell $500.0 million and purchase €450.7 million maturing in March 2023 representing a fair value liability of $29.9 million reported in Other liabilities. As of December 31, 2019, our cross-currency swaps were a fair value liability of $11.4 million reported in Other liabilities.

For the three and nine months ended September 30, 2020 the cross-currency swaps were designated as net investment hedges and losses of $21.8 million and $20.1 million were recognized during this period due to the change in fair value and were recognized in OCI. The Company recognized gains on undesignated cross-currency contracts of $4.5 million for the nine months ended September 30, 2020, which are recognized in Foreign currency and derivative (losses) gains, net in the Condensed Consolidated Statements of Operations. The Company recognized gains on undesignated cross-currency contracts of $5.8 million for the three and nine months ended September 30, 2019.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Interest Rate Swaps

On September 3, 2019, the Company entered into a floating-fixed interest rate swap agreement to convert $300.0 million of variable interest rate debt of the 2023 Term Loan Facility to 1.19% fixed rate debt to hedge the risk of changes in cash flows attributable to USD-LIBOR interest payments. On September 21, 2020, the Company paid down $300.0 million of term loans under the 2023 Term Loan Facility. The $300.0 million floating-fixed interest rate swap remains in place and continues to provide an effective hedge of the risk of changes in cash flows attributable to USD-LIBOR term loans through March 2023. For the three and nine months ended September 30, 2020, the Company recognized a gain of $0.9 million and a loss of $11.4 million, respectively, related to the changes in fair value of the interest rate swap which were recognized in OCI. As of September 30, 2020, interest rate swaps were a liability of $7.9 million reported in Other liabilities. As of December 31, 2019, interest rate swaps were an asset of $3.5 million reported in Other assets.

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

The following table presents the effect of our derivative financial instruments on our accompanying condensed consolidated financial statements (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Derivatives in Cash Flow Hedging Relationships
Cross-Currency and Interest Rate Swaps:
Amount of gain (loss) recognized in OCI for derivatives	$(20.9)	$15.5	$(31.5)	$14.6
Amount of gain (loss) reclassified from accumulated OCI for derivatives	$(0.8)	$0.2	$(0.9)	$0.2

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

During the nine months ended September 30, 2020, the Company settled forward agreements totaling 5.0 million common shares at an average price of $63.61 for proceeds of $315.6 million, net of expenses. During the nine months ended September 30, 2019, the Company sold 4.9 million common shares at an average price of $52.22 for proceeds of $252.2 million, net of expenses. At September 30, 2020, the Company had approximately 120.4 million shares of common stock outstanding. As of September 30, 2020, there was approximately $227.6 million under the 2020 ATM Stock Offering Program available for future offerings.

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

During the nine months ended September 30, 2020, CyrusOne Inc. entered into forward equity sale agreements with financial institutions acting as forward purchasers under the New 2018 ATM Stock Offering Program and the 2020 ATM Stock Offering Program, as applicable, with respect to approximately 9.1 million shares of its common stock at a weighted average price of $69.19 per share, net of expenses. The Company received proceeds of $219.1 million from the sale of 3.4 million of its common shares by the forward purchasers in respect of forward equity sale agreements entered during the nine months ended September 30, 2020. The Company currently expects to fully physically settle the remaining forward equity sale agreements by September 2021 and receive cash proceeds upon one or more settlement dates at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreements, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreements multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the terms of the agreements.
The following table represents a summary of forward sale of equity of our common stock for the nine-month period ended September 30, 2020 (in millions):

Offering Program	Forward Shares Sold/(Settled)	Net Proceeds Received	Remaining Proceeds Available(1)
Total as of December 31, 2019	1.6	$—	$96.5
March 9, 2020 Forward Offering - Sales	2.0	—	121.2
May 13, 2020 Forward Offering - Sales	1.4	—	97.9
May 26, 2020 Forward Offering - Sales	1.4	—	97.1
May 29, 2020 Forward Offering - Sales	1.4	—	97.2
November 29, 2019 Forward Offering settlement	(1.6)	96.5	(96.5)
March 9, 2020 Forward Offering settlement	(2.0)	121.2	(121.2)
May 13, 2020 Forward Offering settlement	(1.4)	97.9	(97.9)
September 15, 2020 Forward Offering - Sales	1.4	—	103.1
September 30, 2020 Forward Offering - Sales	1.6	—	115.6
Total as of September 30, 2020	5.8	$315.6	$413.0

(1) As of September 30, 2020, the total estimated proceeds, net of adjustments for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends adjustments is $413.0 million subject to further adjustment when the forward offerings are settled as described above.

Dividends

During the nine months ended September 30, 2020 and 2019, regular dividends were paid to our stockholders of $1.51 and $1.42 per common share, respectively, totaling $174.7 million and $153.5 million, respectively. On October 28, 2020, the Company announced a cash dividend of $0.51 per common share payable on January 8, 2021, to stockholders of record at the close of business on January 4, 2021.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

12. Stock-Based Compensation
Stock Plans

The board of directors of CyrusOne Inc. adopted the 2012 Long-Term Incentive Plan ("LTIP"), prior to the IPO, which was amended and restated on May 2, 2016 and February 18, 2019. The LTIP is administered by the compensation committee of the board of directors. Awards issuable under the LTIP include common stock, restricted stock, restricted stock units, stock options and other incentive awards. CyrusOne Inc. has reserved a total of 8.9 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. The related stock compensation expense incurred by CyrusOne Inc. is allocated to the operating partnership. Shares available under the LTIP as of September 30, 2020 were approximately 4.3 million. Shares vest according to each agreement and as long as the employee remains employed with the Company. The Company has granted awards with time-based vesting, performance-based vesting and market-based vesting features.

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

Total stock-based compensation expense was $6.7 million and $13.7 million for the three and nine months ended September 30, 2020, respectively, and $4.3 million and $12.4 million for the three and nine months ended September 30, 2019, respectively.

The following tables summarize the unvested restricted stock units, restricted stock and stock options activity and the weighted average fair value of these shares at the date of grant for the nine months ended September 30, 2020 and 2019 (performance-based awards are reflected at the target amount of the grant):

Restricted Stock Units ("RSU")

	2020		2019
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	646,619	$55.80	511,409	$56.23
Granted	220,176	97.49	397,631	48.70
TSR and other adjustments(a)	164,071	91.32	—	—
Exercised	(371,186)	81.23	(135,619)	46.09
Forfeited	(155,466)	58.68	(77,763)	53.01
Outstanding September 30,	504,214	$67.87	695,658	$54.26

Time-based RSUs outstanding	230,951	$60.32	341,773	$53.42
Performance-based RSUs outstanding	273,263	$74.24	353,885	$55.08
(a) TSR adjustments represent the incremental shares earned for the total stockholder return (TSR) performance metric exceeding target and resulting in 200% payout for the 2017 LTIP Performance Awards.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Restricted Stock ("RS")

	2020		2019
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding January 1,	16,681	$52.46	419,356	$35.73
Granted	100,649	74.64	16,681	52.46
Exercised	(16,681)	52.46	(370,554)	35.38
Forfeited	—	—	(34,603)	37.09
Outstanding September 30,	100,649	$74.64	30,880	$47.39

Time-based RSs outstanding	100,649	$74.64	30,880	$47.39
Performance-based RSs outstanding	—	$—	—	$—

Stock Options

	2020		2019
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding January 1,	375,086	$31.64	401,223	$31.96
Granted	—	—	—	—
Exercised	(277,285)	31.92	(25,586)	36.70
Forfeited	—	—	(551)	23.58
Outstanding September 30,	97,801	$30.87	375,086	$31.64

Time-based stock options outstanding	80,871	$32.40	323,101	$32.94
Performance-based stock options outstanding	16,930	$23.58	51,985	$23.58

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

The following table reflects the computation of basic and diluted Net income (loss) per share for the three and nine months ended September 30, 2020 and 2019:

IN MILLIONS, except per share amounts
	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net (loss) income	$(37.3)	$(37.3)	$12.6	$12.6	$22.4	$22.4	$93.5	$93.5
Less: Restricted stock dividends	(0.1)	(0.1)	(0.2)	(0.2)	(0.4)	(0.4)	(0.5)	(0.5)
Net income available to stockholders	$(37.4)	$(37.4)	$12.4	$12.4	$22.0	$22.0	$93.0	$93.0
Denominator:
Weighted average common outstanding - basic	118.7	118.7	113.1	113.1	116.3	116.3	111.5	111.5
Performance-based restricted stock and units		—		0.4		0.4		0.4
Weighted average shares outstanding - diluted		118.7		113.5		116.7		111.9
EPS:
(Loss) income per share - basic	$(0.32)		$0.11		$0.19		$0.83
Effect of dilutive shares:
(Loss) income per share - diluted		$(0.32)		$0.11		$0.19		$0.83

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
15. Commitments and Contingencies

As of September 30, 2020, the Company had outstanding letters of credit of $10.8 million as security for obligations under the terms of its lessee agreements.

The Company has entered into non-cancellable contracted commitments for construction of data center facilities and acquisition of equipment. As of September 30, 2020, these commitments were approximately $183.7 million and are expected to be incurred over the next one to two years. In addition, the Company has entered into equipment and electricity power contracts, which require minimum purchase commitments for power. These agreements range from one to two years and provide for payments for early termination or require minimum payments for the remaining term. As of September 30, 2020, the minimum commitments for these arrangements were approximately $60.2 million.

The Company has entered into an Agreement to Lease contract that requires the Company to enter into a lease upon shell completion of a building in London, UK totaling 70,000 square feet with annual rent totaling £1.4 million for an initial lease term of 20 years. We expect construction of the shell building to be completed in the first quarter of 2021.

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
The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) the potential widespread and highly uncertain impact of public health outbreaks, epidemics and pandemics, such as the COVID-19 pandemic; (ii) loss of key customers; (iii) economic downturn, natural disaster or oversupply of data centers in the limited geographic areas that we serve; (iv) risks related to the development of our properties including, without limitation, obtaining applicable permits, power and connectivity and our ability to successfully lease those properties; (v) weakening in the fundamentals for data center real estate, including but not limited to, decreases in or slowed growth of global data, e-commerce and demand for outsourcing of data storage and cloud-based applications; (vi) loss of access to key third-party service providers and suppliers; (vii) risks of loss of power or cooling which may interrupt our services to our customers; (viii) inability to identify and complete acquisitions and operate acquired properties; (ix) our failure to obtain necessary outside financing on favorable terms, or at all; (x) restrictions in the instruments governing our indebtedness; (xi) risks related to environmental matters; (xii) unknown or contingent liabilities related to our acquisitions; (xiii) significant competition in our industry; (xiv) loss of key personnel; (xv) risks associated with real estate assets and the industry; (xvi) failure to maintain our status as a REIT (as defined below) or to comply with the highly technical and complex REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"); (xvii) REIT distribution requirements could adversely affect our ability to execute our business plan; (xviii) insufficient cash available for distribution to stockholders; (xix) future offerings of debt may adversely affect the market price of our common stock; (xx) increases in market interest rates will increase our borrowings costs and may drive potential investors to seek higher dividend yields and reduce demand for our common stock; (xxi) market price and volume of stock could be volatile; (xxii) risks related to regulatory changes impacting our customers and demand for colocation space in particular geographies; (xxiii) our international activities, including those conducted as a result of land acquisitions and with respect to leased land and buildings, are subject to special risks different from those faced by us in the United States; (xxiv) the significant uncertainty that remains about the future relationship between the United Kingdom and the European Union as a result of the United Kingdom’s withdrawal from the European Union; (xxv) expanded and widened price increases in certain selective materials for data center development capital expenditures due to international trade negotiations; (xxvi) a failure to comply with anti-corruption laws and regulations; (xxvii) legislative or other actions relating to taxes; (xxviii) the ongoing trade conflict and political tensions between the United States and the People's Republic of China ("PRC") and (xxix) other factors affecting the real estate and technology industries generally.
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
We continue to monitor the global outbreak of the novel coronavirus (COVID-19) and to take steps to mitigate the potential risks to us posed by the pandemic. We provide a critical service to our customers and are considered an essential business by most governments, and our employees are continuing to operate our data centers. To date, our data center portfolio remains fully operational and to date we have experienced minimal disruptions in our business including construction projects. Currently, our supply chain remains fully functional, with redundancy of supply for key operational and construction-related products. We have not been notified by customers of any significant delays in expected implementation timelines. We have taken precautions with regard to employees and facility hygiene, imposed travel restrictions on employees and transitioned employees to work from home when that is possible. We have also implemented additional protocols such as social distancing and limiting the number of people at our facilities to protect those required to work on-site at our facilities including employees, customers and vendors and suppliers. Also we have not experienced any significant delays in the collection of revenue and customers requesting relief or other rent concessions have not been significant in number or amount as of this filing. However, the recent increases in COVID-19 cases in the U.S. demonstrate the effects of the pandemic continue to evolve rapidly and while the impact on our business has not been significant to date it is uncertain and unpredictable and could be materially adverse. We will continue to monitor developments that impact our business and respond as we believe is warranted.
Our Portfolio
We operate 53 data centers, including two recovery centers totaling 7.7 million Gross Square Feet ("GSF"), of which 84% of the Colocation Square Feet ("CSF") is leased and has 836 megawatts ("MW") of power capacity. This includes 13 buildings where we lease such facilities. We are lessee of approximately 12% of our total operating GSF as of September 30, 2020. Also included in our total GSF, CSF and MW are pre-stabilized assets (which include data halls that have been in service for less than 24 months and are less than 85% leased) that have approximately 469,910 GSF and 51% of the CSF is leased with capacity of 45 MW of power.
In addition, we have properties under development comprising approximately 0.9 million GSF and 78 MW of power capacity. The estimated remaining total costs to develop these properties is projected to be a range between $258.0 million and $341.0 million. The final costs to develop are likely to change depending on the customer capital improvements required based on the lease contracts executed on such properties. We also have 534 acres of land available for future data center development.
Operational Overview

The following discussion provides an overview of our capital and financing activity, operations and transactions for the three and nine months ended September 30, 2020 and should be read in conjunction with the full discussion of our operating results, liquidity and capital resources included in this Form 10-Q, as well as the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the year ending December 31, 2019 and Part II, Item 1A of this quarterly report on Form 10-Q.

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

Fundamental secular trends for data center real estate have remained strong, including the exponential growth in global data, the growth of e-commerce and demand for outsourcing of data storage and cloud-based applications. Large cloud-based demand, in particular, is strong in the U.S. and Europe. The favorable trends have attracted new capital funding multiple data center platforms, including both public and private companies, leading to significant increases in supply in most major US markets. While demand remains robust, the supply outlook has led to pricing pressure in some markets, particularly with large hyperscale customers which are driving an increase in demand. The COVID-19 pandemic has created uncertainty surrounding continued general economic growth in the U.S. and Europe this year, and leading into 2021. More generally, in response to the pandemic, government economic support to businesses and individuals impacted by the pandemic may not continue or be effective at alleviating the abrupt economic deterioration experienced to date, and both the short-term and long-term impact of these actions on economic growth is uncertain. As a result, the impact of the current state of the economies where we do business on our company is unknown.

In terms of capital investment, we will continue to pursue selective development of new data centers in markets where we project demand and market rental rates will provide attractive financial returns.

While the debt capital markets continue to provide liquidity, many lenders are tightening their credit standards and cautiously allocating capital; however with our access to the investment grade debt capital markets, we recently completed several senior debt issuances and amended our credit facility at favorable terms to extend our near-term maturities and reduce our overall borrowing rates. We are committed to maintaining our investment grade ratings and have a strong balance sheet. We anticipate having sufficient liquidity to fund our capital and operating expenses, including costs to maintain our properties and distributions, though we may finance investments, including acquisitions and developments, with the issuance of new shares of our common stock, proceeds from asset sales or through additional borrowings. Please see "Financial Condition, Liquidity and Capital Resources" for additional discussion.
Inflation
The U.S. economy has experienced low inflation over the last several years, as a result, inflation has not had a significant impact on our business. Our customer leases generally do not provide for annual increases in rent based on inflation. As a result, we bear the risk of increases in the costs of operating and maintaining our data center facilities. Most of our leases have rent escalators, typically ranging from 1-3% per annum, in addition most of our leases are structured to pass-through the cost of sub-metered utilities. In the future, we expect more of our leases to be structured to pass-through utility costs. In addition, approximately 67% of our leases expire within six years which enables us to replace existing leases with new leases at then existing market rates.

Summary of Significant Transactions and Activities for the Nine Months Ended September 30, 2020 and 2019

Real Estate Acquisitions, Development and Other Activities

During the nine months ended September 30, 2020, the Company purchased land for future development in Frankfurt, Germany and London, United Kingdom totaling 35 acres for $58.7 million. The Company also started the development of a 27 MW property in Europe which was preleased to a large hyperscale cloud provider.

During the nine months ended September 30, 2020, cash capital expenditures were $692.2 million, of which $679.2 million related to the development and construction of data centers. We continue to maintain a significant investment to build and develop data centers which will require additional capital investment. The expansion and development of additional power capacity and building square feet contributed to our year-over-year revenue increase in 2020.

Capital and Financing Activity

Financing Activity

As of September 30, 2020, we had $1,050.1 million outstanding under the Amended Credit Agreement (as defined below) and $2,178.4 million of senior notes. For more information, see Note 9, Debt.

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
On January 22, 2020, CyrusOne LP and CyrusOne Finance Corp. closed their offering of €500.0 million aggregate principal amount of 1.450% senior notes due January 2027 (the “2027 Notes”).

On September 21, 2020, CyrusOne LP and CyrusOne Finance Corp. closed their offering of $400.0 million aggregate principal amount of 2.150% senior notes due November 2030 (the “2030 Notes”).

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

During the nine months ended September 30, 2020, CyrusOne Inc. entered into forward equity sale agreements with financial institutions acting as forward purchasers under the New 2018 ATM Stock Offering Program and the 2020 ATM Stock Offering Program, as applicable, with respect to approximately 9.1 million shares of its common stock at a weighted average price of $69.19 per share, net of expenses. The Company received proceeds of $219.1 million from the sale of 3.4 million of its common shares by the forward purchasers in respect of forward equity sale agreements entered during the nine months ended September 30, 2020. The Company currently expects to fully physically settle the remaining forward equity sale agreements by September 2021 and receive cash proceeds upon one or more settlement dates at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreements, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreements multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the terms of the agreements.

The following table represents a summary of forward sale of equity of our common stock for the nine-month period ended September 30, 2020 (in millions):

Offering Program	Forward Shares Sold/(Settled)	Net Proceeds Received	Remaining Proceeds Available(1)
Total as of December 31, 2019	1.6	$—	$96.5
March 9, 2020 Forward Offering - Sales	2.0	—	121.2
May 13, 2020 Forward Offering - Sales	1.4	—	97.9
May 26, 2020 Forward Offering - Sales	1.4	—	97.1
May 29, 2020 Forward Offering - Sales	1.4	—	97.2
November 29, 2019 Forward Offering settlement	(1.6)	96.5	(96.5)
March 9, 2020 Forward Offering settlement	(2.0)	121.2	(121.2)
May 13, 2020 Forward Offering settlement	(1.4)	97.9	(97.9)
September 15, 2020 Forward Offering - Sales	1.4	—	103.1
September 30, 2020 Forward Offering - Sales	1.6	—	115.6
Total as of September 30, 2020	5.8	$315.6	$413.0
(1) As of September 30, 2020, the total estimated proceeds, net of adjustments for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends adjustments is $413.0 million subject to further adjustment when the forward offerings are settled as described above.
As of September 30, 2020, there was $227.6 million under the 2020 ATM Stock Offering Program available for future offerings.

Concentration of Revenue

We define our annualized backlog as the twelve-month recurring revenue (calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”)) for executed lease contracts achieved upon full occupancy which have not commenced as of the end of a period. Our backlog as of September 30, 2020 and December 31, 2019 was approximately $82.0 million and $51.7 million, respectively. During the nine months ended September 30, 2020, one customer represented 19% of our revenue. We expect 35% of our backlog lease contracts to commence in the fourth quarter of 2020, 30% in 2021 and 35% in 2022 and thereafter. Because GAAP revenue for any period is generally a function of straight-line revenue recognized from lease contracts in existence at the beginning of a period, as well as lease contract renewals and new customer lease contracts commencing during the period, backlog as of any period is not necessarily indicative of near-term performance. Our definition of backlog may differ from other companies in our industry.

Results of Operations
Three and Nine Months Ended September 30, 2020, Compared to Three and Nine Months Ended September 30, 2019:

IN MILLIONS, except share and per share data
	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue:
Colocation rent	$212.5	$202.4	$10.1	5%	$624.0	$588.2	$35.8	6%
Metered power reimbursements	44.6	41.1	3.5	9%	116.5	101.3	15.2	15%
Equipment sales	0.6	2.4	(1.8)	(75)%	10.0	23.4	(13.4)	(57)%
Other revenue	5.1	5.0	0.1	2%	14.6	14.5	0.1	1%
Total revenue	262.8	250.9	11.9	5%	765.1	727.4	37.7	5%

Operating expenses:
Property operating expenses	109.7	103.0	6.7	7%	301.3	289.6	11.7	4%
Sales and marketing	4.5	5.1	(0.6)	(12)%	13.0	15.7	(2.7)	(17)%
General and administrative	29.7	19.8	9.9	50%	76.9	61.6	15.3	25%
Depreciation and amortization	113.1	105.4	7.7	7%	330.9	309.6	21.3	7%
Transaction, acquisition, integration and other related expenses	1.6	4.4	(2.8)	(64)%	2.1	6.2	(4.1)	(66)%
Impairment losses	8.8	0.7	8.1	n/m	11.2	0.7	10.5	n/m
Total operating expenses	267.4	238.4	29.0	12%	735.4	683.4	52.0	8%
Operating income	(4.6)	12.5	(17.1)	n/m	29.7	44.0	(14.3)	(33)%
Interest expense, net	(13.3)	(19.6)	6.3	(32)%	(43.2)	(64.4)	21.2	(33)%
Gain on marketable equity investment	4.7	12.4	(7.7)	(62)%	69.8	105.1	(35.3)	(34)%
Loss on early extinguishment of debt	(3.1)	—	(3.1)	n/m	(6.5)	—	(6.5)	n/m
Foreign currency and derivative (losses) gains, net	(22.9)	5.5	(28.4)	n/m	(31.7)	5.5	(37.2)	n/m
Other expense	—	(0.2)	0.2	n/m	—	(0.3)	0.3	n/m
Net (loss) income before income taxes	(39.2)	10.6	(49.8)	n/m	18.1	89.9	(71.8)	(80)%
Income tax benefit (expense)	1.9	2.0	(0.1)	(5)%	4.3	3.6	0.7	n/m
Net (loss) income	$(37.3)	$12.6	$(49.9)	n/m	$22.4	$93.5	$(71.1)	(76)%
Operating gross margin	(1.8)%	5.0%		n/m	3.9%	6.0%		(35)%
Capital expenditures:
Investment in real estate	$231.1	$208.0	$23.1	11%	$679.2	$718.5	$(39.3)	(5)%
Recurring maintenance capital	3.1	4.5	(1.4)	(31)%	13.0	8.8	4.2	48%
Total	$234.2	$212.5	$21.7	10%	$692.2	$727.3	$(35.1)	(5)%
Metrics information:
CSF(1)	4,471,413	4,148,000	323,413	8%	4,471,413	4,148,000	323,413	8%
Leased rate(2)	84%	85%	(1)%	(1)	84%	85%	(1)%	(1)
(1) CSF represents the GSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.
(2) Leased rate is calculated by dividing CSF under signed leases for colocation space (whether or not the lease has commenced billing) by total CSF.

The three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Operations
As of September 30, 2020, we had approximately 1,000 customers (not including customers that have signed leases but have not begun occupying space), many of which have signed leases for multiple sites and multiple services, amenities and/or features. Our recurring revenues consist of rental revenue for colocation space and metered power reimbursements based upon customers with leases, and our nonrecurring revenues consist of equipment sales and installation services based on contracts with customers. We provide customers with data center services pursuant to leases with initial terms ranging from three to ten years. As of September 30, 2020, the weighted average remaining term was 3.9 years based upon annualized rent. Lease expirations through 2022, excluding month-to-month leases, represent 22% of our total GSF, or 36% of our aggregate annualized rent as of September 30, 2020. At the end of the lease term, customers may allow the contract to expire, sign a new lease or automatically renew pursuant to the terms of their lease. The automatic renewal period could be for varying lengths, depending on the terms of the contract, such as, for the original lease term, one year or month-to-month. As of September 30, 2020, 1% of our GSF was subject to month-to-month leases.

Revenue

For the three months ended September 30, 2020, revenue was $262.8 million, an increase of $11.9 million, or 5% compared to $250.9 million for the three months ended September 30, 2019. Fluctuations in revenue are dependent upon our ability to maintain our existing revenue base, sell new capacity, and maintain or increase rental rates at our properties. Recurring rent churn percentage of 0.6% for the three months ended September 30, 2020 decreased by 0.4% as compared to the 1.0% for the three months ended September 30, 2019. The Company calculates recurring rent churn percentage as any reduction in recurring rent due to customer terminations, service reductions or net pricing decreases as a percentage of rent at the beginning of the period, excluding any impact from metered power reimbursements or other usage-based billing.

CSF increased 8% at September 30, 2020 as compared to September 30, 2019. Leased CSF as of September 30, 2020 and 2019 was 84% and 85%, respectively. CSF Occupied as of September 30, 2020 and 2019 was 83% and 84%, respectively.

The revenue increase of $11.9 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019 is primarily due to the following:
•$12.2 million increase in colocation rent, primarily due to a $12.6 million increase from existing and new customers, offset in part by $0.4 million of rent churn;
•$3.5 million increase in metered power reimbursements, primarily due to a $3.6 million increase from existing and new customers, offset in part by $0.1 million of rent churn in the current quarter;
•$1.7 million increase in interconnection revenue primarily due to expanding demand from existing and new customers; and
•$0.1 million increase in other revenue from managed services; partially offset by
•$3.8 million of lower termination fees; and
•$1.8 million decrease in equipment sales and associated installation services with one significant customer during the three months ended September 30, 2019.

Operating Expenses

Property operating expenses

For the three months ended September 30, 2020, Property operating expenses were $109.7 million, an increase of $6.7 million, or 7%, compared to $103.0 million for the three months ended September 30, 2019 primarily due to the following:
•$5.7 million increase in property operating expenses as a result of additional assets placed into service from development and expansion of facilities:
◦$3.7 million increase in electricity due to higher customer usage and increased rates;
◦$2.0 million increase in other property operating expenses including legal and professional fees, bad debt and other operating expenses.
•$1.6 million increase in repairs and maintenance due to timing of expenditures; and
•$0.8 million increase in security and contract services due to timing of expenditures; partially offset by
•$1.4 million decrease in equipment cost of sales due to higher sales volume during the three months ended September 30, 2019.

Sales and marketing expenses

For the three months ended September 30, 2020, Sales and marketing expenses were $4.5 million, a decrease of $0.6 million, or 12%, compared to $5.1 million for the corresponding period in 2019, primarily due to lower personnel costs as a result of changes in the organization structure.

General and administrative expenses

For the three months ended September 30, 2020, General and administrative expenses were $29.7 million, an increase of $9.9 million, or 50%, compared to $19.8 million for the corresponding period in 2019, primarily due to the following:
•$8.8 million of cash and stock-based severance expenses primarily due to compensation associated with employment agreements for executives separated from the company and a general reduction in force;
•$2.9 million increase in tax and legal and professional fees; partially offset by
•$1.6 million decrease in total personnel expense primarily due to lower bonus and stock-based compensation; and
•$0.2 million decrease in costs associated with implementing new accounting standards.

Depreciation and amortization expense

For the three months ended September 30, 2020, Depreciation and amortization expense was $113.1 million, an increase of $7.7 million, or 7%, compared to $105.4 million for the corresponding period in 2019. This increase was primarily driven by asset additions that were placed in service after the third quarter of 2019. Since September 30, 2019, approximately $623.0 million of new data center assets have been placed in service. Depreciation and amortization expense is expected to increase in future periods as we complete the development of properties and installation of equipment and facilities to support our operations.

Impairment losses

For the three months ended September 30, 2020, Impairment losses were $8.8 million as the result of damages to equipment held for use in inventory at our U.S. data centers. For the three months ended September 30, 2019, Impairment losses were $0.7 million primarily due to an impairment loss on the South Bend - Monroe facility.

Non-Operating Income and Expenses

Interest expense, net

For the three months ended September 30, 2020, Interest expense, net was $13.3 million, a decrease of $6.3 million, or 32%, as compared to $19.6 million for the corresponding period in 2019 due to the following:
•$12.9 million decrease due to lower rates offset in part by $460.2 million increase in average debt outstanding; offset in part by
•$4.1 million increase related to the cross-currency and interest rate swaps;
•$2.3 million increase due to lower capitalized interest as a result of the Company's lower overall average interest rate; and
•$0.2 million increase related to lower interest income.

We anticipate drawing on our Revolving Credit Facility to fund, in part, our capital requirements for new investments in data centers, including potential acquisitions. Accordingly, we anticipate our interest expense to increase in future periods.

Gain on marketable equity investment

For the three months ended September 30, 2020, the gain on our marketable equity investment in GDS Holdings Limited ("GDS") was $4.7 million, a decrease of $7.7 million, compared to $12.4 million for the corresponding period in 2019. The decrease is due to sales of 0.4 million GDS ADSs shares since September 30, 2019. See Note 7, Equity Investments, for information related to our accounting for our equity investment in GDS.

Loss on early extinguishment of debt

For the three months ended September 30, 2020, Loss on early extinguishment of debt was $3.1 million, primarily due to the expensing of deferred financing costs related to the repayment of $300.0 million on the 2023 Term Loan.

Foreign currency and derivative (losses) gains, net

For the three months ended September 30, 2020, Foreign currency and derivative (losses) gains, net were a loss of $22.9 million as a result of the translation adjustment on our undesignated EURO denominated borrowings, a decrease of 28.4 million, as compared to a gain of 5.5 million which was the result of an increase in the fair value of the portion of our Euro/USD cross-currency swap that were not designated as hedges and changes in the fair value were immediately recognized in earnings.

The nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Revenue

For the nine months ended September 30, 2020, revenue was $765.1 million, an increase of $37.7 million, or 5% compared to $727.4 million for the nine months ended September 30, 2019. Fluctuations in revenue are dependent upon our ability to maintain our existing revenue base, sell new capacity, and maintain or increase rental rates at our properties. Recurring rent churn percentage of 2.7% for the nine months ended September 30, 2020 decreased by 0.9% as compared to the 3.7% for the nine months ended September 30, 2019.

The revenue increase of $37.7 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019 is primarily due to the following:
•$32.8 million increase in colocation rent, primarily due to a $42.3 million increase from existing and new customers, offset in part by $9.5 million of rent churn;
•$15.2 million increase in metered power reimbursements, primarily due to a $16.6 million increase from existing and new customers, offset in part by $1.4 million of rent churn;
•$5.0 million increase in interconnection revenue primarily due to expanding demand from existing and new customers; and
•$0.1 million increase in other revenue from managed services; partially offset by
•$13.4 million decrease in equipment sales and associated installation services to one significant customer during the nine months ended September 30, 2019; and
•$2.0 million of lower termination fees.

Operating Expenses

Property operating expenses

For the nine months ended September 30, 2020, Property operating expenses were $301.3 million, an increase of $11.7 million, or 4%, compared to $289.6 million for the nine months ended September 30, 2019 primarily due to the following:
•$25.2 million increase in property operating expenses as a result of additional assets placed into service from development and expansion of facilities:
◦$16.1 million increase in electricity due to higher customer usage and increased rates;
◦$3.6 million increase in other property operating expenses;
◦$3.0 million increase in contract and security services;
◦$1.8 million increase in repairs and maintenance; and
◦$0.7 million increase in property taxes; partially offset by
•$12.7 million decrease in equipment cost of sales due to higher sales volume during the nine months ended September 30, 2019; and
•$0.8 million decrease in payroll and employee-related costs.

Sales and marketing expenses

For the nine months ended September 30, 2020, Sales and marketing expenses were $13.0 million, a decrease of $2.7 million, or 17%, compared to $15.7 million for the corresponding period in 2019, primarily due to lower personnel costs as a result of the changes in the organization structure.

General and administrative expenses

For the nine months ended September 30, 2020, General and administrative expenses were $76.9 million, an increase of $15.3 million, or 25%, compared to $61.6 million for the corresponding period in 2019, primarily due to the following:
•$15.6 million of cash and stock-based severance expenses primarily due to compensation associated with employment agreements for executives separated from the Company and a general reduction in force;
•$3.2 million increase in legal and professional fees;
•$2.0 million increase in rent and other facilities costs; and
•$0.3 million increase in IT license support and maintenance; partially offset by
•$5.0 million decrease in total personnel expense primarily due to lower bonus and stock-based compensation; and
•$0.8 million decrease in costs associated with implementing new accounting standards.

Depreciation and amortization expense

For the nine months ended September 30, 2020, Depreciation and amortization expense was $330.9 million, an increase of $21.3 million, or 7%, compared to $309.6 million for the corresponding period in 2019. This increase was primarily driven by asset additions that were placed in service after the third quarter of 2019. Since September 30, 2019, approximately $623.0 million of new data center assets have been placed in service. Depreciation and amortization expense is expected to increase in future periods as we complete the development of properties and installation of equipment and facilities to support our operations.

Impairment losses

For the nine months ended September 30, 2020, Impairment losses were $11.2 million as the result of our planned disposition of land held for future development in Atlanta, GA to a third-party and damages to equipment held for use in inventory at our U.S. data centers. For the nine months ended September 30, 2019, Impairment losses were $0.7 million primarily due to an impairment loss on the South Bend - Monroe facility.

Non-Operating Income and Expenses

Interest expense, net

For the nine months ended September 30, 2020, Interest expense, net was $43.2 million, a decrease of $21.2 million, or 33%, as compared to $64.4 million for the corresponding period in 2019 due to the following:
•$33.5 million decrease due to lower rates offset in part by $369.7 million increase in average debt outstanding; partially offset by
•$9.0 million increase due to lower capitalized interest as a result of the Company's lower overall average interest rate;
•$2.4 million increase related to the cross-currency and interest rate swaps; and
•$0.9 million increase related to lower interest income.

We anticipate drawing on our Revolving Credit Facility to fund, in part, our capital requirements for new investments in data centers, including potential acquisitions. Accordingly, we anticipate our interest expense to increase in future periods.

Gain on marketable equity investment

For the nine months ended September 30, 2020, the gain on our marketable equity investment in GDS was $69.8 million, a decrease of $35.3 million, as compared to a gain of $105.1 million for the corresponding period in 2019. The decrease was primarily the result of the sale of 5.7 million GDS ADSs in April 2019. See Note 7, Equity Investments, for information related to our accounting for our equity investment in GDS.

Loss on early extinguishment of debt

For the nine months ended September 30, 2020, Loss on early extinguishment of debt was $6.5 million, primarily due to repayment of borrowings under the $3.0 Billion Credit Facility and the repayment of $300.0 million of the 2023 Term Loan under the Amended Credit Agreement.

Foreign currency and derivative (losses) gains, net

For the nine months ended September 30, 2020, Foreign currency and derivative (losses) gains, net were a loss of $31.7 million which was a result of a $36.2 million loss associated with the translation adjustment on undesignated EURO denominated borrowings in excess of our net investment, offset in part by a $4.5 million gain on cross-currency swaps from the settlement of certain undesignated Euro/USD cross-currency swaps. For the nine months ended September 30, 2019, Foreign currency and derivative (losses) gains, net were a gain of $5.5 million, which was the result of an increase in the fair value of the portion of our Euro/USD cross-currency swap that were not designated as hedges and changes in the fair value were immediately recognized in earnings.

Significant Balance Sheet Fluctuations

The table below relates to significant fluctuations in certain line items of our Condensed Consolidated Balance Sheets from December 31, 2019 to September 30, 2020 (in millions):

	September 30, 2020	December 31, 2019	Difference
Total investment in real estate, net	$5,128.2	$4,710.3	$417.9
Operating lease right-of-use ("ROU") assets, net	206.9	161.9	45.0
Revolving Credit Facility	250.1	615.0	(364.9)
Senior Notes	2,186.2	1,200.0	986.2
Operating lease liabilities	244.3	195.8	48.5

The increase in Total investment in real estate, net was primarily due to the continued development of data centers in Dublin, Iowa, Frankfurt, London, the New York Metro area, Northern Virginia, Phoenix, San Antonio, Santa Clara and Dallas less depreciation expense of $291.2 million.

The increase in Operating lease ROU assets, net and in Operating lease liabilities was primarily due to entering into a new operating lease in Europe.

The decrease in borrowing under the Revolving Credit Facility was primarily due to the proceeds of the 2027 Notes and 2030 Notes used to pay down borrowings on the US Revolver and EUR Revolver.

The increase in the Senior Notes was primarily due to the 2027 Notes offering and the 2030 Notes offering. For more information, see Note 9, Debt.

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

We calculate FFO as Net (loss) income computed in accordance with GAAP before Real estate depreciation and amortization and Impairment losses and (gain) loss on disposal of assets. While it is consistent with the definition of FFO promulgated by the National Association of Real Estate Investment Trusts ("NAREIT"), our computation of FFO may differ from the methodology for calculating FFO used by other REITs. Accordingly, our FFO may not be comparable to others.

We calculate Normalized FFO as FFO adjusted for Loss on early extinguishment of debt; Gain on marketable equity investment; Foreign currency and derivative losses (gains), net; New accounting standards and regulatory compliance and the related system implementation costs; Amortization of tradenames; Transaction, acquisition, integration and other related expenses; Cash severance and management transition costs; Severance-related stock compensation costs; Legal claim costs; and other items as appropriate. We believe our Normalized FFO calculation provides a comparable measure between different periods. Other REITs may not calculate Normalized FFO in the same manner. Accordingly, our Normalized FFO may not be comparable to others.

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

The following table reflects the reconciliation of GAAP net (loss) income to FFO and Normalized FFO for the three and nine months ended September 30, 2020 and 2019 (amounts in millions):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Net (loss) income	$(37.3)	$12.6	$(49.9)	n/m	$22.4	$93.5	$(71.1)	(76)%
Real estate depreciation and amortization	110.7	102.6	8.1	8%	324.0	302.9	21.1	7%
Impairment losses and (gain) loss on disposal of assets	8.8	1.0	7.8	n/m	11.1	1.0	10.1	n/m
Funds from Operations ("FFO") - NAREIT defined	$82.2	$116.2	$(34.0)	(29)%	$357.5	$397.4	$(39.9)	(10)%
Loss on early extinguishment of debt	3.1	—	3.1	n/m	6.5	—	6.5	n/m
Gain on marketable equity investment	(4.7)	(12.4)	7.7	(62)%	(69.8)	(105.1)	35.3	(34)%
Foreign currency and derivative losses (gains), net	22.9	(5.5)	28.4	n/m	31.7	(5.5)	37.2	n/m
New accounting standards and regulatory compliance and the related system implementation costs	—	0.2	(0.2)	(100)%	—	0.8	(0.8)	(100)%
Amortization of tradenames	0.2	0.6	(0.4)	(67)%	0.8	0.9	(0.1)	(11)%
Transaction, acquisition, integration and other related expenses	1.6	4.4	(2.8)	(64)%	2.2	6.2	(4.0)	(65)%
Cash severance and management transition costs	6.4	—	6.4	n/m	13.2	—	13.2	n/m
Severance-related stock compensation costs	2.6	—	2.6	n/m	2.7	—	2.7	n/m
Legal claim costs	0.1	0.4	(0.3)	(75)%	0.3	0.6	(0.3)	(50)
Normalized Funds from Operations ("Normalized FFO")	$114.4	$103.9	$10.5	10%	$345.1	$295.3	$49.8	17%
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

We calculate NOI as Net (loss) income, adjusted for Sales and marketing expenses, General and administrative expenses, Depreciation and amortization expenses, Transaction, acquisition, integration and other related expenses, Interest expense, net, Gain on marketable equity investment, Loss on early extinguishment of debt, Impairment losses and (gain) loss on disposal of assets, Foreign currency and derivative losses (gains), net, Other expense, Income tax benefit and other items as appropriate. Amortization of deferred leasing costs is presented in Depreciation and amortization expenses, which is excluded from NOI. Sales and marketing expenses are not property-specific, rather these expenses support our entire portfolio. As a result, we have excluded these Sales and marketing expenses from our NOI calculation, consistent with the treatment of General and administrative expenses, which also support our entire portfolio. Because the calculation of NOI excludes various expenses, the utility of NOI as a measure of our performance is limited. Other REITs may not calculate NOI in the same manner. Accordingly, our NOI may not be comparable to others. Therefore, NOI should be considered only as a supplement to Net income presented in accordance with GAAP as a measure of our performance. NOI should not be used as a measure of our liquidity or as indicative of funds available to fund our cash needs, including our ability to make distributions. NOI also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

The following table reflects the reconciliation of Net (loss) income to NOI for the three and nine months ended September 30, 2020 and 2019 (amounts in millions):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Net (loss) income	$(37.3)	$12.6	$(49.9)	n/m	$22.4	$93.5	$(71.1)	(76)%
Sales and marketing expenses	4.5	5.1	(0.6)	(12)%	13.0	15.7	(2.7)	(17)%
General and administrative expenses	29.7	19.8	9.9	50%	76.9	61.6	15.3	25%
Depreciation and amortization expenses	113.1	105.4	7.7	7%	330.9	309.6	21.3	7%
Transaction, acquisition, integration and other related expenses	1.6	4.4	(2.8)	(64)%	2.2	6.2	(4.0)	(65)%
Interest expense, net	13.3	19.6	(6.3)	(32)%	43.2	64.4	(21.2)	(33)%
Gain on marketable equity investment	(4.7)	(12.4)	7.7	(62)%	(69.8)	(105.1)	35.3	(34)%
Loss on early extinguishment of debt	3.1	—	3.1	n/m	6.5	—	6.5	n/m
Impairment losses and (gain) loss on disposal of assets	8.8	1.0	7.8	n/m	11.1	1.0	10.1	n/m
Foreign currency and derivative losses (gains), net	22.9	(5.5)	28.4	n/m	31.7	(5.5)	37.2	n/m
Other income	—	(0.1)	0.1	n/m	—	—	—	n/m
Income tax benefit	(1.9)	(2.0)	0.1	(5)%	(4.3)	(3.6)	(0.7)	19%
Net Operating Income	$153.1	$147.9	$5.2	4%	$463.8	$437.8	$26.0	6%

Financial Condition, Liquidity and Capital Resources
Short-term Liquidity

The effects of the COVID-19 pandemic continue to evolve rapidly. While the impact of COVID-19 on certain operating and administrative costs for the nine months ended September 30, 2020 was not material, we may incur additional general and administrative and maintenance costs to operate our data centers and offices, the extent of which will depend on factors that are uncertain and unpredictable at this time, including federal, state, and local regulations as well as the duration and severity of the pandemic. While the pandemic may impact our cash flows from customers, the extent and duration of that impact is also uncertain and unpredictable at this time. Some of our customers have communicated that the COVID-19 pandemic has disrupted their businesses, which is impacting their ability to pay rent on time and they have requested extended payment terms and rent abatement, which may impact the timing and amount of rent we collect in the future. For the nine months ended September 30, 2020, the impact of the pandemic on rent concessions and collections of rent has not been significant. Our short-term liquidity requirements primarily consist of Operating, Sales and marketing, and General and administrative expenses, dividend payments and recurring capital expenditures for our data center properties. We generally expect to meet these requirements from our cash flow from operations, cash balances, availability under our Revolving Credit Facility and settlement of the ATM forward equity sale agreements. For the nine months ended September 30, 2020, our cash provided by operating activities was $341.9 million which was $167.2 million more than our dividend payment for the nine months ended September 30, 2020 of $174.7 million.

Available capacity under the Amended Credit Agreement as of September 30, 2020 was $1,139.1 million related to the Revolving Credit Facility. Total liquidity as of September 30, 2020 was approximately $1,708.6 million, which included the $1,139.1 million available capacity under the Revolving Credit Facility, cash and cash equivalents of $156.5 million and the pro forma impact of settlement of the forward sale agreements of $413.0 million. At September 30, 2020, we had borrowings of $250.1 million under the Revolving Credit Facility. At September 30, 2019, we had borrowings of $491.0 million under the $1.7 Billion Revolving Credit Facility.

In January 2020, CyrusOne LP and CyrusOne Finance Corp. closed their offering of €500.0 million aggregate principal amount of 1.450% senior notes due January 2027. In September 2020, CyrusOne LP and CyrusOne Finance Corp. closed their offering of $400.0 million aggregate principal amount of 2.150% senior notes due November 2030.

During the nine months ended September 30, 2020, CyrusOne Inc. entered into forward equity sale agreements with financial institutions acting as forward purchasers under the New 2018 ATM Stock Offering Program and the 2020 ATM Stock Offering Program, as applicable, with respect to approximately 9.1 million shares of its common stock at a weighted average price of $69.19 per share, net of expenses. The Company received proceeds of $219.1 million from the sale of 3.4 million of its common shares by the forward purchasers in respect of forward equity sale agreements entered during the nine months ended

September 30, 2020. The Company currently expects to fully physically settle the remaining forward equity sale agreements by September 2021 and receive cash proceeds upon one or more settlement dates at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreements, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreements multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the terms of the agreements. During the nine months ended September 30, 2020, the Company fully physically settled the forward equity sale agreements entered into in November 2019, March 2020 and May 13, 2020. See Note 11, Stockholders' Equity for more information about our settlement.
The following table represents a summary of forward sale of equity of our common stock for the nine-month period ended September 30, 2020 (in millions):

Offering Program	Forward Shares Sold/(Settled)	Net Proceeds Received	Remaining Proceeds Available(1)
Total as of December 31, 2019	1.6	$—	$96.5
March 9, 2020 Forward Offering - Sales	2.0	—	121.2
May 13, 2020 Forward Offering - Sales	1.4	—	97.9
May 26, 2020 Forward Offering - Sales	1.4	—	97.1
May 29, 2020 Forward Offering - Sales	1.4	—	97.2
November 29, 2019 Forward Offering settlement	(1.6)	96.5	(96.5)
March 9, 2020 Forward Offering settlement	(2.0)	121.2	(121.2)
May 13, 2020 Forward Offering settlement	(1.4)	97.9	(97.9)
September 15, 2020 Forward Offering - Sales	1.4	—	103.1
September 30, 2020 Forward Offering - Sales	1.6	—	115.6
Total as of September 30, 2020	5.8	$315.6	$413.0
(1) As of September 30, 2020, the total estimated proceeds, net of adjustments for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends adjustments is $413.0 million subject to further adjustment when the forward offerings are settled as described above.
Our total common stock issuance for the nine months ended September 30, 2020 was $325.9 million primarily related to proceeds from forward equity settlement, shares vesting and options exercised. As of September 30, 2020, there was $227.6 million under the 2020 ATM Stock Offering Program available for future offerings.
Long-term Liquidity

Our long-term liquidity requirements primarily consist of our capital expenditures for the development and acquisition of our data centers. For the nine months ended September 30, 2020, our cash capital expenditures were $692.2 million. Our capital expenditures are primarily discretionary, excluding leases under contract, to expand our existing data center properties, acquire or construct new facilities. We intend to continue to develop and expand properties, where we believe there is sufficient demand or have contracted to lease, and are prepared to commit additional resources to support this growth. We expect our total estimated capital expenditures for 2020 to be between $900.0 million and $1.0 billion. We expect to meet our long-term liquidity requirements, including potential acquisitions, from cash and cash equivalents, cash flows from our operations, issuances of debt and equity securities, and borrowings under our Revolving Credit Facility.

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

As of September 30, 2020, all of our outstanding debt matures from March 2023 to November 2030, with a weighted average of 6.3 years to maturity. We expect to refinance these debts at or before their maturities, or retire the debt from the sources described in this section. Our interest rate mix was 77% fixed and 23% floating.

In addition to the sources of capital described herein, we have access to other potential sources of capital including mortgage financing, property dispositions and proceeds from contributions and partial sale of properties into joint ventures.

Cash Flows
Comparison of Nine Months Ended September 30, 2020 and September 30, 2019

Cash provided by operating activities for the nine months ended September 30, 2020 was $341.9 million compared to $277.0 million for the nine months ended September 30, 2019. The increase of $64.9 million was due to the following:
•Increases in net cash provided by operating activities of $117.5 million was primarily due to the following:
◦$26.0 million increase due to a $37.7 million increase in revenue offset in part by a $11.7 million increase in property operating expenses;
◦$72.7 million decrease in interest payments due to overall lower rates;
◦$18.8 million net increase due to changes in operating assets and liabilities; partially offset by
•Decreases in net cash provided by operating activities of $52.6 million primarily due to the following:
◦$39.9 million decrease in other cash outflows over the corresponding prior year period; and
◦$12.7 million increase in severance and bonus payments.

Cash used in investing activities for the nine months ended September 30, 2020 was $666.6 million compared to $526.9 million for the nine months ended September 30, 2019. The increase in cash used in investing activities for the nine months ended September 30, 2020 of $139.7 million compared to the nine months ended September 30, 2019 is primarily due to lower proceeds from the sale of our GDS ADSs, partially offset by reduced investments in real estate in 2020 compared to 2019.

Investments in real estate

For the nine months ended September 30, 2020, our capital expenditures of $692.2 million primarily related to the continued development in key markets, primarily in Dublin, Iowa, Frankfurt, London, the New York Metro area, Northern Virginia, Phoenix, San Antonio, Santa Clara and Dallas. In addition, included in capital expenditures are land purchases of $58.7 million in Frankfurt and London for future development.

For the nine months ended September 30, 2019, our capital expenditures of $727.3 million primarily related to the acquisition of land for future development and continued development in key markets, primarily in Amsterdam, Austin, Dallas, Frankfurt, London, Northern Virginia, Phoenix and Raleigh-Durham. In addition, included in capital expenditures are land purchases of $51.8 million in Santa Clara, San Antonio and Dublin for future development.

Equity Investments

During the nine months ended September 30, 2020, the Company made capital contributions of approximately $6.5 million to our four unconsolidated ventures in Brazil, Chile, Colombia and Mexico, with ODATA, a Brazilian headquartered company. These investment outflows were partially offset by proceeds of $31.8 million from the sale of approximately 405,000 ADSs from our GDS investment.

During the nine months ended September 30, 2019, we also made a capital contribution of approximately $0.3 million to our ODATA investment. This investment outflow was partially offset by proceeds of $199.8 million from the sale of 5.7 million ADSs from our GDS investment and proceeds from the sale of real estate assets of $0.9 million.

Cash provided by financing activities for the nine months ended September 30, 2020 was $410.7 million compared to $239.8 million for the nine months ended September 30, 2019. The increase of $170.9 million was due to the following:
•$956.4 million increase in proceeds from the issuance of the 2027 Notes and 2030 Notes, see Note 9, Debt for additional information on the 2027 Notes and 2030 Notes;
•$72.6 million increase in proceeds from the issuance of common stock. The Company issued 5.6 million shares in the current period and 4.9 million shares issued in the prior year period;
•$61.2 million increase in proceeds from borrowings on our revolving credit facility; partially offset by,
•$783.5 million increase in payments on our revolving credit facility;
•$100.0 million increase in repayments of the unsecured term loan primarily due to the repayment of $1,200.0 million of the term loans under the prior credit facility, partially offset by $1,100.0 million in proceeds from the Amended Credit Agreement;

•$21.2 million increase in dividend payments due to the increase in the dividend and the number of common shares outstanding; and
•$15.1 million increase in payments for deferred financing costs related to the refinancing of the Revolving Credit Facility and issuance of the 2027 Notes and 2030 Notes.

Issuer and guarantor subsidiary summarized financial information

The 2024 Notes, the 2027 Notes, the 2029 Notes and the 2030 Notes issued by CyrusOne LP (the "LP Co-Issuer") and CyrusOne Finance Corp. (the "Finance Co-Issuer" and, together with the LP Co-Issuer, the "Co-Issuers") are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by CyrusOne Inc. (the "Parent Guarantor").

The indentures governing the 2024 Notes, 2027 Notes, 2029 Notes and 2030 Notes contain affirmative and negative covenants customarily found in indebtedness of this type, including covenants that restrict, subject to certain exceptions, the Company's ability to incur secured or unsecured indebtedness. The Company and its subsidiaries are also required to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis, subject to certain qualifications set forth in the indentures. The covenants contained in the indentures do not restrict the Company’s ability to pay dividends or distributions to stockholders.

Only the Parent Guarantor guarantees the 2024 Notes, 2027 Notes, 2029 Notes and 2030 Notes. The 2024 Notes, 2027 Notes, 2029 Notes and 2030 Notes are structurally junior in right of payment to the indebtedness and other liabilities of the Co-Issuers’ subsidiaries (the “Non-Guarantors”), and the guarantee is structurally junior in right of payment to the liabilities of any of the Parent Guarantor's subsidiaries (other than the Co-Issuers). These Non-Guarantors are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the 2024 Notes, 2027 Notes, 2029 Notes and 2030 Notes, or to make any funds available therefor, whether by dividends, loans, distributions or other payments. Any right that the Co-Issuers or Parent Guarantor have to receive any assets of any of the Non-Guarantors upon the bankruptcy, liquidation or reorganization of those Non-Guarantors, and the consequent rights of holders of the 2024 Notes, 2027 Notes, 2029 Notes and 2030 Notes to realize proceeds from the sale of any of such Non-Guarantors’ assets, will be structurally subordinated to the claims of such Non-Guarantors’ creditors, including trade creditors, mortgage holders and holders of preferred equity interests of those Non-Guarantors. Accordingly, in the event of a bankruptcy, liquidation or reorganization or any of the Non-Guarantors, the Non-Guarantors will pay the holders of their debts, holders of preferred equity interests and their trade creditors before distributing any of their assets to us. The Non-Guarantors conduct substantially all of our operations and hold substantially all of our assets.

The guarantee obligations of the Parent Guarantor under the 2024 Notes, 2027 Notes, 2029 Notes and 2030 Notes will terminate under the customary circumstances of legal defeasance or covenant defeasance, each as described in the applicable indenture, or if the Co-Issuers’ obligations under the applicable indenture are discharged.

The guarantee obligations of the Parent Guarantor under the 2024 Notes, 2027 Notes, 2029 Notes and 2030 Notes are subject to certain limitations necessary to prevent the guarantee from constituting a fraudulent conveyance under applicable laws. Under these laws, the guarantee could be voided, or claims in respect of the guarantee could be subordinated to certain obligations of the Parent Guarantor if, among other things, the Parent Guarantor, at the time it entered into the guarantee, received less than reasonably equivalent value or fair consideration for entering into the guarantee and was one of the following:

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

The Issuers and Guarantors had Intercompany receivables from non-guarantors of $1.8 billion for both of the periods ended September 30, 2020 and December 31, 2019. The Issuers and Guarantors had Debt of $3.2 billion and $2.9 billion for the periods ended September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020, the Issuers and Guarantors had Interest expense, net of $59.2 million, Foreign currency and derivative losses, net of $31.7 million, and Loss on early extinguishment of debt of $6.5 million. More detailed financial information for the Issuers and Guarantors was not material.

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
Also as a part of our normal course of business we procure certain data center equipment (generally generators and power distribution units) and electricity power under purchase commitments, where we would be required to purchase certain minimum volumes. In general, we expect to manage these contracts such that the committed volume levels are below our current requirements and at prices that are below current spot market prices. However, if our requirements were to decrease or the spot market prices were to decrease, we could be obligated to complete the remaining minimum purchase commitments, holding the excess equipment for future development or disposing at then current prices. As of September 30, 2020, our aggregate commitments under these contracts is approximately $60.2 million.

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
As of September 30, 2020, we had approximately $2.2 billion of contractually outstanding consolidated debt at a weighted average fixed interest rate of approximately 2.52% and $1.1 billion of amounts outstanding under credit facilities with a weighted average variable interest rate of monthly LIBOR plus 1.12%. As of September 30, 2019, we had approximately $1.2 billion of contractually outstanding consolidated debt at a weighted average fixed interest rate of approximately 5.16% and $1.6 billion of amounts outstanding under credit facilities with a weighted average variable interest rate of monthly LIBOR plus 1.35%. Monthly LIBOR as of September 30, 2020 and 2019 was 0.15% and 2.05%, respectively.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments are traded or are otherwise terminated prior to maturity. However, interest rate changes will affect the fair value of our fixed rate instruments.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. We are exposed to interest rate changes primarily as a result of our variable rate debt we incur on our Amended Credit Agreement and our consolidated cash investments. As of September 30, 2020 and 2019, our floating rate debt outstanding was $1.1 billion and $1.6 billion, respectively. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures as of September 30, 2020 and 2019 (amounts in millions, where positive amounts reflect an increase in net income and bracketed amounts reflect a decrease in net income):
Variable rate credit facilities expense:

	2.0%	1.5%	1.0%	0.5%
As of September 30, 2020	$(21.0)	$(15.8)	$(10.5)	$(5.3)
As of September 30, 2019	$(31.8)	$(23.9)	$(15.9)	$(8.0)

Floating rate interest income was $0.2 million for the nine months ended September 30, 2020, and $1.1 million for the nine months ended September 30, 2019.

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

Interest Rate Swaps

On September 3, 2019, the Company entered into a floating-fixed interest rate swap agreement to convert $300.0 million of variable interest rate debt of the 2023 Term Loan Facility to 1.19% fixed rate debt. On September 21, 2020, the Company paid down $300.0 million of term loans under the 2023 Term Loan Facility. The $300.0 million floating-fixed interest rate swap remains in place and continues to provide an effective hedge of the risk of changes in cash flows attributable to USD-LIBOR term loans through March 2023. For the three and nine months ended September 30, 2020, the Company recognized a gain of $0.9 million and a loss of $11.4 million, respectively, related to the changes in fair value of the interest rate swap which were recognized in OCI. As of September 30, 2020, interest rate swaps were a liability of $7.9 million reported in Other liabilities. As of December 31, 2019, interest rate swaps were an asset of $3.5 million reported in Other assets.

Foreign Currency Risk

As a result of our expansion outside of the United States, we have foreign operations in Germany, The Netherlands, United Kingdom, Singapore and The Republic of Ireland that expose us to risk from the effects of exchange rate movements of respective foreign currencies, which may affect future costs and cash flows. Foreign currency risk is the possibility that our results of operations or financial position could be affected by changes in exchange rates. Our exposure to foreign currency primarily relates to our foreign currency denominated in British pound sterling and Euro, included within Total investment in real estate, net, which was $1.3 billion and $1.0 billion as of September 30, 2020 and December 31, 2019, respectively. For the nine months ended September 30, 2020 and 2019, our Foreign currency translation adjustment included within Stockholders’ equity was an increase of $26.9 million and a decrease of $23.3 million, respectively.

As a result of our expansion into foreign countries, primarily in Europe, our exposure to foreign currency is expected to increase, primarily related to British pound sterling and Euro. We could mitigate future investment and operational foreign currency exposure by borrowing under our Amended Credit Agreement in the particular foreign currency, subject to availability and applicable borrowing conditions. However, we would expect to incur foreign currency transaction gains and losses, which would impact our consolidated net income, and translation of financial statements from the foreign functional currency to U.S. dollars, which would be included in Other comprehensive income or loss and Stockholders’ equity. As of September 30, 2020, we have outstanding borrowings under our Revolving Credit Facility of $109.4 million which is denominated in British pound sterling and $140.7 million which is denominated in Euros. As of September 30, 2020, we had $585.5 million outstanding under our Euro Bonds which is denominated in Euros. See Note 9, Debt, for further information.

In 2020, the Company entered into cross-currency swaps whereby the Company pays floating interest rate and receives floating interest rate to hedge the variability of future cash flows attributable to changes in the 1-month USD LIBOR versus EUR LIBOR rates (a pay-floating, receive-floating interest rate swap).

As of September 30, 2020, the Company has two cross-currency EUR/USD contracts to sell $500.0 million and purchase €450.7 million maturing in March 2023 representing a fair value liability of $29.9 million reported in Other Liabilities. As of December 31, 2019, our cross-currency swaps were a liability of $11.4 million reported in Other Liabilities.

For the three and nine months ended September 30, 2020, the cross-currency swaps were designated as net investment hedges and losses of $21.8 million and $20.1 million were recognized during this period due to the change in fair value and were recognized in OCI. The Company recognized gains on undesignated cross-currency contracts of $4.5 million for the nine months ended September 30, 2020, which are recognized in Foreign currency and derivative (losses) gains, net in the Condensed Consolidated Statements of Operations. The Company recognized gains on undesignated cross-currency contracts of $5.8 million and a translation loss on undesignated Euro borrowings of $0.3 million for the three and nine months ended September 30, 2019.

Commodity Price Risk
Certain of our operating costs are subject to price fluctuations caused by the volatility of the underlying commodity prices, including electricity used in our data center operations, and building materials, such as steel and copper, used in the construction of our data centers. In addition, the lead time to purchase certain equipment for our data centers is substantial which could result in increased costs for these construction projects. In addition, we have entered into several contracts to purchase electricity. As of September 30, 2020 and 2019, these contracts represent less than our forecasted usage.

Refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for a description of the Company's market risks. There were no material changes for the period ended September 30, 2020.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2020. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2020, the Company's disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The conditions caused by the COVID-19 pandemic, including recent increases in cases in certain markets in the U.S. in which we do business, also affect our customers and has both lengthened payment terms and increased rent abatements, which has not had a significant impact to date but may increasingly impact the timing and amount of rent we collect in the future. In addition, these conditions may negatively impact the demand for colocation and our services, delay the decision making of our customers, result in defaults or otherwise impair our customers' ability to timely pay us, as well as potentially impairing our ability to attract new customers, all of which could adversely affect our future sales, operating results, cash flows and overall financial performance. More generally, in response to the pandemic, government economic support to businesses and individuals impacted by the pandemic may not continue or be effective at alleviating the abrupt economic deterioration experienced to date and both the short-term and long-term impact of these actions on economic growth is uncertain.

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

The ongoing trade conflict and political tensions between the United States and the PRC may have an adverse effect on the fair value of our GDS investment as well as our financial condition and results of operations.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, our activities include our strategic partnership with GDS, a developer and operator of high-performance, large-scale data centers in the PRC. We also have an investment in GDS through our ownership of ADSs of GDS. This equity investment is accounted for using the fair value method and is therefore based on the fair value of our marketable equity investment in GDS with gains and losses recorded in our Consolidated Statements of Operations. The United States has recently advocated for and taken steps toward restricting trade in certain goods, particularly from the PRC. The PRC and certain other countries have retaliated and may further retaliate in response to new trade policies, treaties and tariffs implemented by the United States. Any further actions to increase existing tariffs or impose additional tariffs could result in an escalation of the trade conflict and may have a material negative impact on the economies of not just the United States and the PRC, but the global economy as a whole. In addition, if the PRC government were to increase tariffs on any of the items imported by GDS’s suppliers and contract manufacturers from the United States, GDS may not be able to find substitutes with the same quality and price in the PRC or from other countries. As a result, GDS’s costs could increase and its business, financial condition and results of operations may be adversely affected. There have also been recent media reports about deliberations within the U.S. government regarding potentially limiting or restricting PRC-based companies from accessing U.S. capital markets. If any legislation were to be enacted or any regulations were to be adopted along these lines, it could jeopardize GDS’s ability to keep its ADSs listed in the U.S., which could affect the trading price of the ADSs as well as the liquidity of our investment in GDS. To the extent that GDS’s stock price is negatively impacted by the changes in trade or investment policies, the prohibitions described below, treaties and tariffs, the fair value of our investment in GDS would be materially adversely affected.

Recently, the U.S. announced prohibitions on certain “transactions”, including without limitation “any acquisition, importation, transfer, installation, dealing in, or use of any information and communications technology or service”, by any person, or with respect to any property, subject to the jurisdiction of the United States with a certain mobile application that involves, among other things, (a) any provision of services to distribute or maintain such mobile application within the United States and (b) any provision of internet hosting services, content delivery network services or directly contracted or arranged internet transit or peering services, in each case that enable the functioning or optimization of such mobile application within the United States. The President has also issued an executive order with respect to another mobile application, although similar rules proposed by the U.S. Department of Commerce that identified the transactions prohibited by such order were subsequently withdrawn. While we are currently unable to predict whether the U.S. or other governments will impose any further restrictions, extend these restrictions to other industries, or the eventual impact of any such restrictions, the aforementioned prohibitions create uncertainty around our customers that are controlled by PRC entities, our customers’ ability to do business with PRC entities and our ability to do business with our PRC customers through our strategic partnership with GDS as well as GDS itself. If these measures, tariffs and prohibitions affect any of our or GDS’s customers and their business results and prospects, their demand for, or ability to pay for, our or GDS’s data center services may decrease, which may materially and adversely affect our or GDS’s financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the nine months ended September 30, 2020, the Company had no unregistered sales of equity securities or purchases of its common stock.

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

4.1
Fourth Supplemental Indenture, dated as of September 21, 2020, by and among CyrusOne LP and CyrusOne Finance Corp., as issuers, CyrusOne Inc., as guarantor and Wells Fargo Bank, N.A., as trustee, relating to the 2.150% Senior Notes due 2030 (Incorporated by reference to Exhibit 4.2 of Form 8-K, filed by CyrusOne Inc. on September 21, 2020 (Registration No. 001-35789)).

10.1†
Transition and Separation Agreement, dated as of July 2, 2020 by and between Venkatesh S. Durvasula and CyrusOne LLC (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed by CyrusOne Inc. on July 2, 2020 (Registration No. 001-35789)).

10.2†
Transition and Retirement Agreement, dated as of July 30, 2020 by and between Diane M. Morefield and CyrusOne LLC (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on July 31, 2020 (Registration No. 001-35789)).

10.3†	Offer Letter to John Hatem, dated as of August 29, 2020 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on September 2, 2020 (Registration No. 001-35789)).

10.4†
Severance Agreement, dated September 1, 2020 by and between John Hatem and CyrusOne Management Services LLC (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed by CyrusOne Inc. on September 2, 2020 (Registration No. 001-35789)).

10.5†+	Separation Agreement and Release of All Claims, dated as September 14, 2020, by and between Kevin Timmons and CyrusOne LLC.

10.6†	Offer Letter to Katherine Motlagh, dated as of October 4, 2020 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on October 9, 2020 (Registration No. 001-35789)).

10.7†
Severance Agreement, dated as of October 8, 2020 by and between Katherine Motlagh and CyrusOne Management Services LLC (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed by CyrusOne Inc. on October 9, 2020 (Registration No. 001-35789)).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 29th day of October, 2020.

CyrusOne Inc.

By:	/s/ Bruce W. Duncan
Bruce W. Duncan
President and Chief Executive Officer

By:	/s/ Diane M. Morefield
Diane M. Morefield
Executive Vice President and Chief Financial Officer

By:	/s/ Mark E. Skomal
Mark E. Skomal
Senior Vice President and Chief Accounting Officer