Form 10-K
period 2020-12-31
CyrusOne Inc.
filed 2021-02-19
CIK 1553023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
(972) 350-0060
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	CONE	The NASDAQ Global Select Market
1.450% Senior Notes due 2027	CONE27	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒
The aggregate market value of the Common Stock owned by non-affiliates on June 30, 2020, was $8.5 billion, computed by reference to the closing sale price of the Common Stock on the NASDAQ Global Select Market on such date.
There were 120,460,690 shares of Common Stock outstanding as of February 12, 2021.

Portions of the definitive proxy statement relating to the Company’s 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

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

CyrusOne Inc. is a real estate investment trust, or REIT, whose only material asset is its ownership of operating partnership units of CyrusOne LP. CyrusOne Inc. does not conduct business itself, other than acting as the sole beneficial owner and trustee of CyrusOne GP, a Maryland statutory trust, issuing public equity from time to time and guaranteeing certain debt of CyrusOne LP and certain of its subsidiaries. CyrusOne Inc., directly or indirectly, owns all the operating partnership units of CyrusOne LP as of December 31, 2020 and has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control. Effective February 1, 2021, the Company reorganized CyrusOne LP to classify the partnership as a regarded entity under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). See Part I, Item 1A "Risk Factors-Risks Related to Our Organization Structure" of this Annual Report on Form 10-K ("Form 10-K") for more information. CyrusOne Inc. itself does not issue any indebtedness but guarantees the debt of CyrusOne LP and certain of its subsidiaries, as disclosed in this report. CyrusOne LP and its subsidiaries hold substantially all the assets of the Company. CyrusOne LP conducts the operations of the business, along with its subsidiaries, and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by CyrusOne Inc., which are generally contributed to CyrusOne LP in exchange for operating partnership units, CyrusOne LP generates the capital required for the Company's business through CyrusOne LP's operations and incurrence of indebtedness.

As of December 31, 2020, the total number of outstanding shares of our common stock was approximately 120.4 million.

On November 19, 2020, the Securities and Exchange Commission (“SEC”) adopted amendments to Regulation S-K Items 301, 302 and 303, which became effective on February 10, 2021. Although mandatory compliance is not required until our fiscal year ending December 31, 2021, early adoption is permitted, and we have elected to early adopt amended Regulation S-K Items 301, 302 and 303 in this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K, together with other statements and information publicly disseminated by our company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.
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
The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•the potential widespread and highly uncertain impact of public health outbreaks, epidemics and pandemics, such as the COVID-19 pandemic;
•loss of key customers;

•indemnification and liability provisions as well as service level commitments in our contracts with customers imposing     significant costs on us in the event of losses;

•economic downturn, natural disaster or oversupply of data centers in the limited geographic areas that we serve;

•risks related to the development of our properties including, without limitation, obtaining applicable permits, power and connectivity, and our ability to successfully lease those properties;

•weakening in the fundamentals for data center real estate, including but not limited to increased competition, falling market rents, decreases in or slowed growth of global data, e-commerce and demand for outsourcing of data storage and cloud-based applications;

•loss of access to key third-party service providers and suppliers;

•risks of loss of power or cooling which may interrupt our services to our customers;

•inability to identify and complete acquisitions and operate acquired properties;

•our failure to obtain necessary outside financing on favorable terms, or at all;

•restrictions in the instruments governing our indebtedness;

•risks related to environmental, social and governance matters;

•unknown or contingent liabilities related to our acquisitions;

•significant competition in our industry;

•recent turnover, or the further loss of, any of our key personnel;

•risks associated with real estate assets and the industry;

•failure to maintain our status as a REIT or to comply with the highly technical and complex REIT provisions of the Code;

•REIT distribution requirements could adversely affect our ability to execute our business plan;

•insufficient cash available for distribution to stockholders;

•future offerings of debt may adversely affect the market price of our common stock;

•increases in market interest rates will increase our borrowing costs and may drive potential investors to seek higher dividend yields and reduce demand for our common stock;

•market price and volume of stock could be volatile;

•risks related to regulatory changes impacting our customers and demand for colocation space in particular geographies;

•our international activities, including those conducted as a result of land acquisitions and with respect to leased land and buildings, are subject to special risks different from those faced by us in the United States;

•the continuing uncertainty about the future relationship between the United Kingdom and the European Union following the United Kingdom’s withdrawal from the European Union;

•expanded and widened price increases in certain selective materials for data center development capital expenditures due to international trade negotiations;

•failure to comply with anti-corruption laws and regulations;

•legislative or other actions relating to taxes;

•any significant security breach or cyber-attack on us or our key partners or customers;

•the ongoing trade conflict between the United States and the People's Republic of China ("PRC");

•increased operating costs and capital expenditures at our facilities, including those resulting from higher utilization by our customers, general market conditions and inflation, exceeding revenue growth; and
•other factors affecting the real estate and technology industries generally.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A “Risk Factors” of this Form 10-K. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We disclaim any obligation other than as required by law to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors or for new information, data or methods, future events or other changes.

PART I
ITEM 1.    BUSINESS
The Company

We are a fully integrated, self-managed data center real estate investment trust ("REIT") that owns, operates and develops enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Founded in 2001, CyrusOne Inc. successfully completed an initial public offering and began trading on the NASDAQ Exchange on January 18, 2013. Our data centers are generally purpose-built facilities with redundant power and cooling. They are not network specific and enable customer connectivity to a range of telecommunication carriers. We design, build, and operate facilities across the United States, Europe and Asia that give customers the flexibility and scale to match their specific growth needs. CyrusOne specializes in highly reliable enterprise data center colocation, engineering facilities with the highest power redundancy (i.e., "distributed redundant" architecture and in some cases "2N architecture") and power-density infrastructure required to deliver excellent availability. For a discussion of the steps we have taken to mitigate the potential risks to us posed by COVID-19 as well as its effects on our business, see Part II, Item 7 of this Form 10-K.

Our strategy is focused on hyperscale cloud based providers and enterprises, including existing customers we believe have significant data center infrastructure needs that have not yet been outsourced or will require additional data center space and power to support their growth and their increasing reliance on technology infrastructure in their operations. We believe our capabilities and reputation for serving the needs of large hyperscale providers and enterprises will continue to enable us to capitalize on the growing demand for outsourced data center facilities in our markets and in new markets where our customers are located or plan to be located in the future.

The following diagram depicts our ownership structure as of December 31, 2020:

Public Stockholders
100% Common Stock
CyrusOne Inc. (the REIT)
100% Beneficial Ownership Interest
CyrusOne GP (sole general partner)
100% Limited Partnership Interest
100% General Partnership Interest
CyrusOne LP (our operating partnership)
100%
100%
U.S. Taxable REIT Subsidiaries
100%
Non-U.S. Taxable REIT Subsidiaries
Operating and Development Properties (U.S. and Non U.S. Subsidiaries)

Our Business
We provide mission-critical data center real estate assets that protect and ensure the continued operation of information technology ("IT") infrastructure for our customers. We provide twenty-four hours-a-day, seven-days-a-week security guard monitoring with customizable security features. Our goal is to be the preferred global data center provider to hyperscale cloud companies and to the global Fortune 1000 enterprises. Currently, CyrusOne customers include 191 of the Fortune 1000 companies as well as nine of the Fortune 20 or private or foreign enterprises of equivalent size, together representing approximately 79% of our annualized rent as of December 31, 2020. See Our Portfolio discussion for the definition of annualized rent. CyrusOne's growth over the past 16 years has made it the third-largest data center provider in the U.S. based on the National Association of Real Estate Investment Trusts ("NAREIT") REITWatch report as of November 30, 2020.

Data centers are highly specialized and secure real estate assets that serve as centralized deployments of server, storage and network equipment. They are designed to provide the space, power, cooling and network connectivity necessary to efficiently operate mission-critical IT equipment. Telecommunications carriers typically provide network access into a data center through optical fiber. The demand for data center infrastructure is being driven by many factors, but most importantly by significant growth in data and increased demand for data processing and storage infrastructure. The market for data center facilities includes cloud-centric companies with sophisticated technology requirements, as well as established “traditional” enterprises that are web-enabling their applications and business processes.

We cultivate long-term strategic relationships with our customers and provide them with solutions for their data center facilities and IT infrastructure challenges. The Company provides high-quality colocation with robust connectivity and the flexibility for customers to scale for future growth. Our offerings provide flexibility, reliability and security delivered through a tailored, customer service-focused platform that is designed to foster long-term relationships. We focus on technology and large cloud computing customers that are expanding their data needs rapidly in the public and private cloud environments to provide them with solutions that address their current and future needs. Our facilities and construction design allow us to offer flexibility in density and power resiliency, and the opportunity for expansion as our customers' needs grow. The Company's network of 55 owned or leased data centers and investments with other colocation providers, enable us to provide our customers with solutions in the United States, Europe and Asia. The platform enables high-performance, low-cost data transfer and accessibility for customers.

As a full-service provider of data center solutions, our primary revenue sources consist of colocation rent and power reimbursements from the lease of our data centers and services or products we provide to our customers including managed services, equipment sales, installation and other services. Colocation leases may include all or portions of a data center, where customers may also lease office space to support their colocation operations. Revenue is primarily based on power usage as well as square footage. Managed services are provided in certain contracts pursuant to terms ranging from one to five years and include monitoring computer equipment, managing backups and storage, utilization reporting and other related ancillary information technology services using our equipment. Equipment sales, where title transfers to the customer, typically consist of servers, switches, networking equipment, cable infrastructure, cabinets and other miscellaneous technology communication equipment typically installed in our colocation facilities. Other services are generally one-time services and include installation of customer equipment, including products we sell to our tenants, performing customer system reboots, server cabinet and cage management, power monitoring, shipping and receiving, resolving technical issues, and other hands-on service requested by the customer.

Our Competitive Strengths

Our ability to attract and retain the world’s largest customers is attributed to the following competitive strengths, which distinguish us from other data center operators and enable us to continue to grow our operations.
High Quality Customer Base. The high quality of our assets, combined with our reputation for serving the needs of large enterprises and cloud companies, has enabled us to focus on the Fortune 1000, or other companies of equivalent size, to build a quality customer base. We currently have approximately 1,000 customers from a broad spectrum of industries. Our revenue is generated by an enterprise customer base, as evidenced by the fact that as of December 31, 2020, 79% of our annualized rent comes from 191 of the Fortune 1000 companies as well as nine of the Fortune 20 or private or foreign enterprises of equivalent size. We serve a diversity of industries, including information technology, financial services, energy, oil and gas, mining, medical, research and consulting services, and consumer goods and services.
Microsoft Corporation represented 19% of our total revenue for the year ended December 31, 2020 and 20% of our annualized rent as of December 31, 2020.
Strategically Located Portfolio. Our portfolio is located in several domestic and international markets possessing attractive characteristics for enterprise-focused data center operations. We have domestic properties in seven of the largest metropolitan areas in the U.S. (Northern Virginia, New York, Chicago, Houston, Phoenix, San Antonio and Dallas) and five of the largest metropolitan areas for Fortune 500 headquarters (New York, Houston, Dallas, Chicago and Santa Clara). We also have ten properties in international markets including four in London, United Kingdom, three in Frankfurt, Germany, one in Singapore, one in Amsterdam, The Netherlands and one in Dublin, the Republic of Ireland. We have data centers under construction in Santa Clara, California, Dublin, the Republic of Ireland, Frankfurt, Germany, London, United Kingdom and Paris, France. We believe cities with large populations or a large number of corporate headquarters are likely to produce incremental demand for IT infrastructure. In addition, being located close to our current and potential customers provides chief information officers ("CIOs") with additional confidence when outsourcing their data center infrastructure to us.
Modern, High Quality, Flexible Facilities. Our portfolio includes highly efficient, reliable facilities with flexibility to customize customer solutions and accessibility to hundreds of connectivity providers. To optimize the delivery of power, our properties include modern engineering technologies designed to minimize unnecessary power usage and, in our newest facilities, we are able to provide power utilization efficiency ratios that we believe to be among the best in the multi-tenant data center industry. Fortune 1000 CIOs are frequently dividing their application stacks into various groups as some applications require 100% availability, while others may require significant power to support complex computing, or robust connectivity. Our facility design enables us to deliver different power densities and resiliencies to the same customer footprint, allowing customers to tailor solutions to meet their application needs. In addition, the National IX Platform and other connectivity solutions, discussed below, provide access to hundreds of telecommunication and Internet carriers.

Massively Modular® Construction Methods. Our Massively Modular® data center design principles allow us to efficiently stage construction on a large scale and deliver critical power and colocation square feet (CSF) in a timeframe that we believe is one of the best in the industry. We acquire or build a large powered shell capable of scaling with our customers’ power and colocation space needs. Once the building shell is ready, we can build individual data center halls in portions of the building space to meet the needs of customers on a modular basis. This modular data center hall construction typically can be completed in 12 to 16 weeks to meet our customers’ immediate needs. This short construction timeframe ensures a very high utilization of the assets and minimizes the time between our capital investment and the recognition of customer revenue, favorably impacting our return on investment while also translating into lower costs for our customers. Our design principles also allow us to add incremental equipment to increase power densities as our customers’ power needs increase, which provides our customers with a significant amount of flexibility to manage their IT demands. We believe this Massively Modular® approach allows us to respond to rapidly evolving customer needs and to commit capital toward the highest return projects.
Significant Leasing Capability. Our focus on the customer, our ability to scale with their needs, and our operational excellence provide us with embedded future growth from our customer base. During 2020, we signed new leases representing $156.8 million in annualized revenue, with previously existing customers accounting for approximately 94% of this amount. Since December 31, 2019, we have increased our CSF by approximately 500,000 square feet or 12%, while maintaining a high percentage of CSF utilized of 84% and 85% as of December 31, 2020 and 2019, respectively.
Significant, Attractive Expansion Opportunities. As of December 31, 2020, we had 2.3 million gross square feet (GSF) of powered shell available for future development and approximately 534 acres of land that are available for future data center facility development, consisting of 476 acres in U.S. markets and 58 acres in Europe. The powered shell available for future development in locations that are part of our portfolio consist of approximately 768,000 GSF in the Northeast (Raleigh-Durham, Northern Virginia and New York Metro), 830,000 GSF in the Southwest (Texas and Phoenix), 478,000 GSF in the Midwest (Chicago, Cincinnati and Iowa) and 230,000 GSF in our international markets (London, Frankfurt, Amsterdam and Singapore). Our current development properties and available acreage were selected based on extensive site selection criteria and the collective industry knowledge and experience of our management team, with a focus on markets with a strong presence of and high demand by Fortune 1000 companies and providers of cloud services. As a result, we believe that our development portfolio contains properties that are located in markets with attractive supply and demand conditions and that possess suitable physical characteristics to support data center infrastructure.
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

Balance Sheet Positioned to Fund Continued Growth. As of December 31, 2020, we had $1,712.4 million in available liquidity, including $956.3 million in borrowing capacity under our Amended Credit Agreement. The Amended Credit Agreement consists of a $1.4 billion revolving credit facility ("Revolving Credit Facility"), which includes a $750.0 million multicurrency borrowing sublimit, a 3-year term loan with commitments totaling $400.0 million ("2023 Term Loan Facility") and a $700.0 million 5-year term loan ("2025 Term Loan Facility") (collectively, the "Amended Credit Agreement"). The Amended Credit Agreement also includes an accordion feature providing for an aggregate increase in the revolving and term loan components to $4.0 billion, subject to certain conditions. We believe that we are appropriately capitalized with sufficient financial flexibility and capacity to fund our anticipated growth. See Part II, Item 7 of this Form 10-K for a discussion of our short-term liquidity.

Experienced Sales Force with Partner Channel. We have an experienced sales force with a particular expertise in selling to large enterprises and providers of cloud services, which can require extensive consultation and drive long sales cycles as these enterprises make the initial outsourcing decision. As of December 31, 2020, we had 61 sales-related employees. We believe the depth, knowledge, and experience of our sales team differentiates us from other data center companies, and we are not as dependent on brokers to identify and acquire customers as some other companies in the industry. To complement our direct sales efforts, we have developed a robust network of partners, including value added resellers, systems integrators and hosting providers.

Business and Growth Strategies
Our objective is to grow our revenue and earnings, and maximize stockholder returns and cash flow, by continuing to expand our data center infrastructure outsourcing business.
Increasing Revenue from Existing Customers and Properties. We have historically generated a significant portion of our revenue growth from our existing customers, with previously existing customers accounting for approximately 94%, 75% and 86% of annualized revenue from new leases during 2020, 2019 and 2018, respectively. We will continue to target our existing customers because we believe that many have significant data center infrastructure needs that have not yet been outsourced, and many will require additional data center space and power to support their growth and their increasing reliance on technology infrastructure in their operations. To address new demand, as of December 31, 2020, we have approximately 2.2 million GSF currently available for lease. We also have approximately 0.8 million GSF under development, as well as 2.3 million GSF of additional powered shell space under roof available for future development and approximately 534 acres of land that are available for future data center facility development.
Attracting and Retaining New Customers. Increasingly, enterprises are beginning to recognize the complexities of managing data center infrastructure in the midst of digitalization and rapid technological development and innovation. We believe that these complexities, brought about by the rapidly increasing levels of Internet traffic and data, private and public cloud adoption, obsolete existing corporate data center infrastructure, increased power and cooling requirements and increased regulatory requirements, are all driving the need for companies to outsource their data center facility requirements. Consequently, this will significantly increase the percentage of companies that use third-party data center colocation services over the next several years. We believe that our high-quality assets and reputation for serving cloud providers and large enterprises have been, and will be, key differentiators for us in attracting customers that are outsourcing their data center infrastructure needs.
We acquire customers through a variety of channels. We have historically managed our sales process through a direct-to-the-customer model but also utilize third-party leasing agents and indirect leasing channels to expand our universe of potential new customers. Over the past few years, we have developed a network of partners in our indirect leasing channels, including value added resellers, systems integrators and hosting providers. These channels, in combination with our marketing strategies, have enabled us to build both a strong brand and outreach program to new customers. Throughout the life cycle of a customer’s lease with us, we maintain a disciplined approach to monitoring their experience, with the goal of providing the highest level of customer service. This personal attention fosters a strong relationship and trust with our customers, which lead to future growth and leasing renewals.
Expanding into New Markets. Our expansion strategy focuses on acquiring and developing new data centers, both domestically and internationally, in markets where our customers are located and in markets with a strong presence of and high demand by Fortune 1000 customers and providers of cloud services. We conduct extensive analysis to ensure an identified market displays strong data center fundamentals, independent of the demand presented by any particular customer. In addition, we consider markets where our existing customers want us to be located. We regularly communicate with our customers to understand their business strategies and potential data center needs. We believe that this approach, combined with our Massively Modular® construction design, reduces the risk associated with expansion into new markets because it provides strong visibility into our leasing opportunities and helps to ensure targeted returns on new developments. When considering a new market, we take a disciplined approach in evaluating potential business, property and site acquisitions, including a site’s geographic attributes, availability of telecommunications and connectivity providers, access to power, and expected costs for development.
Growing Interconnection Business. Our National IX Platform and other connectivity solutions deliver interconnection across states and between metro-enabled sites within the CyrusOne facility footprint and beyond. The National IX Platform enables high-performance, low-cost data transfer and accessibility for our customers seeking to connect between CyrusOne facilities, from CyrusOne to their own private data center facility, or with one another via private peering, cross connects and/or public switching environments. Interconnection within a facility or on the National IX Platform and other connectivity solutions allow our customers to share information and conduct commerce in a highly efficient manner not requiring a third-party intermediary, and at a fraction of the cost normally required to establish such a connection between two enterprises. The demand for interconnection creates additional rental and revenue growth opportunities for us, and we believe that customer interconnections increase our likelihood of customer retention by providing an environment not easily replicated by competitors. We act as a trusted neutral party that enterprises, carriers and content companies utilize to connect to each other.
Our Portfolio
We operate 55 data centers, including two recovery centers, totaling 8.0 million GSF, of which 84% of the CSF is leased and has 874 megawatts ("MW") of power capacity. This includes 13 buildings where we lease such facilities. We are lessee of approximately 11% of our total GSF as of December 31, 2020. Also included in our total GSF, CSF and MW are pre-stabilized assets (which include data halls that have been in service for less than 24 months and are less than 85% leased) that have approximately 404,187 GSF and 39% of the CSF is leased with capacity of 41 MW of power.
In addition, we have properties under development comprising approximately 0.8 million GSF and 73 MW of power capacity. The estimated remaining total costs to develop these properties is projected to be between $321.0 million and $396.0 million. The final costs to develop are likely to change depending on several factors including the customer capital improvements required based on the future lease contracts executed on such properties. We also have 534 acres of land available for future data center development. The following tables provide an overview of our operating and development properties as of December 31, 2020.

CyrusOne Inc.
Data Center Portfolio
As of December 31, 2020
(unaudited)

			Gross Square Feet (GSF)(a)							Powered Shell Available for Future Development (GSF)(k) (000)	Available Critical Load Capacity (MW)(l)
Stabilized Properties(b)	Metro Area	Annualized Rent(c) ($000)	Colocation Space (CSF)(d) (000)	CSF Occupied(e)	CSF Leased(f)	Office & Other(g) (000)	Office & Other Occupied(h)	Supporting Infrastructure(i) (000)	Total(j) (000)
Dallas - Carrollton	Dallas	$95,690	428	77%	79%	83	45%	133	644	—	60
Northern Virginia - Sterling V	Northern Virginia	68,889	383	99%	99%	11	100%	145	539	231	69
Northern Virginia - Sterling VI	Northern Virginia	57,786	272	100%	100%	35	—%	—	307	—	57
Frankfurt II	Frankfurt	40,140	90	100%	100%	9	100%	72	171	10	35
Somerset I	New York Metro	34,594	153	86%	86%	27	99%	149	329	28	23
Northern Virginia - Sterling II	Northern Virginia	34,575	159	100%	100%	9	100%	55	223	—	30
San Antonio III	San Antonio	32,727	132	100%	100%	9	100%	43	184	—	24
Chicago - Aurora I	Chicago	32,686	113	98%	98%	34	100%	223	371	27	52
Houston - Houston West I	Houston	28,789	112	76%	76%	11	100%	37	161	3	32
Dallas - Lewisville*	Dallas	28,272	114	75%	75%	11	59%	54	180	—	21
Phoenix - Chandler VI	Phoenix	27,460	148	100%	100%	6	100%	32	187	279	24
Cincinnati - 7th Street***	Cincinnati	26,252	197	52%	52%	6	61%	175	378	46	17
Totowa - Madison*	New York Metro	26,023	51	87%	87%	22	86%	59	133	—	12
Frankfurt I	Frankfurt	25,390	53	97%	97%	8	91%	57	118	—	18
Cincinnati - North Cincinnati	Cincinnati	22,914	65	99%	99%	45	79%	53	163	62	12
Austin III	Austin	22,889	62	68%	68%	15	81%	21	98	67	11
Houston - Houston West II	Houston	21,461	80	71%	71%	4	97%	55	139	11	12
Phoenix - Chandler I	Phoenix	20,918	74	99%	99%	35	12%	39	147	31	12
Northern Virginia - Sterling I	Northern Virginia	20,533	78	100%	100%	6	69%	49	132	—	12
Phoenix - Chandler II	Phoenix	20,389	74	100%	100%	6	53%	26	105	—	12
Raleigh-Durham I	Raleigh-Durham	19,907	94	88%	94%	16	95%	82	192	235	14
Phoenix - Chandler III	Phoenix	19,684	68	100%	100%	2	—%	30	101	—	12
San Antonio I	San Antonio	19,498	44	99%	99%	6	83%	46	96	11	12
Northern Virginia - Sterling III	Northern Virginia	19,234	79	100%	100%	7	100%	34	120	—	15
Wappingers Falls I*	New York Metro	18,591	37	62%	62%	20	86%	15	72	—	7
Northern Virginia - Sterling IV	Northern Virginia	17,743	81	100%	100%	7	100%	34	122	—	15
San Antonio II	San Antonio	15,917	64	100%	100%	11	100%	41	117	—	12
Austin II	Austin	15,719	44	88%	88%	2	100%	22	68	—	7
Phoenix - Chandler V	Phoenix	15,629	72	100%	100%	1	95%	16	89	13	12
London II*	London	13,658	64	100%	100%	10	100%	93	166	4	21
London I*	London	13,615	30	100%	100%	12	56%	58	100	9	12
Phoenix - Chandler IV	Phoenix	12,245	73	100%	100%	3	100%	27	103	—	12
San Antonio IV	San Antonio	12,014	60	100%	100%	12	100%	27	99	—	12
Florence	Cincinnati	10,822	53	99%	99%	47	87%	40	140	—	9
Houston - Galleria	Houston	9,835	63	39%	39%	23	24%	25	112	—	11
Cincinnati - Hamilton*	Cincinnati	9,082	47	65%	65%	1	100%	35	83	—	9
Houston - Houston West III	Houston	7,271	53	45%	48%	10	13%	32	95	209	6
Chicago - Aurora II (DH #1)	Chicago	6,678	77	53%	53%	45	1%	14	136	272	16
London III*	London	6,522	20	100%	100%	2	100%	45	67	1	6
London - Great Bridgewater**	London	5,917	10	91%	91%	—	—%	1	11	—	1
Stamford - Riverbend*	New York Metro	5,514	20	23%	23%	—	—%	8	28	—	5
Norwalk I*	New York Metro	5,157	13	99%	99%	4	67%	41	58	87	3
Cincinnati - Mason	Cincinnati	4,932	34	100%	100%	26	98%	17	78	—	4
Dallas - Allen (DH #1)	Dallas	3,294	79	16%	16%	—	—%	58	137	204	6
Chicago - Lombard	Chicago	2,538	14	62%	62%	4	45%	12	30	29	2

CyrusOne Inc.
Data Center Portfolio
As of December 31, 2020
(Unaudited)
			Gross Square Feet (GSF)(a)							Powered Shell Available for Future Development (GSF)(k) (000)	Available Critical Load Capacity (MW)(l)
Stabilized Properties(b)	Metro Area	Annualized Rent(c) ($000)	Colocation Space (CSF)(d) (000)	CSF Occupied(e)	CSF Leased(f)	Office & Other(g) (000)	Office & Other Occupied(h)	Supporting Infrastructure(i) (000)	Total(j) (000)
Amsterdam I	Amsterdam	$2,338	39	100%	100%	15	100%	40	94	207	4
Frankfurt III	Frankfurt	1,606	85	100%	100%	13	100%	72	170	—	31
San Antonio V	San Antonio	892	134	40%	89%	7	100%	38	179	1	15
Totowa - Commerce*	New York Metro	728	—	—%	—%	20	44%	6	26	—	—
Cincinnati - Blue Ash*	Cincinnati	557	6	36%	36%	7	100%	2	15	—	1
Singapore - Inter Business Park**	Singapore	388	3	20%	20%	—	—%	—	3	—	1
Stamford - Omega*	New York Metro	321	—	—%	—%	19	23%	4	22	—	—
Stabilized Properties - Total		$986,224	4,398	85%	87%	745	63%	2,491	7,634	2,077	833
Pre-Stabilized Properties(b)
Northern Virginia - Sterling VIII	Northern Virginia	8,587	61	37%	37%	4	—%	25	90	—	6
Phoenix - Chandler V (DH #2)	Phoenix	2,344	71	35%	56%	1	100%	8	81	—	12
Somerset I (DH #14)	New York Metro	1,634	16	82%	82%	—	—%	—	16	—	2
Northern Virginia - Sterling IX	Northern Virginia	1,049	53	27%	40%	1	—%	66	120	187	6
Council Bluffs I	Iowa	263	42	9%	15%	14	—%	18	73	42	5
London II* (DH #3)	London	—	17	—%	—%	—	—%	—	17	—	7
London I* (DH #1)	London	—	8	—%	—%	—	—%	—	8	—	3
All Properties - Total		$1,000,101	4,665	82%	84%	766	61%	2,607	8,038	2,305	874

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

(a)Represents the total square feet of a building under lease or available for lease based on engineers' drawings and estimates but does not include space held for development or space used by CyrusOne.
(b)Stabilized properties include data halls that have been in service for at least 24 months or are at least 85% leased. Pre-stabilized properties include data halls that have been in service for less than 24 months and are less than 85% leased.
(c)Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2020 multiplied by 12. For the month of December 2020, customer reimbursements were $173.6 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From January 1, 2019 through December 31, 2020, customer reimbursements under leases with separately metered power constituted between 13.5% and 19.4% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2020 was $1,000.7 million. Our annualized effective rent was lower than our annualized rent as of December 31, 2020 because our negative straight-line and other adjustments and amortization of deferred revenue exceeded our positive straight-line adjustments due to factors such as the timing of contractual rent escalations and customer payments for services.
(d)CSF represents the GSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.
(e)Percent occupied is determined based on CSF billed to customers under signed leases as of December 31, 2020 divided by total CSF. Leases signed but that have not commenced billing as of December 31, 2020 are not included.
(f)Percent leased is calculated by dividing CSF under signed leases for colocation space (whether or not the lease has commenced billing) by total CSF.
(g)Represents the GSF at an operating facility that is currently leased or readily available for lease as space other than CSF, which is typically office and other space.
(h)Percent occupied is determined based on Office & Other space being billed to customers under signed leases as of December 31, 2020 divided by total Office & Other space. Leases signed but not commenced as of December 31, 2020 are not included.
(i)Represents infrastructure support space, including mechanical, telecommunications and utility rooms, as well as building common areas.
(j)Represents the GSF at an operating facility that is currently leased or readily available for lease. This excludes existing vacant space held for development.
(k)Represents space that is under roof that could be developed in the future for GSF, rounded to the nearest 1,000.
(l)Critical power capacity represents the gross aggregate of UPS power installed and available to provide multiple redundancy levels for lease and exclusive use by customers. Capacity is stated in megawatts as represented by UPS manufacturer nameplate ratings and does not include ancillary UPS capacity not configured for the direct support of leased customer critical IT load (e.g. dedicated office power, office disaster recovery UPS, or UPS utilized by CyrusOne for infrastructure control circuits). The available critical load capacity was restated for certain properties as compared to our September 30, 2020 disclosure based on a reconciliation performed for each property. Does not sum to total due to rounding.

CyrusOne Inc.
GSF Under Development
As of December 31, 2020
(Dollars in millions)
(unaudited)

			GSF Under Development(a)						Under Development Costs(b)
Facilities	Metro Area	Estimated Completion Date	Colocation Space (CSF) (000)	Office & Other (000)	Supporting Infrastructure (000)	Powered Shell(c) (000)	Total (000)	Critical Load MW Capacity(d)	Actual to Date(e)	Estimated Costs to Completion(f)	Total
San Antonio V	San Antonio	1Q'21	—	8	—	—	8	6.0	$0	$25-27	$25-27
Somerset I (DH #15 and #16)	New York	1Q'21	54	—	9	—	63	5.0	11	25-30	36-41
Cincinnati - North Cincinnati	Cincinnati	2Q'21	3	—	—	—	3	2.0	—	9-12	9-12
Dublin I	Dublin	2Q'21	76	19	32	78	204	12.0	64	47-64	111-128
London III	London	2Q'21	19	—	—	—	19	6.0	12	19-24	31-36
Northern Virginia - Sterling VIII	Northern Virginia	2Q'21	—	—	—	—	—	6.0	—	20-23	20-23
Frankfurt III (DH #2 and #3)	Frankfurt	2Q'21	23	3	29	—	55	9.0	14	9-13	23-27
Paris I(g)	Paris	2Q'21	26	4	15	201	246	6.0	21	34-47	55-68
Frankfurt III (DH #4)	Frankfurt	3Q'21	15	3	15	—	33	4.0	5	8-11	13-16
Frankfurt IV	Frankfurt	4Q'22	73	11	39	—	122	17.0	—	125-145	125-145
Total			289	47	137	279	753	73.0	$127	$321-396	$448-523

(a)Represents GSF at a facility for which, as of December 31, 2020, activities have commenced or are expected to commence in the next 2 quarters to prepare the space for its intended use. Estimates and timing are subject to change. May not sum to total due to rounding.
(b)London development costs are GBP-denominated and shown as USD-equivalent based on an exchange rate of 1.37 as of December 31, 2020. Dublin, Frankfurt and Paris development costs are EUR-denominated and shown as USD-equivalent based on an exchange rate of 1.23 as of December 31, 2020.
(c)Represents GSF under construction that, upon completion, will be powered shell available for future development into GSF.
(d)Critical power capacity represents the gross aggregate of UPS power installed and available to provide multiple redundancy levels for lease and exclusive use by customers. Capacity is stated in megawatts as represented by UPS manufacturer nameplate ratings and does not include ancillary UPS capacity not configured for the direct support of leased customer critical IT load.
(e)Actual to date is the cash investment as of December 31, 2020. There may be accruals above this amount for work completed, for which cash has not yet been paid.
(f)Represents management’s estimate of the total costs required to complete the current GSF under development. There may be an increase in costs if customers require greater power density.
(g)Paris I is 100% pre-leased, with development planned in phases through mid-2026 to align with customer commitments.

Customer Diversification

Our portfolio is currently leased to approximately 1,000 customers, many of which are leading global companies. The following table sets forth information regarding the 20 largest customers, including their affiliates, in our portfolio based on annualized rent as of December 31, 2020:
CyrusOne Inc.
Customer Sector Diversification(a)
As of December 31, 2020
(unaudited)

	Principal Customer Industry	Number of Locations	Annualized Rent(b) (000)	Percentage of Portfolio Annualized Rent(c)	Weighted Average Remaining Lease Term in Months(d)
1	Information Technology	11	$195,581	19.6%	90.1
2	Information Technology	11	70,461	7.0%	22.3
3	Information Technology	5	56,062	5.6%	43.3
4	Information Technology	5	46,222	4.6%	30.5
5	Information Technology	6	41,633	4.2%	41.4
6	Information Technology	9	25,394	2.5%	41.1
7	Information Technology	7	19,781	2.0%	27.0
8	Financial Services	1	19,462	1.9%	123.0
9	Information Technology	3	17,092	1.7%	35.9
10	Healthcare	2	15,852	1.6%	84.0
11	Research and Consulting Services	3	13,258	1.3%	22.0
12	Financial Services	4	11,019	1.1%	87.2
13	Telecommunication Services	2	10,191	1.0%	10.5
14	Telecommunication Services	2	9,991	1.0%	39.4
15	Information Technology	1	9,734	1.0%	38.6
16	Consumer Staples	3	9,235	0.9%	2.5
17	Telecommunication Services	1	8,330	0.8%	82.4
18	Industrials	5	8,033	0.8%	26.2
19	Information Technology	1	7,657	0.8%	7.2
20	Telecommunication Services	8	7,589	0.8%	25.0
			$602,578	60.3%	56.4

(a)Customers and their affiliates are consolidated.
(b)Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2020, multiplied by 12. For the month of December 2020, customer reimbursements were $173.6 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From January 1, 2019 through December 31, 2020, customer reimbursements under leases with separately metered power constituted between 13.5% and 19.4% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2020 was $1,000.7 million. Our annualized effective rent was lower than our annualized rent as of December 31, 2020 because our negative straight-line and other adjustments and amortization of deferred revenue exceeded our positive straight-line adjustments due to factors such as the timing of contractual rent escalations and customer payments for services.
(c)Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of December 31, 2020, which was approximately $1,000.1 million.
(d)Weighted average based on customer’s percentage of total annualized rent expiring and is as of December 31, 2020, assuming that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.

Lease Distribution

The following table sets forth information relating to the distribution of customer leases in the properties in our portfolio, based on GSF under lease as of December 31, 2020:
CyrusOne Inc.
Lease Distribution
As of December 31, 2020
(unaudited)

GSF Under Lease(a)	Number of Customers(b)	Percentage of All Customers	Total Leased GSF(c) (000)	Percentage of Portfolio Leased GSF	Annualized Rent(d) (000)	Percentage of Annualized Rent
0-999	632	67%	127	2%	$96,007	10%
1000-2499	115	12%	179	3%	46,517	4%
2500-4999	67	7%	236	4%	47,217	5%
5000-9999	43	5%	302	5%	49,128	5%
10000+	87	9%	5,012	86%	761,232	76%
Total	944	100%	5,856	100%	$1,000,101	100%

(a)Represents all leases in our portfolio, including colocation, office and other leases.
(b)Represents the number of customers occupying data center, office and other space as of December 31, 2020. This may vary from total customer count as some customers may be under contract but have yet to occupy space.
(c)Represents the total square feet at a facility under lease and that has commenced billing, excluding space held for development or space used by CyrusOne. A customer’s leased GSF is estimated based on such customer’s direct CSF or office and light-industrial space plus management’s estimate of infrastructure support space, including mechanical, telecommunications and utility rooms, as well as building common areas.
(d)Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2020, multiplied by 12. For the month of December 2020, customer reimbursements were $173.6 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From January 1, 2019 through December 31, 2020, customer reimbursements under leases with separately metered power constituted between 13.5% and 19.4% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2020 was $1,000.7 million. Our annualized effective rent was lower than our annualized rent as of December 31, 2020 because our negative straight-line and other adjustments and amortization of deferred revenue exceeded our positive straight-line adjustments due to factors such as the timing of contractual rent escalations and customer payments for services.

Lease Expiration

The following table sets forth a summary schedule of the customer lease expirations for leases in place as of December 31, 2020, plus available space, for each of the 10 full calendar years beginning January 1, 2021, at the properties in our portfolio.
CyrusOne Inc.
Lease Expirations
As of December 31, 2020
(unaudited)

Year(a)	Number of Leases Expiring(b)	Total GSF Expiring (000)	Percentage of Total GSF	Annualized Rent(c) (000)	Percentage of Annualized Rent	Annualized Rent at Expiration(d) (000)	Percentage of Annualized Rent at Expiration
Available		2,178	27%
Month-to-Month	1,484	208	3%	$39,394	4%	$42,355	4%
2021	3,225	728	9%	175,710	18%	182,041	16%
2022	2,062	830	10%	148,330	15%	155,371	14%
2023	1,497	1,023	13%	163,263	16%	176,342	16%
2024	351	501	6%	111,226	11%	123,231	11%
2025	170	284	4%	43,477	4%	55,275	5%
2026	64	670	8%	104,585	10%	111,564	10%
2027	42	552	7%	93,866	9%	108,449	10%
2028	18	278	3%	35,779	4%	40,340	4%
2029	8	83	1%	6,863	1%	8,832	1%
2030	8	160	2%	7,432	1%	20,003	2%
2031 - Thereafter	23	542	7%	70,173	7%	83,180	7%
Total	8,952	8,038	100%	$1,000,101	100%	$1,106,982	100%

(a)Leases that were auto-renewed prior to December 31, 2020 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised.
(b)Number of leases represents each agreement with a customer. A lease agreement could include multiple spaces and a customer could have multiple leases.
(c)Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2020, multiplied by 12. For the month of December 2020, customer reimbursements were $173.6 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From January 1, 2019 through December 31, 2020, customer reimbursements under leases with separately metered power constituted between 13.5% and 19.4% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2020 was $1,000.7 million. Our annualized effective rent was lower than our annualized rent as of December 31, 2020 because our negative straight-line and other adjustments and amortization of deferred revenue exceeded our positive straight-line adjustments due to factors such as the timing of contractual rent escalations and customer payments for services.
(d)Represents the final monthly contractual rent under existing customer leases that had commenced as of December 31, 2020, multiplied by 12.

Regulation
General
Properties in our markets are subject to various laws, ordinances and regulations, including regulations relating to common areas. In addition to the regulations described below, we are subject to various federal, state and local regulations, such as state and local fire and life safety and environmental regulations. We believe that each of our properties has, or is expected to have when required, the necessary permits and approvals for us to operate our business.
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
Environmental Matters
We are subject to laws and regulations relating to the protection of the environment, the storage, management and disposal of hazardous materials, emissions to air and discharges to water, the cleanup of contaminated sites, noise ordinances and health and safety matters. These include various regulations promulgated by the Environmental Protection Agency and other federal, state, and local regulatory agencies and legislative bodies relating to our operations, including those involving power generators, batteries, and fuel storage to support co-location infrastructure. While we believe that our operations are in substantial compliance with environmental, health, and human safety laws and regulations, as an owner or operator of property and in connection with the current and historical use of hazardous materials and other operations at its sites, we could incur significant costs, including fines, penalties and other sanctions, cleanup costs and third-party claims for property damages or personal injuries, as a result of violations of or liabilities under environmental laws and regulations. Fuel storage tanks are present at many of our properties, and if releases were to occur, we may be liable for the costs of cleaning up resulting contamination. Some of our sites also have a history of previous commercial operations, including past underground storage tanks.

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

Competition
We compete with numerous public and private companies, developers, owners and operators of technology-related real estate and data centers, many of which own properties similar to ours in the same markets in which our properties are located, as well as various other public and privately held companies that may provide data center colocation as part of a more expansive managed services offering. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our customers or otherwise adopt aggressive pricing policies, or if our competitors offer space that tenants perceive to be superior to ours (based on numerous factors including power, security considerations, location or network connectivity), we may lose existing or potential customers and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers when our customers’ leases expire or incur costs to improve our properties. In addition, our customers have the option of building their own data center space which can also place pressure on our rental rates.
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
Human Capital

As of December 31, 2020, we have 441 team members employed by the Company, including 88 employees located in European countries. This includes approximately 209 in data center operations, 61 in sales and marketing, 29 in construction and engineering and 142 in corporate operations. None of our employees have chosen to be represented by a labor union.

Our employees focus on taking care of our customers which we believe drives value creation for our shareholders. We offer competitive benefits and training programs to develop employees’ expertise and performance and have corporate policies to strive to provide a safe, harassment-free work environment guided by principles of fair and equal treatment and prioritize effective communication and employee engagement. The Company maintains an Ethics and Compliance Hotline designed for employees or other stakeholders to report any violation of our policies, including our Code of Business Conduct and Ethics, or other concerns you may have regarding unethical or illegal business conduct. See Part III, Item 10 "Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K ("Form 10-K") for more information.

We track key human capital metrics including demographics, talent pipeline, diversity, and employee engagement. We have a stable workforce with an average tenure of 4.5 years and voluntary employee turnover of approximately 7% during the year ended December 31, 2020. To attract diversity in our applicant pools, we post our openings to a wide variety of job boards and deploy appropriate language in our postings. As of December 31, 2020, our U.S. workforce is approximately 67% non-minority, 31% minority and 2% have chosen not to identify. As of December 31, 2020, our employee base self-identified as 78% male and 22% female, and our senior leadership team consists of 17% executives identifying as female. As of February 19, 2021, our board of directors consists of 25% directors identifying as female or minority.
Financial Information
For financial information related to our operations, please refer to the financial statements including the notes thereto, included in this Form 10-K.
How to Obtain Our SEC Filings

We file annual, quarterly and current reports, proxy statements and other information with the SEC. All reports we file with the SEC will be available free of charge via EDGAR through the SEC website at http://www.sec.gov. We make available our reports on Forms 10-K, 10-Q, and 8-K (as well as all amendments to these reports), and other information, free of charge, at the "Investors" section of our website at http://www.cyrusone.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this report or any other document that we file with the SEC.

ITEM 1A.    RISK FACTORS
You should carefully consider all the risks described below, as well as the other information contained in this document when evaluating your investment in our securities. Any of the following risks could materially and adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock. The risks and uncertainties described below are those that we currently believe may materially affect our Company. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial also may become important factors that affect our Company. The occurrence of any of the following risks might cause you to lose all or a part of your investment. Some statements in this Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements.”
Summary Risk Factors
The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock. You should read this summary together with the more detailed description of each risk factor contained below.
Risks Related to Our Business and Operations
•A small number of customers account for a significant portion of our revenue.
•A significant percentage of our customer leases expire each year or are on a month-to-month basis, and many of our leases contain early termination provisions.

•Our contracts with our customers typically contain indemnification and liability provisions, in addition to service level commitments, which could potentially impose a significant cost on us in the event of losses.

•Our customers may choose to develop or relocate into new data centers or expand their own existing data centers, which could result in the loss of one or more key customers or reduce demand for our data centers.

•A decrease in the demand for data center space, or an increase in supply driving down market prices, could adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.

•We face significant competition and may be unable to lease vacant space, renew existing leases or re-lease space as leases expire.

•We do not own all of the land or buildings in which our data centers are located but lease or sublease certain of our data center spaces.

•Our real estate development strategies may not be successful, and our growth depends on our data center development activities and our ability to successfully lease our developed properties.

•Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could reduce our revenues and harm our brand and reputation.

•Our data center infrastructure may become obsolete, and we may not be able to operate or upgrade our power and cooling systems cost-effectively, or at all.

•We have been and may continue to be vulnerable to security breaches or cyber-attacks which have disrupted and could disrupt our operations and harm our brand and reputation.

•We may be subject to unknown or contingent liabilities related to properties or businesses that we acquire for which we may have limited or no recourse against the sellers.

•Recent turnover, or the further loss, of any of our key personnel, including our executive officers or key sales associates.

•Any failure of our connectivity solutions could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

Risks Related to the Real Estate Industry
•Our performance and value are subject to risks associated with real estate assets and with the real estate industry.

•Illiquidity of real estate investments, particularly our data centers, could significantly impede our ability to respond to adverse changes in the performance of our properties, which could harm our financial condition.

Risks Related to Our Debt and Capital Structure
•To fund our growth strategy and refinance our indebtedness, we depend on external sources of capital, which may not be available to us on commercially reasonable terms or at all.

•We have significant outstanding indebtedness that involves significant debt service obligations, limits our operational and financial flexibility, exposes us to interest rate fluctuations and exposes us to the risk of default under our debt obligations.

•Failure to hedge effectively against interest rate changes and our increased exposure to foreign currency fluctuations as a result of our foreign currency hedging activities may adversely affect our results of operations.

Risks Related to Our General Business
•The recent novel coronavirus (COVID-19) pandemic and measures to prevent its spread could materially adversely impact our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.

•Our international activities are subject to special risks different from those faced by us in the United States, including compliance with anti-corruption laws and regulations, and we may not be able to effectively manage our international business.

•The continuing uncertainty following the United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could adversely affect our business, financial condition and results of operations.

Risks Related to Our Organizational Structure
•Our rights and the rights of our stockholders to take action against our directors and officers are limited.

•Our charter and bylaws, the partnership agreement of our operating partnership and certain provisions of Maryland law contain provisions that may delay, defer or prevent an acquisition of our common stock or a change in control.

Risks Related to Status as a REIT
•If we fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability and even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

•Qualifying as a REIT involves highly technical and complex Code provisions. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.

•REIT distribution requirements could adversely affect our ability to execute our business plan.

•REIT requirements may limit opportunities.

Risks Related to Our Common Stock
•Our cash available for distribution to stockholders may not be sufficient to make distributions at expected levels, and we may need to borrow in order to make such distributions; consequently, we may not be able to make such distributions in full.
Risks Related to Our Business and Operations
A small number of customers account for a significant portion of our revenue. The loss or significant reduction in business from one or more of our large customers could significantly harm our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. Our top 10 customers collectively accounted for approximately 51% of our total annualized rent as of December 31, 2020. We have one customer which represented 19% of our total revenue as of December 31, 2020 and 20% of our annualized rent as of December 31, 2020. As a result of this customer concentration, our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock could be adversely affected if we lose one or more of our larger customers, if one or more of such customers significantly reduce their business with us or if we choose not to enforce, or to enforce less vigorously, any rights that we may have now or in the future against these significant customers because of our desire to maintain our relationship with them.
A significant percentage of our customer base is also concentrated in two industry sectors: information technology and financial services. Enterprises in the information technology and financial services sectors comprised approximately 61% and 14% respectively, of our annualized rent as of December 31, 2020. A downturn in one of these industries could negatively impact the financial condition of one or more of our information technology or financial services customers, including several of our larger customers. In addition, instability in financial markets and economies generally may adversely affect our customers’ ability to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our customers’ financial condition and results of operations. As a result of these factors, customers could default on their obligations to us, delay the purchase of new services from us or decline to renew expiring leases, any of which could have an adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
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
A significant percentage of our customer leases expire each year or are on a month-to-month basis, and many of our leases contain early termination provisions. If leases with our customers are not renewed on the same or more favorable terms or are terminated early by our customers, our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock could be substantially harmed.
Our customers may not renew their leases upon expiration. This risk is increased by the significant percentage of our customer leases that expire every year. As of December 31, 2020, leases representing 18%, 15% and 16% of the annualized rent for our portfolio will expire during 2021, 2022 and 2023, respectively, and an additional 4% of the 2020 annualized rent for our portfolio was from month-to-month leases. While historically we have retained a significant number of our customers, including those leasing from us on a month-to-month basis, upon expiration our customers may elect not to renew their leases or renew their leases at lower rates, for less space, for fewer services or for shorter terms. If we are unable to successfully renew or continue our customer leases on the same or more favorable terms or subsequently re-lease available data center space when such leases expire, our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock could be adversely affected.
In addition, many of our leases contain early termination provisions that allow our customers to reduce the term of their leases subject to payment of an early termination charge that is often a specified portion of the remaining rent payable on such leases. The exercise by customers of early termination options could have an adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.

Our contracts with our customers may adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
In the ordinary course of business, we enter into agreements with our customers pursuant to which our customers lease or otherwise contract for the use of data center space from us. These contracts typically contain indemnification and liability provisions, in addition to service level commitments, which could potentially impose a significant cost on us in the event of losses arising out of certain breaches of such agreements, services to be provided by us or our subcontractors or from third-party claims. Customers increasingly are looking to pass through their regulatory obligations and other liabilities to their outsourced data center providers and we may not be able to limit our liability or damages in an event of loss suffered by such customers, whether as a result of our breach of agreement or otherwise. Further, liabilities and standards for damages and enforcement actions, including the regulatory framework applicable to different types of losses, vary by jurisdiction, and we may be subject to greater liability for certain losses in certain jurisdictions. Additionally, in connection with our acquisitions, we have assumed and expect to assume existing agreements with customers that may subject us to greater liability for such an event of loss. If such an event of loss occurred, we could be liable for material monetary damages and could incur significant legal fees in defending against such an action, which could adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
Our customers may choose to develop or relocate into new data centers or expand their own existing data centers, which could result in the loss of one or more key customers or reduce demand for our data centers.
In the future, our customers may choose to develop or relocate to new data centers or expand or consolidate into their existing data centers that we do not own. In the event that any of our key customers were to do so, it could result in a loss of business to us or put pressure on our pricing. If we lose a customer, we cannot provide assurance that we would be able to replace that customer at a competitive rate or at all, which could adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
A decrease in the demand for data center space, or an increase in supply driving down market prices, could adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
Substantially all of our properties consist of data center space. The adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock from a decreased demand for data center space would likely be greater than if we owned a portfolio with a more diversified customer base or less specialized use. Adverse developments in the outsourced data center space industry could lead to reduced corporate IT spending or reduced demand for outsourced data center space. Changes in industry practice or in technology, such as server virtualization technology, more efficient or miniaturization of computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical data center space we provide or make the customer improvements in our facilities obsolete or in need of significant upgrades to remain viable.
We face significant competition and may be unable to lease vacant space, renew existing leases or re-lease space as leases expire, which may adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
We compete with numerous public and private companies, developers, owners and operators of technology-related real estate and data centers, many of which own properties similar to ours in the same markets in which our properties are located, as well as various other public and privately held companies that may provide data center colocation as part of a more expansive managed services offering. In addition, we may face competition from new entrants into the data center market. Some of our competitors may have significant advantages over us, including greater name recognition, longer operating histories, lower operating costs, pre-existing relationships with current or potential customers, greater financial, marketing and other resources and flexibility, access to less expensive power and access to attractive land for development. These advantages could allow our competitors to respond more quickly to strategic opportunities or changes in our industries or markets. If our competitors offer data center space that our existing or potential customers perceive to be superior to ours based on numerous factors, including power, security considerations, location or network connectivity, access to renewable resources for energy, water conservation, or if they offer rental rates below our or current market rates or otherwise adopt aggressive pricing policies, we may lose existing or potential customers, incur costs to improve our properties or be forced to reduce our rental rates or provide more favorable lease terms.
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

Finally, as our customers evolve their IT strategies, we must remain flexible and evolve to remain competitive within the industry and as the market shifts. Ineffective planning and execution in our cloud strategy and product development lifecycle and carbon neutral commitment may cause difficulty in sustaining competitive advantage in our products and services.
We do not own all of the land or buildings in which our data centers are located. Instead, we lease or sublease certain of our data center spaces and the ability to retain these leases or subleases could be a significant risk to our ongoing operations.
We do not own all of the land on, and buildings in, which we operate our data centers. Our portfolio includes 13 buildings that are leased from third parties and account for approximately 921,221 GSF, or approximately 11% of our total GSF. These leases (including ground leases, leased land and leased buildings) accounted for 13% of our total annualized rent as of December 31, 2020. In addition, future properties that we acquire, particularly outside of the U. S., may be on leased land or facilities that we do not own.
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
Potential customers may choose not lease space in our leased or subleased data centers due to the risks associated with our ability to control the terms of the underlying land or land and building lease. Additionally, if we are unable to renew the lease or sublease at any of our data centers, we could lose customers due to the disruptions in their operations caused by the relocation. We could also lose those customers that choose our data centers based on their locations. In addition, it is not typical for us to relocate data center infrastructure equipment, such as generators, power distribution units and cooling units, from their initial installation. The costs of relocating such equipment to different data centers could be prohibitive and, as such, we could lose the value of this equipment. For these reasons, any lease or sublease that cannot be renewed could adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.

Our real estate development strategies may not be successful, and our growth depends on our data center development activities and our ability to successfully lease our developed properties, and any delays or unexpected costs associated with such activities or the ability to lease such properties may harm our growth prospects, future business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.

We are involved in the development, construction, and renovation of data centers and we intend to continue to pursue development activities as opportunities arise. As a result, we are and will continue to be subject to risks associated with our data center development activities that could adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock. For example, current and future development activities have involved and will involve substantial planning, allocation of significant company resources prior to such projects generating revenue. Such activities have entailed and will entail certain risks, including risks related to zoning, regulatory approvals, construction costs and delays, as well as our ability to raise capital, including both debt and equity, to finance such projects. These development activities also have required and will require us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project and other negative impacts to our expected returns on the project, as well as reputational risk. Site selection is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets at a location that is attractive to our customers and has the necessary combination of access to multiple network providers, a significant supply of electrical power, high ceilings and the ability to sustain heavy floor loading. Furthermore, while we may prefer to locate new data centers adjacent to our existing data centers, we may be limited by land held for future development as well as the inventory and location of suitable properties.
In addition, in developing new properties and expanding existing properties, we have been and will be required to secure an adequate supply of power from local utilities, which has included and may in the future include unanticipated costs. For example, we have incurred and could incur in the future increased costs to develop utility substations on our properties in order to accommodate our power needs. Any inability to secure an appropriate power supply on a timely basis or on acceptable financial terms could adversely affect our ability to develop the property on an economically feasible basis, or at all.

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
These and other risks could result in delays or increased costs or prevent the completion of our development activities and related projects and growth of our business, which could adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
In addition, we have in the past undertaken development projects prior to obtaining commitments from customers to lease the related data center space. We will likely choose to undertake future development projects prior to obtaining customer commitments. Such development involves the risk that we will make significant investments and be unable to attract customers to the relevant properties on a timely basis or at all. If we are unable to attract customers and our properties remain vacant or underutilized for a significant amount of time, our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock could be adversely affected.
Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could reduce our revenues and harm our brand and reputation.
Our business depends on providing customers with a highly reliable data center environment. We may fail to provide such service as a result of numerous factors, including:
•pandemics, epidemics, and other health crises such as COVID-19;
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
Problems at one or more of our data centers, whether or not within our control, could result in service interruptions or equipment damage. Substantially all of our leases with our customers include terms requiring us to meet certain service level commitments primarily in terms of timely delivery of data center space, electrical output to, and maintenance of environmental conditions in, the data center raised floor space leased by such customers. Any failure to meet these commitments or any equipment damage in our data centers, including as a result of mechanical failure, power outage, human error on our part or other reasons, could subject us to liability under our lease terms, including service level credits against customer rent payments, or, in certain cases of repeated failures, the right by the customer to terminate the lease. For example, although our data center facilities are engineered to reliably power and cool our customers’ computing equipment, it is possible that an outage could adversely affect a facility’s power and cooling capabilities, and, in the past, certain of our facilities have experienced minor outages. Depending on the frequency and duration of these outages, the affected customers may have the right to terminate their lease, which could have a negative impact on our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock. As discussed, we may also be required to expend significant financial resources to upgrade or add to existing infrastructure to meet customer requirements for power and cooling, and we may not be financially or operationally able to do so in a timely manner.
Our data center infrastructure may become obsolete, and we may not be able to operate or upgrade our power and cooling systems cost-effectively, or at all.
The markets for the data centers we own and operate, as well as the industries in which our customers operate, are characterized by rapidly changing technology, evolving industry and regulatory standards, frequent new service introductions, shifting distribution channels and changing customer demands. Our data center infrastructure may become obsolete due to the development of new systems to deliver power to or eliminate heat from the servers that we house and evolving environment sustainability objectives. Additionally, our data center infrastructure could become obsolete as a result of data center topology changes or the development of new server technology that does not require the levels of critical load and heat removal that our facilities are designed to provide and could be run less expensively on a different platform. In addition, our power and cooling systems are difficult and expensive to upgrade or reposition. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands, including noise mitigation and emission upgrades, without incurring significant costs that we may not be able to pass on to our customers. The obsolescence of our power and cooling systems could have a material negative impact on our business, financial condition and results of operations. Furthermore, potential future regulations that apply to industries we serve may require customers in those industries to seek specific requirements from their data centers that we are unable to provide. These may include physical security requirements applicable to the defense industry and government contractors and privacy and security regulations applicable to social media, SAS cloud companies, financial services and health care industries. If such regulations were adopted, we could lose some customers or be unable to attract new customers in certain industries, which would have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
We have been and may continue to be vulnerable to security breaches, cyber-attacks or terrorism which have disrupted and could disrupt our operations, harm our brand and reputation and have a material adverse effect on our business, financial condition and results of operations.
Security breaches, cyber-attacks, or disruption, of our or our partners' or customers' physical or information technology infrastructure, networks and related management systems could result in, among other things, unauthorized access to our facilities, a breach of our and our customers’ networks and information technology infrastructure, the misappropriation of our or our customers’ or their customers’ proprietary or confidential information, interruptions or malfunctions in our or our customers’ operations, delays or interruptions to our ability to meet customer needs, breach of our legal, regulatory or contractual obligations, inability to access or rely upon critical business records or other disruptions in our operations. Numerous sources can cause these types of incidents, including but not limited to: physical or electronic security breaches; acts of terrorism at or upon our facilities; viruses, ransomware, backdoor trojans and other malware or software vulnerabilities; hardware vulnerabilities such as Meltdown and Spectre; accident or human error by our own personnel or third parties; criminal activity or malfeasance (including by our own personnel); fraud or impersonation scams perpetrated against us or our partners or customers; or security events impacting our third-party service providers or our partners or customers. Our exposure to cybersecurity threats and negative consequences of cybersecurity breaches will likely increase as we store increasing amounts of customer data. Additionally, as we increasingly market the security features in our data centers, our data centers may be targeted by computer hackers seeking to compromise data security. For instance, in December 2019, we discovered a ransomware program encrypting certain devices, which resulted in availability issues affecting certain managed service customers. Upon discovery of the incident, we initiated our response and continuity protocols to determine what occurred, restore systems and notify the appropriate legal authorities. We continue to investigate and work closely with third-party experts on this matter. In addition, while one of our SolarWinds platforms was affected in the recent supply chain hack, the impact was immediately mitigated and there has been no evidence of compromised or suspicious activities.

We recognize the increasing volume of cyber-attacks and employ commercially practical efforts to provide reasonable assurance such attacks are appropriately mitigated. Each year, we evaluate the threat profile of our industry to stay abreast of trends and to provide reasonable assurance our existing countermeasures will address any new threats identified. We may be required to expend significant financial resources to protect against or respond to such breaches. Cyber criminals are increasingly using powerful tactics including evasive applications, proxies, tunneling, encryption techniques, vulnerability exploits, buffer overflows, distributed denial-of-service or DDoS attacks, botnets, supply chain attacks and port scans. Techniques used to breach security change frequently, and are generally not recognized until launched against a target, so we may not be able to promptly detect that a security breach or unauthorized access has occurred. We also may not be able to implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. As we provide assurances to our customers that we provide a high level of security, if an actual or perceived security breach occurs, the market’s perception of our security measures could be harmed and we could lose sales and current and potential customers, and such a breach could be particularly harmful to our brand and reputation. Any breaches that may occur could also expose us to increased risk of lawsuits, material monetary damages, potential violations of applicable privacy and other laws, penalties and fines, loss of existing or potential customers, harm to our reputation and increases in our security and insurance costs, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks (as discussed in “The regulatory framework around data custody, data privacy and breaches varies by jurisdiction and involves complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere.” below) despite not handling the data. Furthermore, if a high profile security breach or cyber-attack occurs with respect to another provider of mission-critical data center facilities, our customers and potential customers may lose trust in the security of these business models generally, which could harm our ability to retain existing customers or attract new ones. We cannot guarantee that any backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent network and service interruption, system failure, damage to one or more of our systems or data loss in the event of a security breach or attack on our facilities.

We may be subject to unknown or contingent liabilities related to properties or businesses that we acquire for which we may have limited or no recourse against the sellers.
Assets and entities that we have acquired or may acquire in the future may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities for clean-up or remediation of environmental conditions, claims of customers, vendors or other persons dealing with the acquired entities, tax liabilities and other liabilities whether incurred in the ordinary course of business or otherwise. In the future, we may enter into transactions with limited representations and warranties or with representations and warranties that do not survive the closing of the transactions, in which event we would have no or limited recourse against the sellers of such properties. While we usually require the sellers to indemnify us and they obtain representation and warranty insurance, with respect to breaches of representations and warranties that survive the closing, such indemnification, if obtained, is often limited and subject to various materiality thresholds, a significant deductible, an aggregate cap on losses or a survival period.
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
Recent turnover, or the further loss, of any of our key personnel, including our executive officers or key sales associates, could adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.

As previously disclosed, we experienced significant turnover in our executive officers in 2020, including the departure or retirement of our CEO, President of Europe, CFO and Chief Technology Officer and the appointment of a new Chief Operating Officer. Our success will depend to a significant extent on our executive officers, including those appointed in 2020, and key sales associates. Each of our executive officers has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with existing and potential customers, investors, lenders and industry personnel. The loss of key sales associates could also hinder our ability to continue to benefit from existing and potential customers. We cannot provide any assurance that we will be able to retain our current executive officers or key sales associates. The loss of any of these individuals or the recent turnover of executive officers could adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
Any failure of our connectivity solutions could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.
As described in Part I, Item 1 "Business", we have deployed connectivity solutions including the National IX Platform throughout several of our properties, and expect that we will further deploy these solutions throughout our portfolio to meet customer demand. The National IX Platform and other connectivity solutions allow our customers to connect to third-party carriers and other customers. We may be required to incur substantial additional costs to operate and expand the National IX Platform. The National IX Platform is subject to failure resulting from numerous factors, including but not limited to:

•human error;
•equipment failure;
•physical, electronic, and cyber-security breaches;
•fire, earthquake, hurricane, flood, tornado and other natural disasters in our facilities;
•failure to properly connect to third-party carriers or other customers;
•fiber cuts;
•power loss;
•terrorist acts;
•sabotage and vandalism; and

•failure of business partners who provide components of the National IX Platform or third-party connectivity from the National IX Platform.
Problems with the National IX Platform or other connectivity solutions, whether or not within our control, could result in service interruptions or significant equipment damage. We have service level commitment obligations to certain of our customers, including our significant customers. As a result, service interruptions in the National IX Platform or in other connectivity solutions could result in difficulty maintaining service level commitments to these customers and in potential claims related to such failures. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.
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
Any losses to our properties that are not covered by insurance, or that exceed our coverage limits, could adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
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
A failure of an insurance company to make payments to us upon an event of loss covered by an insurance policy could adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock. We monitor our insurance carrier's financial strength rating and financial size category by only placing insurance with carriers who have an A.M. Best Rating of A- XII or better. However, it can be difficult to evaluate the stability and net assets or capitalization of insurance companies, and any insurance company's ability to meet its claim payment obligations.
We generate a substantial portion of our revenue from a small number of metropolitan markets, which makes us more susceptible to regional economic downturns.
Our properties are located in 17 distinct metropolitan markets (11 in the U.S.; European markets including Amsterdam, The Netherlands, Dublin, The Republic of Ireland, Frankfurt, Germany, London, U.K. and Paris, France; and Asian markets including Singapore). Seven of these U.S. markets - Cincinnati, Dallas, Houston, New York Metro, Northern Virginia, Phoenix

and San Antonio - accounted for approximately 79% of our annualized rent as of December 31, 2020. As such, we are potentially susceptible to local economic conditions and the supply of, and demand for, data center space in these markets. If there is a downturn in the economy, a natural disaster or an oversupply of, or decrease in demand for, data centers in these markets, our business could be adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.
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
In addition, even when power supplies are adequate, we may be subject to pricing risks and unanticipated costs associated with obtaining power from various utility companies. While we actively seek to lock-in utility rates, many factors beyond our control may increase the rate charged by the local utility. For instance, municipal utilities in areas experiencing financial distress may increase rates to compensate for financial shortfalls unrelated to either the cost of production or the demand for electricity. Utilities are and may be subject to increasing regulation that could increase the costs of electricity, including wildfire mitigation plans. Utilities may be dependent on, and be sensitive to price increases for, a particular type of fuel, such as coal, oil or natural gas. In addition, the price of these fuels and the electricity generated from them could increase as a result of proposed legislative measures related to climate change or efforts to regulate carbon emissions. In any of these cases, increases in the cost of power at any of our data centers could put those locations at a competitive disadvantage relative to data centers served by utilities that can provide less expensive power. These pricing risks are particularly acute with respect to our customer leases that are structured on a full-service gross basis, where the customer pays a fixed amount for both colocation rental and power. Our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock could be adversely affected in the event of an increase in utility rates under these leases, which, as of December 31, 2020, accounted for approximately 22% of our leased GSF, because we may be limited in our ability to pass on such costs to these customers.
We depend on third parties to provide network connectivity to the customers in our data centers, and any delays or disruptions in connectivity may adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
Our customers require internet connectivity and connectivity to the fiber networks of multiple third-party telecommunications carriers. In order for us to attract and retain customers, our data centers need to provide sufficient access for customers to connect to those carriers. While we provide space and facilities in our data centers for carriers to locate their equipment and connect customers to their networks, any carrier may elect not to offer its services within our data centers or may elect to discontinue its service. Furthermore, carriers may periodically experience business difficulties which could affect their ability to provide telecommunications services, or the service provided by a carrier may be inadequate or of poor quality. If carriers were to terminate connectivity within our data centers or if connectivity were to be degraded or interrupted, it could put that data center at a competitive disadvantage versus a competitor’s data center that does provide adequate connectivity. A material loss of adequate third-party connectivity could have an adverse effect on the businesses of our customers and, in turn, our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
Furthermore, each new data center that we develop requires significant amounts of capital to be expended by third-party telecommunications carriers for the construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to our data centers is complex and involves factors outside of our control, including regulatory requirements, the availability of construction resources and willing and able third-party telecommunications carriers and the sufficiency of such carriers’ financial resources to fund the construction. Additionally, hardware or fiber failures could cause significant loss of connectivity. If we are unable to establish highly diverse network connectivity to our data centers, or if such network connectivity is materially delayed, is discontinued or is subject to failure, our ability to attract new customers or retain existing customers may be negatively affected and, as a result, our business, financial condition, results of operations, cash flows and ability to pay dividends, as well as the market price of our common stock, may be adversely affected.
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
The long sales cycle for data center services may adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
A customer’s decision to lease space in one of our data centers and to purchase additional services from us typically involves a significant commitment of resources, significant contract negotiations, and significant due diligence on the part of the customer regarding the adequacy of our facilities, including the adequacy of carrier connections. As a result, the sale of data center space has a long sales cycle. Furthermore, we may expend significant time and resources, and incur significant costs, in pursuing a particular sale or customer that may not result in revenue. Our inability to adequately manage the risks associated with the data center sales cycle may adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
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
We continually evaluate the market for available properties and may acquire data centers or properties suited for data center development when opportunities exist. Our ability to complete acquisitions on favorable terms and to successfully develop and operate acquired properties involves significant risks, including:
•we may be unable to acquire a desired property because of competition from other data center companies or real estate investors;
•even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price of such property;
•we may be unable to realize the intended benefits from acquisitions or achieve anticipated operating or financial results;
•we may be unable to finance the acquisition on favorable terms or at all;
•we may underestimate the costs to make necessary improvements to acquired properties;
•we may be unable to quickly and efficiently integrate new acquisitions into our existing operations resulting in disruptions to our operations or the diversion of our management’s attention;
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
Many of these risks will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenue, and diversion of our management's time and energy, which could adversely affect our business, financial condition and results of operations. In addition, even if we successfully operate acquired properties, we may not realize the full benefits of the acquisition, including the synergies, operating efficiencies, or sales or growth opportunities that are expected. If we are unable to successfully acquire, develop and operate data center properties, our ability to grow our business and compete will be significantly impaired, which could adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
We face risks with our international acquisitions associated with investing in unfamiliar metropolitan areas.
We have acquired and may continue to acquire properties on a strategic and selective basis in international metropolitan areas that are new to us. For example, since 2018 we have entered new European markets, including Amsterdam, Dublin, Frankfurt and Paris. When we acquire properties located in new markets, we may face risks associated with a lack of market knowledge or understanding of the local economy and culture, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. In addition, due diligence, transaction and structuring costs may be higher than those we may face in the United States. We work to mitigate such risks through extensive diligence and research and associations with experienced partners; however, we cannot assure you that such risks can be reduced or eliminated.
We have been and may become subject to or involved in litigation, threatened litigation, or investigations which may divert management time and attention, require us to pay damages, penalties and expenses or may restrict the operation of our business or interfere with existing agreements or permits.
We have been and may become subject to disputes with commercial and other parties with whom we maintain relationships or other parties with whom we do business, including as a result of any breach in our security systems or downtime in our critical electrical and cooling systems. Any such dispute could result in litigation between us and the other parties. Whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its resolution (through litigation, settlement or otherwise), which would detract from our management’s ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant, and could involve our agreement with terms that restrict the operation of our business. In addition, internal and external investigations could require significant management time and attention and result in fines and penalties, which may be significant, as well as reputational harm.
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
Our data centers are designed solely to house and support computer servers and related information technology equipment and, therefore, contain extensive electrical and mechanical systems and infrastructure. As a result, they are not suited for use by customers as anything other than as data centers and major renovations and expenditures would be required in order for us to re-lease vacant space for more traditional commercial or industrial uses, or for us to sell a property to a buyer for use other than as a data center, which could materially adversely affect our business, financial condition and results of operations, cash flows, our ability to pay dividends, and/or the market price of our common stock.
Declining real estate valuations and impairment charges could adversely affect our earnings and financial condition.
We review the carrying value of each of our properties when events or circumstances indicate that the carrying value of the property may not be recoverable. Examples of such indicators may include a significant decrease in market price, a significant adverse change in the extent to or manner in which the property is being used or in its physical condition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, or a history of operating or cash flow losses. When such impairment indicators exist, we review an estimate of the undiscounted future cash flows expected to result from the use of the real estate investment and proceeds from its eventual disposition and compare such amount to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, rental rates, competition and other factors. If our undiscounted cash flows indicate that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. For the year ended December 31, 2020, we recorded an impairment charge of $11.2 million, which includes an $8.8 million impairment loss based on our estimate of the decrease in the fair value of the equipment held for use in inventory at our U.S. data centers and a $2.4 million impairment loss based on the estimated fair value for our investment in land held in Atlanta for future development as the Company sold this land to a third-party in February 2021. For the year ended December 31, 2019, we recorded an impairment charge of $0.7 million related primarily to an impairment on our South Bend - Monroe facility, which was being actively marketed for sale. These losses had a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to re-evaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
Risks Related to the Real Estate Industry
Our performance and value are subject to risks associated with real estate assets and with the real estate industry.
Our ability to make expected distributions to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control, such as adverse effects of the COVID-19 pandemic, may decrease cash available for distribution to our stockholders and the value of our properties. These events and conditions include:
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
•the relative illiquidity of real estate investments, especially the specialized real estate properties that we hold and seek to acquire and develop; and
•changing market demographics.
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
Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to adverse changes in the real estate market or in the performance of such properties may be limited, thus harming our financial condition. The real estate market is affected by many factors that are beyond our control, including:
•adverse changes in national and local economic and market conditions, including as a result of the COVID-19 pandemic;
•changes in interest rates and in the availability, cost and terms of debt financing;
•changes in governmental laws and regulations, fiscal policies and zoning ordinances and costs of compliance therewith;
•the ongoing cost of capital improvements that are not passed on to our customers, particularly in older structures;
•changes in operating expenses; and
•civil unrest, acts of war, terrorism and natural disasters, including fires, earthquakes, tropical storms, hurricanes, and floods, which may result in uninsured and underinsured losses.

In addition, as described above in “Our properties are not suitable for use other than as data centers, which could make it difficult to sell or reposition them if we are not able to lease available space”, the risks associated with the illiquidity of real estate investments are even greater for our data center properties. Further, we operate a managed services platform-based business that would not easily be separated on an asset by asset basis.
We could incur significant costs related to environmental matters.
We are subject to laws and regulations relating to the protection of the environment, including those governing, as it permits, the management and disposal of hazardous materials, the cleanup of contaminated sites and health and safety matters. We could incur significant costs, including fines, penalties and other sanctions, cleanup costs and third-party claims for property damages or personal injuries, as a result of violations of or liabilities under environmental laws and regulations. Some environmental laws impose liability on current owners or operators of property regardless of fault or the lawfulness of past disposal activities. For example, many of our sites contain above ground fuel storage tanks and, in some cases, currently contain or formerly contained underground fuel storage tanks, for back-up generator use. Some of our sites also have a history of previous commercial operations. We also may acquire or develop sites in the future with unknown environmental conditions from historical operations. Although we are not aware of any sites at which we currently have material remedial obligations, the imposition of remedial obligations as a result of spills or the discovery of contaminants in the future could result in significant additional costs. We also could incur significant costs complying with current environmental laws or regulations or those that are promulgated in the future.

Risks Related to Our Debt and Capital Structure

To fund our growth strategy and refinance our indebtedness, we depend on external sources of capital, which may not be available to us on commercially reasonable terms or at all.
In order to maintain our qualification as a REIT, we are required under the Code, among other things, to distribute at least 90% of our REIT taxable income annually, determined without regard to the dividends paid deduction and excluding any net capital gains. Even if we maintain our qualification as a REIT, we will be subject to U.S. federal income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, as well as U.S. federal income tax at regular corporate rates for income recognized by our taxable REIT subsidiaries (each, a TRS). Because of these distribution requirements, we will likely not be able to fund future capital needs, including any necessary acquisition financing, from net cash provided by operating activities. Consequently, we intend to rely on third-party capital markets sources for debt or equity financing to fund our growth strategy. In addition, we may need third-party capital markets sources to refinance our indebtedness at or before maturity. Increased turbulence in the U.S., European and other international financial markets and economies, loss of our investment grade credit rating, tighter credit conditions and increasing interest rates may adversely affect our ability to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock. As such, we may not be able to obtain the debt or equity financing on favorable terms or at all. Our access to third-party sources of capital also depends, in part, on:
•our investment grade credit rating;
•the market’s perception of our growth potential;
•our then-current debt levels;
•market demand for REIT assets;
•our historical and expected future earnings, cash flow and cash distributions;
•the market price per share of our common stock; and
•our lenders' ability to meet their financing commitments.
In addition, our ability to access additional capital may be limited by the terms of our then-existing indebtedness which may restrict our incurrence of additional debt. If we cannot obtain capital when needed, we may not be able to acquire or develop properties when strategic opportunities arise or refinance our debt at or before maturity, and we may need to increase our liquidity by disposing of properties possibly on disadvantageous terms or renewing leases on less favorable terms than we otherwise would, which could adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
We have significant outstanding indebtedness that involves significant debt service obligations, limits our operational and financial flexibility, exposes us to interest rate fluctuations and exposes us to the risk of default under our debt obligations.

As of December 31, 2020, we had a total combined indebtedness, including finance lease liabilities and operating lease liabilities, of approximately $3.7 billion. As of December 31, 2020, we have the ability to borrow up to an additional approximately $1.0 billion under our Amended Credit Agreement, net of outstanding letters of credit of approximately $10.8 million, subject to satisfying certain financial tests. Our Amended Credit Agreement also contains an accordion feature that, as of December 31, 2020, allows the operating partnership to request an increase in the total commitment by up to $1.5 billion. There are no limits on the amount of indebtedness we may incur other than limits contained in the indentures governing our 2024 Notes, 2029 Notes, 2027 Notes and 2030 Notes (each as defined in Note 11, Debt), our Amended Credit Agreement or future agreements that we may enter into or as may be set forth in any policy limiting the amount of indebtedness we may incur adopted by CyrusOne’s board of directors. A substantial level of indebtedness could have adverse consequences for our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock because it could, among other things:
•    require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes, including to make distributions on our common stock as currently contemplated or as necessary to maintain our qualification as a REIT;
•    require us to maintain certain debt coverage and other financial metrics at specified levels, thereby reducing our financial flexibility and, in the event of a failure to comply with such requirements, creating the risk of a material adverse effect on our ability to fulfill our obligations under our debt and on our business and prospects generally;
•make it more difficult for us to satisfy our financial obligations, including borrowings under the Amended Credit Agreement;
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

We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as floating-fixed interest rate swaps. These arrangements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. Approximately 27% of our total indebtedness as of December 31, 2020 was subject to variable interest rates but not subject to interest rate swaps. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

We also currently have and may decide in the future to further undertake foreign exchange hedging transactions. As a result of investments denominated in foreign currencies, including Euros and British pounds sterling from our increased presence in Europe and the United Kingdom, as well as our €500.0 million aggregate principal amount of 1.450% Senior Notes due 2027, our exposure to foreign currency has increased. We could mitigate future investment and operational foreign currency exposure by borrowing under our Amended Credit Agreement in the particular foreign currency, subject to availability and applicable borrowing conditions. However, we would expect to incur foreign currency transaction gains and losses, which would impact our consolidated net income, and translation of financial statements from the foreign functional currency to U.S. dollars, which would be included in other comprehensive income or loss and stockholders’ equity. In addition, we have entered into cross-currency swaps to synthetically convert certain USD outstanding debt amounts to the EUR equivalent, which has further increased our exposure to foreign currency exchange rates. We have exposure to other foreign currencies, such as British pound sterling, but we have not hedged against those currencies. As a result, any changes in the strength of the U.S. dollar relative to the Euro or the other currencies of the foreign countries in which we operate may have an impact on our consolidated results of operations, including but not limited to the fact that the fair value of our cross-currency swap liabilities may increase and we may incur losses that would be immediately recognized in earnings since those hedges are not designated. See "Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our interest rate and foreign currency risks.

Discontinuation, reform or replacement of the London Interbank Offered Rate (“LIBOR”) and other benchmark rates, or uncertainty related to the potential for any of the foregoing, may adversely affect our business.

Certain of our variable rate debt, including our Amended Credit Agreement, uses LIBOR as a benchmark for establishing the interest rate. See Note 11, Debt, to our audited consolidated financial statements. While the U.K. Financial Conduct Authority (the "FCA") announced in 2017 that it intended to phase out LIBOR by the end of 2021, the administrator of LIBOR announced in November 2020 its intention to consult on ceasing publication of one-week and two-month USD LIBOR settings at the end of 2021 and ceasing publication of the remaining overnight and one-, three-, six- and 12-month USD LIBOR settings at the end of June 2023. While the proposal is not yet final, the FCA and other similar entities have supported this announcement and issued additional guidance. U.S. federal banking agencies also issued a joint statement in November 2020 encouraging banks to stop using LIBOR for new contracts as soon as possible but in any event by the end of the year. In addition, other regulators have suggested reforming or replacing other benchmark rates. Discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact the cost of our variable rate debt.

Our credit facility was amended in March 2020 to provide that, among other things, upon the occurrence of a Benchmark Transition Event (as defined in the Amended Credit Agreement and which includes that the Eurodollar rate with respect to any applicable currency has ceased or will cease to be provided or is no longer representative) or an Early Opt-in Election (as defined in the Amended Credit Agreement and which includes a determination by the administrative agent or a notification by the required lenders to the administrative agent that the required lenders have determined that syndicated credit facilities in such currency being executed at such time, or that include language similar to the benchmark transition provisions in the Amended Credit Agreement are being executed or amended to incorporate or adopt a new benchmark interest rate to replace the Eurodollar rate loans denominated in for such currency), as applicable, with respect to any currency, the administrative agent and the Company may amend the Amended Credit Agreement to replace the Eurodollar rate for loans denominated in such currency (which, for loans denominated in USD (our term loans and United States dollar revolver) and British pounds sterling (Great Britain pound revolver) is LIBOR) with a benchmark replacement (with respect to any currency, the sum of: (a) the alternate benchmark rate (which, with respect to USD, may be a rate based on the secured overnight financing rate (“SOFR”)) selected by the administrative agent and the Company giving due consideration to (i) any selection or recommendation of a replacement rate or the mechanism for determining such a rate by the relevant governmental body and/or (ii) any evolving or then-prevailing market convention for determining a rate of interest as a replacement to the Eurodollar rate for syndicated credit facilities in such currency and (b) the benchmark replacement adjustment for such currency). Any such amendment with respect to a Benchmark Transition Event becomes effective at the specified time in such agreement so long as the administrative agent has not received, by such time, written notice of objection to such proposed amendment from lenders comprising the required lenders; provided that, with respect to any proposed amendment containing any SOFR-based rate, the lenders are only entitled to object to the benchmark replacement adjustment contained therein. Any such amendment with respect to an Early Opt-in Election becomes effective on the date that lenders comprising the required lenders have delivered to the administrative agent written notice that such required lenders accept such amendment. Although no Benchmark Transition Event or Early Opt-in Election has occurred as of February 19, 2021, we may not be able to reach agreement with our lenders on any such amendments once it has. As a result, additional financing to replace our LIBOR-based debt may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness. In addition, any benchmark replacement may not be the economic equivalent of LIBOR or not achieve market acceptance similar to LIBOR, which could negatively impact the cost of our variable rate debt. In particular, if the benchmark replacement is a SOFR-based rate, risks related to SOFR include, but are not limited to, that SOFR differs fundamentally from, and may not be a comparable substitute for, USD LIBOR; SOFR may be discontinued or fundamentally altered in a manner that is materially adverse to us; and any failure of SOFR to gain market acceptance could adversely affect us.

The agreements governing our indebtedness place significant operational and financial restrictions on us, reducing our operational flexibility and creating default risks.

The agreements governing our indebtedness contain covenants, and the terms of any future agreements may contain covenants, that place restrictions on us and our subsidiaries. These covenants restrict, among other things, our and our subsidiaries’ ability to:

•    merge, consolidate or transfer all, or substantially all, of our or our subsidiaries’ assets;
•    incur or guarantee additional indebtedness;
•    create liens on our or our subsidiaries’ assets;
•    pay dividends and make other distributions on our stock;
•    enter into transactions with affiliates;
•    issue or sell stock of our subsidiaries; and
•    change the nature of our business.

These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. These covenants could also impair our ability to plan for or react to market conditions or meet capital needs, or our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our interest. In addition, the indentures governing our 2024 Notes, 2029 Notes, 2027 Notes, 2030 Notes and our Amended Credit Agreement require us to maintain specified financial ratios and satisfy financial condition tests. The indentures governing our 2024 Notes, 2029 Notes, 2027 Notes and 2030 Notes also require our operating partnership and its subsidiaries to maintain total unencumbered assets of at least 150% of the aggregate principal amount of their outstanding unsecured indebtedness on a consolidated basis. Our ability to comply with these metrics or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants or covenants under any other agreements governing our indebtedness could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders or holders thereof could elect to declare all outstanding debt under such agreements to be immediately due and payable. If we were unable to repay or refinance the accelerated debt, the lenders or holders, as applicable, could proceed against any assets pledged to secure that debt, including foreclosing on or requiring the sale of our data centers, and our assets may not be sufficient to repay such debt in full.

Risks Related to Our General Business

The recent novel coronavirus (COVID-19) pandemic and measures to prevent its spread could materially adversely impact our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
The novel strain of the coronavirus identified in China in late 2019 has spread globally and resulted in authorities implementing numerous measures to attempt to contain the virus, including travel bans, shelter in place regulations and other restrictions and shutdowns. There has been and continues to be considerable uncertainty about the effects of these measures and how long they will remain in effect, which could adversely impact our employees, customers, vendors and suppliers resulting in a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.

As a result of the COVID-19 pandemic, while our data centers have remained operational, we have modified our business practices by temporarily closing our corporate headquarters and regional locations, transitioned non-essential employees to working remotely from their homes, implemented restrictions on the physical participation in meetings and significantly limited business travel, all of which have disrupted how we operate our business and may remain in place for an indeterminate amount of time. We cannot assure you, however, that our workforce will be able to continue to work effectively as a result of such practices, or that our technological systems or infrastructure will continue to be equipped to facilitate effective remote working arrangements for our employees. To date, our technology systems and infrastructure have effectively supported our remote working activities.

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

The effects of the pandemic have affected (and may continue to adversely affect) the economies of countries where we do business, including the United States and countries in Europe, and have also caused (and may continue to cause) severe disruption and volatility in the global capital markets, foreign exchange and interest rates. The resulting economic downturn could adversely affect our and our customers’ and suppliers’ businesses, financial conditions, results of operations and growth prospects, and may adversely impact our ability to issue equity, borrow or refinance debt and otherwise access the capital markets to fund our business. If we cannot obtain capital when needed on acceptable terms or at all, we may not be able to develop or acquire properties when strategic opportunities arise or refinance our debt at or before maturity, and we may need to increase our liquidity by disposing of properties possibly on disadvantageous terms or renewing leases on less favorable terms than we otherwise would, which could adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock. Moreover, our continued access to external sources of liquidity also depends on our maintaining strong credit ratings. If rating agencies lower our credit ratings, it could adversely affect our ability to access the debt markets, our cost of funds and other terms for new debt.

The duration and extent of the impact from the COVID-19 pandemic continues to depend on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the distribution and effectiveness of vaccines and the impact of these and other factors on our employees, customers, suppliers and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in this Part I, Item 1A.
Our international activities are subject to special risks different from those faced by us in the United States, and we may not be able to effectively manage our international business.

While our activities are primarily based in the United States, since 2018 we have increased our presence in Europe, including in Amsterdam, Dublin, Frankfurt, London and Paris. Expanding our international activities involves risks not generally associated with activities or investments in the United States, including:
•compliance with evolving and varied regulations related to the COVID-19 pandemic;
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
•multiple, conflicting and changing legal, regulatory, entitlement and permitting, and tax and treaty environments with which we have limited familiarity;
•exposure to increased taxation, confiscation or expropriation;
•fluctuations in foreign currency exchange rates, currency transfer restrictions and limitations on our ability to distribute cash earned in foreign jurisdictions to the United States;
•longer payment cycles and problems collecting accounts receivable;
•laws and regulations on content distributed over the Internet that are more restrictive than those in the United States;
•evolving and uncertain local laws, policies, regulations and licenses, including the implementation and enforcement thereof;
•difficulty in enforcing agreements in non-U.S. jurisdictions, including those entered into in connection with our acquisitions, or in the event of a default by one or more of our customers, suppliers or contractors;
•political and economic instability, including sovereign credit risk, in certain geographic regions;
•the continuing uncertainty about the future relationship between the United Kingdom and the European Union following the United Kingdom's withdrawal from the European Union (commonly known as "Brexit") as discussed in “The continuing uncertainty following the United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could adversely affect our business, financial condition and results of operations” below;
•exposure to restrictive foreign labor law practices;
•import and export restrictions and other trade barriers, including imposition of tariffs; and
•increased trade tensions between countries or political and economic unions.
Our inability to overcome these risks could adversely affect our foreign operations, partnerships and growth prospects and could harm our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
Any failure to comply with anti-corruption laws and regulations could have adverse effects on our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.

We are subject to laws and regulations concerning our business operations, sales and marketing activities in the U.S. and foreign countries where we conduct business. For example, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, which generally prohibits companies and any individuals or entities acting on their behalf from offering or making improper payments or providing benefits to foreign officials for the purpose of obtaining or keeping business. We are also subject to various other anti-bribery, anti-corruption and international trade laws in the U.S. and certain foreign countries, such as the U.K. Bribery Act. There is a risk that our employees, business partners and other third parties could violate these laws, and we could be sanctioned or held liable for actions taken by our employees, business partners and other third parties with respect to our business. We could incur significant expenses in investigating any potential violation and could incur severe criminal or civil sanctions and/or fines as a result of violations or settlements regarding such laws. In addition, any allegations, settlements or violations could materially and adversely impact our reputation and our relationships with current and future customers, suppliers, employees and business partners. Any such expenses, sanctions, fines, allegations, settlements or violations could adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
The continuing uncertainty following the United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could adversely affect our business, financial condition and results of operations.
We are developing and operate data centers in Europe, including in Amsterdam, Dublin, Frankfurt, and Paris as well as in the United Kingdom. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. After years of negotiations to establish the framework for the future relationship between the United Kingdom and the European Union, the United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, which lasted until December 31, 2020.
On January 1, 2021, the United Kingdom left the European Union Single Market and Customs Union, as well as all European Union policies and international agreements. As a result, the free movement of persons, goods, services and capital between the United Kingdom and the European Union ended, and the European Union and the United Kingdom formed two separate markets and two distinct regulatory and legal spaces. Prior to the United Kingdom’s departure, a trade and cooperation agreement (the “Trade Agreement”) was reached between the United Kingdom and the European Union on December 24, 2020, avoiding a no-deal separation. The Trade Agreement was approved by the European Union’s member states and the United Kingdom Parliament, and is expected to be formally ratified by the European Parliament. The Trade Agreement offers United Kingdom and European Union companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas; however, economic relations between the United Kingdom and the European Union will now be on more restricted terms than existed previously. While the Trade Agreement provides clarity for the future relationship between the United Kingdom and the European Union, uncertainties remain and further negotiations are expected. For instance, the Trade Agreement does not incorporate the full scope of the services sector, and businesses such as banking and finance face a more uncertain future. The United Kingdom and European Union plan to put in place a regulatory dialogue on financial services based on a separate memorandum of understanding by March 2021. At this time, we cannot predict the impact that the Trade Agreement and any future agreements on services will have on our business and our customers, and it is possible that new terms may adversely affect our business, financial condition and results of operations.
The original referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. If other European Union member states pursue withdrawal, barrier-free access between other European Union member states or among the European economic area overall could be diminished or eliminated. Withdrawal from the European Union, or the perception that additional withdrawals could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates (primarily the British pound sterling and Euro) and credit ratings may be especially subject to increased market volatility. Lack of clarity about United Kingdom laws and regulations as the United Kingdom continues to determine which European Union laws to replace or replicate could depress economic activity and restrict our access to capital in the United Kingdom. For example, this lack of clarity could result in canceled contracts, changes in exchange rates or less favorable payment terms.

In particular, changes resulting from Brexit, including those related to additional trade agreements, tariffs and customs regulations and currency fluctuations, may cause us to lose customers, suppliers and employees and any of these factors may adversely affect our business, financial condition and results of operations, especially with respect to our European operations. In addition, the value of the Euro and British pound sterling as compared to the U.S. dollar; potential price increases or unavailability of supplies purchased from companies located in the European Union or elsewhere; potential disruptions in the markets we serve; and changes in tax laws in the jurisdictions in which we operate could have adverse effects on our business, financial condition and results of operations.

The ongoing trade conflict between the United States and the PRC may negatively impact certain of our customers, which in turn could materially and adversely affect our financial condition and results of operations.
The United States has recently advocated for and taken steps toward restricting trade in certain goods, particularly from the PRC. The PRC and certain other countries have retaliated and may further retaliate in response to new trade policies, treaties and tariffs implemented by the United States. Any further actions to increase existing tariffs or impose additional tariffs could result in an escalation of the trade conflict and may have a material negative impact on the economies of not just the United States and the PRC, but the global economy as a whole. While the U.S. had recently announced prohibitions on certain “transactions”, including without limitation “any acquisition, importation, transfer, installation, dealing in, or use of any information and communications technology or service”, by any person, or with respect to any property, subject to the jurisdiction of the United States with a certain mobile application that involves, among other things, (a) any provision of services to distribute or maintain such mobile application within the United States and (b) any provision of internet hosting services, content delivery network services or directly contracted or arranged internet transit or peering services, in each case that enable the functioning or optimization of such mobile application within the United States, such prohibitions have been enjoined and will not take effect, pending legal developments. The President has also issued an executive order with respect to another mobile application, although similar rules proposed by the U.S. Department of Commerce that identified the transactions prohibited by such order were subsequently withdrawn. In early January 2021, the President signed another executive order prohibiting transactions using certain PRC payment applications. While we are currently unable to predict whether these restrictions will take effect, whether the U.S. or other governments will impose any further restrictions or extend these restrictions to other industries, or the eventual impact of any such restrictions, the aforementioned prohibitions create uncertainty around our customers that are controlled by PRC entities and our customers’ ability to do business with PRC entities. If these measures, tariffs and prohibitions affect any of our customers and their business results and prospects, their demand for, or ability to pay for, our data center services may decrease, which may materially and adversely affect our financial condition and results of operations.
The regulatory framework around data custody, data privacy and breaches varies by jurisdiction and involves complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere.

Data custody and privacy laws and regulations are complex and vary by jurisdiction. We may not be able to limit our liability or damages in the event of a loss of business or personal data. For example, the European Union's General Data Protection Regulation (the "GDPR") became effective in 2018. The GDPR imposes additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Data protection legislation is also becoming common in the United States at both the federal and state level and may require us to further modify our data processing practices and policies. For example, the state of California, where we expect to open a data center in 2022 and have other property for future development, adopted the California Consumer Privacy Act of 2018, which took effect on January 1, 2020, and California voters approved the California Privacy Rights Act in November 2020, which will be effective January 1, 2023. These laws provide California residents with increased privacy rights and protections with respect to their personal information. Compliance with existing, proposed and recently enacted data privacy laws and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of, or failure to secure, personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, fines and penalties, damage to our reputation and credibility and could have a negative impact on our business, financial condition and results of operations.
We may incur significant costs complying with the Americans with Disabilities Act, or ADA, and similar laws, which could materially adversely affect our financial condition and operating results.

Under the ADA, all places of public accommodation must meet federal requirements related to access and use by disabled persons. We have not conducted an audit or investigation of all of our U.S. properties to determine our compliance with the ADA. If one of our U.S. properties is not in compliance with the ADA, we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other similar legislation, our financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock could be materially adversely affected.
We may be adversely affected by regulations or standards related to climate change.
If we, or other companies with which we do business, become subject to existing or future laws and regulations or standards related to climate change, our business could be impacted adversely. For example, in the normal course of business, we enter into agreements with providers of electric power for our data centers, and the costs of electric power comprise a significant component of our operating expenses. In addition, we may be required to incur additional costs to acquire or upgrade our back-up generators to obtain or continue to qualify for applicable permits. Changes in regulations that affect electric power providers, such as regulations related to the control of greenhouse gas emissions, wildfire mitigation plans or other climate change related matters, could adversely affect the costs of electric power and increase our operating costs and may adversely affect our or our customers' business, financial condition, results of operations and cash flows as well as our ability to pay dividends and the market price of our common stock.

We may incur significant costs complying with other regulations.
Our properties are subject to various federal, state and local regulations, such as state and local fire and life safety regulations, as well as similar foreign regulations. For instance, as discussed in “We have been and may continue to be vulnerable to security breaches or cyber-attacks which have disrupted and could disrupt our operations, harm our brand and reputation and have a material adverse effect on our business, financial condition and results of operations” above, regulations such as the GDPR and CCPA may have significant impact on our operations. If we fail to comply with these various regulations, we may be required to pay fines or private damage awards. We do not know whether existing regulations will change or whether future regulations will require us to make significant unanticipated expenditures that may adversely affect our business, financial condition and results of operations. With respect to foreign regulations, we also face the risks described above in “We face risks with our international acquisitions associated with investing in unfamiliar metropolitan areas”.
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
Maryland law provides that a director has no liability in the capacity as a director if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the company’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the Maryland General Corporation Law (MGCL), our charter limits the liability of our directors and officers to the company and our stockholders for money damages, except for liability resulting from:
•actual receipt of an improper benefit or profit in money, property or services; or
•a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.
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
Our charter and bylaws and the partnership agreement contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interests, including the following:
•Our Charter Contains Restrictions on the Ownership and Transfer of Our Stock. In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elect to be taxed as a REIT. Subject to certain exceptions, our charter prohibits any stockholder from owning beneficially or constructively more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock, or 9.8% in value of the aggregate of the outstanding shares of all classes or series of our stock. We refer to these restrictions collectively as the “ownership limits.” The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding common stock or the outstanding shares of all classes or series of our stock by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Our charter also prohibits any person from owning shares of our stock that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares of our common stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. These ownership limits may prevent a third-party from acquiring control of us if our board of directors does not grant an exemption from the ownership limits, even if our stockholders believe the change in control is in their best interests. Although it is under no continuing obligation to do so, our board of directors has granted some limited exemptions from the ownership limits applicable to certain holders of our common stock, subject to certain initial and ongoing conditions designed to protect our status as a REIT, including, if deemed advisable, the receipt of an Internal Revenue Service (IRS) private letter ruling or an opinion of counsel.

•Our Board of Directors Has the Power to Cause Us to Issue Additional Shares of Our Stock Without Stockholder Approval. Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of our shares of common stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our shares of common stock or otherwise be in the best interests of our stockholders.
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
In addition, the limited partnership agreement of our operating partnership provides for the issuance of partnership units designated as LTIP Units. While all of the issued and outstanding operating partnership units were owned, directly or indirectly, by the Company as of December 31, 2020, as a result of the restructuring of our operating partnership, which was effective February 1, 2021, 0.2% of the operating partnership units are now held by a wholly-owned subsidiary of the Company and the Compensation Committee of the Company may now grant awards to participants in our Restated 2012 Long Term Incentive Plan (“LTIP”) that allows recipients to elect to receive their award in the form of LTIP Units or restricted stock of the Company. LTIP Units will dilute the Company’s interest (and therefore the interest of our stockholders) in the assets of our operating partnership. LTIP Units will have the right to vote on certain amendments to the limited partnership agreement of our operating partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Furthermore, circumstances may arise in the future when the interest of limited partners in our operating partnership may conflict with the interest of our stockholders. For example, the timing and terms of dispositions of properties held by our operating partnership may result in tax consequences to certain limited partners and not to our stockholders.
Certain provisions of Maryland law may limit the ability of a third-party to acquire control of us.
Certain provisions of the MGCL may have the effect of inhibiting a third-party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:
•“business combination” provisions that, subject to limitations, prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder and us for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and
•“control share” provisions that provide that holders of “control shares” of our company (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.
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
If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, and could be subject to U.S. Federal income tax for any open taxable years on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we would also be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.
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
Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state, local, and non-U.S. taxes on our income and assets, including taxes on any undistributed net taxable income and state, local, or non-U.S. income, property and transfer taxes. For example, in order to meet the REIT qualification requirements, we may hold some of our assets or conduct certain of our activities through one or more TRS or other subsidiary corporations that will be subject to federal, state, and local corporate-level income taxes as regular C corporations. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s length basis. Moreover, we are subject to income, withholding and other taxes in numerous non-U.S. jurisdictions with respect to our income and operations related to those jurisdictions. Our after-tax profitability could be affected by numerous factors, including the availability of tax credits, exemptions and other benefits to reduce our tax liabilities, changes in the relative amount of our earnings subject to tax in the various jurisdictions in which we operate, the potential expansion of our business into or otherwise becoming subject to tax in additional jurisdictions, changes to our existing businesses and operations, the extent of our intercompany transactions and the extent to which taxing authorities in the relevant jurisdictions respect those intercompany transactions. Any of these taxes would decrease cash available for distribution to our stockholders.

Changes in U.S. or foreign tax laws and regulations, including changes to tax rates, legislation and other actions may adversely affect our results of operations.

We are headquartered in the United States with subsidiaries and operations in Europe and Asia which are subject to income taxes in these jurisdictions. Significant judgment is required in determining our provision for income taxes and there is no assurance that additional taxes will not be due upon audit of our tax returns or as a result of changes to applicable tax laws. The governments of many of the countries in which we operate may enact changes to the tax laws of such countries, including changes to the corporate recognition and taxation of worldwide income. The nature and timing of any changes to each jurisdiction’s tax laws and the impact on our future tax liabilities cannot be predicted and, as a result, our business, financial condition, results of operations, cash flows and ability to pay dividends, as well as the market price of our common stock, may be adversely affected.

Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on gain attributable to the transaction.

From time to time, we may transfer or otherwise dispose of some of our properties, including the contribution of properties to our joint venture funds. Even if we remain qualified for taxation as a REIT, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction subject to a 100% penalty tax, unless a safe harbor exception applies. Since we acquire properties for investment purposes, we do not believe that our occasional transfers or disposals of property or our contributions of properties into our joint ventures, are properly treated as prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The IRS may contend that certain transfers or disposals of properties by us or contributions of properties into our joint ventures are prohibited transactions if they do not meet the safe harbor requirements. While we believe that the IRS would not prevail in any such dispute, if the IRS were to argue successfully that a transfer or disposition or contribution of property constituted a prohibited transaction, we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a real estate investment trust for federal income tax purposes.
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

Risks Related to Our Common Stock
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
We cannot predict whether future issuances of shares of our common stock or the availability of shares of our common stock for resale in the open market will decrease the market price per share of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of the shares of our common stock. Physical settlement of these forward sale agreements or other forward sale agreements in the future have resulted or will result in dilution to our earnings per share. In 2020, we entered into forward equity sale agreements with financial institutions acting as forward purchasers under the New 2018 ATM Stock Offering Program and the 2020 ATM Stock Offering Program (each as defined in Item 7 under "Liquidity and Capital Resources"), as applicable, with respect to approximately 10.2 million shares of our common stock; and in 2019, we sold approximately 6.5 million shares of our common stock under the New 2018 ATM Stock Offering Program. In addition, we have registered shares of common stock that were reserved for issuance under our Restated 2012 Long Term Incentive Plan and under our 2014 Employee Stock Purchase Plan, and these shares can generally be freely sold in the public market, assuming any applicable restrictions and vesting requirements are satisfied. If any or all of these holders cause a large number of their shares to be sold in the public market, the sales could reduce the trading price of our common stock and could impede our ability to raise future capital on terms acceptable to us or at all.

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
•the occurrence of any of the other risk factors presented in this Form 10-K; and
•general market and economic conditions, including economic conditions as a result of the COVID-19 pandemic.
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
B)Holders
As of February 12, 2021, CyrusOne Inc. had 121 shareholders of record and 120,460,690 outstanding shares.
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

D)Issuer Purchases of Unregistered Securities

Period	(a) Total Number of Shares of Common Stock Purchased(1)	(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(c) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
January 1, 2020 - January 31, 2020	2,531	$66.99	N/A	N/A
February 1, 2020 - February 29, 2020	94,842	63.70	N/A	N/A
April 1, 2020 - April 30, 2020	1,255	74.25	N/A	N/A
May 1, 2020 - May 31, 2020	1,049	71.47	N/A	N/A
June 1, 2020 - June 30, 2020	67	73.82	N/A	N/A
July 1, 2020 - July 31, 2020	1,268	83.25	N/A	N/A
August 1, 2020 - August 31, 2020	21,365	83.32	N/A	N/A
September 1, 2020 - September 30, 2020	3,647	81.29	N/A	N/A
November 1, 2020 - November 30, 2020	873	73.01	N/A	N/A
December 1, 2020 - December 31, 2020	338	70.30	N/A	N/A
	127,235	$68.01	N/A	N/A
(1) - Represents the common stock surrendered by employees to CyrusOne to satisfy such employee's tax withholding obligations in connection with the vesting of restricted stock.

E)    Stock Performance
The following graph compares the cumulative total stockholder return on CyrusOne Inc.’s common stock for the year ended December 31, 2020, with the cumulative total return on the S&P 500 Market Index and the MSCI US REIT Index (RMZ). The comparison assumes that $100 was invested on December 31, 2015 in CyrusOne Inc.’s common stock and in each of these indices and assumes reinvestment of dividends, if any.

Stock Performance Chart
Index Value
300
280
260
240
220
200
180
160
140
120
100
December 31, 2015
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
CONE
S&P 500
MSCI US REIT

Pricing Date	CONE	S&P 500	MSCI US REIT
December 31, 2015	100.00	100.00	100.00
December 31, 2016	123.40	111.96	108.60
December 31, 2017	169.22	136.40	114.11
December 31, 2018	155.35	130.42	108.89
December 31, 2019	198.24	171.49	137.03
December 31, 2020	228.30	203.04	126.65
F)    Recent Sales of Unregistered Securities
None.

ITEM 6.    SELECTED FINANCIAL DATA
We early adopted the new amendment to Regulation S-K Item 301, which eliminates Selected Financial Data.

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
The consolidated financial statements included in this Form 10-K reflect the historical financial position, results of operations and cash flows of CyrusOne Inc. (the "Company") for all periods presented.
Overview
Our Company. We are a fully integrated, self-managed data center real estate investment trust ("REIT") that owns, operates and develops enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Our data centers are generally purpose-built facilities with redundant power and cooling. They are not network specific and enable customer connectivity to a range of telecommunication carriers. We provide mission-critical data center real estate assets that protect and ensure the continued operation of information technology ("IT") infrastructure for approximately 1,000 customers in 55 data centers, including two recovery centers, in 16 markets (11 cities in the U.S.; London, U.K.; Singapore; Frankfurt, Germany; Amsterdam, The Netherlands and Dublin, The Republic of Ireland).
We continue to monitor the global outbreak of the novel coronavirus (COVID-19) and to take steps to mitigate the potential risks to us posed by the pandemic. We provide a critical service to our customers and are considered an essential business by most governments, and our employees are continuing to operate our data centers. To date, our data center portfolio remains fully operational and we have experienced minimal disruptions in our business, including construction projects. Currently, our supply chain remains fully functional, with redundancy of supply for key operational and construction-related products. We have not been notified by customers of any significant delays in expected implementation timelines. We have taken precautions with regard to employees and facility hygiene, imposed travel restrictions on employees and transitioned employees to work from home when that is possible. We have also implemented additional protocols such as social distancing and limiting the number of people at our facilities to protect those required to work on-site at our facilities including employees, customers and vendors and suppliers. Also we have not experienced any significant delays in the collection of revenue and customers requesting relief or other rent concessions have not been significant in number or amount as of this filing. However, the recent increases in COVID-19 cases in the U.S. demonstrate that the effects of the pandemic continue to evolve rapidly. While the impact on our business has not been significant to date and vaccines have begun to be distributed, the length and severity of the effects of the pandemic remain uncertain and unpredictable and could be materially adverse to our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock as discussed in the risk factors set forth in Part I, Item 1A of this Form 10-K. We will continue to monitor developments that impact our business and respond as we believe is warranted.
Our Portfolio
Our 55 data centers, including two recovery centers, total 8.0 million Gross Square Feet ("GSF"), of which 84% of the Colocation Square Feet ("CSF") is leased and has 874 megawatts ("MW") of power capacity. This includes 13 buildings where we lease such facilities comprising approximately 11% of our total GSF as of December 31, 2020. Also included in our total GSF, CSF and MW are pre-stabilized assets (which include data halls that have been in service for less than 24 months and are less than 85% leased) with approximately 404,187 GSF and 39% of the CSF is leased with capacity of 41 MW of power.
In addition, we have properties under development comprising approximately 752,952 GSF and 73 MW of power capacity. The estimated remaining total costs to develop these properties is projected to be between $321.0 million and $396.0 million. The final costs to develop are likely to change depending on several factors including the customer capital improvements required based on the future lease contracts executed on such properties. We also have 534 acres of land available for future data center development.

Operational Overview

The following discussion provides an overview of our capital and financing activity, operations and transactions for the year ended December 31, 2020 and should be read in conjunction with the full discussion of our operating results, liquidity and capital resources included in this Form 10-K, as well as the risk factors set forth in Part I, Item 1A.

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

Fundamental secular trends for data center real estate have remained strong, including the exponential growth in global data, the growth of e-commerce and demand for outsourcing of data storage and cloud-based applications. Large cloud-based demand, in particular, is strong in the U.S. and Europe. The favorable trends have attracted new capital funding for multiple data center platforms, including both public and private companies, leading to significant increases in supply in most major markets in which we operate. While demand remains robust, the supply outlook has led to pricing pressure in some markets, particularly with large hyperscale customers which are driving an increase in demand which we expect to continue in 2021. The COVID-19 pandemic continues to create uncertainty surrounding general economic growth in the U.S. and Europe in 2021. More generally, in response to the pandemic, government economic support to businesses and individuals impacted by the pandemic may not continue or be effective at alleviating the abrupt economic deterioration experienced to date, and both the short-term and long-term impact of these actions on economic growth remains uncertain. As a result, the impact of the current state of the economies where we do business on our company is unknown.

In terms of capital investment, we will continue to pursue selective development of new data centers in markets where we project demand and market rental rates will provide attractive financial returns.

We may, from time to time, selectively dispose of non-strategic assets to recycle capital and enhance long-term growth in earnings and cash flows, as well as to improve the overall quality of our portfolio.

While the debt capital markets continue to provide liquidity, many lenders are tightening their credit standards and cautiously allocating capital; however with our access to the investment grade debt capital markets, we completed several senior debt issuances and amended our credit facility in 2020 at favorable terms to extend our near-term maturities and reduce our overall borrowing rates. We are committed to maintaining our investment grade ratings and have a strong balance sheet. We anticipate having sufficient liquidity to fund our capital and operating expenses, including costs to maintain our properties and distributions, though we may finance investments, including acquisitions and developments, with the issuance of new shares of our common stock, proceeds from asset sales or through additional borrowings. Please see “Liquidity and Capital Resources” for additional discussion.
Inflation
The U.S. and European economies where we operate have experienced low inflation over the last several years, as a result, inflation has not had a significant impact on our business. Our customer leases generally do not provide for annual increases in rent based on inflation. As a result, we bear the risk of increases in the costs of operating and maintaining our data center facilities. Most of our leases have rent escalators, typically ranging from 1-3% per annum, in addition most of our leases are structured to pass-through the cost of sub-metered utilities. In the future, we expect more of our leases to be structured to pass-through utility costs. In addition, approximately 75% of our leases, based on annualized rent, expire within six years which enables us to replace existing leases with new leases at then existing market rates.
Summary of Significant Transactions and Activities for the Year Ended December 31, 2020

Real Estate Acquisitions, Development and Other Activities

During the year ended December 31, 2020, the Company purchased land for future development in Frankfurt, Germany and London, United Kingdom totaling 35 acres for $58.0 million. In March 2020, the Company entered into a 25-year lease comprising a 45,000 square feet building and commenced development of a 27 MW data center in Paris, France which was preleased to a customer.

During the year ended December 31, 2020, cash capital expenditures were $910.5 million, of which $896.7 million related to the development and construction of data centers. We continue to make a significant investment to build and develop data centers which will require additional capital investment. The expansion and development of additional power capacity and building square feet contributed to our year-over-year revenue increase in 2020.

Capital and Financing Activity

Financing Activity

As of December 31, 2020, we had $1,232.9 million outstanding under the Amended Credit Agreement (as defined below) and $2.2 billion of senior notes. For more information, see Note 11, Debt.

On March 31, 2020, CyrusOne LP, a Maryland limited partnership (the “Operating Partnership”), and subsidiary of the Company, entered into an amendment to its credit agreement, dated as of March 29, 2018 (as so amended, the “Amended Credit Agreement”), among the Operating Partnership, as borrower, the lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders. Proceeds from the Amended Credit Agreement were used, among other things, to refinance and replace the credit facilities under the Company's prior credit agreement.
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
During the year ended December 31, 2020, CyrusOne Inc. entered into forward equity sale agreements with financial institutions acting as forward purchasers under the New 2018 ATM Stock Offering Program and the 2020 ATM Stock Offering Program, as applicable, with respect to approximately 10.2 million shares of its common stock at a weighted average price of $68.98 per share, net of expenses. The Company received proceeds of $219.1 million from the sale of 3.4 million of its common shares by the forward purchasers in respect of forward equity sale agreements entered during the year ended December 31, 2020. The Company currently expects to fully physically settle the remaining forward equity sale agreements by November 2021 and receive cash proceeds upon one or more settlement dates at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreements, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreements multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the terms of the agreements.

As of December 31, 2020, there was $150.8 million under the 2020 ATM Stock Offering Program available for future offerings.

Concentration of Revenue

We define our annualized backlog as the twelve-month recurring revenue (calculated in accordance with generally accepted accounting principles in the United States of America ("GAAP")) for executed lease contracts achieved upon full occupancy which have not commenced as of the end of a period. Our backlog as of December 31, 2020 and 2019 was approximately $101.0 million and $51.7 million, respectively. During 2020, one customer represented 19% of our revenue. We expect 56% of our backlog lease contracts to commence in 2021 and 44% in 2022 and thereafter. Because GAAP revenue for any period is generally a function of straight line revenue recognized from lease contracts in existence at the beginning of a period, as well as lease contract renewals and new customer lease contracts commencing during the period, backlog as of any period is not necessarily indicative of near-term performance. Our definition of backlog may differ from other companies in our industry.

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

a.Colocation Rent Revenue

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
Impairment Losses
Management reviews the carrying value of long-lived assets, including intangible assets with finite lives, when events or circumstances indicate that the carrying value of the assets may not be recoverable. When such impairment indicators exist, we review an estimate of the undiscounted future cash flows expected to result from the use of an asset (or group of assets) and proceeds from its eventual disposition and compare such amount to its carrying value. To determine the cash flows we consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, rental rates, competition and other factors. The estimate of expected future cash flows is inherently uncertain and relies to a considerable extent on management estimates and assumptions, including current and future market conditions, projected growth in our CSF, projected recurring rent churn (as described below), lease renewal rates and our ability to generate new leases on favorable terms. If our undiscounted cash flows indicate that we are unable to recover the carrying value of the asset, an impairment loss is recognized. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value. The evaluation whether assets may not be recoverable and the estimates and assumptions used to determine undiscounted cash flows and fair value requires significant judgment by management.
For the year ended December 31, 2020, we recognized an impairment loss of $11.2 million, which includes an $8.8 million impairment loss based on our estimate of the decrease in the fair value of the equipment held for use in inventory at our U.S. data centers and a $2.4 million impairment loss based on the estimated fair value for our investment in land held in Atlanta for future development as the Company sold this land to a third-party in February 2021. For the year ended December 31, 2019, we recognized an impairment loss of $0.7 million, primarily due to an impairment loss on the South Bend-Monroe facility, which was being actively marketed for sale. These fair values were based on unobservable inputs and the determination of fair value of real estate assets to be held for use is derived using the discounted cash flow method and involves a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate fair value. Such assumptions are Level 3 inputs and include, but are not limited to, projected vacancy rates, rental rates, property operating expenses and required capital expenditures. These factors require management's judgment of factors such as market knowledge, historical experience, lease terms, tenant financial strength, economy, demographics, environment, property location, age, physical condition and expected return requirements, among other things. The aforementioned factors are taken as a whole by management in the determination of fair value. See Fair Value Measurements below for further information on fair value. The impairment losses are included in Impairment losses and (gain) loss on asset disposals in our Consolidated Statements of Operations.
Key Operating Metrics

Annualized Rent. We calculate annualized rent as monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2020, multiplied by 12. Monthly contractual rent is primarily for data center space, power and connectivity; however, it includes rent for office space and other ancillary services. For the month of December 2020, customer reimbursements were $173.6 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Other companies may not define annualized rent in the same manner. Accordingly, our annualized rent may not be comparable to others. Management believes annualized rent provides a useful measure of our in-place lease revenue.

Colocation Square Feet ("CSF"). We calculate leased total CSF as the GSF at an operating facility that is leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.

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

Capital Expenditures. Expenditures that expand, improve or extend the life of real estate and non-real estate property are capital expenditures. Management views its capital expenditures as comprised of acquisitions of real estate, development of real estate, recurring capital expenditures and all other non-real estate capital expenditures. Purchases of land or buildings from third parties represent acquisitions of real estate. Capital spending that expands or improves our data centers is deemed development of real estate. Replacements of data center equipment are considered recurring capital expenditures. Purchases of software, computer equipment and furniture and fixtures are included in non-real estate capital expenditures.

Factors That May Influence Future Results of Operations

Rental Income. Our revenue growth depends on our ability to maintain our existing revenue base and to sell new capacity that becomes available as a result of our development activities. As of December 31, 2020, we have leased approximately 84% of our CSF. Our ability to grow revenue with our existing customers will also be affected by our ability to maintain or increase rental rates at our properties. Rates contracted with our customers that renewed in 2020 were lower than the rates previously in effect, a trend that we expect to continue and to be driven by increases in data center supply and cloud company offerings. As such, we anticipate decreases in rates as contracts renew which could continue to affect our revenue in future periods. Future economic downturns, regional downturns affecting our markets, or oversupply of or decrease in demand for data center colocation services could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, and this could adversely affect our ability to maintain or increase revenues.

Leasing Arrangements. As of December 31, 2020, 22% of our leased GSF was to customers on a gross basis. Under a gross lease, the customer pays a fixed monthly rent amount, and we are responsible for all data center facility electricity, maintenance and repair costs, property taxes, insurance and other utilities associated with that customer’s space. For leases under this model, fluctuations in our customers’ monthly utilization of power and the prices our utility providers charge us impact our profitability. As of December 31, 2020, 78% of our leased GSF was to customers with separately billed metered power. Under the metered power model, the customer pays us a fixed monthly rent amount, plus its actual costs of sub-metered electricity used to power its data center equipment, plus an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. We are responsible for all other costs listed in the description of the gross lease above. Fluctuations in a customer’s utilization of power and the supplier pricing of power do not impact our profitability as much under the metered power model. In future periods, we expect more of our contracts to be structured to bill power on a metered power basis.

Growth and Expansion Activities. Our ability to grow our revenue and profitability will depend on our ability to acquire and develop data center space globally at an appropriate cost and to lease the data center space to customers on favorable terms. During the year ended December 31, 2020, we increased our operational GSF by 12.7%, bringing our total GSF to approximately 8.0 million at December 31, 2020. Our portfolio, as of December 31, 2020, also included approximately 0.8 million GSF under development, as well as 2.3 million GSF of additional powered shell space under roof available for development. In addition, we have approximately 534 acres of land that are available for future data center shell development. We expect that the eventual construction of this future development space will enable us to accommodate a portion of the future demand of our existing and future customers and increase our future revenue, profitability and cash flows.

Scheduled Lease Expirations. Our ability to maintain low recurring rent churn and renew expiring customer leases on favorable terms will impact our results of operations. Our data center uncommitted capacity as of December 31, 2020, was approximately 2.2 million GSF. Excluding month-to-month leases, leases representing 9% and 10% of our total GSF are scheduled to expire in 2021 and 2022, respectively. These leases represented approximately 18% and 15% of our total annualized rent as of December 31, 2020. Month-to-month leases represented 4% of our total annualized rent as of December 31, 2020. Recurring rent churn was 3.6% for the year ended December 31, 2020, as compared to 4.9% for the year ended December 31, 2019. Our recurring rent churn for each quarter in 2020 ranged from 0.6% to 1.1%, in comparison to a range of 0.6% to 2.1% in 2019.

Conditions in Significant Markets. Our properties are located in 17 distinct markets (11 cities in the U.S.; London, U.K.; Singapore; Frankfurt, Germany; Amsterdam, The Netherlands; Dublin, The Republic of Ireland and Paris, France). Cincinnati, Dallas, Houston, New York Metro, Northern Virginia, Phoenix and San Antonio accounted for approximately 79% of our annualized rent as of December 31, 2020. We have recently expanded into development in Amsterdam, The Netherlands, and Dublin, the Republic of Ireland. General economic conditions and regulations in these markets could impact our overall profitability.

Results of Operations
Comparison of Years Ended December 31, 2020 and 2019

IN MILLIONS, except per share data
For the Year Ended December 31,	2020	2019	$ Change 2020 vs. 2019	% Change 2020 vs. 2019
Revenue:
Colocation rent	$842.1	$793.5	$48.6	6.1%
Metered power reimbursements	161.4	138.8	22.6	16.3%
Equipment sales	10.6	29.7	(19.1)	(64.3)%
Other revenue	19.4	19.3	0.1	0.5%
Total revenue	1,033.5	981.3	52.2	5.3%
Operating expenses:
Property operating expenses	411.6	383.4	28.2	7.4%
Sales and marketing	18.3	20.2	(1.9)	(9.4)%
General and administrative	99.3	83.5	15.8	18.9%
Depreciation and amortization	449.4	417.7	31.7	7.6%
Transaction, acquisition, integration and other related expenses	3.7	8.4	(4.7)	(56.0)%
Impairment losses and (gain) loss on asset disposals	11.1	1.1	10.0	n/m
Total operating expenses	993.4	914.3	79.1	8.7%
Operating income	40.1	67.0	(26.9)	(40.1)%
Interest expense, net	(57.7)	(82.0)	24.3	(29.6)%
Gain on marketable equity investment	89.5	132.3	(42.8)	(32.4)%
Loss on early extinguishment of debt	(6.5)	(71.8)	65.3	n/m
Foreign currency and derivative losses, net	(27.6)	(7.5)	(20.1)	n/m
Other expense	—	(0.3)	0.3	n/m
Net income before income taxes	37.8	37.7	0.1	0.3%
Income tax benefit (expense)	3.6	3.7	(0.1)	(2.7)
Net income	$41.4	$41.4	$—	n/m
Operating gross margin	3.9%	6.8%
Capital expenditures *:
Investment in real estate	$896.7	$866.5	$30.2	3.5%
Recurring capital expenditures	13.8	9.9	3.9	39.4%
Total	$910.5	$876.4	$34.1	3.9%
Metrics information:
CSF*	4,665,000	4,165,000	500,000	12.0%
Leased rate*	84%	85%
Income per share - basic and diluted	$0.35	$0.36
Dividends declared per share	$2.02	$1.92

*	See “Key Operating Metrics” above for a definition of capital expenditures, CSF and leased rate.

Operations

As of December 31, 2020, we had approximately 1,000 customers, many of which have leases at multiple locations. Our recurring revenues consist of rental revenue for colocation space and metered power reimbursements based upon customers with leases, and our nonrecurring revenues consist of equipment sales and installation services based on contracts with customers. We provide customers with data center services pursuant to leases with initial terms ranging from three to ten years. As of December 31, 2020, the weighted average remaining term was 3.8 years based upon annualized rent. Lease expirations through 2023, excluding month-to-month leases, represent 32% of our total GSF, or 49% of our aggregate annualized rent as of December 31, 2020. At the end of the lease term, customers may allow the contract to expire, sign a new lease or automatically renew pursuant to the terms of their lease. The automatic renewal period could be for varying lengths, depending on the terms of the contract, such as, for the original lease term, one year or month-to-month. As of December 31, 2020, 3% of our GSF was subject to month-to-month leases.

Revenue

For the year ended December 31, 2020, revenue was $1,033.5 million, an increase of $52.2 million, or 5.3% compared to $981.3 million for the year ended December 31, 2019. Fluctuations in revenue are dependent upon our ability to maintain our existing revenue base, sell new capacity, and maintain or increase rental rates at our properties. Recurring rent churn percentage of 3.6% for the year ended December 31, 2020 decreased by 1.4% as compared to the 4.9% for the year ended December 31, 2019.

The revenue increase of $52.2 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019 is primarily due to the following:
•$42.2 million increase in colocation rent, primarily due to a $61.7 million increase for new leasing, partially offset by $11.0 million of rent churn related to expired leases and $8.5 million of lower termination fees primarily in the U.S. markets;
•$22.6 million increase in metered power reimbursements, and
•$6.4 million increase in interconnection revenue; partially offset by
•$19.0 million decrease in equipment sales and other services.

Operating Expenses

Property operating expenses

For the year ended December 31, 2020, Property operating expenses were $411.6 million, an increase of $28.2 million, or 7.4%, compared to $383.4 million for the year ended December 31, 2019 primarily due to the following:
•$45.1 million increase in property operating expenses primarily due to expansion at our properties and newly developed properties placed in service including increases in utilities, repairs and maintenance, property taxes and other operating expenses; and
•$0.8 million increase in personnel costs including severance; partially offset by
•$17.7 million decrease in equipment cost of sales due to higher sales volume during the year ended December 31, 2019.

Sales and marketing expenses

For the year ended December 31, 2020, Sales and marketing expenses were $18.3 million, a decrease of $1.9 million, or 9.4%, compared to $20.2 million for the year ended December 31, 2019, primarily due to lower personnel costs as a result of changes in the organization structure.

General and administrative expenses

For the year ended December 31, 2020, General and administrative expenses were $99.3 million, an increase of $15.8 million, or 18.9%, compared to $83.5 million for the year ended December 31, 2019, primarily due to the following:
•$7.8 million increase primarily due to $14.8 million increase in severance related to the separation of certain senior executives from the Company and a general reduction in force, partially offset by $7.0 million of lower amortization of stock-based compensation for senior executives;
•$6.9 million increase in legal and professional fees primarily due to increased costs related to higher tax fees and costs related to legal and tax planning, customer lease contract negotiations and security; and
•$2.4 million increase in rent and other facilities costs; partially offset by
•$1.3 million decrease in other general and administrative expenses.

Depreciation and amortization expense

For the year ended December 31, 2020, Depreciation and amortization expense was $449.4 million, an increase of $31.7 million, or 7.6%, compared to $417.7 million for the year ended December 31, 2019. This increase was primarily driven by asset additions that were placed in service after the fourth quarter of 2019. Since December 31, 2019, approximately $818.3 million of new data center assets have been placed in service. Depreciation and amortization expense is expected to increase in future periods as we complete the development of properties and installation of equipment and facilities to support our operations.

Impairment losses and (gain) loss on asset disposals

For the year ended December 31, 2020, Impairment losses and (gain) loss on asset disposals were $11.1 million as the result of our planned disposition of land held for future development in Atlanta, GA to a third-party and impairment related to equipment held for use in inventory at our U.S. data centers. For the year ended December 31, 2019, Impairment losses and (gain) loss on asset disposals were $1.1 million primarily due to an impairment loss on the South Bend - Monroe facility, which was being actively marketed for sale and subsequently disposed of in May 2020.

Non-Operating Income and Expenses

Interest expense, net

For the year ended December 31, 2020, Interest expense, net was $57.7 million, a decrease of $24.3 million, or 29.6%, as compared to $82.0 million for the year ended December 31, 2019, primarily due to lower borrowing costs associated with refinancing of our credit agreement in March 2020 and the issuance of senior notes following our obtaining investment grade ratings in October 2019 and:
•$43.8 million decrease due to lower interest rates partially offset by an increase in average debt outstanding of $388.1 million; partially offset by
•$10.1 million increase due to lower capitalized interest as a result of the Company's lower overall average interest rate;
•$8.3 million increase related to cross-currency and interest rate swap hedging instruments; and
•$1.1 million increase related to a decline in interest income.

We anticipate drawing on our Revolving Credit Facility to fund, in part, our capital requirements for investments in data centers and potential land acquisitions. Accordingly, we anticipate our interest expense to increase in future periods.

Gain on marketable equity investment

For the year ended December 31, 2020, the Gain on our marketable equity investment in GDS Holdings Limited ("GDS") was $89.5 million, a decrease of $42.8 million, as compared to a gain of $132.3 million for the year ended December 31, 2019. The decrease was primarily the result of the Company holding fewer American depository shares (“ADS”s) in the current year as compared to the prior year due to the sale of ADSs. In January 2021, we fully disposed of our investment in GDS. See Note 8, Equity Investments, for information related to our accounting for our equity investment in GDS.

Loss on early extinguishment of debt

For the year ended December 31, 2020, Loss on early extinguishment of debt was $6.5 million, primarily due to repayment of borrowings under the $3.0 Billion Credit Facility (as defined in Note 11, Debt) and the repayment of $300.0 million of the 2023 Term Loan under the Amended Credit Agreement. For the year ended December 31, 2019, Loss on early extinguishment of debt was $71.8 million, primarily due to the Company's repayment of the $1.2 billion aggregate outstanding principal balance of existing senior notes upon the completion of a new senior notes offering in December 2019.

Foreign currency and derivative losses, net

For the year ended December 31, 2020, Foreign currency and derivative losses, net were a loss of $27.6 million which was a result of a $32.1 million loss associated with the translation adjustment on undesignated Euro denominated borrowings in excess of our net investment, partially offset by a $4.5 million gain on cross-currency swaps from the settlement of certain undesignated Euro/USD cross-currency swaps. For the year ended December 31, 2019, Foreign currency and derivative losses, net were a loss of $7.5 million, which was the result of a decrease in the fair value of the portion of our Euro/USD cross-currency swap that were not designated as hedges and changes in the fair value were immediately recognized in earnings. We currently have Euro denominated debt that is not hedged, and the translation impact from changes in Euro/USD exchanges rates will impact future earnings.

Income tax expense
For the years ended December 31, 2020 and 2019, the Company had income tax benefits of $3.6 million and $3.7 million, respectively.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

For a discussion comparing the Company’s financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 refer to subsection “Results of Operations - Year Ended December 31, 2019 Compared to Year Ended December 31, 2018” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated by reference herein.

Significant Balance Sheet Fluctuations

The table below relates to significant fluctuations in certain line items of our Consolidated Balance Sheets from December 31, 2019 to December 31, 2020 (in millions):

	December 31, 2020	December 31, 2019	Difference
Total investment in real estate, net	$5,265.5	$4,710.3	$555.2
Equity investments	67.1	135.1	(68.0)
Revolving Credit Facility	432.9	615.0	(182.1)
Term Loans	800.0	1,100.0	(300.0)
Senior Notes	2,213.2	1,200.0	1,013.2
Additional paid in capital	3,537.3	3,202.0	335.3

The increase in Total investment in real estate, net was primarily due to the continued development of data centers in Dallas, Dublin, Frankfurt, Iowa, London, the New York Metro area, Northern Virginia, Phoenix, San Antonio and Santa Clara, less depreciation expense of $387.9 million. Land purchases for future development were made in Frankfurt, Germany and London, United Kingdom.

The decrease in Equity investments was primarily due to the sale of 1.8 million GDS ADSs in 2020. This equity investment had a fair value of $44.2 million as of December 31, 2020. We did not receive any distributions related to our equity investment during the years ended December 31, 2020 or 2019. In January 2021, we fully disposed of our investment in GDS.

The decrease in borrowing under the Revolving Credit Facility was primarily due to the proceeds of the 2027 Notes and 2030 Notes used to pay down borrowings on the US Revolver and EUR Revolver under the Revolving Credit Facility.

The decrease in Term Loans was primarily due to the proceeds of the 2030 Notes used to repay $300.0 million of the outstanding indebtedness under the 2023 Term Loan Facility.

The increase in the Senior Notes was primarily due to the 2027 Notes offering and the 2030 Notes offering. For more information, see Note 11, Debt.

The increase in Additional paid in capital was primarily due to proceeds from sales of the Company's common stock pursuant to the 2020 ATM Stock Offering Program.
Investing Activities
For the year ended December 31, 2020, our capital expenditures of $910.5 million primarily related to the continued development in key markets, primarily in Dublin, Iowa, Frankfurt, London, the New York Metro area, Northern Virginia, Phoenix, San Antonio, Santa Clara and Dallas. In addition, included in capital expenditures are land purchases of $58.0 million in Frankfurt and London for future development.
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

We calculate FFO as Net income computed in accordance with GAAP before Real estate depreciation and amortization and Impairment losses and (gain) loss on asset disposals. While it is consistent with the definition of FFO promulgated by NAREIT, our computation of FFO may differ from the methodology for calculating FFO used by other REITs. Accordingly, our FFO may not be comparable to others.

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

The following table reflects the reconciliation of GAAP net income to FFO and Normalized FFO for the years ended December 31, 2020, 2019 and 2018 (amounts in millions):

	Year Ended
	December 31,
	2020	2019	2018
Net income	$41.4	$41.4	$1.2
Real estate depreciation and amortization	440.1	408.5	325.5
Impairment losses and (gain) loss on asset disposals	11.1	1.1	—
Funds from Operations ("FFO") - NAREIT defined	$492.6	$451.0	$326.7
Loss on early extinguishment of debt	6.5	71.8	3.1
Gain on marketable equity investment	(89.5)	(132.3)	(9.9)
Foreign currency and derivative losses, net	27.6	7.5	—
New accounting standards and regulatory compliance and the related system implementation costs	—	0.8	3.0
Amortization of tradenames	1.2	1.3	1.7
Transaction, acquisition, integration and other related expenses	3.7	8.4	4.8
Cash severance and management transition costs	14.1	(0.6)	2.3
Severance-related stock compensation costs	2.9	—	—
Legal claim costs	0.3	1.1	0.6
Normalized Funds from Operations ("Normalized FFO")	$459.4	$409.0	$332.3

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

We calculate NOI as Net income, adjusted for Sales and marketing expenses, General and administrative expenses, Depreciation and amortization expenses, Transaction, acquisition, integration and other related expenses, Interest expense, net, Gain on marketable equity investment, Loss on early extinguishment of debt, Impairment losses and (gain) loss on asset disposals, Foreign currency and derivative losses, net, Other expense, Income tax (benefit) expense and other items as appropriate. Amortization of deferred leasing costs is presented in Depreciation and amortization expenses, which is excluded from NOI. Sales and marketing expenses are not property-specific, rather these expenses support our entire portfolio. As a result, we have excluded these Sales and marketing expenses from our NOI calculation, consistent with the treatment of General and administrative expenses, which also support our entire portfolio. Because the calculation of NOI excludes various expenses, the utility of NOI as a measure of our performance is limited. Other REITs may not calculate NOI in the same manner. Accordingly, our NOI may not be comparable to others. Therefore, NOI should be considered only as a supplement to Net income presented in accordance with GAAP as a measure of our performance. NOI should not be used as a measure of our liquidity or as indicative of funds available to fund our cash needs, including our ability to make distributions. NOI also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

The following table reflects the reconciliation of Net Income to NOI for the years ended December 31, 2020, 2019 and 2018:

	Year Ended
	December 31,
	2020	2019	2018
Net income	$41.4	$41.4	$1.2
Sales and marketing expenses	18.3	20.2	19.6
General and administrative expenses	99.3	83.5	80.6
Depreciation and amortization expenses	449.4	417.7	334.1
Transaction, acquisition, integration and other related expenses	3.7	8.4	5.0
Interest expense, net	57.7	82.0	94.7
Gain on marketable equity investment	(89.5)	(132.3)	(9.9)
Loss on early extinguishment of debt	6.5	71.8	3.1
Impairment losses and (gain) loss on asset disposals	11.1	1.1	—
Foreign currency and derivative losses, net	27.6	7.5	—
Other expense	—	0.3	—
Income tax (benefit) expense	(3.6)	(3.7)	0.6
Net Operating Income	$621.9	$597.9	$529.0

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
Short-term Liquidity
The effects of the COVID-19 pandemic continue to evolve rapidly. While the impact of COVID-19 on certain operating and administrative costs for the year ended December 31, 2020 was not material, we have incurred additional general and administrative and maintenance costs to operate our data centers and offices. We expect these costs will continue into 2021, however, the extent to which these costs continue or increase will depend on factors that are uncertain and unpredictable at this time, including federal, state, and local regulations as well as the duration and severity of the pandemic. While the pandemic may impact our cash flows from customers, the extent and duration of that impact is also uncertain and unpredictable at this time. Some of our customers have communicated that the COVID-19 pandemic has disrupted their businesses, which is impacting their ability to pay rent on time and they have requested extended payment terms and rent abatement, which may impact the timing and amount of rent we collect in the future. For the year ended December 31, 2020, the impact of the pandemic on rent concessions and collections of rent has not been significant.
Our short-term liquidity requirements primarily consist of Operating, Sales and marketing, and General and administrative expenses, dividend payments and recurring capital expenditures for our data center properties. We generally expect to meet these requirements from our cash flow from operations, cash balances, availability under our Revolving Credit Facility and settlement of the ATM forward equity sale agreements. For the year ended December 31, 2020, our cash provided by operating activities was $456.3 million which was $220.1 million more than dividends paid during the year ended December 31, 2020 of $236.2 million.

We have contractual interest obligations which include interest payments on the 2024 Notes, 2027 Notes, 2029 Notes, 2030 Notes, the Amended Credit Agreement, finance lease liabilities and operating lease liabilities. Assuming no early payment of debt in future years, our current interest obligations are as follows:

IN MILLIONS	Total	< 1 Year	1-3 Years	3-5 years	Thereafter
Interest payments on senior notes, credit agreement, finance lease liabilities and operating lease liabilities(1)	$662.7	$95.8	$188.2	$149.2	$229.5
1.Includes contractual interest payments on the 2024 Notes, 2027 Notes, 2029 Notes, 2030 Notes, the Amended Credit Agreement, finance lease liabilities and operating lease liabilities assuming no early payment of debt in future periods and the exercise of the one-year extension option on the Revolving Credit Facility. Our contractual interest obligations were $573.6 million at December 31, 2019. See Note 6, Leased - As a Lessee, for further discussion of our finance lease liabilities and operating lease liabilities.
Available capacity under the Amended Credit Agreement as of December 31, 2020 was $956.3 million related to the Revolving Credit Facility. Total liquidity as of December 31, 2020 was approximately $1,712.4 million, which included the $956.3 million available under the Revolving Credit Facility, cash and cash equivalents of $271.4 million and the pro forma impact of the settlement of the forward sale agreements of $484.7 million. At December 31, 2020, we had borrowings of $432.9 million under the Revolving Credit Facility. At December 31, 2019, we had borrowings of $615.0 million under the $1.7 Billion Revolving Credit Facility.

In January 2020, CyrusOne LP and CyrusOne Finance Corp. closed their offering of €500.0 million aggregate principal amount of 1.450% senior notes due January 2027 for net proceeds of $569.8 million. In September 2020, CyrusOne LP and CyrusOne Finance Corp. closed their offering of $400.0 million aggregate principal amount of 2.150% senior notes due November 2030 for net proceeds of $395.2 million.

During the year ended December 31, 2020, CyrusOne Inc. entered into forward sale agreements with financial institutions acting as forward purchasers under the New 2018 ATM Stock Offering Program and the 2020 ATM Stock Offering Program, as applicable, with respect to approximately 10.2 million shares of its common stock at a weighted average price of $68.98 per share, net of expenses. The Company received proceeds of $219.1 million from the sale of 3.4 million of its common shares by the forward purchasers in respect of forward equity sale agreements entered during the year ended December 31, 2020. The Company currently expects to fully physically settle the remaining forward equity sale agreements by November 2021 and receive cash proceeds upon one or more settlement dates at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreements, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreements multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the terms of the agreements. During the year ended December 31, 2020, the Company fully physically settled the forward equity sale agreements entered into in November 2019, March 2020 and May 2020. See Note 15, Stockholders' Equity for more information about our settlement.

The following table represents a summary of forward sale of equity of our common stock for the year ended December 31, 2020 (in millions):

Offering Program	Forward Shares Sold/(Settled)	Net Proceeds Received	Remaining Proceeds Available(1)
Total as of December 31, 2019	1.6	$—	$96.5
March 9, 2020 Forward Offering - Sales	2.0	—	121.2
May 13, 2020 Forward Offering - Sales	1.4	—	97.9
May 26, 2020 Forward Offering - Sales	1.4	—	96.2
May 29, 2020 Forward Offering - Sales	1.3	—	96.4
November 29, 2019 Forward Offering settlement	(1.6)	96.5	(96.5)
March 9, 2020 Forward Offering settlement	(2.0)	121.2	(121.2)
May 13, 2020 Forward Offering settlement	(1.4)	97.9	(97.9)
September 15, 2020 Forward Offering - Sales	1.4	—	102.3
September 30, 2020 Forward Offering - Sales	1.6	—	114.5
November 6, 2020 Forward Offering - Sales	1.1	—	75.3
Total as of December 31, 2020	6.8	$315.6	$484.7
(1) As of December 31, 2020, the total estimated proceeds, net of adjustments for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends adjustments is $484.7 million subject to further adjustment when the forward offerings are settled as described above.
Our total common stock issuance for the year ended December 31, 2020 was $325.7 million primarily related to proceeds from forward equity settlement, shares vesting and options exercised. As of December 31, 2020, there was $150.8 million under the 2020 ATM Stock Offering Program available for future offerings.
During the year ended December 31, 2020 and 2019, we sold a portion of our investment in GDS for net proceeds of $144.1 million and $199.0 million, respectively. In January 2021, we fully liquidated our investment in GDS.
As of December 31, 2020, the total number of outstanding shares of common stock was approximately 120.4 million.
Long-term Liquidity

Our long-term liquidity requirements primarily consist of our capital expenditures for the development and acquisition of our data centers. For the year ended December 31, 2020, our cash capital expenditures were $910.5 million. Our capital expenditures are primarily discretionary, excluding leases under contract, to expand our existing data center properties, acquire or construct new facilities. We intend to continue to develop and expand properties, where we believe there is sufficient demand or have contracted to lease, and are prepared to commit additional resources to support this growth. We expect our total estimated capital expenditures for 2021 to be between $925.0 million and $1,025.0 million. We expect to meet our long-term liquidity requirements, including potential acquisitions, from cash and cash equivalents, cash flows from our operations, issuances of debt and equity securities, and borrowings under our Revolving Credit Facility.

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

As of December 31, 2020, all of our outstanding debt matures from March 2023 to November 2030, with a weighted average of 6.0 years to maturity. We expect to refinance these debts at or before their maturities, or retire the debt from the sources described in this section. Our interest rate mix was 73% fixed and 27% floating.

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
Also as a part of our normal course of business we procure certain data center equipment (generally generators and power distribution units) and electricity power under purchase commitments, where we would be required to purchase certain minimum volumes. In general, we expect to manage these contracts such that the committed volume levels are below our current requirements and at prices that are below current spot market prices. However, if our requirements were to decrease or the spot market prices were to decrease, we could be obligated to complete the remaining minimum purchase commitments, holding the excess equipment for future development or disposing at then current prices. As of December 31, 2020, our aggregate commitments under these contracts is approximately $84.2 million.
Material Terms of Our Indebtedness

See Note 11, Debt, for the material terms of our indebtedness under the Amended Credit Agreement and our 2024 Notes, 2027 Notes, 2029 Notes and 2030 Notes.

Cash Flows
Our primary sources of cash during 2020 were earnings from our operations, net proceeds from our Amended Credit Agreement, and net proceeds from the issuances of common stock, 2027 Notes and 2030 Notes. Our primary uses of cash during 2020 were capital expenditures for the development of real estate, funding our operations and payment of dividends.
The following table summarizes our cash flows for the years ended December 31, 2020, 2019 and 2018.

IN MILLIONS
For the year ended December 31,	2020	2019	2018
Cash provided by operating activities	$456.3	$365.7	$309.3
Cash used in investing activities	(772.4)	(679.9)	(1,341.1)
Cash provided by financing activities	507.2	324.8	944.7
Comparison of Years Ended December 31, 2020 and 2019

Cash provided by operating activities for the year ended December 31, 2020 was $456.3 million compared to $365.7 million for the year ended December 31, 2019. The increase of $90.6 million was due to the following:
•Increases in net cash provided by operating activities of $132.5 million was primarily due to the following:
◦$24.0 million increase due to a $52.2 million increase in revenue offset in part by a $28.2 million increase in property operating expenses;
◦$60.6 million decrease in interest payments due to overall lower rates;
◦$47.9 million net increase due to changes in operating assets and liabilities; partially offset by
•Decreases in net cash provided by operating activities of $41.9 million primarily due to the following:
◦$22.8 million decrease in other cash outflows over the corresponding prior year period; and
◦$19.1 million increase in severance and bonus payments.

Cash used in investing activities for the year ended December 31, 2020 was $772.4 million compared to $679.9 million for the year ended December 31, 2019. The increase in cash used in investing activities for the year ended December 31, 2020 of $92.4 million compared to the year ended December 31, 2019 is primarily due to lower proceeds from the sale of our GDS ADSs and increased investments in real estate in 2020 compared to 2019.

Investments in real estate

For the year ended December 31, 2020, our capital expenditures were $910.5 million, as shown on the statement of cash flows. Substantially all of our investing activity is related to our development activities. Our capital expenditures for 2020 primarily related to the acquisition of land for future development and continued development in key markets, primarily in Dallas, Dublin, Frankfurt, Iowa, London, the New York Metro area, Northern Virginia, Paris, Phoenix, San Antonio and Santa Clara. Included in capital expenditures are land purchases of $58.0 million in Frankfurt, Germany and London, United Kingdom for future development.

For the year ended December 31, 2019, our capital expenditures were $876.4 million, as shown on the statement of cash flows. Substantially all of our investing activity related to our development activities. Our capital expenditures for 2019 primarily related to the acquisition of land for future development and continued development in key markets, primarily in Amsterdam, Austin, Dallas, Frankfurt, London, Northern Virginia, Phoenix and Raleigh-Durham. Included in capital expenditures are land purchases of $54.7 million in Santa Clara, San Antonio, Dublin and Council Bluffs for future development.

Equity Investments

During the year ended December 31, 2020, the Company made capital contributions of approximately $6.5 million to our four unconsolidated ventures in Brazil, Chile, Colombia and Mexico, with ODATA, a Brazilian headquartered company. These investment outflows were partially offset by total net proceeds of $144.1 million from the sale of approximately 1.8 million ADSs from our GDS investment.

During the year ended December 31, 2019, we also made a capital contribution of approximately $3.8 million to our ODATA investment. This investment outflow was partially offset by proceeds of $199.0 million from the sale of 5.7 million ADSs from our GDS investment and proceeds from the sale of real estate assets of $1.3 million.

Cash provided by financing activities for the year ended December 31, 2020 was $507.2 million compared to $324.8 million for the year ended December 31, 2019. The increase of $182.4 million was due to the following:
•$1,200.0 million increase related to the repayment of senior notes in 2019 with no comparable repayment in 2020;
•$553.5 million increase in proceeds from the issuance of the 2027 Notes, which were our first Euro bonds issued. See Note 11, Debt for additional information on the 2027 Notes;
•$107.0 million increase in proceeds from borrowings on our revolving credit facility;
•$72.0 million decrease in the payment of early debt extinguishment costs; and
•$0.6 million decrease in tax payments upon the exercise of equity awards; offset in part by,
•$802.2 million decrease in proceeds from the issuance of senior notes;
•$783.6 million increase in payments on our revolving credit facility;
•$100.0 million increase in repayments of the unsecured term loan primarily due to the repayment of $1,200.0 million of the term loans under the prior credit facility, partially offset by $1,100.0 million in proceeds from the Amended Credit Agreement;
•$31.5 million decrease in proceeds from the issuance of common stock. The Company issued 5.6 million shares in the current period and 6.5 million shares issued in the prior year period;
•$25.8 million increase in dividend payments due to the increase in the dividend and the number of common shares outstanding; and
•$7.6 million increase in payments for deferred financing costs related to the refinancing of the Revolving Credit Facility and issuance of the 2027 Notes and 2030 Notes.

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

The Issuers and Guarantors had Intercompany receivables from non-guarantors of $1.8 billion for each of the periods ended December 31, 2020 and December 31, 2019. The Issuers and Guarantors had Debt of $3.4 billion and $2.9 billion for the periods ended December 31, 2020 and December 31, 2019, respectively. During the year ended December 31, 2020, the Issuers and Guarantors had Interest expense, net of $79.0 million, Foreign currency and derivative losses, net of $27.6 million, and Loss on early extinguishment of debt of $6.5 million. More detailed financial information for the Issuers and Guarantors was not material.

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
As of December 31, 2020, we had approximately $2.2 billion of contractually outstanding consolidated debt at a weighted average fixed interest rate of approximately 2.51% and $1.2 billion of amounts outstanding under credit facilities with a weighted average variable interest rate of monthly LIBOR plus 1.08%. As of December 31, 2019, we had approximately $1.2 billion of contractually outstanding consolidated debt at a weighted average fixed interest rate of approximately 2.66% and $1.7 billion of amounts outstanding under credit facilities with a weighted average variable interest rate of monthly LIBOR plus 1.29%. Monthly LIBOR as of December 31, 2020 and 2019 was 0.15% and 1.80%, respectively.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments are traded or are otherwise terminated prior to maturity. However, interest rate changes will affect the fair value of our fixed rate instruments.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. We are exposed to interest rate changes primarily as a result of our variable rate debt we incur on our Amended Credit Agreement and our consolidated cash investments. As of December 31, 2020 and 2019, our floating rate debt outstanding was $1,232.9 million and $1,715.0 million, respectively. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures as of December 31, 2020 and 2019 (amounts in millions, where positive amounts reflect an increase in net income and bracketed amounts reflect a decrease in net income):
Variable rate credit facilities expense:

	2.0%	1.5%	1.0%	0.5%
As of December 31, 2020	$(24.7)	$(18.5)	$(12.3)	$(6.2)
As of December 31, 2019	$(34.3)	$(25.7)	$(17.2)	$(8.6)

Floating rate interest income was $0.2 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively.

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

The following table sets forth the carrying value and fair value face amounts, maturity date and average interest rates at December 31, 2020, for our fixed-rate and variable-rate debt, excluding capital leases and other financing arrangements:

IN MILLIONS	2021	2022	2023	2024	2025	Thereafter	Total Carrying Value	Total Fair Value
Fixed-rate debt (2024 Notes)	—	—	—	$599.3	—	—	$599.3	$640.7
Average interest rate on fixed-rate debt	—	—	—	2.900%	—	—
Fixed-rate debt (2027 Notes)	—	—	—	—	—	$612.6	$612.6	$619.9
Average interest rate on fixed-rate debt	—	—	—	—	—	1.450%
Fixed-rate debt (2029 Notes)	—	—	—	—	—	$598.4	$598.4	$644.1
Average interest rate on fixed-rate debt	—	—	—	—	—	3.450%
Fixed-rate debt (2030 Notes)	—	—	—	—	—	$395.3	$395.3	$388.6
Average interest rate on fixed-rate debt	—	—	—	—	—	2.150%
Variable-rate debt (2023 Term Loan Facility)	—	—	$100.0	—	—	—	$100.0	$100.0
Average interest rate on variable-rate debt	—	—	1.350%	—	—	—
Variable-rate debt (2025 Term Loan Facility)	—	—	—	—	$700.0	—	$700.0	$700.0
Average interest rate on variable-rate debt	—	—	—	—	1.350%	—
Euro loan (Revolving Credit Facility)	—	—	$275.9	—	—	—	$275.9	$275.9
Average interest rate on variable-rate debt	—	—	1.000%	—	—	—
GBP loan (Revolving Credit Facility)	—	—	$157.0	—	—	—	$157.0	$157.0
Average interest rate on variable-rate debt	—	—	1.030%	—	—	—

The fair values of our 2024 Notes, 2027 Notes, 2029 Notes and 2030 Notes as of December 31, 2020, and 2024 Notes and 2029 Notes as of December 31, 2019 were based on the quoted market prices for these notes, which is considered Level 1 of the fair value hierarchy. The carrying value of the Revolving Credit Facility, the 2023 Term Loan Facility and the 2025 Term Loan Facility approximates estimated fair value as of December 31, 2020, due to the floating rate nature of the interest rates and the stability of our credit ratings. These fair value measurements are considered Level 3 of the fair value hierarchy. The fair value of the GDS equity investment as of December 31, 2020 was based on the quoted market price for the stock which is considered Level 1 of the fair value hierarchy.
Interest Rate Swaps

On September 3, 2019, the Company entered into a floating-fixed interest rate swap agreement to convert $300.0 million outstanding of term loan to 1.19% fixed rate debt. On September 21, 2020, the Company paid down $300.0 million of term loans under the 2023 Term Loan Facility. The $300.0 million floating-fixed interest rate swap remains in place and continues to provide an effective hedge of the risk of changes in cash flows attributable to USD-LIBOR term loans through March 2023. The Company recognized a loss of $10.5 million and a gain of $3.5 million for the years ended December 31, 2020 and 2019, respectively, related to the changes in fair value of the interest rate swap which were recognized in OCI. As of December 31, 2020, interest rate swaps were a liability of $7.0 million reported in Other liabilities. As of December 31, 2019, interest rate swaps were an asset of $3.5 million reported in Other assets. The hedge is designed to reduce the Company's exposure to fluctuations in interest rates.
Foreign Currency Risk

As a result of our expansion outside of the United States, we have foreign operations in France, Germany, The Netherlands, United Kingdom, Singapore and The Republic of Ireland that expose us to risk from the effects of exchange rate movements of respective foreign currencies, which may affect future costs and cash flows. Foreign currency risk is the possibility that our results of operations or financial position could be affected by changes in exchange rates. Our exposure to foreign currency primarily relates to our foreign currency denominated in British pound sterling and Euro, included within Total investment in real estate, net, which was $1.5 billion and $1.0 billion as of December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, our Foreign currency translation adjustment included within Stockholders’ equity was an increase of $40.5 million and $11.8 million, respectively. The Foreign currency translation adjustment of $28.7 million was primarily due to an increase in the forward spot rate on two cross-currency EUR/USD contracts to sell $500.0 million and purchase €450.7 million that mature in March 2023.

As a result of our expansion into foreign countries, primarily in Europe, our exposure to foreign currency is expected to increase, primarily related to British pound sterling and Euro. We could mitigate future investment and operational foreign currency exposure by borrowing under our Amended Credit Agreement in the particular foreign currency, subject to availability and applicable borrowing conditions. However, we would expect to incur foreign currency transaction gains and losses, which would impact our consolidated net income, and translation of financial statements from the foreign functional currency to U.S. dollars, which would be included in Other comprehensive income or loss and Stockholders’ equity. As of December 31, 2020, we have outstanding borrowings under our Revolving Credit Facility of $157.0 million which is denominated in British pound sterling and $275.9 million which is denominated in Euros. As of December 31, 2020, we had $612.6 million outstanding under the 2027 Notes, which are denominated in Euros. See Note 11, Debt, for further information.
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

As of December 31, 2020, the Company has two cross-currency EUR/USD contracts to sell $500.0 million and purchase €450.7 million maturing in March 2023 representing a fair value liability of $52.2 million reported in Other Liabilities. As of December 31, 2019, our cross-currency swaps were a liability of $11.4 million reported in Other Liabilities.

The Company recognized losses of $42.5 million for the year ended December 31, 2020 on cross-currency swaps that were designated as net investment hedges which were recognized in OCI. The Company recognized gains of $4.5 million for the year ended December 31, 2020 on undesignated cross-currency contracts which were recognized in Foreign currency and derivative losses, net in the Condensed Consolidated Statements of Operations. The Company recognized losses of $7.5 million on undesignated cross-currency contracts for the year ended December 31, 2019, which were recognized in Foreign currency and derivative losses, net in the Consolidated Statements of Operations.
Commodity Price Risk
Certain of our operating costs are subject to price fluctuations caused by the volatility of the underlying commodity prices, including electricity used in our data center operations, and building materials, such as steel and copper, used in the construction of our data centers. In addition, the lead time to purchase certain equipment for our data centers is substantial which could result in increased costs for these construction projects. In addition, we have entered into several contracts to purchase electricity. As of December 31, 2020 and 2019, these contracts represented less than our forecasted usage.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We early adopted the new amendment to Regulation S-K Item 302, which eliminates Supplementary Financial Information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of CyrusOne Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CyrusOne Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 4 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases, using the modified retrospective approach.
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

Impairment Losses and Investment in Real Estate - Refer to Note 3 and Note 7 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of its Investment in Real Estate for impairment involves an initial assessment of each real estate asset to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of real estate assets are no longer recoverable.

The Company makes significant assumptions to evaluate real estate assets for possible indications of impairment. Changes in these assumptions could have a significant impact on the real estate assets identified for further analysis. For the year ended December 31, 2020, the company recognized approximately $11.2 million of impairment loss on real estate assets.

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
•We tested the effectiveness of controls related to the identification of impairment indicators for Investments in Real Estate.
•We evaluated management’s assumptions regarding the identification of events or circumstances indicating the carrying amount of a real estate investment may not be recoverable and compared the assumptions to Company documentation and external sources.
•We inquired with the accounting and facilities management personnel regarding the occurrence of any events that may have significantly affected the property’s value and inquired of the overall condition of the premises based on the property managers’ observations of any signs of deterioration or other indicators of impairment.
/s/ Deloitte & Touche LLP
Dallas, Texas
February 19, 2021
We have served as the Company's auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of CyrusOne Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CyrusOne Inc. (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 19, 2021, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP
Dallas, Texas
February 19, 2021

CYRUSONE INC.
Consolidated Balance Sheets

IN MILLIONS, except share and per share amounts
As of December 31,	2020	2019
Assets
Investment in real estate:
Land	$208.8	$147.6
Buildings and improvements	2,035.2	1,761.4
Equipment	3,538.9	3,028.2
Gross operating real estate	5,782.9	4,937.2
Less accumulated depreciation	(1,767.9)	(1,379.2)
Net operating real estate	4,015.0	3,558.0
Construction in progress, including land under development	982.2	946.3
Land held for future development	268.3	206.0
Total investment in real estate, net	5,265.5	4,710.3
Cash and cash equivalents	271.4	76.4
Rent and other receivables (net of allowance for doubtful accounts of $3.5 and $1.8 as of December 31, 2020 and 2019, respectively)	334.2	291.9
Restricted cash	1.5	1.3
Operating lease right-of-use assets, net	211.4	161.9
Equity investments	67.1	135.1
Goodwill	455.1	455.1
Intangible assets (net of accumulated amortization of $249.3 and $207.5 as of December 31, 2020 and 2019, respectively)	157.8	196.1
Other assets	133.4	113.9
Total assets	$6,897.4	$6,142.0
Liabilities and equity
Debt	$3,409.0	$2,886.6
Finance lease liabilities	29.1	31.8
Operating lease liabilities	249.1	195.8
Construction costs payable	133.0	176.3
Accounts payable and accrued expenses	151.3	122.7
Dividends payable	63.3	58.6
Deferred revenue and prepaid rents	174.1	163.7
Deferred tax liability	53.0	60.5
Other liabilities	77.3	11.4
Total liabilities	4,339.2	3,707.4
Commitment and contingencies
Stockholders' equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 120,442,521 and 114,808,898 shares issued and outstanding at December 31, 2020 and 2019, respectively	1.2	1.1
Additional paid in capital	3,537.3	3,202.0
Accumulated deficit	(966.6)	(767.3)
Accumulated other comprehensive income (loss)	(13.7)	(1.2)
Total stockholders’ equity	2,558.2	2,434.6
Total liabilities and equity	$6,897.4	$6,142.0

The accompanying notes are an integral part of the consolidated financial statements.

CYRUSONE INC.
Consolidated Statements of Operations

IN MILLIONS, except per share data
For the Year Ended December 31,	2020	2019	2018
Revenue	$1,033.5	$981.3	$821.4
Operating expenses:
Property operating expenses	411.6	383.4	292.4
Sales and marketing	18.3	20.2	19.6
General and administrative	99.3	83.5	80.6
Depreciation and amortization	449.4	417.7	334.1
Transaction, acquisition, integration and other related expenses	3.7	8.4	5.0
Impairment losses and (gain) loss on asset disposals	11.1	1.1	—
Total operating expenses	993.4	914.3	731.7
Operating income	40.1	67.0	89.7
Interest expense, net	(57.7)	(82.0)	(94.7)
Gain on marketable equity investment	89.5	132.3	9.9
Loss on early extinguishment of debt	(6.5)	(71.8)	(3.1)
Foreign currency and derivative losses, net	(27.6)	(7.5)	—
Other expense	—	(0.3)	—
Net income before income taxes	37.8	37.7	1.8
Income tax benefit (expense)	3.6	3.7	(0.6)
Net income	$41.4	$41.4	$1.2
Weighted average number of common shares outstanding - basic	117.3	112.1	99.8
Weighted average number of common shares outstanding - diluted	117.6	112.5	100.4
Income per share - basic	$0.35	$0.36	$—
Income per share - diluted	$0.35	$0.36	$—
The accompanying notes are an integral part of the consolidated financial statements.

CYRUSONE INC.
Consolidated Statements of Comprehensive Income (Loss)

IN MILLIONS
For the Year Ended December 31,	2020	2019	2018
Net income	$41.4	$41.4	$1.2
Other comprehensive income (loss):
Foreign currency translation adjustment	40.5	11.8	(10.9)
Net loss on cash flow hedging instruments	(53.0)	(0.7)	—
Comprehensive income (loss)	$28.9	$52.5	$(9.7)
The accompanying notes are an integral part of the consolidated financial statements.

CYRUSONE INC.
Consolidated Statements of Equity

IN MILLIONS	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of January 1, 2018	96.1	$1.0	$2,125.6	$(486.9)	$74.2	$1,713.9
Adoption of accounting standards:
Revenue recognition, cumulative modified retrospective	—	—	—	0.3	—	0.3
Financial instruments (equity investment), cumulative adjustment	—	—	—	75.6	(75.6)	—
Net income	—	—	—	1.2	—	1.2
Issuance of common stock, net	12.3	0.1	699.5	—	—	699.6
Stock-based compensation expense	—	—	17.5	—	—	17.5
Tax payment upon exercise of equity awards	(0.1)	—	(5.2)	—	—	(5.2)
Foreign currency translation adjustment	—	—	—	—	(10.9)	(10.9)
Dividends declared, $1.84 per share	—	—	—	(190.4)	—	(190.4)
Balance as of December 31, 2018	108.3	$1.1	$2,837.4	$(600.2)	$(12.3)	$2,226.0
Adoption of accounting standards:
Impact of adoption of ASU 2016-02 related to leases	—	—	—	9.5	—	9.5
Net income	—	—	—	41.4	—	41.4
Issuance of common stock, net	6.5	—	357.2	—	—	357.2
Stock-based compensation expense	—	—	16.7	—	—	16.7
Tax payment upon exercise of equity awards	—	—	(9.3)	—	—	(9.3)
Foreign currency translation adjustment	—	—	—	—	11.8	11.8
Net loss on cash flow hedging instruments	—	—	—	—	(0.7)	(0.7)
Dividends declared, $1.92 per share	—	—	—	(218.0)	—	(218.0)
Balance as of December 31, 2019	114.8	$1.1	$3,202.0	$(767.3)	$(1.2)	$2,434.6
Net income	—	—	—	41.4	—	41.4
Issuance of common stock, net	5.6	0.1	325.6	—	—	325.7
Stock-based compensation expense	—	—	18.4	—	—	18.4
Tax payment upon exercise of equity awards	—	—	(8.7)	—	—	(8.7)
Foreign currency translation adjustment	—	—	—	—	40.5	40.5
Net loss on cash flow hedging instruments	—	—	—	—	(53.0)	(53.0)
Dividends declared, $2.02 per share	—	—	—	(240.7)	—	(240.7)
Balance at December 31, 2020	120.4	$1.2	$3,537.3	$(966.6)	$(13.7)	$2,558.2
The accompanying notes are an integral part of the consolidated financial statements.

CYRUSONE INC.
Consolidated Statements of Cash Flows

IN MILLIONS
For the Year Ended December 31,	2020	2019	2018
Cash flows from operating activities:
Net income	$41.4	$41.4	$1.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	449.4	417.7	334.1
Provision for bad debt expense	1.7	1.7	2.6
Gain on marketable equity investment	(89.5)	(132.3)	(9.9)
Foreign currency and derivative losses, net	27.6	7.5	—
Proceeds from swap terminations	2.9	3.6	—
(Gain) loss on asset disposals	(0.1)	0.4	—
Impairment losses	11.2	0.7	—
Loss on early extinguishment of debt	6.5	71.8	3.1
Interest expense amortization, net	6.8	5.0	4.0
Stock-based compensation expense	18.4	16.7	17.5
Deferred income tax benefit	(6.9)	(7.5)	—
Operating lease cost	20.4	20.3	—
Other expense (income)	0.1	0.2	(0.6)
Change in operating assets and liabilities:
Rent and other receivables, net and other assets	(58.0)	(74.2)	(80.2)
Accounts payable and accrued expenses	39.0	(0.8)	3.0
Deferred revenue and prepaid rents	8.8	15.6	34.5
Operating lease liabilities	(23.4)	(22.1)	—
Net cash provided by operating activities	456.3	365.7	309.3
Cash flows from investing activities:
Investments in real estate	(910.5)	(876.4)	(865.7)
Asset acquisitions, primarily real estate, net of cash acquired	—	—	(462.8)
Proceeds from sale of equity investments	144.1	199.0	—
Equity investments	(6.5)	(3.8)	(12.6)
Proceeds from the sale of real estate assets	0.5	1.3	—
Net cash used in investing activities	(772.4)	(679.9)	(1,341.1)
Cash flows from financing activities:
Issuance of common stock, net	325.7	357.2	699.6
Dividends paid	(236.2)	(210.4)	(181.1)
Proceeds from revolving credit facility	763.7	656.7	688.3
Repayments of revolving credit facility	(966.1)	(182.5)	(647.4)
Proceeds from Euro bond	553.5	—	—
Proceeds from unsecured term loan	1,100.0	—	1,300.0
Repayments of unsecured term loan	(1,400.0)	(200.0)	(900.0)
Proceeds from issuance of senior notes	395.2	1,197.4	—
Repayments of senior notes	—	(1,200.0)	—
Payment of debt extinguishment costs	—	(72.0)	—
Payment of deferred financing costs	(16.4)	(9.4)	—
Payments on finance lease liabilities	(3.5)	(2.9)	(9.5)
Tax payment upon exercise of equity awards	(8.7)	(9.3)	(5.2)
Net cash provided by financing activities	507.2	324.8	944.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4.1	2.7	(0.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	195.2	13.3	(87.5)
Cash, cash equivalents and restricted cash at beginning of period	77.7	64.4	151.9
Cash, cash equivalents and restricted cash at end of period	$272.9	$77.7	$64.4
Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized of $22.6 million, $32.9 million and $24.4 million in 2020, 2019 and 2018, respectively	$62.4	$123.0	$115.4
Cash paid for income taxes	3.7	3.5	3.4
Non-cash investing and financing activities:
Construction costs payable	133.0	176.3	195.3
Dividends payable	63.3	58.6	51.0
The accompanying notes are an integral part of the consolidated financial statements.

CYRUSONE INC.
Notes to Consolidated Financial Statements

1. Description of Business
CyrusOne Inc., together with CyrusOne GP (the "General Partner"), a wholly-owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. wholly owns CyrusOne LP (the "Operating Partnership") and the subsidiaries of the Operating Partnership (collectively, “CyrusOne”, “we”, “us”, “our”, and the “Company”) is an owner, operator and developer of enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. As of December 31, 2020, all of the issued and outstanding Operating Partnership units of CyrusOne LP are owned, directly or indirectly, by the Company. Our customers operate in a number of industries, including information technology, financial services, energy, oil and gas, mining, medical, research and consulting services, and consumer goods and services. We currently operate 55 data centers, including two recovery centers, located in the United States, United Kingdom, Germany, The Netherlands and Singapore.
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

3. Summary of Significant Accounting Policies
Risks and Uncertainties

The novel strain of the coronavirus (COVID-19) identified in China in late 2019 has globally spread throughout Asia, Europe, the Middle East and the Americas and has resulted in authorities implementing numerous measures to attempt to contain the virus. This includes travel bans, shelter in place regulations and other restrictions and shutdowns. We continue to monitor the global outbreak and to take steps to mitigate the potential risks to us posed by the pandemic. To date, our data center portfolio remains fully operational and we have experienced minimal disruptions in our business, including construction projects, however, we have modified our business practices by temporarily closing our corporate headquarters and regional locations, transitioned non-essential employees to working remotely from their homes, implemented restrictions on the physical participation in meetings and significantly limited business travel, all of which have disrupted how we operate our business and may remain in place for an indeterminate amount of time. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the distribution and effectiveness of vaccines and the impact of these and other factors on our employees, customers, suppliers and vendors. The effect of the pandemic and measures implemented by authorities could disrupt our supply chain, which currently remains fully functional, including the provision of services to us by our vendors and could result in restrictions on construction activities. There has been and continues to be considerable uncertainty about the impact of these measures and restrictions on our Company and customers and the effects of these measures and how long they will remain in effect, which could adversely impact our employees, customers, vendors and suppliers resulting in a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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
Impairment Losses

When events or circumstances indicate that the carrying amount of a real estate investment may not be recoverable, we review the carrying value of the asset. When such impairment indicators exist, we review an estimate of the undiscounted future cash flows expected to result from the use of the real estate investment and proceeds from its eventual disposition and compare such amount to the carrying value of the real estate investment. If our undiscounted cash flows indicate that we are unable to recover the carrying value of the real estate investment, an impairment loss is recognized. An impairment loss is measured as the amount by which the real estate investment's carrying value exceeds its estimated fair value. We recognized an impairment loss of $11.2 million for the year ended December 31, 2020 which includes an $8.8 million impairment loss based on our estimate of the decrease in the fair value of the equipment held for use in inventory at our U.S. data centers and a $2.4 million impairment loss based on the estimated fair value for our investment in land held in Atlanta for future development as the Company sold this land to a third-party in February 2021. We recognized an impairment loss of $0.7 million for the year ended December 31, 2019, primarily due to an impairment loss on our South Bend - Monroe facility, which was being actively marketed for sale. We did not record any impairment losses for the year ended December 31, 2018. These fair values were based on unobservable inputs and the determination of fair value of real estate assets to be held for use is derived using the discounted cash flow method and involves a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate fair value. Such assumptions are Level 3 inputs and include, but are not limited to, projected vacancy rates, rental rates, property operating expenses and required capital expenditures. These factors require management's judgment of factors such as market knowledge, historical experience, lease terms, tenant financial strength, economy, demographics, environment, property location, age, physical condition and expected return requirements, among other things. The aforementioned factors are taken as a whole by management in the determination of fair value. See Fair Value Measurements below for further information on fair value.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities of three months or less. Restricted cash includes cash equivalents restricted by contract or regulation, including letters of credit.
Equity Investments

We hold investments in various joint ventures where the Company evaluates its ability to influence the operating or financial decisions of the investee in applying the appropriate method of accounting for such investments. Influence tends to be more effective as the investor's percent of ownership in the voting rights of the investee increases. Our equity investments represent less than 20% of the voting rights of the investees and we do not exercise influence over the investee's operating and financial decisions. Accordingly, we do not account for our equity investments using the equity method of accounting. For further information about our equity investments, see Note 8, Equity Investments.

Our investment in GDS Holdings Limited ("GDS") is classified as "available for sale" and is carried at fair value. Changes in the fair value are reported as a component of net income in Gain on marketable equity investment.

Our other equity investments are carried at cost because we do not exercise influence over the operating and financial decisions of the ventures and there is no readily determinable fair value and our investments are recorded at cost less impairment, if any. Dividends paid from operating profits are reported as a component of net income, while other dividends are reported as a return of capital.
Goodwill
We evaluate goodwill for possible impairment at least annually or upon the occurrence of events or circumstances that indicate that they would more likely than not reduce the fair value of a reporting unit below its carrying amount.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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

During the fourth quarters of 2020, 2019 and 2018, we performed a qualitative evaluation and determined that the fair value of the reporting unit is substantially in excess of the carrying amount and therefore determined that further quantitative impairment testing was not necessary.
Rent and Other Receivables
Receivables consist principally of rent receivables including straight-line rent receivables. A general reserve may be recognized as an allowance for doubtful accounts when collectibility is not probable, after applying the overall collectibility constraint under the new accounting standard for leases. Straight-line rent receivable, net was $172.6 million and $156.8 million at December 31, 2020 and 2019, respectively. The allowance for doubtful accounts is estimated based upon historic patterns of credit losses for aged receivables as well as specific provisions for certain identifiable, potentially uncollectible balances.
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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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
Contract assets were $0.4 million as of December 31, 2020 and were not material as of December 31, 2019. Contract liabilities were not material as of both December 31, 2020 and December 31, 2019.
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
Stock-Based Compensation
We have a stock-based incentive award plan for our employees and directors. Stock-based compensation expense associated with these awards is recognized in General and administrative expenses, Property operating expenses and Sales and marketing expenses in our Consolidated Statements of Operations. We measure stock-based compensation at the estimated fair value on the grant date and recognize the amortization of stock-based compensation expense over the requisite service period. Fair value is determined based on assumptions related to stock volatility, risk-free rate of return and estimates of market and company performance.
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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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
Revenues from properties were $1,033.5 million, $981.3 million and $821.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. We had Investment in real estate, net of $5.3 billion and $4.7 billion, at December 31, 2020 and 2019, respectively.
Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

circumstances relating to various transactions had been different or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Estimates, judgments and assumptions are based on historical experiences that we believe to be reasonable under the circumstances. From time to time we re-evaluate those estimates and assumptions. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of the financial statements. Significant estimates include and are related to determining lease terms and revenue recognition, the fair value for purchase price allocations for business combinations and asset acquisitions, capitalization of costs and the useful lives of real estate and other long-lived assets.

Our actual results may differ from these estimates.
Reclassifications
Certain financial information has been revised to conform to the current year presentation due to changes in the significance of the particular activity. The following items have been reclassified:
Statement of Cash Flows for the year ended December 31, 2019
•Unrealized gain on marketable equity investment ($65.6 million) and Realized gain on marketable equity investment ($66.7 million) are combined in the current presentation. These items were previously disclosed on separate lines in the comparable prior year period.

4. Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

Lease Modification Q&A

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, lessors may provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in ASC 842, Leases, addresses changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the impact from the COVID-19 pandemic on the lessor's business. In April 2020, the Financial Accounting Standards Board ("FASB") issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under the new accounting standard for leases, the Company must determine, on a lease by lease basis, if a lease concession resulted in a lease modification. The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and circumstances. The adoption of this guidance has not had a material impact on our financial statements.

Guarantor Financial Information

In March 2020, the SEC amended Rule 3-10 of Regulation S-X to reduce and simplify financial disclosure requirements for issuers and guarantors of registered debt offerings. The guidance is effective January 4, 2021, with early adoption permitted. This new guidance replaces the previous requirement to provide condensed consolidating financial information in the registrant’s financial statements with a requirement to provide alternative financial disclosures in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" or its financial statements. We adopted these amendments as of April 1, 2020, and the alternative disclosures are presented in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the information previously included in the Notes to Consolidated Financial Statements has been removed.

Intangibles-Goodwill and Other Internal-Use Software

On January 1, 2020, we adopted ASU 2018-15, Intangibles Goodwill and Other Internal Use Software on a prospective basis. The adoption did not have a significant impact on the Company.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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

Additionally, we de-recognized certain previously recognized BTS lease assets and liabilities which under the new accounting standard for leases are recognized as operating lease ROU assets and lease liabilities. Prior to the adoption of the new accounting standard for leases, these leases were accounted as financing arrangements or BTS leases assets and liabilities and

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

recorded as buildings and improvement and lease financing arrangements. Prior to the adoption of the new accounting standard for leases, BTS lease assets were amortized over the useful life of the asset and recorded as amortization expense and accretion of BTS lease liability was recorded as an interest expense in the Consolidated Statements of Operations. Upon adoption of the new accounting standard for leases, BTS leases are accounted as operating leases and amortization and accretion of lease liabilities of these operating leases are recorded as lease expenses in property operating expenses in our Consolidated Statements of Operations.

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

New Accounting Pronouncements Not Yet Adopted

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

5. Revenue Recognition

Lease Revenue
Lease revenue primarily consists of colocation rent and metered power reimbursements from the lease of our data centers. Colocation leases may include all or portions of a data center, where customers may also lease office space to support their colocation operations. Revenue is primarily based on power usage as well as square footage. Customer lease arrangements customarily contain provisions that allow for renewal or continuation on a month-to-month arrangement, and certain leases contain early termination rights. We do not include any of these extension or termination options in a customer’s lease term for lease classification purposes or for recognizing lease revenue unless we are reasonably certain the customer will exercise these extension or termination options at lease commencement. At lease commencement, early termination is generally not deemed probable due to the significant economic penalty incurred by the lessee to exercise its early termination right and to relocate their equipment installed in our facilities. Generally, our customer lease arrangements do not provide any option to purchase and are classified as operating leases. We have substantial revenue primarily related to lease revenue from one customer that

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

represented approximately 19%, 21% and 18% of our total revenue for the years ended December 31, 2020, 2019 and 2018, respectively.

At December 31, 2020, the future minimum lease payments to be received under non-cancellable operating leases, excluding month-to-month arrangements and metered power reimbursements are shown below (in millions):

As of December 31, 2020	Minimum Lease Payments
2021	$771.1
2022	658.5
2023	527.5
2024	409.3
2025	339.1
Thereafter	922.9
Total	$3,628.4

At December 31, 2019, the future minimum lease payments to be received under non-cancellable operating leases, excluding month-to-month arrangements and metered power reimbursements are shown below (in millions):

As of December 31, 2019	Minimum Lease Payments
2020	$736.2
2021	620.2
2022	528.2
2023	426.5
2024	328.7
Thereafter	973.9
Total	$3,613.7

Revenue from Contracts with Customers

Revenue from equipment sales and the installation of customer equipment is recognized at a point-in-time. Title to such assets are transferred to the customer, and the benefits of the installation service are typically consumed at the completion of the service.
Disaggregation of Revenue

For the years ended December 31, 2020 and 2019, lease revenue disaggregated by primary revenue stream is as follows (in millions):

Lease revenue	Year Ended December 31, 2020	Year Ended December 31, 2019
Colocation (Minimum lease payments)	$842.1	$793.5
Metered power reimbursements (Variable lease payments)	161.4	138.8
Total lease revenue	$1,003.5	$932.3

For the years ended December 31, 2020, 2019 and 2018 revenue from contracts with customers disaggregated by primary revenue stream is as follows (in millions):

Revenue from contracts with customers	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Equipment sales and services	$10.6	$29.7	$15.3
Other revenue	19.4	19.3	17.4
Total revenue from contracts with customers	$30.0	$49.0	$32.7

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Other revenue related to contracts with customers in the table above includes managed services and other services revenue of $15.9 million, $15.9 million and $13.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Total revenues from contracts with customers generated from operations outside of the United States were $4.7 million, $2.9 million and insignificant for the years ended December 31, 2020, 2019 and 2018, respectively.

Accounts receivable associated with revenue from contracts with customers were $2.3 million and $6.4 million as of December 31, 2020 and 2019, respectively.
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

We operate five data center facilities and have a data center under development subject to finance leases. During the third quarter of 2019, the Company entered into one ground lease in Dublin, The Republic of Ireland for a term of 999 years (see Note 7, Investment in Real Estate, for more information). The Dublin finance lease was capitalized as land and included in Construction in progress, including land under development on the Consolidated Balance Sheets. The remaining terms of our data center finance leases range from one to twenty years with options to extend the initial lease term on all but one lease. As a result of electing the package of practical expedients, data center finance leases are included in Buildings and improvements, Equipment and Finance lease liabilities in our Consolidated Balance Sheets. In addition, we lease 13 data centers and 3 offices supporting our sales and corporate activities under operating lease agreements. Our operating leases have remaining lease terms ranging from less than one year to twenty-four years and one ground lease in Houston has a lease term that expires in 2066.

The components of lease expense are as follows (in millions):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost	$20.4	$20.3
Finance lease cost:
Amortization of assets	2.1	2.3
Interest on lease liabilities	1.5	1.7
Total net lease cost	$24.0	$24.3

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Supplemental balance sheet information related to leases is as follows (in millions, except lease term and discount rate):

	December 31, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets	$211.4	$161.9
Operating lease liabilities	$249.1	$195.8
Finance leases:
Property and equipment, at cost	$34.7	$34.9
Accumulated amortization	(7.1)	(5.0)
Property and equipment, net	$27.6	$29.9
Finance lease liabilities	$29.1	$31.8

Weighted average remaining lease term (in years):
Operating leases	14.3	15.8
Finance leases(a)	18.2	18.1

Weighted average discount rate:
Operating leases	3.7%	3.9%
Finance leases(a)	4.7%	4.9%
(a) Excludes a 999-year ground lease in Dublin, The Republic of Ireland entered into during the third quarter of 2019. The Dublin property is under active development and the finance lease is included in Construction in progress, including land under development on the Consolidated Balance Sheets.

Supplemental cash flow and other information related to leases is as follows (in millions):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23.4	$22.1
Operating cash flows from finance leases	1.5	1.7
Financing cash flows from finance leases	3.5	2.9

Non-cash right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$65.2	$175.1
Finance leases	—	0.8

Maturities of lease liabilities were as follows (in millions):

	As of December 31, 2020
	Operating Leases	Finance Leases
2021	$27.8	$4.2
2022	27.9	3.0
2023	23.9	2.0
2024	19.4	1.4
2025	17.8	1.5
Thereafter	221.6	30.5
Total lease payments	$338.4	$42.6
Less: Imputed interest	(89.3)	(13.5)
Total lease obligations	$249.1	$29.1

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Maturities of lease liabilities were as follows (in millions):

	As of December 31, 2019
	Operating Leases	Finance Leases
2020	$22.4	$5.0
2021	21.0	4.1
2022	22.4	2.9
2023	18.5	1.9
2024	13.9	1.4
Thereafter	165.4	31.1
Total lease payments	$263.6	$46.4
Less: Imputed interest	(67.8)	(14.6)
Total lease payments	$195.8	$31.8
7. Investment in Real Estate

Land for future development

During the year ended December 31, 2020, the Company purchased approximately 35 acres of land for $58.0 million in Frankfurt, Germany and London, United Kingdom. During the year ended December 31, 2019, the Company purchased approximately 74 acres of land for $54.7 million in Dublin, the Republic of Ireland, San Antonio, Santa Clara and Council Bluffs, Iowa.

Leases of real estate

In March 2020, the Company entered into a 25-year lease comprising a 45,000 square feet building and commenced development of a 27 MW data center in Paris, France, which was preleased to a customer. We have one renewal option for 25 years which was not reasonably certain at commencement and the lease was classified as an operating lease.

In September 2019, the Company entered into a 999-year ground lease for 16 acres in Dublin, The Republic of Ireland, and purchased 9 acres of land totaling 24 acres for future development of a 6 MW data center. Construction commenced in July 2019. The Company prepaid $6.3 million of the lease payments and concluded that the present value of lease payments was equal to substantially all of the fair value of the land and classified the lease as a finance lease.

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

Real estate related capital expenditures

Construction in progress was $982.2 million and $946.3 million, including land which was under active development of $5.1 million and $61.8 million as of December 31, 2020 and December 31, 2019, respectively.

For the year ended December 31, 2020, our capital expenditures were $910.5 million, as shown on the statement of cash flows. Substantially all of our investing activity related to our development activities. Our capital expenditures for 2020 primarily related to the acquisition of land for future development and continued development in key markets, primarily in Dallas, Dublin, Frankfurt, Iowa, London, the New York Metro area, Northern Virginia, Paris, Phoenix, San Antonio and Santa Clara.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Included in capital expenditures are land purchases of $58.0 million in Frankfurt, Germany and London, United Kingdom for future development.

For the year ended December 31, 2019, our capital expenditures were $876.4 million, as shown on the statement of cash flows. Substantially all of our investing activity related to our development activities. Our capital expenditures for 2019 primarily related to the acquisition of land for future development and continued development in key markets, primarily in Amsterdam, Austin, Dallas, Frankfurt, London, Northern Virginia, Phoenix and Raleigh-Durham. Included in capital expenditures are land purchases of $54.7 million in Santa Clara, San Antonio, Dublin and Council Bluffs for future development.

For the year ended December 31, 2020, impairment charges of $11.2 million were recognized which includes an $8.8 million impairment loss based on our estimate of the decrease in the fair value of the equipment held for use in inventory at our U.S. data centers and a $2.4 million impairment loss based on the estimated fair value for our investment in land held in Atlanta for future development as the Company entered into a non-binding contract to sell this land to a third-party. For the year ended December 31, 2019, impairment charges of $0.7 million were recognized primarily due to an impairment on the South Bend - Monroe facility, which was being actively marketed for sale.

8. Equity Investments

The Company has the following equity investments where it has a noncontrolling interest in the investees (in millions).

		Equity Investments as of:
Investees	Equity Method	December 31, 2020	December 31, 2019
GDS, Class A share equivalent	Fair value	$44.2	$118.7
ODATA investments	Cost method	22.9	16.4
Equity investments		$67.1	$135.1

The Company has an equity investment in GDS, a developer and operator of high-performance, large-scale data centers in China. We account for our equity investment in GDS using the fair value method. On October 18, 2017, the Company purchased newly issued unregistered ordinary shares equivalent to 8.0 million American depository shares (ADS) at a price per Class A ordinary share equivalent to $12.45 per ADS, a 4% discount to the October 17, 2017 closing price, for a total investment of $100.0 million. Each ADS is equivalent to eight ordinary shares. For the year ended December 31, 2020, we sold approximately 1.8 million GDS ADSs for total net proceeds of approximately $164.1 million with $19.9 million of the proceeds settled after year end. For the year ended December 31, 2019, we sold approximately 5.7 million GDS ADSs for total net proceeds of approximately $199.0 million. As of December 31, 2020, our investment includes approximately 0.5 million GDS ADSs at the ADS Class A ordinary share equivalent of $93.64 for a total fair value of $44.2 million. During January 2021, we disposed of our remaining investment of approximately 0.5 million GDS ADSs for net proceeds of $46.6 million.

The Company recognized Gains on marketable equity investment in GDS ADSs held and sold as follows:

IN MILLIONS	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Net gain on marketable equity investment	$89.5	$132.3	$9.9
Less: Net gain recognized on marketable equity investment sold	69.6	66.7	—
Unrealized gain on marketable equity investment	$19.9	$65.6	$9.9

The gain on investment is recognized in the Consolidated Statements of Operations in Gain on marketable equity investment.

As of December 31, 2020 and December 31, 2019, the Company had a total investment of $22.9 million and $16.4 million, respectively, in four unconsolidated ventures in Brazil, Chile, Colombia and Mexico, with ODATA, a Brazilian headquartered company, specializing in providing colocation services to customers across multiple industries. In evaluating the appropriate accounting method for its ventures with ODATA, we considered our voting interests and ability to exercise significant influence over the operating and financial policies of each venture and concluded that the Company does not exercise significant influence and our investments are accounted for using the cost method. During the years ended December 31, 2020 and 2019, the Company made additional investments totaling $6.5 million and $3.8 million in ODATA, respectively.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

9. Goodwill, Intangible and Other Long-Lived Assets
The carrying amount of goodwill was $455.1 million as of December 31, 2020 and 2019.
Summarized below are the carrying values for the major classes of intangible assets:

IN MILLIONS
For the year ended December 31,		2020			2019
	Weighted- Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	9	$247.1	$(163.1)	$84.0	$247.1	$(151.1)	$96.0
Trademark/tradename	4	11.6	(9.0)	2.6	11.5	(7.8)	3.7
Favorable leasehold interest	36	5.7	(1.6)	4.1	5.6	(1.2)	4.4
In-place customer leases	4	140.4	(74.6)	65.8	137.1	(46.7)	90.4
Above and below market leases	5	2.3	(1.0)	1.3	2.3	(0.7)	1.6
Total		$407.1	$(249.3)	$157.8	$403.6	$(207.5)	$196.1
There were no goodwill or intangible asset impairments for the years ended December 31, 2020, 2019 or 2018. The fair value of goodwill and other intangibles is substantially in excess of carrying value for the years ended December 31, 2020, 2019 and 2018.
Amortization expense for acquired intangible assets was $38.9 million, $39.9 million and $30.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The following table presents estimated amortization expense for each of the next five years and thereafter, commencing January 1, 2021:

IN MILLIONS	Total
2021	$32.6
2022	29.3
2023	20.4
2024	18.6
2025	17.3
Thereafter	39.6
Total	$157.8

10. Other Assets

As of December 31, 2020 and 2019, the components of Other assets are as follows (in millions):

	December 31, 2020	December 31, 2019
Deferred leasing and other contract costs	$62.4	$53.2
Prepaid expenses	19.1	22.1
Non-real estate assets, net	13.8	16.3
Derivative assets	—	3.5
Other assets	38.1	18.8
Total	$133.4	$113.9

Non-real estate assets, net primarily consists of administrative related software and computers and office equipment, which are depreciated or amortized over the shorter of the assets useful life or the lease term. Other assets primarily includes land deposits, fuel inventory, other receivables, deferred tax assets, net of allowance and other deferred costs.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

11. Debt
As of December 31, 2020 and 2019, the components of Debt are as follows (unless otherwise noted, interest rate and maturity date information are as of December 31, 2020) (in millions):

	December 31, 2020	December 31, 2019	Interest Rate	Maturity Date
Amended Credit Agreement:
Revolving Credit Facility:				March 2024(b)
EUR Revolver	$275.9	$—	Monthly EURIBOR + 1.00%
GBP Revolver(a)	157.0	—	Monthly LIBOR + 1.00%
2023 Term Loan Facility(c)	100.0	—	Monthly LIBOR + 1.20%	March 2023
2025 Term Loan Facility	700.0	—	Monthly LIBOR + 1.20%	March 2025
$3.0 Billion Credit Facility:
$1.7 Billion Revolving Credit Facility:				March 2022
US Revolver	—	555.0	Monthly LIBOR + 1.20%
EUR Revolver	—	33.6	Monthly EURIBOR + 1.20%
GBP Revolver	—	26.4	Monthly LIBOR + 1.20%
2023 Term Loan	—	800.0	Monthly LIBOR + 1.35%	March 2023
2025 Term Loan	—	300.0	Monthly LIBOR + 1.65%	March 2025
2024 Notes, including bond discount of $0.7 million and $0.8 million, respectively	599.3	599.2	2.900%	November 2024
2029 Notes, including bond discount of $1.6 million and $1.8 million, respectively	598.4	598.2	3.450%	November 2029
2027 Notes, including bond discount of $0.6 million(d)	612.6	—	1.450%	January 2027
2030 Notes, including bond discount of $4.7 million	395.3	—	2.150%	November 2030
Deferred financing costs	(29.5)	(25.8)	—	—
Total	$3,409.0	$2,886.6
(a) - Monthly USD LIBOR and GBP LIBOR as of December 31, 2020 was 0.15% and 0.03%, respectively.
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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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

It is not known whether the current administrator of LIBOR will continue to publish one-month LIBOR after 2021 or extend the cessation until a later date as global regulators have publicly supported. There is a risk that an adverse outcome of the LIBOR transition after 2021 could increase our interest and other costs relative to our outstanding subordinated debt. We may not be able to refinance those instruments on terms that reduce those costs to the level we would have expected if the administrator of LIBOR were to continue publishing indefinitely. Also, a transition from LIBOR could impact or change our hedge accounting practices.

Prior to obtaining an investment grade rating in September 2019 and shifting to a ratings-based pricing grid under the $1.7 Billion Revolving Credit Facility, we paid commitment fees for the unused amount of borrowings on the $1.7 Billion Revolving Credit Facility and fees on any outstanding letters of credit equal to 0.25% per annum of the actual daily amount by which the aggregate revolving commitments exceeded the sum of outstanding revolving loans and letter of credit obligations. Following the shift to a ratings-based pricing grid, we pay a facility fee calculated based on the aggregate revolving commitments. The facility fee rate varies based on ratings-based pricing levels, and is currently equal to 0.25% per annum of the aggregate revolving commitments. We also paid commitment fees on the revolving credit facility under a previous $2.0 billion credit facility through its retirement in March 2018. The facility fee or commitment fee, as applicable, was $2.9 million, $2.6 million and $3.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, we had $100.0 million, $700.0 million and $432.9 million outstanding under the 2023 Term Loan Facility, the 2025 Term Loan Facility and the Revolving Credit Facility, respectively, and additional borrowing capacity under the Amended Credit Agreement was approximately $1.0 billion, net of $10.8 million of outstanding letters of credit.
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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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
On December 5, 2019, the Issuers completed a public offering of $600.0 million aggregate principal amount of 2.900% senior notes due November 2024 (the "2024 Notes") and $600.0 million aggregate principal amount of 3.450% senior notes due November 2029 (the “2029 Notes”). The Company received proceeds of $1,197.4 million, net of discounts, underwriting costs and other deferred financing costs. The Company used the proceeds to finance the repurchase of all of its 5.000% senior notes due 2024 (the "Old 2024 Notes") and all of its 5.375% senior notes due 2027 (the "Old 2027 Notes" and together with the Old 2024 Notes, the "Old Notes"), including the payment of consent payments, for the redemption and discharge of Old Notes that remained outstanding after the completion of the tender offers and consent solicitations, for the payment of related premiums, fees, discounts and expenses and for general corporate purposes. In connection with the repurchase of the Old Notes, the Company recognized a loss on early extinguishment of debt of $71.8 million.

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

In September 2019, CyrusOne LP received an investment grade rating and the guarantees of the $3.0 Billion Credit Facility by CyrusOne LP’s existing domestic subsidiaries were released. In connection therewith, the guarantees of the Old 2024 Notes and the Old 2027 Notes by such guarantors were also released.

Financial debt covenants
Our debt agreements contain customary provisions with respect to events of default, affirmative and negative covenants and borrowing conditions. The most restrictive covenants are generally included in the Amended Credit Agreement. The Amended Credit Agreement requires us to maintain certain financial covenants including the following, in each case on a consolidated basis, a minimum fixed charge ratio, maximum total and secured leverage ratios, maximum net operating income to debt service ratio and a maximum ratio of unsecured indebtedness to unencumbered asset value. In order to continue to have access to amounts available under the Amended Credit Agreement, the Company must remain in compliance with all of that agreement's covenants. As of December 31, 2020, we are in compliance with the financial covenants of our debt agreements.
Debt Maturities
The following table summarizes aggregate maturities of the Amended Credit Agreement and 2024 Notes, 2027 Notes, 2029 Notes and 2030 Notes for the five years subsequent to December 31, 2020, and thereafter:

IN MILLIONS	Amended Credit Agreement(a)(b)	Senior Notes	Total
2021	$—	$—	$—
2022	—	—	—
2023	100.0	—	100.0
2024	432.9	600.0	1,032.9
2025	700.0	—	700.0
Thereafter	—	1,613.2	1,613.2
Total debt	$1,232.9	$2,213.2	$3,446.1

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

(a) - The Company has an option to exercise a one-year extension option on the Revolving Credit Facility, subject to certain conditions.
(b) - The Company has an option to exercise two one-year extension options on the 2023 Term Loan Facility, subject to certain conditions.

12. Fair Value of Financial Instruments and Hedging Activities

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
The fair value of Cash and cash equivalents, Rent and other receivables, Construction costs payable, Dividends payable and Accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these financial instruments. The carrying value, exclusive of deferred financing costs, for the revolving credit facilities and the floating rate term loans approximate estimated fair value as of December 31, 2020 and 2019, due to the floating rate nature of the interest rates and the stability of our credit ratings.
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

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

The carrying value and fair value of other financial instruments are as follows (in millions):

IN MILLIONS
	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt:
Variable Rate Debt:
Revolving Credit Facility	$432.9	$432.9	$615.0	$615.0
2023 Term Loan Facility	100.0	100.0	—	—
2025 Term Loan Facility	700.0	700.0	—	—
Fixed Rate Debt:
2024 Notes - 2.900%(1)	599.3	640.7	599.2	602.1
2029 Notes - 3.450%(1)	598.4	644.1	598.2	603.1
2027 Notes - 1.450%(1)	612.6	619.9	—	—
2030 Notes - 2.150%(1)	395.3	388.6	—	—
Derivative Contracts:
Cross Currency Swaps Liability(2)	—	52.2	—	11.4
Interest Rate Swap Liability(2)	—	7.0	—	—
Interest Rate Swap Asset(2)	—	—	—	3.5
Equity Investments carried at Fair Value:
GDS equity investment(3)	44.2	44.2	118.7	118.7

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

For the years ended December 31, 2020 and 2019, we recognized impairment losses of $11.2 million and $0.7 million, respectfully, included in Impairment losses and (gain) loss on asset disposals in our Consolidated Statements of Operations. We utilize estimates of the fair value of assets to determine impairment losses. These estimates include Level 3 inputs including market rents, expected occupancy and estimates of additional capital expenditures, and cashflows from each investment.

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

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

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

The following table summarizes the Company's derivative positions as of December 31, 2020 and 2019 (in millions):

				December 31, 2020		December 31, 2019
	Maturity Date	Notional Amount	Hedged Risk	Asset	Liability	Asset	Liability
Designated derivatives
Cross Currency Swaps
EUR - USD	3/29/2023	$250.0	Net investment hedge	$—	$26.0	$—	$3.8
EUR - USD	3/29/2023	250.0	Net investment hedge	—	26.2	—	3.9
EUR - USD	1/15/2020	155.9	Net investment hedge	—	—	—	1.4

Interest Rate Swaps
USD Libor	3/29/2023	300.0	Interest rate hedge - Float to fixed	—	7.0	3.5	—

Undesignated derivatives
Cross Currency Swaps
EUR - USD	1/15/2020	265.3	Foreign currency exchange	—	—	—	2.1
EUR - USD	1/15/2020	25.6	Foreign currency exchange	—	—	—	0.2

Total				$—	$59.2	$3.5	$11.4

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

As of December 31, 2020, the Company has two cross-currency EUR/USD contracts to sell $500.0 million and purchase €450.7 million maturing in March 2023 representing a fair value liability of $52.2 million reported in Other liabilities. As of December 31, 2019, our cross-currency swaps were a fair value liability of $11.4 million reported in Other liabilities.

The Company recognized losses of $42.5 million for the year ended December 31, 2020 on cross-currency swaps that were designated as net investment hedges which were recognized in OCI. The Company recognized gains of $4.5 million for the year ended December 31, 2020 on undesignated cross-currency contracts which were recognized in Foreign currency and derivative losses, net in the Consolidated Statements of Operations. The Company recognized losses of $7.5 million on undesignated cross-currency contracts for the year ended December 31, 2019, which were recognized in Foreign currency and derivative losses, net in the Consolidated Statements of Operations.

Interest Rate Swaps

On September 3, 2019, the Company entered into a floating-fixed interest rate swap agreement to convert $300.0 million of variable interest rate debt of the 2023 Term Loan Facility to 1.19% fixed rate debt to hedge the risk of changes in cash flows attributable to USD-LIBOR interest payments. On September 21, 2020, the Company paid down $300.0 million of term loans under the 2023 Term Loan Facility. The $300.0 million floating-fixed interest rate swap remains in place and continues to provide an effective hedge of the risk of changes in cash flows attributable to USD-LIBOR term loans through March 2023. The Company recognized a loss of $10.5 million and a gain of $3.5 million for the years ended December 31, 2020 and 2019, respectively, related to the changes in fair value of the interest rate swap which were recognized in OCI. As of December 31, 2020, interest rate swaps were a liability of $7.0 million reported in Other liabilities. As of December 31, 2019, interest rate swaps were an asset of $3.5 million reported in Other assets.

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

The following table presents the effect of our derivative financial instruments on our accompanying consolidated financial statements (in millions):

	December 31, 2020	December 31, 2019
Derivatives in Cash Flow Hedging Relationships
Cross-Currency and Interest Rate Swaps:
Amount of gain (loss) recognized in OCI for derivatives	$(53.0)	$(0.7)
Amount of gain (loss) reclassified from accumulated OCI for derivatives	$(1.7)	$0.7

During the next 12 months, we estimate that immaterial amounts will be reclassified from "Accumulated OCI" to Net income (loss).

13. Employee Benefit Plans
Currently, our employees participate in health care plans sponsored by CyrusOne, which primarily provide for medical, dental and vision. We incurred $3.3 million, $3.9 million and $3.3 million of expenses related to these plans for the years ended December 31, 2020, 2019 and 2018, respectively.
CyrusOne offers a defined contribution 401(k) retirement savings plan to its employees. CyrusOne's matching contribution to its retirement savings plan was $2.0 million, $1.9 million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

14. Income per Share

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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

The following table reflects the computation of basic and diluted net income per share:

IN MILLIONS, except per share amounts	Year Ended		Year Ended		Year Ended
For December 31,	2020		2019		2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net income	$41.4	$41.4	$41.4	$41.4	$1.2	$1.2
Less: Restricted stock dividends	(0.5)	(0.5)	(0.7)	(0.7)	(1.1)	(1.1)
Net income available to stockholders	$40.9	$40.9	$40.7	$40.7	$0.1	$0.1
Denominator:
Weighted average common outstanding-basic	117.3	117.3	112.1	112.1	99.8	99.8
Performance-based restricted stock and units		0.3		0.4		0.6
Weighted average shares outstanding-diluted		117.6		112.5		100.4
EPS:
Net income per share-basic	$0.35		$0.36		$—
Effect of dilutive shares:
Net income per share-diluted		$0.35		$0.36		$—

15. Stockholders' Equity

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

During the year ended December 31, 2020, the Company settled forward agreements totaling 5.0 million common shares at an average price of $63.61 for proceeds of $315.6 million, net of expenses. During the year ended December 31, 2019, the Company sold approximately 6.5 million shares of its common stock under its New 2018 ATM Stock Offering Program at an average price of $55.43, generating net proceeds of approximately $355.6 million, net of sales commissions, underwriting discounts and estimated expenses of $4.3 million. As of December 31, 2020, there was approximately $150.8 million under the 2020 ATM Stock Offering Program available for future offerings. At December 31, 2020, the Company had approximately 120.4 million shares of common stock outstanding.

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

During the year ended December 31, 2020, CyrusOne Inc. entered into forward equity sale agreements with financial institutions acting as forward purchasers under the New 2018 ATM Stock Offering Program and the 2020 ATM Stock Offering Program, as applicable, with respect to approximately 10.2 million shares of its common stock at a weighted average price of $68.98 per share, net of expenses. The Company received proceeds of $219.1 million from the sale of 3.4 million of its common shares by the forward purchasers in respect of forward equity sale agreements entered during the year ended December 31, 2020. The Company currently expects to fully physically settle the remaining forward equity sale agreements by November 2021 and receive cash proceeds upon one or more settlement dates at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreements, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreements multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the terms of the agreements.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

The following table represents a summary of forward sale of equity of our common stock for the year ended December 31, 2020 (in millions):

Offering Program	Forward Shares Sold/(Settled)	Net Proceeds Received	Remaining Proceeds Available(1)
Total as of December 31, 2019	1.6	$—	$96.5
March 9, 2020 Forward Offering - Sales	2.0	—	121.2
May 13, 2020 Forward Offering - Sales	1.4	—	97.9
May 26, 2020 Forward Offering - Sales	1.4	—	96.2
May 29, 2020 Forward Offering - Sales	1.3	—	96.4
November 29, 2019 Forward Offering settlement	(1.6)	96.5	(96.5)
March 9, 2020 Forward Offering settlement	(2.0)	121.2	(121.2)
May 13, 2020 Forward Offering settlement	(1.4)	97.9	(97.9)
September 15, 2020 Forward Offering - Sales	1.4	—	102.3
September 30, 2020 Forward Offering - Sales	1.6	—	114.5
November 6, 2020 Forward Offering - Sales	1.1	—	75.3
Total as of December 31, 2020	6.8	$315.6	$484.7

(1) As of December 31, 2020, the total estimated proceeds, net of adjustments for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends adjustments is $484.7 million subject to further adjustment when the forward offerings are settled as described above.

Dividends
We have declared cash dividends on common shares and distributions on operating partnership units for the years ended December 31, 2020 and 2019 as presented in the table below:

Record date	Payment date	Cash dividend per share or operating partnership unit
March 29, 2019	April 12, 2019	$0.46
June 28, 2019	July 12, 2019	$0.46
September 27, 2019	October 11, 2019	$0.50
January 2, 2020	January 10, 2020	$0.50
March 27, 2020	April 9, 2020	$0.50
June 26, 2020	July 10, 2020	$0.50
September 25, 2020	October 9, 2020	$0.51
January 4, 2021	January 8, 2021	$0.51
As of December 31, 2020 and 2019 we had a dividend payable of $63.3 million and $58.6 million, respectively. On February 17, 2021, we announced a regular cash dividend of $0.51 per common share payable to shareholders of record as of the close of business on March 26, 2021, payable on April 9, 2021.

16. Stock-Based Compensation

Stock Plans

The board of directors of CyrusOne Inc. adopted the 2012 Long-Term Incentive Plan ("LTIP"), prior to the IPO, which was amended and restated on May 2, 2016 and February 18, 2019. The LTIP is administered by the compensation committee of the board of directors. Awards issuable under the LTIP include common stock, restricted stock, restricted stock units, stock options and other incentive awards. CyrusOne Inc. has reserved a total of 8.9 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. The related stock compensation expense incurred by CyrusOne Inc. is allocated to the operating partnership. Shares available under the LTIP as of December 31, 2020 were approximately 4.3 million. Shares vest according to each agreement and as long as the employee remains employed with the Company. The Company has granted awards with time-based vesting, performance-based vesting and market-based vesting features. The performance-based vesting metrics granted have varied and are described in each of the grant years below.

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

The board of directors of CyrusOne Inc. approved the 2014 Employee Stock Purchase Plan ("ESPP") in February 2014, and amended it effective January 2019. The ESPP provides employees with an opportunity to purchase common stock of the Company at a discount and on a payroll deduction basis.

Stock-based compensation expense was as follows:

For the periods ended December 31,	2020	2019	2018
2015 Grants	$—	$—	$0.4
2016 Grants	—	1.1	5.7
2017 Grants	0.5	3.1	4.6
2018 Grants	3.9	5.4	6.8
2019 Grants and ESPP expense	5.5	7.1	—
2020 Grants and ESPP expense	8.5	—	—
Total	$18.4	$16.7	$17.5

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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
Total awards granted in 2015 had a grant date fair value of $13.8 million. As of December 31, 2020, there was no unearned compensation related to the awards granted in 2015 as all such awards are fully vested.
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
In addition, during the year ended December 31, 2016, for various new employee hires, the following grants were made:
•5,894 shares of time-based restricted stock which cliff vest in three years from the date of each grant.
•47,667 shares of time-based restricted stock which vest annually on a pro rata basis over a three-year period from the date of each grant.
Total awards granted in 2016 had a grant date fair value of $22.6 million. As of December 31, 2020, there was no unearned compensation related to the awards granted in 2016 as all such awards are fully vested.
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

Total awards granted in 2017 had a grant date fair value of $15.9 million. As of December 31, 2020, there was no unearned compensation related to the awards granted in 2017 as all such awards are fully vested.
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

Total awards granted in 2018 had a grant date fair value of $20.2 million. As of December 31, 2020, unearned compensation representing the unvested portion of the awards granted in 2018 totaled $0.8 million, with a weighted average vesting period of 0.1 years.

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

Total awards granted in 2019 had a grant date fair value of $20.5 million. As of December 31, 2020, unearned compensation representing the unvested portion of the awards granted in 2019 totaled $2.5 million, with a weighted average vesting period of 0.6 years.

2020 Grants

On February 25, 2020, the Company issued time and market-based awards under the LTIP in the form of restricted stock units. The Company granted 118,974 time-based restricted stock units that generally vest annually on a pro-rata basis over a three-year period and 57,557 market-based restricted stock units, at target, with a grant date fair value of $107.94. On April 30, 2020, the Company granted 14,973 time-based restricted stock that generally vest over a one-year period with a grant date fair value of $70.15.

In addition, during the year ended December 31, 2020, the Company granted from time to time a total of 1,226 time-based restricted stock units that vest annually on a pro rata basis over a three-year period, 45,241 market-based restricted stock units, at target, with a grant date fair value of $144.79, and 103,260 shares of time-based restricted stock that generally vest over a three-year period with a grant date fair value of $73.98.

Total awards granted in 2020 had a grant date fair value of $30.1 million. As of December 31, 2020, unearned compensation representing the unvested portion of the awards granted in 2020 totaled $17.8 million, with a weighted average vesting period of 2.0 years.
Restricted Stock Units, Restricted Stock and Stock Option Activity

The following tables summarize the unvested restricted stock units, restricted stock and stock options activity and the weighted average fair value of these shares at the date of grant for the year ended December 31, 2020 (performance-based awards are reflected at the target amount of the grant):
Restricted Stock Units ("RSU")

	2020
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	646,619	$55.80
Granted	221,402	93.72
TSR and other adjustments(a)	164,076	91.32
Exercised	(374,443)	77.78
Forfeited	(172,764)	60.03
Outstanding December 31,	484,890	$66.66
(a) TSR adjustments represent the incremental shares earned for the total stockholder return (TSR) performance metric exceeding target and resulting in 200% payout for the 2017 LTIP Performance Awards.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Restricted Stock ("RS")

	2020
	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding January 1,	16,681	$52.46
Granted	118,233	74.12
Exercised	(16,681)	52.46
Forfeited	—	—
Outstanding December 31,	118,233	$74.12
Stock Options

	2020
	Options	Weighted Average Exercise Price
Outstanding January 1,	375,086	$31.64
Granted	—	—
Exercised	(277,285)	31.92
Forfeited	—	—
Outstanding December 31,	97,801	30.87
Exercisable at December 31,	97,801	30.87
Vested and expected to vest	97,801	$30.87
The aggregate intrinsic value of options outstanding and options exercisable is based on the Company's closing stock price on the last trading day of the fiscal year for in-the-money options. The aggregate intrinsic value represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices. The total intrinsic value of options exercised during 2020 was $10.5 million, 2019 was $0.4 million and 2018 was $0.6 million.
The aggregate intrinsic value of both options outstanding and options exercisable at December 31, 2020 was $4.1 million.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Stock Option Assumptions
The following table summarizes the stock option assumptions for the years ended December 31, 2020, 2019 and 2018:

	Options Outstanding		Options Exercisable		Assumption Range
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Terms (Years)	Number of Shares	Weighted Average Remaining Contractual Terms (Years)	Risk-Free Interest Rate	Expected Annual Dividend Yield	Expected Terms in Years	Expected Volatility
2018
$23.58	53,086	4.3	53,086	4.3	0.92%	3.4%	6.0	35%
$28.42	143,358	6.1	143,358	6.1	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%
$30.74	12,719	6.6	12,719	6.6	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%
$36.99	192,060	6.8	130,425	6.7	1.47% - 1.64%	4.1%	5.5-6.5	27.5% - 35.0%
2019
$23.58	51,985	3.3	51,985	3.3	0.92%	3.4%	6.0	35%
$28.42	143,358	5.1	143,358	5.1	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%
$30.74	12,719	5.6	12,719	5.6	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%
$36.99	167,024	6.1	167,024	6.1	1.47% - 1.64%	4.1%	5.5-6.5	27.5% - 35.0%
2020
$23.58	16,930	0.9	16,930	0.9	0.92%	3.4%	6.0	35%
$28.42	43,317	0.6	43,317	0.6	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%
$30.74	—	0.0	—	0.0	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%
$36.99	37,554	0.6	37,554	0.6	1.47% - 1.64%	4.1%	5.5-6.5	27.5% - 35.0%

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

17. Income Taxes
CyrusOne Inc. elected to be taxed as a REIT under the Code, commencing with its taxable year ended December 31, 2013. To remain qualified as a REIT, the Company is required to distribute at least 90% of its taxable income to its stockholders and meet various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided the Company continues to qualify for taxation as a REIT, the Company is generally not subject to corporate level federal income tax on the earnings distributed currently to its stockholders. It is the Company's policy and intent, subject to change, to distribute 100% of its taxable income and therefore no provision is required in the accompanying financial statements for federal income taxes with regards to activities of CyrusOne Inc. and its subsidiary pass-through entities.
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
Income tax (benefit) expense for the years ended December 31, 2020, 2019 and 2018 as reported in the accompanying Consolidated Statements of Operations was comprised of the following:

	Year Ended December 31,
IN MILLIONS	2020	2019	2018
Current
Federal	$1.5	$1.7	$1.0
State	2.0	1.9	2.0
Foreign	5.0	0.2	—
Total current expense	$8.5	$3.8	$3.0

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	(12.1)	(7.5)	(2.4)
Total deferred (benefit) expense	(12.1)	(7.5)	(2.4)
Total income tax (benefit) expense	$(3.6)	$(3.7)	$0.6

An income tax expense reconciliation between the U.S. statutory tax rate and the effective tax rate is as follows:

	Year Ended December 31,
IN MILLIONS	2020	2019	2018

Income tax at U.S. federal statutory income tax rate	$3.9	$7.9	$0.4
State and local taxes, net of federal income tax benefit	1.6	1.7	2.0
Impact of REIT status	(18.2)	(13.7)	(2.1)
Permanent differences	0.1	(0.7)	(0.1)
Foreign tax rate and currency differences	(2.7)	(1.0)	0.2
Anti-hybrid disallowances	2.4	1.6	0.1
Deferred tax true ups and other	1.0	—	—
Unrecognized tax benefits	5.0	—	—
Valuation allowance	3.3	0.5	0.1
Income tax (benefit) expense	$(3.6)	$(3.7)	$0.6

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

The effective tax rate on income from continuing operations differs from tax at the statutory rate primarily due to the Company's status as a REIT and taxation of its foreign subsidiaries.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

The components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
IN MILLIONS	2020	2019
Deferred tax assets
Net operating loss carryforwards	$19.7	$16.3
Accounts receivable/payable and other	9.1	8.2
Disallowed interest and other expenses	3.4	—
Finance leases	1.6	0.9
Total gross deferred tax assets	$33.8	$25.4
Valuation allowance	(12.2)	(7.6)
Total gross deferred tax assets, net	$21.6	$17.8

Deferred tax liabilities
Deferred rent and other	$(1.9)	$—
Fixed assets	(67.5)	(67.4)
Intangibles	(5.2)	(10.9)
Total gross deferred tax liabilities	$(74.6)	$(78.3)
Total net deferred tax assets/(liabilities)	$(53.0)	$(60.5)

As of December 31, 2020, the Company’s deferred tax assets were primarily attributable to foreign NOL carryforwards that generally do not expire. A valuation allowance will be recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. The Company has recorded a valuation allowance of $12.2 million as of December 31, 2020.
The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and certain foreign jurisdictions. With few exceptions, the Company is no longer subject to examination of its U.S. federal, state and local tax returns for years prior to 2016.
A reconciliation of the Company’s beginning and ending liability for unrecognized tax benefits is as follows:

IN MILLIONS	2020	2019	2018

Balance at January 1	$—	$—	$—
Additions related to acquisitions	—	—	—
Additions for tax positions for the current year	5.0	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—
Balance at December 31	$5.0	$—	$—

The Company’s entire liability for unrecognized tax benefit would affect the annual effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as additional tax expense. The Company recorded no interest expense and penalties for the period ending December 31, 2020.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

18. Commitments and Contingencies
Operating Leases
The Company leases certain data center facilities and equipment from third parties. Certain of these leases provide for renewal options with fixed rent escalations beyond the initial lease term.
Standby Letters of Credit
As of December 31, 2020, the Company had outstanding letters of credit of $10.8 million as security for obligations under the terms of its lessee agreements.
Performance Guarantees
Customer contracts generally require specified levels of performance related to uninterrupted service and cooling temperatures and delivery of data center spaces at specified dates. If these performance standards are not met, the Company could be obligated to issue billing credits to the customer. Management assesses the probability that a performance standard will not be achieved. We recognized contingent losses of $3.5 million for performance guarantees for the year ended December 31, 2020. No contingent losses were incurred for performance guarantees in 2019 or 2018.
Purchase Commitments
The Company has entered into non-cancellable contracted commitments for construction of data center facilities and acquisition of equipment. As of December 31, 2020, these commitments were approximately $173.4 million and are expected to be incurred over the next one to two years. In addition, the Company has entered into equipment and electricity power contracts, which require minimum purchase commitments for power. These agreements range from one to two years and provide for payments for early termination or require minimum payments for the remaining term. As of December 31, 2020, the minimum commitments for these arrangements were approximately $84.2 million.
The Company has entered into an Agreement to Lease contract that requires the Company to enter into a lease upon shell completion of a building in London, UK totaling 70,000 square feet with annual rent totaling £1.4 million for an initial lease term of 20 years. We expect construction of the shell building to be completed in the first quarter of 2021.
Indemnifications
During the normal course of business, the Company and its subsidiaries have made certain indemnities and commitments to customers, vendors and associated parties related to the use, protection and security of intellectual property and claims for negligence or willful misconduct. Also, in the normal course of its business, the Company is involved in legal, tax and regulatory proceedings arising from the conduct of its business activities. Management assesses the probability that these performance standards, credits, claims or indemnities have been incurred and liabilities or asset reserves are established for loss contingencies when the losses associated are deemed to be probable and the loss can be reasonably estimated. Based on information currently available, the Company believes that the outcome of such matters will not, individually or in the aggregate, have a material effect on its consolidated financial statements.
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

19. Subsequent Event
In February 2021, the State of Texas, including the Austin, Dallas, Houston and San Antonio metropolitan areas, was and is subject to an extensive winter storm. We have 13 buildings located in Texas, which have experienced minimal operational disruptions to date. We are assessing the impact of this storm, which we believe caused nominal damage to our properties, however we anticipate an impact on Property operating expense due to higher utility expenses and other costs, some of which may be recoverable from customers, as well as potential losses related to service level commitments, the extent of which cannot be estimated at this time.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2020. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2020 based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2020, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited our financial statements included in this Annual Report on Form 10-K and has issued its attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2020, which report is included under Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
On February 15, 2021, the Amended and Restated Agreement of Limited Partnership of CyrusOne LP, dated as of May 2, 2016, by and among CyrusOne GP, a Maryland statutory trust, CyrusOne Inc., a Maryland corporation (the “Company”), and any additional partner that is admitted from time to time to the partnership, as amended by the First Amendment to the Amended and Restated Agreement of Limited Partnership of CyrusOne LP, dated February 18, 2019 (the “Operating Partnership Agreement”), was amended (the “Second Amendment”) to clarify certain language and to update the LTIP Unit Designation (Exhibit C of the Operating Partnership Agreement) to clarify certain language and to conform with tax requirements.

The description of the Second Amendment set forth herein is qualified in its entirety by reference to the full text of the Second Amendment, which is filed herewith as Exhibit 10.4 and incorporated herein by reference.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item can be found in the Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.
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
Items 11. Executive Compensation
The information required by this item can be found in the Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.
Items 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item can be found in the Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item can be found in the Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item can be found in the Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.
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
ITEM 16.    FORM 10-K SUMMARY
None.

Schedule II.
Valuation and Qualifying Accounts

	Beginning	Charge	(Deductions)/	End
(dollars in millions)	of Period	to Expenses	Additions	of Period
Allowance for Doubtful Accounts
2020	$1.8	$1.7	$—	$3.5
2019	1.7	1.7	(1.6)	1.8
2018	2.1	2.3	(2.7)	1.7
Deferred Tax Valuation Allowance
2020	$7.6	$4.6	$—	$12.2
2019	6.9	0.7	—	7.6
2018	7.2	(0.3)	—	6.9

Schedule III. Real Estate Properties and Accumulated Depreciation

CyrusOne Inc.	As of December 31, 2020
(dollars in millions)	Initial Costs			Cost Capitalized Subsequent to Acquisition			Gross Carrying Amount
Description	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Accumulated Depreciation	Acquisition
Amsterdam I	$9.7	$—	$—	$—	$14.0	$42.2	$9.7	$14.0	$42.2	$3.0	2020
Austin II	2.0	—	—	—	23.5	13.9	2.0	23.5	13.9	22.5	2011
Austin III	3.3	—	—	—	12.7	64.4	3.3	12.7	64.4	23.0	2015
Chicago - Aurora I	2.4	26.0	97.3	—	6.4	39.8	2.4	32.4	137.1	74.0	2016
Chicago - Aurora II	2.6	—	—	—	23.1	73.1	2.6	23.1	73.1	22.3	2016
Chicago - Aurora Tower	—	—	—	—	6.4	1.2	—	6.4	1.2	0.9	2018
Chicago - Lombard	0.7	3.2	—	—	1.6	8.3	0.7	4.8	8.3	9.1	2008
Cincinnati - 7th Street	0.9	42.2	—	—	72.0	37.5	0.9	114.2	37.5	106.4	1999
Cincinnati - Blue Ash*	—	2.6	—	—	(1.9)	0.2	—	0.7	0.2	0.7	2009
Cincinnati - Hamilton	—	9.5	—	—	34.2	7.9	—	43.7	7.9	37.9	2007
Cincinnati - Mason	—	—	—	—	20.3	2.0	—	20.3	2.0	16.7	2004
Cincinnati - North Cincinnati	0.9	12.3	—	—	65.5	17.3	0.9	77.8	17.3	53.8	2008
Council Bluffs I	1.4	—	—	—	18.1	18.3	1.4	18.1	18.3	0.8	2020
Dallas - Allen	6.5	—	—	—	15.7	40.3	6.5	15.7	40.3	7.5	2017
Dallas - Carrollton	16.1	—	—	—	67.2	356.0	16.1	67.2	356.0	165.3	2012
Dallas - Lewisville	—	46.2	2.2	—	11.9	39.5	—	58.1	41.7	76.1	2010
Dublin I	—	—	—	—	—	—	—	—	—	—	2020
Florence	2.2	7.7	—	—	36.2	9.6	2.2	43.9	9.6	39.5	2005
Frankfurt I	4.4	31.0	109.7	—	8.3	25.5	4.4	39.3	135.2	26.3	2018
Frankfurt II	7.6	—	47.7	—	149.1	59.2	7.6	149.1	106.9	29.1	2018
Frankfurt III	24.1	—	—	—	63.5	84.2	24.1	63.5	84.2	1.6	2020
Houston - Galleria	—	56.0	2.0	—	15.0	23.0	—	71.0	25.0	65.8	2010
Houston - Houston West I	1.4	21.4	0.1	—	64.0	53.9	1.4	85.4	54.0	99.5	2010
Houston - Houston West II	2.0	—	—	0.7	22.8	53.9	2.7	22.8	53.9	44.4	2013
Houston - Houston West III	7.1	—	—	0.1	18.1	32.4	7.2	18.1	32.4	17.0	2013
London - Great Bridgewater	—	16.5	—	—	(16.5)	1.5	—	—	1.5	1.1	2011
London I	—	25.3	20.5	—	26.1	31.2	—	51.4	51.7	13.6	2018
London II	—	19.9	58.7	—	31.3	56.8	—	51.2	115.5	34.0	2018
London III	—	—	—	—	11.8	30.4	—	11.8	30.4	1.3	2020
Northern Virginia - Sterling I	1.6	—	—	0.1	20.2	62.2	1.7	20.2	62.2	36.8	2013
Northern Virginia - Sterling II	3.4	—	—	—	28.8	112.5	3.4	28.8	112.5	46.2	2013
Northern Virginia - Sterling III	1.9	—	—	—	22.3	62.0	1.9	22.3	62.0	24.7	2017
Northern Virginia - Sterling IV	4.6	9.6	0.1	—	10.5	77.9	4.6	20.1	78.0	27.9	2016
Northern Virginia - Sterling V	14.5	—	—	—	93.8	324.3	14.5	93.8	324.3	90.1	2016
Northern Virginia - Sterling VI	9.7	—	—	—	68.9	220.4	9.7	68.9	220.4	40.7	2018
Northern Virginia - Sterling VII	5.9	—	—	—	0.4	0.1	5.9	0.4	0.1	—	2020
Northern Virginia - Sterling VIII	9.1	—	—	—	24.9	44.9	9.1	24.9	44.9	6.5	2018
Northern Virginia - Sterling IX	16.1	—	—	—	20.1	22.0	16.1	20.1	22.0	1.9	2020
Norwalk I*	—	18.3	25.3	—	(17.1)	(12.0)	—	1.2	13.3	5.1	2015
Phoenix - Chandler I	2.5	—	—	—	61.9	71.9	2.5	61.9	71.9	62.2	2011
Phoenix - Chandler II	2.1	—	—	—	16.2	39.8	2.1	16.2	39.8	28.2	2014
Phoenix - Chandler III	2.0	0.9	2.5	—	10.5	48.9	2.0	11.4	51.4	21.6	2016
Phoenix - Chandler IV	2.0	—	—	—	18.4	44.7	2.0	18.4	44.7	16.4	2017
Phoenix - Chandler V	1.8	—	—	—	17.1	87.7	1.8	17.1	87.7	16.0	2017
Phoenix - Chandler VI	2.3	—	—	0.1	25.1	103.4	2.4	25.1	103.4	31.3	2016
Phoenix - Chandler VII	4.2	—	—	—	1.1	—	4.2	1.1	—	0.1	2016
Raleigh-Durham I	2.1	73.5	71.3	—	10.3	26.5	2.1	83.8	97.8	48.2	2017
San Antonio I	4.6	3.0	—	—	28.7	38.3	4.6	31.7	38.3	40.3	2011
San Antonio II	2.3	—	—	0.3	30.3	61.4	2.6	30.3	61.4	31.1	2013
San Antonio III	2.3	—	—	—	40.2	99.6	2.3	40.2	99.6	40.0	2017
San Antonio IV	2.1	—	—	—	56.9	51.6	2.1	56.9	51.6	21.6	2017

(dollars in millions)	Initial Costs			Cost Capitalized Subsequent to Acquisition			Gross Carrying Amount
Description	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Accumulated Depreciation	Acquisition
San Antonio V	$2.9	$—	$—	$0.1	$30.3	$43.3	$3.0	$30.3	$43.3	$3.0	2020
Santa Clara II	—	2.7	—	—	—	—	—	2.7	—	2.4	2019
Somerset I	12.1	124.6	83.3	—	31.9	64.0	12.1	156.5	147.3	62.2	2017
Stamford - Omega*	—	3.2	0.6	—	(3.1)	0.1	—	0.1	0.7	0.9	2015
Stamford - Riverbend*	—	4.3	13.2	—	(3.4)	(4.3)	—	0.9	8.9	8.4	2015
Totowa - Commerce	—	4.1	0.8	—	(3.7)	1.0	—	0.4	1.8	1.3	2015
Totowa - Madison	—	28.3	45.6	—	(22.2)	14.9	—	6.1	60.5	40.1	2015
Wappingers Falls I	—	9.9	13.3	—	(6.7)	14.1	—	3.2	27.4	19.5	2015
	$207.4	$602.2	$594.2	$1.4	$1,433.0	$2,944.7	$208.8	$2,035.2	$3,538.9	$1,767.9

Land held for future development	$268.3	$—	$—	$—	$—	$—	$268.3	$—	$—	$—

The aggregate cost of the total properties for federal income tax purposes was $8,084.2 million at December 31, 2020. In addition, Construction in progress was $982.2 million as we continue to build data center facilities.

* Reductions in Cost Capitalized Subsequent to Acquisition due to impairment losses recorded for the respective facility.

Historical Cost and Accumulated Depreciation and Amortization
The following table reconciles the historical cost and accumulated depreciation for the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
(amounts in millions)	2020	2019	2018
Property
Balance—beginning of period	$6,089.5	$5,347.5	$3,840.8
Disposals	(6.7)	(15.8)	(20.8)
Impairments	(10.8)	(0.7)	—
Impact of adoption of ASU 2016-02	—	(97.8)	—
Additions (acquisitions and improvements)	961.4	856.3	1,527.5
Balance, end of period(1)	$7,033.4	$6,089.5	$5,347.5
Accumulated Depreciation
Balance—beginning of period	$1,379.2	$1,054.5	$782.4
Disposals	(5.9)	(14.0)	(14.0)
Impairments	—	—	—
Impact of adoption of ASU 2016-02	—	(19.3)	—
Additions (depreciation and amortization expense)	394.6	358.0	286.1
Balance, end of period	$1,767.9	$1,379.2	$1,054.5

(1) - Includes construction-in-progress of $982.2 million, $946.3 million and $744.9 million for the years ended December 31, 2020, 2019 and 2018, respectively that is not included in amounts reflected above in Schedule III.

EXHIBIT INDEX

Exhibit #	Exhibit Description

2.1
Share Purchase Agreement, dated as of October 18, 2017, between Cheetah Asia Holdings LLC, CyrusOne LLC and GDS Holdings Limited (Incorporated by reference to Exhibit 2.1 of Form 8-K, filed by the Registrant on October 24, 2017 (Registration No. 001-35789)).

2.2(a)
Sale and Purchase Agreement dated December 21, 2017 among Zenium Topco Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by the Registrant on December 28, 2017 (Registration No. 001-35789)).

2.2(b)
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated April 20, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on April 27, 2018 (Registration No. 001-35789)).

2.2(c)
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated April 26, 2018 (Incorporated by reference to Exhibit 99.2 of Form 8-K, filed by CyrusOne Inc. on April 27, 2018 (Registration No. 001-35789)).

2.2(d)
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated May 17, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on May 21, 2018 (Registration No. 001-35789)).

2.2(e)
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated May 25, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on May 29, 2018 (Registration No. 001-35789)).

2.2(f)
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated June 28, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on June 29, 2018 (Registration No. 001-35789)).

2.2(g)
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated July 19, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on July 20, 2018 (Registration No. 001-35789)).

2.2(h)
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated July 27, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on July 30, 2018 (Registration No. 001-35789)).

2.2(i)
Extension Letter to Sale and Purchase Agreement dated December 21, 2017 among Zenium TopCo Limited, CyrusOne Dutch Holdings B.V., ZTP Seller Rep, LLC, CyrusOne LP and certain other sellers named thereto dated August 10, 2018 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed by CyrusOne Inc. on August 13, 2018 (Registration No. 001-35789)).

2.2(j)
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

4.3(e)
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

10.4+	Second Amendment to the Amended and Restated Agreement of Limited Partnership of CyrusOne LP, dated as of February 15, 2021.

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

10.5(b)
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

10.5(c)
Amendment, dated as of March 31, 2020, among CyrusOne LP, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement, dated as of March 29, 2018 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on April 1, 2020 (Registration No. 001-35789)).

10.5(d)
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

10.13(a)†
Employment Agreement, dated as of January 24, 2013, by and between CyrusOne LLC and Gary J. Wojtaszek (Incorporated by reference to Exhibit 10.5 of Form 8-K, filed by the Registrant on January 29, 2013 (Registration No. 001-35789)).

10.13(b)†
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

10.14(b)†
Separation Agreement and Release of All Claims, dated as September 14, 2020, by and between Kevin Timmons and CyrusOne LLC (Incorporated by reference to Exhibit 10.5 of Form 10-Q, filed by CyrusOne Inc. on October 29, 2020 (Registration No. 001-35789)).

10.15(a)†
Employment Agreement, dated as of January 24, 2013, by and between CyrusOne LLC and Venkatesh S. Durvasula (Incorporated by reference to Exhibit 10.18 of Form 10-K, filed by the Registrant on March 29, 2013 (Registration No. 001-35789)).

10.15(b)†
Long-Term International Assignment Letter, dated October 30, 2018, by and between CyrusOne LLC and Venkatesh S. Durvasula (Incorporated by reference to Exhibit 10.15(a) of Form 10-K, filed by CyrusOne Inc. on February 22, 2019 (Registration No. 001-35789)).

10.15(c)†
Offer Letter, dated as of November 6, 2018, by and between CyrusOne LLC and Venkatesh S. Durvasula (Incorporated by reference to Exhibit 10.15(b) of Form 10-K, filed by CyrusOne Inc. on February 22, 2019 (Registration No. 001-35789)).

10.15(d)†
Transition and Separation Agreement dated as of January 13, 2020 by and between Venkatesh S. Durvasula and CyrusOne LLC (Incorporated by reference to Exhibit 10.1 of Form 8-K/A, filed by CyrusOne Inc. on January 17, 2020 (Registration No. 001-35789)).

10.15(e)†
Omnibus Amendment Agreement, dated as of February 26, 2020 by and between Venkatesh S. Durvasula and CyrusOne LLC (Incorporated by reference to Exhibit 10.1 of Form 8-K/A, filed by CyrusOne Inc. on February 27, 2020 (Registration No. 001-35789)).

10.15(f)†
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

10.29(a)†
Employment Agreement, dated as of November 14, 2016, by and between CyrusOne LLC and Diane M. Morefield (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on October 31, 2016 (Registration No. 001-35789))

10.29(b)†
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

10.36†	Form of Amendment to 2017-2019 PSU Grant Agreements (Incorporated by reference to Exhibit 10.36 of Form 10-K, filed by CyrusOne Inc. on February 20, 2020 (Registration No. 001-35789)).

10.37
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

10.38
Form of Primary Sales Agreement, dated May 6, 2020, by and among CyrusOne Inc., CyrusOne GP, CyrusOne LP and each of Fifth Third Securities, Inc., Stifel, Nicolaus & Company, Incorporated and SunTrust Robinson Humphrey, Inc. (Incorporated by reference to Exhibit 1.2 of Form 8-K, filed by CyrusOne Inc. on May 6, 2020 (Registration No. 001-35789)).

10.39†
Employment Agreement dated as of June 26, 2020 by and between Bruce W. Duncan and CyrusOne Management Services LLC (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on July 2, 2020 (Registration No. 001-35789)).

10.40(a)†	Offer Letter to John Hatem, dated as of August 29, 2020 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on September 2, 2020 (Registration No. 001-35789)).

10.40(b)†
Severance Agreement, dated September 1, 2020 by and between John Hatem and CyrusOne Management Services LLC (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed by CyrusOne Inc. on September 2, 2020 (Registration No. 001-35789)).

10.41(a)†	Offer Letter to Katherine Motlagh, dated as of October 4, 2020 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on October 9, 2020 (Registration No. 001-35789)).

10.41(b)†
Severance Agreement, dated as of October 8, 2020 by and between Katherine Motlagh and CyrusOne Management Services LLC (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed by CyrusOne Inc. on October 9, 2020 (Registration No. 001-35789)).

21.1+	Subsidiaries of the Registrant

22+	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.

23.1+	Consent of Deloitte & Touche LLP

31.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)*	XBRL Taxonomy Extension Schema Document.

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document.

(104)*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

+	Filed herewith.
++	Furnished herewith.
*	Submitted electronically with this report.
†	This exhibit is a management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 19th day of February, 2021, and this report has been signed below on such date by the following persons on behalf of the registrant and in the capacities indicated.

CyrusOne Inc.

By:	/s/ Bruce W. Duncan
Bruce W. Duncan
President, Chief Executive Officer, and Director
(Principal Executive Officer)

By:	/s/ Katherine Motlagh
Katherine Motlagh
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Mark E. Skomal
Mark E. Skomal
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Bruce W. Duncan	President, Chief Executive Officer	February 19, 2021
Bruce W. Duncan	and Director

/s/ Alex Shumate	Chairman of the Board of Directors	February 19, 2021
Alex Shumate

/s/ David H. Ferdman	Director	February 19, 2021
David H. Ferdman

/s/ John W. Gamble Jr.	Director	February 19, 2021
John W. Gamble Jr.

/s/ Michael A. Klayko	Director	February 19, 2021
Michael A. Klayko

/s/ T. Tod Nielsen	Director	February 19, 2021
T. Tod Nielsen

/s/ William E. Sullivan	Director	February 19, 2021
William E. Sullivan

/s/ Lynn Wentworth	Director	February 19, 2021
Lynn Wentworth