Form 10-K/A
period 2020-12-31
CyrusOne Inc.
filed 2021-02-22
CIK 1553023

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed for the sole purpose of including the conformed signature of our Independent Registered Public Accounting Firm on Exhibit 23.1 (Consent of Independent Registered Public Accounting Firm), which was inadvertently omitted from Exhibit 23.1 in the original filing of the Form 10-K.

Except as expressly noted above, this Amendment No. 1 does not modify or update in any way disclosures made in the original filing.

EXHIBIT INDEX

Exhibit #	Exhibit Description
23.1+	Consent of Deloitte & Touche LLP

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 19th day of February, 2021.

CyrusOne Inc.

By:	/s/ Mark E. Skomal
Mark E. Skomal
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

5