Form 10-Q
period 2021-03-31
CyrusOne Inc.
filed 2021-04-29
CIK 1553023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
Yes  ☐    No  ☒
There were 122,536,028 shares of common stock outstanding as of April 23, 2021 with a par value of $0.01 per share.

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

CyrusOne Inc. is a real estate investment trust, or REIT, whose only material asset is its ownership of operating partnership units of CyrusOne LP. CyrusOne Inc. does not conduct business itself, other than acting as the sole beneficial owner and trustee of CyrusOne GP, a Maryland statutory trust, issuing public equity from time to time and guaranteeing certain debt of CyrusOne LP and certain of its subsidiaries. CyrusOne Inc., directly or indirectly, owns all of the issued and outstanding operating partnership units of CyrusOne LP as of March 31, 2021 and has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control. Effective February 1, 2021, the Company reorganized CyrusOne LP to classify the partnership as a regarded entity under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). See Part I, Item 1A "Risk Factors-Risks Related to Our Organization Structure" of our Annual Report on Form 10-K for the year ended December 31, 2020, as amended ("Form 10-K") for more information. CyrusOne Inc. itself does not issue any indebtedness but guarantees the debt of CyrusOne LP and certain of its subsidiaries, as disclosed in this report. CyrusOne LP and its subsidiaries hold substantially all the assets of the Company. CyrusOne LP conducts the operations of the business, along with its subsidiaries, and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by CyrusOne Inc., which are generally contributed to CyrusOne LP in exchange for operating partnership units, CyrusOne LP generates the capital required for the Company's business through CyrusOne LP's operations and incurrence of indebtedness.

As of March 31, 2021, the total number of outstanding shares of our common stock was approximately 122.5 million.
On November 19, 2020, the Securities and Exchange Commission (“SEC”) adopted amendments to Regulation S-K Items 301, 302 and 303, which became effective on February 10, 2021. Although mandatory compliance is not required until our fiscal year ending December 31, 2021, early adoption is permitted, and as previously disclosed we elected to early adopt amended Regulation S-K Items 301, 302 and 303 in our Form 10-K.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CyrusOne Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Investment in real estate:
Land	$207.3	$208.8
Buildings and improvements	2,046.6	2,035.2
Equipment	3,596.5	3,538.9
Gross operating real estate	5,850.4	5,782.9
Less accumulated depreciation	(1,867.5)	(1,767.9)
Net operating real estate	3,982.9	4,015.0
Construction in progress, including land under development	1,053.3	982.2
Land held for future development	262.3	268.3
Total investment in real estate, net	5,298.5	5,265.5
Cash and cash equivalents	240.9	271.4
Rent and other receivables (net of allowance for doubtful accounts of $2.1 and $3.5 as of March 31, 2021 and December 31, 2020, respectively)	389.8	334.2
Restricted cash	1.4	1.5
Operating lease right-of-use assets, net	239.7	211.4
Equity investments	22.9	67.1
Goodwill	455.1	455.1
Intangible assets (net of accumulated amortization of $257.2 and $249.3 as of March 31, 2021 and December 31, 2020, respectively)	149.2	157.8
Other assets	114.3	133.4
Total assets	$6,911.8	$6,897.4
Liabilities and equity
Debt	$3,337.4	$3,409.0
Finance lease liabilities	28.6	29.1
Operating lease liabilities	277.9	249.1
Construction costs payable	137.5	133.0
Accounts payable and accrued expenses	168.9	151.3
Dividends payable	62.0	63.3
Deferred revenue and prepaid rents	183.2	174.1
Deferred tax liability	48.2	53.0
Other liabilities	53.3	77.3
Total liabilities	4,297.0	4,339.2
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized and 122,535,975 and 120,442,521 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1.2	1.2
Additional paid in capital	3,628.6	3,537.3
Accumulated deficit	(1,010.2)	(966.6)
Accumulated other comprehensive loss	(4.8)	(13.7)
Total stockholders’ equity	2,614.8	2,558.2
Total liabilities and equity	$6,911.8	$6,897.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$298.6	$245.9
Operating expenses:
Property operating expenses	135.8	92.6
Sales and marketing	3.8	4.7
General and administrative	23.0	26.9
Depreciation and amortization	121.4	108.1
Transaction, acquisition, integration and other related expenses	0.1	0.5
Impairment losses and loss (gain) on asset disposals	0.5	(0.1)
Total operating expenses	284.6	232.7
Operating income	14.0	13.2
Interest expense, net	(15.1)	(16.0)
Gain on marketable equity investment	2.4	14.7
Loss on early extinguishment of debt	—	(3.4)
Foreign currency and derivative gains, net	15.4	5.1
Other expense	(0.1)	(0.1)
Net income before income taxes	16.6	13.5
Income tax benefit	1.6	1.2
Net income	$18.2	$14.7
Weighted average number of common shares outstanding - basic	120.4	114.9
Weighted average number of common shares outstanding - diluted	120.5	115.1
Net income per share - basic	$0.15	$0.13
Net income per share - diluted	$0.15	$0.13

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$18.2	$14.7
Other comprehensive income (loss):
Foreign currency translation adjustment	(15.0)	(24.0)
Net gain (loss) on hedging instruments	23.9	(1.1)
Comprehensive income (loss)	$27.1	$(10.4)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(unaudited)

	Stockholders' Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance as of January 1, 2020	114.8	$1.1	$3,202.0	$(767.3)	$(1.2)	$2,434.6
Net income	—	—	—	14.7	—	14.7
Issuance of common stock, net	0.2	0.1	0.5	—	—	0.6
Stock-based compensation expense	—	—	3.7	—	—	3.7
Tax payment upon exercise of equity awards	—	—	(6.3)	—	—	(6.3)
Foreign currency translation adjustment	—	—	—	—	(24.0)	(24.0)
Net loss on cash flow hedging instruments	—	—	—	—	(1.1)	(1.1)
Dividends declared, $0.50 per share	—	—	—	(58.4)	—	(58.4)
Balance as of March 31, 2020	115.0	$1.2	$3,199.9	$(811.0)	$(26.3)	$2,363.8

Balance as of January 1, 2021	120.4	$1.2	$3,537.3	$(966.6)	$(13.7)	$2,558.2
Net income	—	—	—	18.2	—	18.2
Issuance of common stock, net	2.1	—	95.8	—	—	95.8
Stock-based compensation expense	—	—	4.4	—	—	4.4
Tax payment upon exercise of equity awards	—	—	(8.9)	—	—	(8.9)
Foreign currency translation adjustment	—	—	—	—	(15.0)	(15.0)
Net gain on cash flow hedging instruments	—	—	—	—	23.9	23.9
Dividends declared, $0.51 per share	—	—	—	(61.8)	—	(61.8)
Balance as of March 31, 2021	122.5	$1.2	$3,628.6	$(1,010.2)	$(4.8)	$2,614.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$18.2	$14.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121.4	108.1
Provision for bad debt expense	(1.1)	(0.1)
Gain on marketable equity investment	(2.4)	(14.7)
Foreign currency and derivative gains, net	(15.4)	(5.1)
Proceeds from swap terminations	—	2.9
Impairment losses and loss (gain) on asset disposals	0.5	(0.1)
Loss on early extinguishment of debt	—	3.4
Interest expense amortization, net	1.6	2.0
Stock-based compensation expense	4.4	3.7
Deferred income tax benefit	(2.6)	(2.0)
Operating lease cost	5.2	6.2
Other (income) expense	(0.1)	0.3
Change in operating assets and liabilities:
Rent and other receivables, net and other assets	(43.4)	(29.4)
Accounts payable and accrued expenses	18.4	(1.2)
Deferred revenue and prepaid rents	8.5	3.2
Operating lease liabilities	(6.5)	(5.6)
Net cash provided by operating activities	106.7	86.3
Cash flows from investing activities:
Investments in real estate	(175.4)	(196.5)
Proceeds from sale of equity investments	46.6	—
Equity investments	—	(3.3)
Proceeds from the sale of real estate assets	4.4	—
Net cash used in investing activities	(124.4)	(199.8)
Cash flows from financing activities:
Issuance of common stock, net	95.8	0.6
Dividends paid	(63.0)	(58.4)
Proceeds from revolving credit facility	90.3	244.4
Repayments of revolving credit facility	(124.2)	(623.1)
Proceeds from Euro bond	—	550.6
Proceeds from unsecured term loan	—	1,100.0
Repayments of unsecured term loan	—	(1,100.0)
Payment of deferred financing costs	—	(13.6)
Payments on finance lease liabilities	(0.7)	(0.7)
Tax payment upon exercise of equity awards	(8.9)	(6.3)
Net cash (used in) provided by financing activities	(10.7)	93.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.2)	0.9
Net decrease in cash, cash equivalents and restricted cash	(30.6)	(19.1)
Cash, cash equivalents and restricted cash at beginning of period	272.9	77.7
Cash, cash equivalents and restricted cash at end of period	$242.3	$58.6
Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized of $4.9 million and $6.0 million in 2021 and 2020, respectively	$12.8	$8.3
Non-cash investing and financing activities:
Construction costs payable	137.5	183.4
Dividends payable	62.0	58.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

1. Description of Business

CyrusOne Inc., together with CyrusOne GP (the "General Partner"), a wholly-owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. wholly owns CyrusOne LP (the "Operating Partnership") and the subsidiaries of the Operating Partnership (collectively, "CyrusOne", "we", "us", "our", and the "Company") is an owner, operator and developer of enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. As of March 31, 2021, all of the issued and outstanding operating partnership units of CyrusOne LP are owned, directly or indirectly, by the Company. Our customers operate in a number of industries, including information technology, financial services, energy, oil and gas, mining, medical, research and consulting services, and consumer goods and services. We currently operate 54 data centers, including one recovery center, located in the United States, United Kingdom, Germany, The Netherlands, The Republic of Ireland and Singapore.
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
Interim Unaudited Financial Information
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission ("SEC") on February 19, 2021. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.
Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our condensed consolidated financial statements as of March 31, 2021 and December 31, 2020, and for the three months ended March 31, 2021 and 2020. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2020. All amounts reflected are in millions except share and per share data.

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
Impairment Losses

When events or circumstances indicate that the carrying amount of a real estate investment may not be recoverable, we review the carrying value of the asset. When such impairment indicators exist, we review an estimate of the undiscounted future cash flows expected to result from the use of the real estate investment and proceeds from its eventual disposition and compare such amount to the carrying value of the real estate investment. If our undiscounted cash flows indicate that we are unable to recover the carrying value of the real estate investment, an impairment loss is recognized. An impairment loss is measured as the amount by which the real estate investment's carrying value exceeds its estimated fair value. We did not record any impairment losses for the three months ended March 31, 2021 or 2020. These fair values were based on unobservable inputs and the determination of fair value of real estate assets to be held for use is derived using the discounted cash flow method and involves a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate fair value. Such assumptions are Level 3 inputs and include, but are not limited to, projected vacancy rates, rental rates, property operating expenses and required capital expenditures. These factors require management's judgment of factors such as market knowledge, historical experience, lease terms, tenant financial strength, economy, demographics, environment, property location, age, physical condition and expected return requirements, among other things. The aforementioned factors are taken as a whole by management in the determination of fair value. See Fair Value Measurements below for further information on fair value.
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

Our equity investments are carried at cost because we do not exercise influence over the operating and financial decisions of the ventures and there is no readily determinable fair value and our investments are recorded at cost less impairment, if any. Dividends paid from operating profits are reported as a component of net income, while other dividends are reported as a return of capital.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Revenue Recognition

Our revenue consists of lease revenue and revenue from contracts with customers.

Lease Revenue:
Our leasing revenue primarily consists of colocation rent, metered power reimbursements and interconnection revenue and is accounted for under Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”). We generally are not entitled to reimbursements for rental expenses including real estate taxes, insurance or other common area operating expenses.
a. Colocation Rent Revenue
Colocation rent revenues, including interconnection revenue, are fixed minimum lease payments generally billed monthly in advance based on the contracted power or leased space. Some contracts may provide initial free rent periods and rents that escalate over the term of the contract. If rents escalate without the lessee gaining access to or control over additional leased power or space at the beginning of the lease term, the rental payments are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional power and or leased space, revenue is recognized in proportion to the additional power or space in the periods that the lessee has control over the use of the additional power or space. The excess of revenue recognized over amounts contractually due is recognized as a straight-line receivable, which is included in Rent and other receivables in our Condensed Consolidated Balance Sheets. Some of our leases are structured on a gross basis in which the customer pays a fixed amount for colocation space and power. The revenue for these types of leases is recorded in colocation rent revenue.
b. Metered Power Reimbursements Revenue
Some of our leases provide that the customer is separately billed for power based upon actual or estimated metered usage generally at rates then in effect. Metered power reimbursement revenue is variable lease payments generally billed one month in arrears, and an estimate of this revenue is accrued in the month that the associated power is provided and recorded in metered power reimbursements revenue.
Revenue from Contracts with Customers
Revenue from our managed services, equipment sales, installations and other services are recognized under ASC 606, Revenue from Contracts with Customers ("ASC 606").
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

Contract assets were $0.4 million as of both March 31, 2021 and December 31, 2020. Contract liabilities were not material as of both March 31, 2021 and December 31, 2020.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Rent and Other Receivables
Receivables consist principally of rent receivables including straight-line rent receivables. A general reserve may be recognized as an allowance for doubtful accounts when collectibility is not probable, after applying the overall collectibility constraint under ASC 842. Straight-line rent receivable, net was $171.6 million and $172.6 million at March 31, 2021 and December 31, 2020, respectively. The allowance for doubtful accounts is estimated based upon historic patterns of credit losses for aged receivables as well as specific provisions for certain identifiable, potentially uncollectible balances.
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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

In addition to the net investment hedges described above, we may issue debt in a currency that is not the same functional currency of the borrowing entity to hedge our international investments. We designate the debt and related accrued interest as a net investment hedge to offset the translation and economic exposures related to our international investments. If the debt and related accrued interest exceeds the designated amount of our international investment, the foreign currency remeasurement on the unhedged portion of the debt during the period is recognized in Foreign currency and derivative gains, net.

For cash flow hedges, such as interest rate swaps, we report the effective portion of the gain or loss as a component of other comprehensive income (loss) and reclassify it to the applicable line item in the Condensed Consolidated Statements of Operations, generally Interest expense, net over the corresponding period of the underlying hedged item. The ineffective portion of a derivative financial instrument’s change in fair value is recognized in earnings, generally Interest expense, net at the time the ineffectiveness occurred. To the extent the hedged debt related to our interest rate swaps and forwards is paid off early, we write off the remaining balance in Other comprehensive income (loss) and recognize the amount in Interest expense, net in the Condensed Consolidated Statements of Operations.

Undesignated Derivatives. Derivative instruments, such as cross-currency swaps, for which hedge accounting is not applied are recorded at fair value in Other assets and Other liabilities and gains and losses resulting from changes in the fair value are reported in Foreign currency and derivative gains, net in the Condensed Consolidated Statements of Operations.

In addition, we may choose to not designate our interest rate swap and forward contracts. If a swap or forward contract is not designated as a hedge, the changes in fair value of these instruments is immediately recognized in earnings in Interest expense, net in the Condensed Consolidated Statements of Operations.

3. Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

Reference Rate Reform

On March 12, 2020, the FASB issued Accounting Standard Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2021, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives in our financial statements consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Income Taxes

On January 1, 2021, we adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies various aspects related to the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The adoption did not have a significant impact on the Company.

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

New Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and amends the guidance for the derivatives scope exception for contracts in an entity's own equity. The ASU also amends and makes targeted improvements to the related earnings per share guidance. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The standard allows for either modified or full retrospective transition methods. The Company is currently evaluating this ASU to determine the impact it may have on its financial statements.

4. Revenue Recognition

Lease Revenue
Lease revenue primarily consists of colocation rent and metered power reimbursements from the lease of our data centers. Colocation leases may include all or portions of a data center, where customers may also lease office space to support their colocation operations. Revenue is primarily based on power usage as well as square footage. Customer lease arrangements customarily contain provisions that allow for renewal or continuation on a month-to-month arrangement, and certain leases contain early termination rights. We do not include any of these extension or termination options in a customer’s lease term for lease classification purposes or for recognizing lease revenue unless we are reasonably certain the customer will exercise these extension or termination options at lease commencement. At lease commencement, early termination is generally not deemed probable due to the significant economic penalty incurred by the lessee to exercise its early termination right and to relocate their equipment installed in our facilities. Generally, our customer lease arrangements do not provide any option to purchase and are classified as operating leases. We have substantial revenue primarily related to lease revenue from one customer that represented approximately 18% and 20% of our total revenue for the three months ended March 31, 2021 and 2020, respectively.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

At March 31, 2021, the future minimum lease payments to be received under non-cancellable operating leases, excluding month-to-month arrangements and metered power reimbursements are shown below (in millions):

As of March 31, 2021	Minimum Lease Payments
2021	$602.9
2022	692.4
2023	553.0
2024	429.9
2025	358.4
2026	277.0
Thereafter	710.0
Total	$3,623.6

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
Disaggregation of Revenue

For the three months ended March 31, 2021 and 2020 lease revenue disaggregated by primary revenue stream is as follows (in millions):

	Three Months Ended March 31,
Lease revenue	2021	2020
Colocation (Minimum lease payments)	$220.3	$204.0
Metered power reimbursements (Variable lease payments)	73.1	34.8
Total lease revenue	$293.4	$238.8

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

For the three months ended March 31, 2021 and 2020, revenue from contracts with customers disaggregated by primary revenue stream is as follows (in millions):

	Three Months Ended March 31,
Revenue from contracts with customers	2021	2020
Equipment sales and services	$0.5	$2.5
Other revenue	4.7	4.6
Total revenue from contracts with customers	$5.2	$7.1

Other revenue related to contracts with customers in the table above includes managed services and other services revenue of $4.0 million and $4.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

Total revenues from contracts with customers generated from operations outside of the United States were insignificant for the three months ended March 31, 2021 and $0.7 million for the three months ended March 31, 2020.

Accounts receivable associated with revenue from contracts with customers were $1.5 million and $2.3 million as of March 31, 2021 and December 31, 2020, respectively.

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

ASC 842 defines initial direct costs as only the incremental costs of signing a lease. Initial direct costs related to leasing that are not incremental are expensed as general and administrative expense in our Condensed Consolidated Statements of Operations. As a result of electing the package of practical expedients, initial direct costs incurred prior to January 1, 2019 (the effective date for ASC 842) have not been reassessed.

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

We operate five data center facilities and have a data center under development subject to finance leases. The remaining terms of our data center finance leases range from one to twenty years with options to extend the initial lease term on all but one lease. As a result of electing the package of practical expedients, data center finance leases are included in Buildings and improvements, Equipment and Finance lease liabilities in our Condensed Consolidated Balance Sheets. In addition, we lease 12 data centers and 3 offices supporting our sales and corporate activities under operating lease agreements. Our operating leases have remaining lease terms ranging from less than two years to twenty-four years and one ground lease in Houston has a lease term that expires in 2066.

The components of lease expense are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$5.2	$6.2
Finance lease cost:
Amortization of assets	0.5	0.4
Interest on lease liabilities	0.4	0.4
Total net lease cost	$6.1	$7.0

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Supplemental balance sheet information related to leases is as follows (in millions, except lease term and discount rate):

	March 31, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets	$239.7	$211.4
Operating lease liabilities	$277.9	$249.1
Finance leases:
Property and equipment, at cost	$34.9	$34.7
Accumulated amortization	(7.7)	(7.1)
Property and equipment, net	$27.2	$27.6
Finance lease liabilities	$28.6	$29.1

Weighted average remaining lease term (in years):
Operating leases	14.7	14.3
Finance leases(a)	18.3	18.2

Weighted average discount rate:
Operating leases	3.6%	3.7%
Finance leases(a)	4.6%	4.7%
(a) Excludes a 999-year ground lease in Dublin, The Republic of Ireland entered into during the third quarter of 2019. The Dublin property is under active development and the finance lease is included in Construction in progress, including land under development on the Condensed Consolidated Balance Sheets.

Supplemental cash flow and other information related to leases is as follows (in millions):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6.5	$5.6
Operating cash flows from finance leases	0.4	0.4
Financing cash flows from finance leases	0.7	0.7

Non-cash right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$33.2	$50.6

Maturities of lease liabilities were as follows as of March 31, 2021 (in millions):

	Operating Leases	Finance Leases
2021	$21.6	$3.1
2022	29.8	3.0
2023	25.8	2.0
2024	21.3	1.5
2025	19.7	1.5
2026	14.8	1.7
Thereafter	240.9	29.0
Total lease payments	$373.9	$41.8
Less: Imputed interest	(96.0)	(13.2)
Total lease obligations	$277.9	$28.6

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Maturities of lease liabilities were as follows as of December 31, 2020 (in millions):

	Operating Leases	Finance Leases
2021	$27.8	$4.2
2022	27.9	3.0
2023	23.9	2.0
2024	19.4	1.4
2025	17.8	1.5
Thereafter	221.6	30.5
Total lease payments	$338.4	$42.6
Less: Imputed interest	(89.3)	(13.5)
Total lease obligations	$249.1	$29.1

6. Investment in Real Estate

Leases of real estate

In February 2021, the Company entered into a 20-year lease comprising a 130,000 square feet building and commenced development of a 18 megawatt ("MW") data center in London, United Kingdom. We have three renewal options for 15 years each which were not reasonably certain at commencement and the lease was classified as an operating lease.

In March 2020, the Company entered into a 25-year lease comprising a 45,000 square feet building and commenced development of a 27 MW data center in Paris, France, which was preleased to a customer. We have one renewal option for 25 years which was not reasonably certain at commencement and the lease was classified as an operating lease.

Real estate related capital expenditures

Construction in progress was $1,053.3 million and $982.2 million, including land which was under active development of $4.8 million and $5.1 million as of March 31, 2021 and December 31, 2020, respectively.

For the three months ended March 31, 2021, our capital expenditures were $175.4 million, and substantially all of our investing activity related to our development activities. Our capital expenditures for the three months ended March 31, 2021 primarily related to the acquisition of land for future development and continued development in key markets, primarily in Dublin, Frankfurt, London, the New York Metro area, Northern Virginia, Paris, Phoenix and San Antonio.
For the three months ended March 31, 2020, our capital expenditures were $196.5 million, primarily related to continued development in key markets, primarily in Amsterdam, Austin, Dallas, Frankfurt, London, Northern Virginia, Phoenix and Raleigh-Durham.
There were no impairment losses recognized for the three months ended March 31, 2021 or 2020.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Real Estate Investments and Intangible Assets and Related Depreciation and Amortization

As of March 31, 2021 and December 31, 2020, major components of our real estate investments and intangibles and related accumulated depreciation and amortization are as follows (in millions):

As of:	March 31, 2021			December 31, 2020
	Cost	Accumulated Depreciation and Amortization	Net book value	Cost	Accumulated Depreciation and Amortization	Net book value
Investment in real estate
Building and improvements	$2,046.6	$(663.6)	$1,383.0	$2,035.2	$(639.4)	$1,395.8
Equipment	3,596.5	(1,203.9)	2,392.6	3,538.9	(1,128.5)	2,410.4

Intangible assets
Customer relationships	$247.1	$(165.9)	$81.2	$247.1	$(163.1)	$84.0
In-place leases	139.8	(79.4)	60.4	140.4	(74.6)	65.8
Other contractual	19.5	(11.9)	7.6	19.6	(11.6)	8.0
Total intangible assets	$406.4	$(257.2)	$149.2	$407.1	$(249.3)	$157.8

Depreciation and amortization are calculated using the straight-line method over the useful lives of the assets. The typical life of owned assets are as follows:

Buildings	30 years
Building improvements	30 years
Equipment	20 years

Leased real estate and leasehold improvements are depreciated over the shorter of the asset's useful life or the remaining lease term. Depreciation expense was $109.0 million and $94.9 million for the three months ended March 31, 2021 and 2020, respectively.

Other contract intangible assets include tradenames, favorable leasehold interests and above market leases. Amortization expense related to intangibles was $12.4 million and $13.2 million for the three months ended March 31, 2021 and 2020, respectively.

7. Equity Investments

The Company has the following equity investments where it has a noncontrolling interest in the investees (in millions).

		Equity Investments as of:
Investees	Equity Method	March 31, 2021	December 31, 2020
GDS, Class A share equivalent	Fair value	$—	$44.2
ODATA investments	Cost method	22.9	22.9
Equity investments		$22.9	$67.1

During January 2021, we disposed of our remaining investment of approximately 0.5 million GDS Holdings Limited ("GDS") American depositary shares ("ADSs") for net proceeds of approximately $46.6 million.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

The Company recognized Gains (losses) on marketable equity investment in GDS ADSs held and sold as follows:

	Three Months Ended March 31,
IN MILLIONS	2021	2020
Net gain on marketable equity investments	$2.4	$14.7
Less: Net gain recognized on marketable equity investments sold	2.4	—
Unrealized gain on marketable equity investments held	$—	$14.7

The gain on investment was recognized in the Condensed Consolidated Statements of Operations in Gain on marketable equity investment.

As of March 31, 2021 and December 31, 2020, the Company had a total investment of $22.9 million in four unconsolidated ventures in Brazil, Chile, Colombia and Mexico, with ODATA, a Brazilian headquartered company, specializing in providing colocation services to customers across multiple industries. In evaluating the appropriate accounting method for its ventures with ODATA, we considered our voting interests and ability to exercise significant influence over the operating and financial policies of each venture and concluded that the Company does not exercise significant influence and our investments are accounted for using the cost method. During the three months ended March 31, 2020, the Company made additional investments totaling $3.3 million in ODATA. The Company made no additional investments in ODATA during the three months ended March 31, 2021.

8. Other Assets

As of March 31, 2021 and December 31, 2020, the components of Other assets are as follows (in millions):

	March 31, 2021	December 31, 2020
Deferred leasing and other contract costs	$64.9	$62.4
Prepaid expenses	19.5	19.1
Non-real estate assets, net	12.0	13.8
Other assets	17.9	38.1
Total	$114.3	$133.4

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

9. Debt
As of March 31, 2021 and December 31, 2020, the components of Debt are as follows (unless otherwise noted, interest rate and maturity date information are as of March 31, 2021) (in millions):

	March 31, 2021	December 31, 2020	Interest Rate	Maturity Date
Amended Credit Agreement:
Revolving Credit Facility:				March 2024(b)
EUR Revolver	$351.8	$275.9	Monthly EURIBOR + 1.00%
GBP Revolver(a)	34.5	157.0	Monthly LIBOR + 1.00%
2023 Term Loan Facility(c)	100.0	100.0	Monthly LIBOR + 1.20%	March 2023
2025 Term Loan Facility	700.0	700.0	Monthly LIBOR + 1.20%	March 2025
2024 Notes, including bond discount of $0.6 million and $0.7 million, respectively	599.4	599.3	2.900%	November 2024
2029 Notes, including bond discount of $1.5 million and $1.6 million, respectively	598.5	598.4	3.450%	November 2029
2027 Notes, including bond discount of $0.7 million and $0.6 million, respectively(d)	585.7	612.6	1.450%	January 2027
2030 Notes, including bond discount of $4.6 million and $4.7 million, respectively	395.4	395.3	2.150%	November 2030
Deferred financing costs	(27.9)	(29.5)	—	—
Total	$3,337.4	$3,409.0
(a) - Monthly USD LIBOR and GBP LIBOR as of March 31, 2021 was 0.11% and 0.06%, respectively.
(b) - The Company has an option to exercise a one-year extension option, subject to certain conditions.
(c) - The Company has an option to exercise two 1-year extension options, subject to certain conditions.
(d) - The 2027 Notes represent €495.3 million, including bond discount of €0.7 million, of Euro bonds.

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
The current administrator of LIBOR will cease to publish one-month EUR LIBOR and GBP LIBOR after December 31, 2021, and USD LIBOR after June 30, 2023. There is a risk that the LIBOR transition could increase our interest and other costs relative to our outstanding subordinated debt. We may not be able to refinance those instruments on terms that reduce those costs to the level we would have expected if the administrator of LIBOR were to continue publishing indefinitely. Also, the transition from LIBOR could impact or change our hedge accounting practices.

We pay a facility fee calculated based on the aggregate revolving commitments. The facility fee rate varies based on ratings-based pricing levels, and is currently equal to 0.25% per annum of the aggregate revolving commitments. The facility fee was $0.7 million and $1.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively.
As of March 31, 2021, we had $100.0 million, $700.0 million and $386.3 million outstanding under the 2023 Term Loan Facility, the 2025 Term Loan Facility and the Revolving Credit Facility, respectively, and additional borrowing capacity under the Amended Credit Agreement was approximately $1.0 billion, net of $8.4 million of outstanding letters of credit.
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
US bonds

On September 21, 2020, the Issuers completed a public offering of $400.0 million aggregate principal amount of 2.150% senior notes due November 2030 (the "2030 Notes"). The Company received proceeds of $392.6 million, net of discount, underwriting costs and other deferred financing costs. The Company used the proceeds to repay $300.0 million of the outstanding indebtedness under the Operating Partnership's 2023 Term Loan Facility, to repay the then outstanding balance of $20.0 million on the US Revolver balance under the Revolving Credit Facility and the remainder for general corporate purposes. In connection with the repayment of outstanding indebtedness of the senior unsecured term loans due March 2023, the Company recognized a loss on early extinguishment of debt of $3.1 million in the three months ended September 30, 2020.

On December 5, 2019, the Issuers completed a public offering of $600.0 million aggregate principal amount of 2.900% senior notes due November 2024 (the "2024 Notes") and $600.0 million aggregate principal amount of 3.450% senior notes due November 2029 (the “2029 Notes”). The Company received proceeds of $1,197.4 million, net of discounts, underwriting costs and other deferred financing costs. The Company used the proceeds to finance the repurchase of all of its 5.000% senior notes due 2024 (the “Old 2024 Notes”) and all of its 5.375% senior notes due 2027 (together with the Old 2024 Notes, the "Existing Notes"), including the payment of consent payments, for the redemption and discharge of Existing Notes that remained outstanding after the completion of the tender offers and consent solicitations, for the payment of related premiums, fees, discounts and expenses and for general corporate purposes. In connection with the repurchase of the Existing Notes, the Company recognized a loss on early extinguishment of debt of $71.8 million in the three months ended December 31, 2019.

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
Financial debt covenants
Our debt agreements contain customary provisions with respect to events of default, affirmative and negative covenants and borrowing conditions. The most restrictive covenants are generally included in the Amended Credit Agreement. The Amended Credit Agreement requires us to maintain certain financial covenants including the following, in each case on a consolidated basis, a minimum fixed charge ratio, maximum total and secured leverage ratios, maximum net operating income to debt service ratio and a maximum ratio of unsecured indebtedness to unencumbered asset value. In order to continue to have access to amounts available under the Amended Credit Agreement, the Company must remain in compliance with all of that agreement's covenants. As of March 31, 2021, we are in compliance with the financial covenants of our debt agreements.

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
The fair value of Cash and cash equivalents, Rent and other receivables, Construction costs payable, Dividends payable and Accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these financial instruments. The carrying value, exclusive of deferred financing costs, for the revolving credit facilities and the floating rate term loans approximate estimated fair value as of March 31, 2021 and December 31, 2020, due to the floating rate nature of the interest rates and the stability of our credit ratings.
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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

The carrying value and fair value of other financial instruments are as follows (in millions):

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt:
Variable Rate Debt:
Revolving Credit Facility	$386.3	$386.3	$432.9	$432.9
2023 Term Loan Facility	100.0	100.0	100.0	100.0
2025 Term Loan Facility	700.0	700.0	700.0	700.0
Fixed Rate Debt:
2024 Notes - 2.900%(1)	599.4	634.8	599.3	640.7
2029 Notes - 3.450%(1)	598.5	623.0	598.4	644.1
2027 Notes - 1.450%(1)	585.7	591.0	612.6	619.9
2030 Notes - 2.150%(1)	395.4	370.1	395.3	388.6
Derivative Contracts:
Cross Currency Swaps Liability(2)	29.6	29.6	52.2	52.2
Interest Rate Swap Liability(2)	5.9	5.9	7.0	7.0
Interest Rate Swap Asset(2)	—	—	—	—
Equity Investments carried at Fair Value:
GDS equity investment(3)	—	—	44.2	44.2
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

The following table summarizes the Company's derivative positions as of March 31, 2021 and December 31, 2020, (in millions):

				March 31, 2021		December 31, 2020
	Maturity Date	Notional Amount	Hedged Risk	Asset	Liability	Asset	Liability
Designated derivatives
Cross Currency Swaps
EUR - USD	3/29/2023	$250.0	Net investment hedge	$—	$14.7	$—	$26.0
EUR - USD	3/29/2023	250.0	Net investment hedge	—	14.9	—	26.2

Interest Rate Swaps
USD Libor	3/29/2023	300.0	Interest rate hedge - Float to fixed	—	5.9	—	7.0

Total				$—	$35.5	$—	$59.2

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

As of March 31, 2021, the Company has two cross-currency EUR/USD contracts to sell $500.0 million and purchase €450.7 million maturing in March 2023 representing a fair value liability of $29.6 million reported in Other liabilities. As of December 31, 2020, our cross-currency swaps were a fair value liability of $52.2 million reported in Other liabilities.

For the three months ended March 31, 2021, the two cross-currency EUR/USD contracts were designated as net investment hedges and no gains or losses were recognized in Foreign currency and derivative gains, net in the Condensed Consolidated Statement of Operations and changes in the fair value of the cross-currency swaps were recognized in OCI. The Company recognized gains of $4.5 million for the three months ended March 31, 2020 on undesignated cross-currency contracts which were recognized in Foreign currency and derivative gains, net in the Condensed Consolidated Statements of Operations.

Interest Rate Swaps

On September 3, 2019, the Company entered into a floating-fixed interest rate swap agreement to convert $300.0 million of variable interest rate debt of the 2023 Term Loan Facility to 1.19% fixed rate debt to hedge the risk of changes in cash flows attributable to USD-LIBOR interest payments. On September 21, 2020, the Company paid down $300.0 million of term loans under the 2023 Term Loan Facility. The $300.0 million floating-fixed interest rate swap remains in place and continues to provide an effective hedge of the risk of changes in cash flows attributable to USD-LIBOR term loans through March 2023. For the three months ended March 31, 2021 and 2020, the Company recognized changes in fair value of the interest rate swap in OCI. As of March 31, 2021, the interest rate swap was a liability of $5.9 million reported in Other liabilities. As of December 31, 2020, the interest rate swap was a liability of $7.0 million reported in Other liabilities.

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

The following table presents the effect of our derivative financial instruments on our accompanying condensed consolidated financial statements (in millions):

	For the Three Months Ended March 31,
	2021	2020
Derivatives in Cash Flow Hedging Relationships
Cross-Currency and Interest Rate Swaps:
Amount of gain (loss) recognized in OCI for derivatives	$23.9	$(1.1)
Amount of gain (loss) reclassified from Accumulated OCI for derivatives (1)	$(0.8)	$0.4
(1) - Gains and (losses) are recognized in Interest expense, net.

During the next 12 months, we estimate that based on current prevailing interest rates that losses of approximately $3.2 million will be reclassified from "Accumulated OCI" to Net income.

11. Stockholders' Equity

During the second quarter of 2020, the Company entered into sales agreements pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate sales price of up to $750.0 million (the "2020 ATM Stock Offering Program"). The 2020 ATM Stock Offering Program replaced a prior program.

During the three months ended March 31, 2021, the Company settled forward agreements totaling 1.4 million common shares at an average price of $66.70 for proceeds of $95.3 million, net of expenses. The Company did not settle any forward agreements during the three months ended March 31, 2020. As of March 31, 2021, there was approximately $150.8 million under the 2020 ATM Stock Offering Program available for future offerings. At March 31, 2021, the Company had approximately 122.5 million shares of common stock outstanding.

Forward Sales

The Company currently expects to fully physically settle the remaining forward equity sale agreements by November 2021 and receive cash proceeds upon one or more settlement dates at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreements, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreements multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread and (ii) scheduled dividends during the terms of the agreements.
The following table represents a summary of forward sale of equity of our common stock for the three months ended March 31, 2021 (in millions):

Offering Program	Forward Shares Sold/(Settled)	Net Proceeds Received	Remaining Proceeds Available(1)
Total at December 31, 2020	6.8	$—	$484.7
First quarter Forward adjustments	—	—	(4.3)
May 26, 2020 Forward Offering settlement	(1.4)	95.3	(95.3)
Total at March 31, 2021	5.4	$95.3	$385.1

(1) As of March 31, 2021, the total estimated proceeds, net of adjustments for (i) a floating interest rate factor equal to a specified daily rate less a spread and (ii) scheduled dividends adjustments is $385.1 million subject to further adjustment when the forward offerings are settled as described above.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Dividends

During the three months ended March 31, 2021 and 2020, regular dividends were paid to our stockholders of $0.51 and $0.50 per common share, respectively, totaling $63.0 million and $58.4 million, respectively. On April 28, 2021, the Company announced a cash dividend of $0.51 per common share payable on July 9, 2021, to stockholders of record at the close of business on June 25, 2021.

12. Stock-Based Compensation
Stock Plans

The board of directors of CyrusOne Inc. adopted the 2012 Long-Term Incentive Plan ("LTIP"), prior to the IPO, which was amended and restated on May 2, 2016 and February 18, 2019. The LTIP is administered by the compensation committee of the board of directors. Awards issuable under the LTIP plan include common stock, restricted stock, restricted stock units, stock options, LTIP Units and other incentive awards. CyrusOne Inc. has reserved a total of 8.9 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. The related stock compensation expense incurred by CyrusOne Inc. is allocated to the operating partnership. Shares available under the LTIP as of March 31, 2021 were approximately 4.0 million. Shares vest according to each agreement and as long as the employee remains employed with the Company. The Company has granted awards with time-based vesting and market-based vesting features.

The company began awarding LTIP Units as grants in February 2021. Pursuant to the LTIP plan, the Company may grant partnership common units in CyrusOne LP called LTIP Units. Vested LTIP Units may be redeemed by the Company in cash or CyrusOne common stock, at the discretion of the Company, on a one-for-one basis with common shares, subject to certain restrictions of the Second Amendment to the Amended and Restated Agreement of Limited Partnership of CyrusOne LP. Time-based LTIP Units receive distributions equally along with common shares. Market-based LTIP Units receive distribution equally along with common shares, however payments are deferred if and until vesting has lapsed, subject to de minimis distributions for federal tax purposes.

Restricted stock, restricted stock units and LTIP Units are issued as either time-based where the award vests over the service period of the grant or market-based where the fair value at the time of the award is recognized as expense over the service period. Vesting of market-based awards, if any, is based on achieving certain financial targets, currently based on total stockholder return ("TSR"). The restricted stock units have the right to receive dividend equivalents in cash and holders of restricted stock have the right to receive dividends. The market-based awards accrue dividends equivalents that are payable in cash upon the vesting, if any, of the awards.

Compensation expense is measured based on the estimated grant-date fair value. Expense for time-based grants is recognized under a straight-line method. For market-based grants, expense is recognized under a graded expense attribution method.

Total stock-based compensation expense was $4.4 million and $3.7 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

The following tables summarize the unvested restricted stock, restricted stock units, stock options and LTIP Units activity and the weighted average fair value of these shares at the date of grant for the three months ended March 31, 2021 and 2020 (market-based awards are reflected at the target amount of the grant):

Restricted Stock ("RS")

	2021		2020
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding January 1,	118,233	$74.12	16,681	$52.46
Granted	75,679	73.92	—	—
Exercised	(6,463)	75.43	(16,681)	52.46
Forfeited	—	—	—	—
Outstanding March 31,	187,449	$74.49	—	$—

Time-based RS outstanding	177,274	$95.28	—	$—
Market-based RS outstanding	12,285	$70.55	—	$—

Restricted Stock Units ("RSUs")

	2021		2020
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	484,890	$66.66	646,619	$54.34
Granted	18,387	69.52	183,175	78.80
TSR and other adjustments(a)	106,628	92.67	164,071	115.23
Exercised	(366,135)	61.47	(286,753)	85.47
Forfeited	(2,292)	60.69	(81,925)	48.39
Outstanding March 31,	241,478	$86.43	625,187	$59.23

Time-based RSUs outstanding	141,812	$62.35	303,915	$59.65
Market-based RSUs outstanding	99,666	$120.18	321,272	$58.83
(a) TSR adjustments represent the incremental shares earned for the TSR performance metric exceeding target and resulting in 200% payout for the 2018 LTIP Performance Awards.

Stock Options

	2021		2020
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding January 1,	97,801	$30.87	375,086	$31.64
Granted	—	—	—	—
Exercised	(550)	23.58	(3,677)	32.96
Forfeited	—	—	—	—
Outstanding March 31,	97,251	$30.91	371,409	$31.63

Time-based stock options outstanding	80,871	$32.40	320,528	$32.91
Market-based stock options outstanding	12,336	$23.58	40,066	$23.58
Performance-based stock options outstanding	4,044	$23.58	10,815	$23.58

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

LTIP Units

	2021		2020
	LTIP Units	Weighted Average Grant Date Fair Value	LTIP Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	—	$—	—	$—
Granted	143,357	83.53	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding March 31,	143,357	$83.53	—	$—

Time-based LTIP Units outstanding	54,244	$64.52	—	$—
Market-based LTIP Units outstanding	89,113	$95.10	—	$—

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
The following table reflects the computation of basic and diluted Net income per share for the three months ended March 31, 2021 and 2020:

IN MILLIONS, except per share amounts
	Three Months Ended March 31,
	2021		2020
	Basic	Diluted	Basic	Diluted
Numerator:
Net income	$18.2	$18.2	$14.7	$14.7
Less: Restricted stock dividends	(0.2)	(0.2)	(0.2)	(0.2)
Net income available to stockholders	$18.0	$18.0	$14.5	$14.5
Denominator:
Weighted average common outstanding - basic	120.4	120.4	114.9	114.9
Performance-based restricted stock and units		0.1		0.2
Weighted average shares outstanding - diluted		120.5		115.1
EPS:
Net income per share - basic	$0.15		$0.13
Effect of dilutive shares:
Net income per share - diluted		$0.15		$0.13

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

Standby Letters of Credit

As of March 31, 2021, the Company had outstanding letters of credit of $8.4 million as security for obligations under the terms of its lessee agreements.

Performance Guarantees

Customer contracts generally require specified levels of performance related to uninterrupted service and cooling temperatures and delivery of data center spaces at specified dates. If these performance standards are not met, the Company could be obligated to issue billing credits to the customer. Management assesses the probability that a performance standard will not be achieved. We recognized contingent losses of $0.4 million for performance guarantees for the three months ended March 31, 2021. No contingent losses were incurred for performance guarantees for the three months ended March 31, 2020.

Purchase Commitments

The Company has entered into non-cancellable contracted commitments for construction of data center facilities and acquisition of equipment. As of March 31, 2021, these commitments were approximately $202.3 million and are expected to be incurred over the next one to two years. In addition, the Company has entered into equipment and electricity power contracts, which require minimum purchase commitments for power. These agreements range from one to two years and provide for payments for early termination or require minimum payments for the remaining term. As of March 31, 2021, the minimum commitments for these arrangements were approximately $57.9 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) the potential widespread and highly uncertain impact of public health outbreaks, epidemics and pandemics, such as the COVID-19 pandemic; (ii) loss of key customers; (iii) indemnification and liability provisions as well as service level commitments in our contracts with customers imposing significant costs on us in the event of losses; (iv) economic downturn, natural disaster or oversupply of data centers in the limited geographic areas that we serve; (v) risks related to the development of our properties including, without limitation, obtaining applicable permits, power and connectivity and our ability to successfully lease those properties; (vi) weakening in the fundamentals for data center real estate, including but not limited to, increased competition, falling market rents, decreases in or slowed growth of global data, e-commerce and demand for outsourcing of data storage and cloud-based applications; (vii) loss of access to key third-party service providers and suppliers; (viii) risks of loss of power or cooling which may interrupt our services to our customers; (ix) inability to identify and complete acquisitions and operate acquired properties; (x) our failure to obtain necessary outside financing on favorable terms, or at all; (xi) restrictions in the instruments governing our indebtedness; (xii) risks related to environmental, social and governance matters; (xiii) unknown or contingent liabilities related to our acquisitions; (xiv) significant competition in our industry; (xv) recent turnover, or the further loss of, any of our key personnel; (xvi) risks associated with real estate assets and the industry; (xvii) failure to maintain our status as a REIT (as defined below) or to comply with the highly technical and complex REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"); (xviii) REIT distribution requirements could adversely affect our ability to execute our business plan; (xix) insufficient cash available for distribution to stockholders; (xx) future offerings of debt may adversely affect the market price of our common stock; (xxi) increases in market interest rates will increase our borrowing costs and may drive potential investors to seek higher dividend yields and reduce demand for our common stock; (xxii) market price and volume of stock could be volatile; (xxiii) risks related to regulatory changes impacting our customers and demand for colocation space in particular geographies; (xxiv) our international activities, including those conducted as a result of land acquisitions and with respect to leased land and buildings, are subject to special risks different from those faced by us in the United States; (xxv) the continuing uncertainty about the future relationship between the United Kingdom and the European Union following the United Kingdom’s withdrawal from the European Union; (xxvi) expanded and widened price increases in certain selective materials for data center development capital expenditures due to international trade negotiations; (xxvii) a failure to comply with anti-corruption laws and regulations; (xxviii) legislative or other actions relating to taxes; (xxix) any significant security breach or cyber-attack on us or our key partners or customers; (xxx) the ongoing trade conflict between the United States and the People's Republic of China; (xxxi) increased operating costs and capital expenditures at our facilities, including those resulting from higher utilization by our customers, general market conditions and inflation, exceeding revenue growth; and (xxxii) other factors affecting the real estate and technology industries generally.
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020, and our other filings with the United States Securities and Exchange Commission (“SEC”). Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We disclaim any obligation other than as required by law to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors or for new information, data or methods, future events or other changes.

Overview
Our Company. We are a fully integrated, self-managed data center real estate investment trust ("REIT") that owns, operates and develops enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Our data centers are generally purpose-built facilities with redundant power and cooling. They are not network specific and enable customer connectivity to a range of telecommunication carriers. We provide mission-critical data center real estate assets that protect and ensure the continued operation of information technology ("IT") infrastructure for approximately 1,000 customers in 54 data centers, including one data recovery center, in 16 markets (11 cities in the U.S.; London, U.K.; Singapore; Frankfurt, Germany; Amsterdam, The Netherlands and Dublin, The Republic of Ireland).
We continue to monitor the global outbreak of the novel coronavirus (COVID-19) and to take steps to mitigate the potential risks to us posed by the pandemic. We provide a critical service to our customers and are considered an essential business by most governments, and our employees are continuing to operate our data centers. To date, our data center portfolio remains fully operational and we have experienced minimal disruptions in our business, including construction projects. Currently, our supply chain remains fully functional, with redundancy of supply for key operational and construction-related products. We have not been notified by customers of any significant delays in expected implementation timelines. We have taken precautions with regard to employees and facility hygiene, imposed travel restrictions on employees and transitioned employees to work from home when that is possible. We have also implemented additional protocols such as social distancing and limiting the number of people at our facilities to protect those required to work on-site at our facilities including employees, customers and vendors and suppliers. Also we have not experienced any significant delays in the collection of revenue and customers requesting relief or other rent concessions have not been significant in number or amount as of this filing. However, the recent increases in COVID-19 cases in the U.S. demonstrate the effects of the pandemic continue to evolve rapidly. While the impact on our business has not been significant to date and vaccines continue to be distributed, the length and severity of the effects of the pandemic remain uncertain and unpredictable and could be materially adverse to our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock. We will continue to monitor developments that impact our business and respond as we believe is warranted.
Our Portfolio
Our 54 data centers, including one recovery center, total 8.1 million Gross Square Feet ("GSF"), of which 82% of the Colocation Square Feet ("CSF") is leased and has 888 megawatts ("MW") of power capacity. This includes 12 buildings where we lease such facilities comprising approximately 11% of our total GSF as of March 31, 2021. Also included in our total GSF, CSF and MW are pre-stabilized assets (which include data halls that have been in service for less than 24 months or are less than 85% leased) with approximately 467,168 GSF and 36% of the CSF is leased with capacity of 46 MW of power.
In addition, we have properties under development comprising approximately 0.9 million GSF and 100 MW of power capacity. The estimated remaining total costs to develop these properties is projected to be between $371.0 million and $463.0 million. The final costs to develop are likely to change depending on several factors including the customer capital improvements required based on the future lease contracts executed on such properties. We also have 490 acres of land available for future data center development.
Operational Overview

The following discussion provides an overview of our capital and financing activity, operations and transactions for the three months ended March 31, 2021 and should be read in conjunction with the full discussion of our operating results, liquidity and capital resources included in this Form 10-Q, as well as the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ending December 31, 2020.

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

Fundamental secular trends for data center real estate have remained strong, including the exponential growth in global data, the growth of e-commerce and demand for outsourcing of data storage and cloud-based applications. Large cloud-based demand, in particular, is strong in the U.S. and Europe. The favorable trends have attracted new capital funding for multiple data center platforms, including both public and private companies, leading to significant increases in supply in most major markets in which we operate. While demand remains robust, the supply outlook has led to pricing pressure in some markets, particularly with large hyperscale customers that are driving an increase in demand, which we expect to continue in 2021. The COVID-19 pandemic continues to create uncertainty surrounding general economic growth in the U.S. and Europe in 2021. More generally, in response to the pandemic, government economic support to businesses and individuals impacted by the pandemic may not continue or be effective at alleviating the abrupt economic deterioration experienced to date, and both the short-term and long-term impact of these actions on economic growth remains uncertain. As a result, the impact of the current state of the economies where we do business on our company is unknown.

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

While the debt capital markets continue to provide liquidity, many lenders are tightening their credit standards and cautiously allocating capital; however with our access to the investment grade debt capital markets, we completed several senior debt issuances and amended our credit facility in 2020 at favorable terms to extend our near-term maturities and reduce our overall borrowing rates. We are committed to maintaining our investment grade ratings and have a strong balance sheet. We anticipate having sufficient liquidity to fund our capital and operating expenses, including costs to maintain our properties and distributions, though we may finance investments, including developments and acquisition, with the issuance of new shares of our common stock, proceeds from asset sales or through additional borrowings. Please see "Financial Condition, Liquidity and Capital Resources" for additional discussion.
Inflation
The U.S. and European economies where we operate have experienced low inflation over the last several years, as a result, inflation has not had a significant impact on our business. Forecasted inflation in the U.S. and Europe, however, indicates increases in prices which may impact our costs to construct, build and operate our data centers. Our customer leases generally do not provide for annual increases in rent based on inflation. As a result, we bear the risk of increases in the costs of operating and maintaining our data center facilities. Most of our leases have rent escalators, typically ranging from 1-3% per annum; in addition most of our leases are structured to pass-through the cost of sub-metered utilities. In the future, we expect more of our leases to be structured to pass-through utility costs. In addition, approximately 72% of our leases, based on annualized rent, expire within six years which enables us to replace existing leases with new leases at then existing market rates.

Summary of Significant Transactions and Activities for the Three Months Ended March 31, 2021 and 2020

Real Estate Acquisitions, Development and Other Activities

In February 2021, the Company entered into a 20-year lease comprising a 130,000 square feet building and commenced development of a 18 MW data center in London, United Kingdom.

In March 2020, the Company entered into a 25-year lease comprising a 45,000 square feet building and commenced development of a 27 MW data center in Paris, France which was preleased to a customer.

During the three months ended March 31, 2021, cash capital expenditures were $175.4 million, of which $172.8 million related to the development and construction of data centers. We continue to make a significant investment to build and develop data centers which will require additional capital investment. The expansion and development of additional power capacity and building square feet contributed to our increase for the three months ended March 31, 2021 as compared to the same period in 2020.

Capital and Financing Activity

Financing Activity

As of March 31, 2021, we had $1,186.3 million outstanding under the Amended Credit Agreement (as defined below) and $2,179.0 million of senior notes. For more information, see Note 9, Debt.

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
On January 22, 2020, CyrusOne LP and CyrusOne Finance Corp. closed an offering of €500.0 million aggregate principal amount of 1.450% senior notes due January 2027 (the “2027 Notes”).

Capital Activity

During the second quarter of 2020, the Company entered into sales agreements pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate sales price of up to $750.0 million (the "2020 ATM Stock Offering Program"). The 2020 ATM Stock Offering Program replaced a prior program.

The Company currently expects to fully physically settle the remaining forward equity sale agreements by November 2021 and receive cash proceeds upon one or more settlement dates at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreements, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreements multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread and (ii) scheduled dividends during the terms of the agreements.
As of March 31, 2021, there was $150.8 million under the 2020 ATM Stock Offering Program available for future offerings.

Concentration of Revenue

We define our annualized backlog as the twelve-month recurring revenue (calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”)) for executed lease contracts achieved upon full occupancy which have not commenced as of the end of a period. Our backlog as of March 31, 2021 and December 31, 2020 was approximately $113.3 million and $101.0 million, respectively. During the three months ended March 31, 2021, one customer represented 18% of our revenue. We expect 29% of our backlog lease contracts to commence in the second quarter of 2021, 32% in the second half of 2021 and 39% in 2022 and thereafter. Because GAAP revenue for any period is generally a function of straight-line revenue recognized from lease contracts in existence at the beginning of a period, as well as lease contract renewals and new customer lease contracts commencing during the period, backlog as of any period is not necessarily indicative of near-term performance. Our definition of backlog may differ from other companies in our industry.

Results of Operations
Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020:

IN MILLIONS, except share and per share data
	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenue:
Colocation rent	$220.3	$204.0	$16.3	8.0%
Metered power reimbursements	73.1	34.8	38.3	110.1%
Equipment sales	0.5	2.5	(2.0)	(80.0)%
Other revenue	4.7	4.6	0.1	2.2%
Total revenue	298.6	245.9	52.7	21.4%

Operating expenses:
Property operating expenses	135.8	92.6	43.2	46.7%
Sales and marketing	3.8	4.7	(0.9)	(19.1)%
General and administrative	23.0	26.9	(3.9)	(14.5)%
Depreciation and amortization	121.4	108.1	13.3	12.3%
Transaction, acquisition, integration and other related expenses	0.1	0.5	(0.4)	(80.0)%
Impairment losses and loss (gain) on asset disposals	0.5	(0.1)	0.6	n/m
Total operating expenses	284.6	232.7	51.9	22.3%
Operating income	14.0	13.2	0.8	6.1%
Interest expense, net	(15.1)	(16.0)	0.9	(5.6)%
Gain on marketable equity investment	2.4	14.7	(12.3)	(83.7)%
Loss on early extinguishment of debt	—	(3.4)	3.4	(100.0)%
Foreign currency and derivative gains, net	15.4	5.1	10.3	n/m
Other expense	(0.1)	(0.1)	—	n/m
Net income before income taxes	16.6	13.5	3.1	23.0%
Income tax benefit	1.6	1.2	0.4	n/m
Net income	$18.2	$14.7	$3.5	23.8%
Operating gross margin	4.7%	5.4%		(13.0)%
Capital expenditures:(1)
Investment in real estate	$172.8	$193.0	$(20.2)	(10.5)%
Recurring capital expenditures	2.6	3.5	(0.9)	(25.7)%
Total	$175.4	$196.5	$(21.1)	(10.7)%
Metrics information:
CSF(2)	4,743,131	4,214,958	528,173	12.5%
Leased rate(3)	82%	86%	(4)%	(4.7)%
(1) Expenditures that expand, improve or extend the life of real estate and non-real estate property are capital expenditures. Management views its capital expenditures as comprised of acquisitions of real estate, development of real estate, recurring capital expenditures and all other non-real estate capital expenditures. Purchases of land or buildings from third parties represent acquisitions of real estate. Capital spending that expands or improves our data centers is deemed development of real estate. Replacements of data center equipment are considered recurring capital expenditures. Purchases of software, computer equipment and furniture and fixtures are included in non-real estate capital expenditures.
(2) CSF represents the GSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.
(3) Leased rate is calculated by dividing CSF under signed leases for colocation space (whether or not the lease has commenced billing) by total CSF.

The three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Operations
As of March 31, 2021, we had approximately 1,000 customers, many of which have leases at multiple locations. Our recurring revenues consist of rental revenue for colocation space and metered power reimbursements based upon customers with leases, and our nonrecurring revenues consist of equipment sales and installation services based on contracts with customers. We provide customers with data center services pursuant to leases with initial terms ranging from three to ten years. As of March 31, 2021, the weighted average remaining term was 3.9 years based upon annualized rent. Lease expirations through 2023, excluding month-to-month leases, represent 31% of our total GSF, or 45% of our aggregate annualized rent as of March 31, 2021. At the end of the lease term, customers may allow the contract to expire, sign a new lease or automatically renew pursuant to the terms of their lease. The automatic renewal period could be for varying lengths, depending on the terms of the contract, such as, for the original lease term, one year or month-to-month. As of March 31, 2021, 1% of our GSF was subject to month-to-month leases.

Revenue

For the three months ended March 31, 2021, revenue was $298.6 million, an increase of $52.7 million, or 21.4% compared to $245.9 million for the three months ended March 31, 2020. Fluctuations in revenue are dependent upon our ability to maintain our existing revenue base, sell new capacity, and maintain or increase rental rates at our properties. Recurring rent churn percentage of 1.8% for the three months ended March 31, 2021 increased by 0.8% as compared to the 1.0% for the three months ended March 31, 2020. The Company calculates recurring rent churn percentage as any reduction in recurring rent due to customer terminations, service reductions or net pricing decreases as a percentage of rent at the beginning of the period, excluding any impact from metered power reimbursements or other usage-based billing.

CSF increased 13% at March 31, 2021 as compared to March 31, 2020. Leased CSF as of March 31, 2021 and 2020 was 82% and 86%, respectively. CSF Occupied as of March 31, 2021 and 2020 was 80% and 85%, respectively.

The revenue increase of $52.7 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 is primarily due to the following:
•$38.3 million increase in metered power reimbursements primarily due to a $27.7 million increase from Winter Storm Uri in Texas and $10.6 million due to new leasing and higher usage;
•$16.4 million increase in colocation rent and other revenue, primarily due to a $24.5 million increase for new leasing, $1.1 million increase in interconnection revenue and $0.4 million of higher termination fees primarily in the U.S. markets, partially offset by $9.6 million of rent churn related to expired leases; partially offset by
•$2.0 million decrease in equipment sales and associated installation services with one significant customer during the three months ended March 31, 2020.

Operating Expenses

Property operating expenses

For the three months ended March 31, 2021, Property operating expenses were $135.8 million, an increase of $43.2 million, or 46.7%, compared to $92.6 million for the three months ended March 31, 2020, primarily due to the following:
•$44.0 million increase in property operating expenses primarily due to increases in electricity primarily due to a $31.5 million increase in expense related to Winter Storm Uri in Texas, expansion and newly developed properties placed in service; and
•$1.0 million increase in personnel costs associated with operating our data centers; partially offset by
•$1.8 million decrease in equipment cost of sales due to lower equipment sales volume during the current quarter.

Sales and marketing expenses

For the three months ended March 31, 2021, Sales and marketing expenses were $3.8 million, a decrease of $0.9 million, or 19.1%, compared to $4.7 million for the three months ended March 31, 2020, primarily due to lower personnel costs as a result of changes in the organization structure and lower travel expenses as company travel was restricted since March 2020 as a result of the pandemic.

General and administrative expenses

For the three months ended March 31, 2021, General and administrative expenses were $23.0 million, a decrease of $3.9 million, or 14.5%, compared to $26.9 million for the three months ending March 31, 2020, primarily due to the following:
•$7.4 million decrease in personnel costs including severance due to the departure of our Chief Executive Officer in the prior year quarter and a general reduction in force; and
•$0.3 million decrease in other general and administrative expenses; partially offset by
•$3.2 million increase in legal and professional fees primarily due to increased costs related to customer negotiations, legal and tax planning, contract services and other professional fees; and
•$0.6 million increase in information systems license support and maintenance costs.

Depreciation and amortization expense

For the three months ended March 31, 2021, Depreciation and amortization expense was $121.4 million, an increase of $13.3 million, or 12.3%, compared to $108.1 million for the three months ending March 31, 2020. This increase was primarily driven by asset additions that were placed in service after the first quarter of 2020. Since March 31, 2020, approximately $747.2 million of new data center assets have been placed in service. Depreciation and amortization expense is expected to increase in future periods as we complete the development of properties and installation of equipment and facilities to support our operations.

Non-Operating Income and Expenses

Interest expense, net

For the three months ended March 31, 2021, Interest expense, net was $15.1 million, a decrease of $0.9 million, or 6%, as compared to $16.0 million for the three months ending March 31, 2020, primarily due to lower borrowing costs associated with refinancing of our credit agreement in March 2020 and:
•$5.1 million decrease due to the repayment of a portion of the Amended Credit Agreement, partially offset by a $395.6 million increase in average debt outstanding; partially offset by
•$3.1 million increase related to cash settlements on hedging instruments;
•$1.0 million increase due to lower capitalized interest as a result of the Company's lower overall average interest rate; and
•$0.1 million increase related to a decline in interest income.

We anticipate drawing on our Revolving Credit Facility to fund, in part, our capital requirements for investments in data centers and other capital expenditures, accordingly, we anticipate our interest expense to increase in future periods.

Gain on marketable equity investment

For the three months ended March 31, 2021, the Gain on our marketable equity investment in GDS Holdings Limited ("GDS") was $2.4 million, a decrease of $12.3 million, compared to $14.7 million for the three months ended March 31, 2020. The decrease was primarily the result of our disposition of our remaining investment in GDS. See Note 7, Equity Investments, for information related to our accounting for our equity investment in GDS.

Loss on early extinguishment of debt

In March 2020, the Company entered into an amendment to its credit agreement resulting in a Loss on early extinguishment of debt of $3.4 million primarily due to the expensing of deferred financing costs related to the repayment of the $3.0 Billion Credit Facility.

Foreign currency and derivative gains, net

For the three months ended March 31, 2021, Foreign currency and derivative gains, net were $15.4 million as a result of the translation adjustment on our undesignated EURO denominated borrowings. For the three months ended March 31, 2020, Foreign currency and derivative gains, net were $5.1 million which was primarily the result of gains from the settlement of our Euro/USD cross-currency swap that were not designated as hedges and changes in the fair value were immediately recognized in earnings.

Significant Balance Sheet Fluctuations

The table below relates to significant fluctuations in certain line items of our Condensed Consolidated Balance Sheets from December 31, 2020 to March 31, 2021 (in millions):

	March 31, 2021	December 31, 2020	Difference
Total investment in real estate, net	$5,298.5	$5,265.5	$33.0
Equity investments	22.9	67.1	(44.2)
Revolving Credit Facility	386.3	432.9	(46.6)
Additional paid in capital	3,628.6	3,537.3	91.3

The increase in Total investment in real estate, net was primarily due to the continued development of data centers in Dublin, Frankfurt, London, the New York Metro area, Northern Virginia, Paris, Phoenix and San Antonio, less depreciation expense of $109.0 million. Land purchases for future development were made in Frankfurt, Germany.

The decrease in Equity investments was primarily due to the disposition of our investment in GDS in January 2021.

The decrease in borrowing under the Revolving Credit Facility was primarily due to the proceeds from the settlement of the forward sales agreement used to pay down borrowings on the GBP Revolver under the Revolving Credit Facility, partially offset by increased borrowings under the EUR Revolver.

The increase in Additional paid in capital was primarily due to proceeds from the forward sales of the Company's common stock pursuant to the 2020 ATM Stock Offering Program.

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

We calculate FFO as Net income computed in accordance with GAAP before Real estate depreciation and amortization and Impairment losses and loss (gain) on asset disposals. While it is consistent with the definition of FFO promulgated by the National Association of Real Estate Investment Trusts ("NAREIT"), our computation of FFO may differ from the methodology for calculating FFO used by other REITs. Accordingly, our FFO may not be comparable to others.

We calculate Normalized FFO as FFO adjusted for Loss on early extinguishment of debt; Gain on marketable equity investment; Foreign currency and derivative gains, net; Amortization of tradenames; Transaction, acquisition, integration and other related expenses; Cash severance and management transition costs; Severance-related stock compensation costs; and Legal claim costs. We believe our Normalized FFO calculation provides a comparable measure between different periods. Other REITs may not calculate Normalized FFO in the same manner, accordingly, our Normalized FFO may not be comparable to others.

In addition, because FFO and Normalized FFO exclude Real estate depreciation and amortization, and capture neither the changes in the value of our properties that result from use or from market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations, the utility of FFO and Normalized FFO as measures of our performance is limited. Therefore, FFO and Normalized FFO should be considered only as supplements to Net income presented in accordance with GAAP as measures of our performance. FFO and Normalized FFO should not be used as measures of our liquidity or as indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. FFO and Normalized FFO also should not be used as supplements to or substitutes for cash flow from operating activities computed in accordance with GAAP.

The following table reflects the reconciliation of GAAP net income to FFO and Normalized FFO for the three months ended March 31, 2021 and 2020 (amounts in millions):

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
Net income	$18.2	$14.7	$3.5	23.8%
Real estate depreciation and amortization	119.0	105.8	13.2	12.5%
Impairment losses and loss (gain) on asset disposals	0.5	(0.1)	0.6	n/m
Funds from Operations ("FFO") - NAREIT defined	$137.7	$120.4	$17.3	14.4%
Loss on early extinguishment of debt	—	3.4	(3.4)	(100.0)%
Gain on marketable equity investment	(2.4)	(14.7)	12.3	(83.7)%
Foreign currency and derivative gains, net	(15.4)	(5.1)	(10.3)	n/m
Amortization of tradenames	0.3	0.3	—	n/m
Transaction, acquisition, integration and other related expenses	0.1	0.5	(0.4)	(80.0)%
Cash severance and management transition costs	(0.1)	6.8	(6.9)	(101.5)%
Severance-related stock compensation costs	—	0.1	(0.1)	(100.0)%
Legal claim costs	—	0.1	(0.1)	(100.0)%
Normalized Funds from Operations ("Normalized FFO")	$120.2	$111.8	$8.4	7.5%
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

We calculate NOI as Net income, adjusted for Sales and marketing expenses, General and administrative expenses, Depreciation and amortization expenses, Transaction, acquisition, integration and other related expenses, Interest expense, net, Gain on marketable equity investment, Loss on early extinguishment of debt, Impairment losses and loss (gain) on asset disposals, Foreign currency and derivative gains, net, Other expense, and Income tax benefit. Amortization of deferred leasing costs is presented in Depreciation and amortization expenses, which is excluded from NOI. Sales and marketing expenses are not property-specific, rather these expenses support our entire portfolio. As a result, we have excluded these Sales and marketing expenses from our NOI calculation, consistent with the treatment of General and administrative expenses, which also support our entire portfolio. Because the calculation of NOI excludes various expenses, the utility of NOI as a measure of our performance is limited. Other REITs may not calculate NOI in the same manner. Accordingly, our NOI may not be comparable to others. Therefore, NOI should be considered only as a supplement to Net income presented in accordance with GAAP as a measure of our performance. NOI should not be used as a measure of our liquidity or as indicative of funds available to fund our cash needs, including our ability to pay dividends and make distributions. NOI also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

The following table reflects the reconciliation of Net income to NOI for the three months ended March 31, 2021 and 2020 (amounts in millions):

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
Net income	$18.2	$14.7	$3.5	23.8%
Sales and marketing expenses	3.8	4.7	(0.9)	(19.1)%
General and administrative expenses	23.0	26.9	(3.9)	(14.5)%
Depreciation and amortization expenses	121.4	108.1	13.3	12.3%
Transaction, acquisition, integration and other related expenses	0.1	0.5	(0.4)	(80.0)%
Interest expense, net	15.1	16.0	(0.9)	(5.6)%
Gain on marketable equity investment	(2.4)	(14.7)	12.3	(83.7)%
Loss on early extinguishment of debt	—	3.4	(3.4)	(100.0)%
Impairment losses and loss (gain) on asset disposals	0.5	(0.1)	0.6	n/m
Foreign currency and derivative gains, net	(15.4)	(5.1)	(10.3)	n/m
Other expense	0.1	0.1	—	n/m
Income tax benefit	(1.6)	(1.2)	(0.4)	33.3%
Net Operating Income	$162.8	$153.3	$9.5	6.2%

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
Short-term Liquidity

The effects of the COVID-19 pandemic continue to evolve rapidly. While the impact of COVID-19 on certain operating and administrative costs for the three months ended March 31, 2021 was not material, we have incurred additional general and administrative and maintenance costs to operate our data centers and offices. We expect these costs will continue in the future, however, the extent to which these costs continue or increase will depend on factors that are uncertain and unpredictable at this time, including federal, state, and local regulations as well as the duration and severity of the pandemic. While the pandemic may impact our cash flows from customers, the extent and duration of that impact is also uncertain and unpredictable at this time. Some of our customers have communicated that the COVID-19 pandemic has disrupted their businesses, which is impacting their ability to pay rent on time and they have requested extended payment terms and rent abatement, which may impact the timing and amount of rent we collect in the future. For the three months ended March 31, 2021, the impact of the pandemic on rent concessions and collections of rent has not been significant.

As previously discussed, metered power reimbursements increased $38.3 million for the three months ended March 31, 2021, as compared the corresponding period in 2020, primarily due to a $27.7 million increase from Winter Storm Uri in Texas. Certain customers will receive billings with significant increases, which may impact their ability to pay and if they are unable to pay, it could negatively affect our net cash provided by operating activities.

Our short-term liquidity requirements primarily consist of Operating, Sales and marketing, and General and administrative expenses, dividend payments and recurring capital expenditures for our data center properties. We generally expect to meet these requirements from our cash flows from operations, cash balances, availability under our Revolving Credit Facility and settlement of the ATM forward equity sale agreements. For the three months ended March 31, 2021, our cash provided by operating activities was $106.7 million which was $43.7 million more than dividends paid during the three months ended March 31, 2021 of $63.0 million.

Available capacity under the Amended Credit Agreement as of March 31, 2021 was $1,005.3 million related to the Revolving Credit Facility. Total liquidity as of March 31, 2021 was approximately $1,631.3 million, which included the $1,005.3 million available under the Revolving Credit Facility, cash and cash equivalents of $240.9 million and the pro forma impact of the settlement of the forward sale agreements of $385.1 million. At March 31, 2021, we had borrowings of $386.3 million under the Revolving Credit Facility. At March 31, 2020, we had borrowings of $234.0 million under the Revolving Credit Facility.

In January 2020, CyrusOne LP and CyrusOne Finance Corp. closed their offering of €500.0 million aggregate principal amount of 1.450% senior notes due January 2027.

During the three months ended March 31, 2021, the Company settled forward agreements totaling 1.4 million common shares at an average price of $66.70 for proceeds of $95.3 million, net of expenses. The Company did not settle any forward agreements during the three months ended March 31, 2020. As of March 31, 2021, there was approximately $150.8 million under the 2020 ATM Stock Offering Program available for future offerings. At March 31, 2021, the Company had approximately 122.5 million shares of common stock outstanding.

The Company currently expects to fully physically settle the remaining forward equity sale agreements by November 2021 and receive cash proceeds upon one or more settlement dates at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreements, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreements multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread and (ii) scheduled dividends during the terms of the agreements.
The following table represents a summary of forward sale of equity of our common stock for the three months ended March 31, 2021 (in millions):

Offering Program	Forward Shares Sold/(Settled)	Net Proceeds Received	Remaining Proceeds Available(1)
Total at December 31, 2020	6.8	$—	$484.7
First quarter Forward adjustments	—	—	(4.3)
May 26, 2020 Forward Offering settlement	(1.4)	95.3	(95.3)
Total at March 31, 2021	5.4	$95.3	$385.1

(1) As of March 31, 2021, the total estimated proceeds, net of adjustments for (i) a floating interest rate factor equal to a specified daily rate less a spread and (ii) scheduled dividends adjustments is $385.1 million subject to further adjustment when the forward offerings are settled as described above.
Long-term Liquidity

Our long-term liquidity requirements primarily consist of our capital expenditures for the development and acquisition of our data centers. For the three months ended March 31, 2021, our cash capital expenditures were $175.4 million. Our capital expenditures are primarily discretionary, excluding leases under contract, to expand our existing data center properties, acquire or construct new facilities. We intend to continue to develop and expand properties, where we believe there is sufficient demand or have contracted to lease, and are prepared to commit additional resources to support this growth. We expect our total estimated capital expenditures for 2021 to be between $925.0 million and $1,025.0 million. We expect to meet our long-term liquidity requirements, including development and potential acquisitions, from cash and cash equivalents, cash flows from our operations, issuances of debt and equity securities, and borrowings under our Revolving Credit Facility.

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

As of March 31, 2021, all of our outstanding debt matures from March 2023 to November 2030, with a weighted average of 5.7 years to maturity. We expect to refinance these debts at or before their maturities. Our interest rate mix was 74% fixed and 26% floating.

In addition to the sources of capital described herein, we have access to other potential sources of capital including mortgage financing and proceeds from property dispositions as well as proceeds from contributions and partial sale of properties into joint ventures.

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
Also as a part of our normal course of business we procure certain data center equipment (generally generators and power distribution units) and electricity power under purchase commitments, where we would be required to purchase certain minimum volumes. In general, we expect to manage these contracts such that the committed volume levels are below our current requirements and at prices that are below current spot market prices. However, if our requirements were to decrease or the spot market prices were to decrease, we could be obligated to complete the remaining minimum purchase commitments, holding the excess equipment for future development or disposing at then current prices. As of March 31, 2021, our aggregate commitments under these contracts is approximately $57.9 million.

Cash Flows
Comparison of Three Months Ended March 31, 2021 and March 31, 2020

Net cash provided by operating activities for the three months ended March 31, 2021 increased $20.4 million to $106.7 million compared to $86.3 million for the three months ended March 31, 2020 due to the following:
•Increases in net cash provided by operating activities of $32.3 million was primarily due to the following:
◦$9.5 million increase due to a $52.7 million increase in revenue offset in part by a $43.2 million increase in property operating expenses;
◦$12.8 million decrease in severance and bonus payments; and
◦$10.0 million net increase due to changes in operating assets and liabilities; partially offset by
•Decreases in net cash provided by operating activities of $11.9 million primarily due to the following:
◦$7.4 million increase in property operating costs and other cash outflows over the corresponding prior year period; and
◦$4.5 million increase in interest payments due to interest on the 2027 Notes.

Net cash used in investing activities for the three months ended March 31, 2021 decreased $75.4 million to $124.4 million compared to $199.8 million for the three months ended March 31, 2020 primarily due to proceeds from the sale of our GDS ADSs and reduced capital expenditures for investments in real estate in 2021 compared to 2020.

Investments in real estate

For the three months ended March 31, 2021, our capital expenditures of $175.4 million primarily related to the continued development in key markets, primarily in Dublin, Frankfurt, London, the New York Metro area, Northern Virginia, Paris, Phoenix and San Antonio.

For the three months ended March 31, 2020, our capital expenditures of $196.5 million primarily related to the acquisition of land for future development and continued development in key markets, primarily in Amsterdam, Austin, Dallas, Frankfurt, London, Northern Virginia, Phoenix and Raleigh-Durham.

Equity Investments

During the three months ended March 31, 2021, the Company made no capital contributions to our four unconsolidated ventures in Brazil, Chile, Colombia and Mexico, with ODATA, a Brazilian headquartered company. During the three months ended March 31, 2020, we made a capital contribution of approximately $3.3 million to our ODATA investments.

Net cash used in financing activities for the three months ended March 31, 2021 decreased $104.2 million to $10.7 million compared to Net cash provided by financing activities of $93.5 million for the three months ended March 31, 2020 primarily due to the following:

Cash flow from financing activities decreased $711.9 million due to:
•$550.6 million decrease in proceeds from the issuance of the 2027 Notes. See Note 9, Debt, for additional information on the 2027 Notes;
•$154.1 million decrease in proceeds from borrowings on our Revolving Credit Facility;
•$4.6 million increase in dividend payments due to the increase in the dividend and the number of common shares outstanding; and
•$2.6 million increase in tax payments on the exercise of equity awards.

Cash flow from financing activities increased $607.7 million due to:
•$498.9 million decrease in payments on our revolving credit facility;
•$95.2 million increase in proceeds from the issuance of common stock. The Company settled forward equity agreements totaling 1.4 million shares in the current quarter; and
•$13.6 million decrease in payments for deferred financing costs related to the refinancing of the Revolving Credit Facility and issuance of the 2027 Notes and 2030 Notes.

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

The Issuers and Guarantors had Intercompany receivables from non-guarantors of $2.0 billion and $1.8 billion for the periods ended March 31, 2021 and December 31, 2020, respectively. The Issuers and Guarantors had Debt of $3.3 billion and $3.4 billion for the periods ended March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, the Issuers and Guarantors had Interest expense, net of $18.0 million and Foreign currency and derivative gains, net of $15.4 million. More detailed financial information for the Issuers and Guarantors was not material.

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
As of March 31, 2021, we had approximately $2.2 billion of contractually outstanding consolidated debt at a weighted average fixed interest rate of approximately 2.52% and $1.2 billion of amounts outstanding under credit facilities with a weighted average variable interest rate of monthly LIBOR plus 1.10%. As of March 31, 2020, we had approximately $1.8 billion of contractually outstanding consolidated debt at a weighted average fixed interest rate of approximately 2.63% and $1.3 billion of amounts outstanding under credit facilities with a weighted average variable interest rate of monthly LIBOR plus 1.15%. Monthly LIBOR as of March 31, 2021 and 2020 was 0.11% and 1.00%, respectively.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments are traded or are otherwise terminated prior to maturity. However, interest rate changes will affect the fair value of our fixed rate instruments.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. We are exposed to interest rate changes primarily as a result of our variable rate debt we incur on our Amended Credit Agreement and our consolidated cash investments. As of March 31, 2021 and 2020, our floating rate debt outstanding was $1.2 billion and $1.3 billion, respectively. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures as of March 31, 2021 and 2020 (amounts in millions, where positive amounts reflect an increase in net income and bracketed amounts reflect a decrease in net income):
Variable rate credit facilities expense:

	2.0%	1.5%	1.0%	0.5%
As of March 31, 2021	$(23.7)	$(17.8)	$(11.9)	$(5.9)
As of March 31, 2020	$(26.7)	$(20.0)	$(13.3)	$(6.7)

Floating rate interest income was not material for the three months ended March 31, 2021 and $0.1 million for the three months ended March 31, 2020.

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

Interest Rate Swaps

On September 3, 2019, the Company entered into a floating-fixed interest rate swap agreement to convert $300.0 million of variable interest rate debt of the 2023 Term Loan Facility to 1.19% fixed rate debt to hedge the risk of changes in cash flows attributable to USD-LIBOR interest payments. On September 21, 2020, the Company paid down $300.0 million of term loans under the 2023 Term Loan Facility. The $300.0 million floating-fixed interest rate swap remains in place and continues to provide an effective hedge of the risk of changes in cash flows attributable to USD-LIBOR term loans through March 2023. For the three months ended March 31, 2021, the Company recognized no losses related to the changes in fair value of the interest rate swap. As of March 31, 2021, interest rate swaps were a liability of $5.9 million reported in Other liabilities. As of December 31, 2020, interest rate swaps were a liability of $7.0 million reported in Other liabilities.

Foreign Currency Risk

We have foreign operations in France, Germany, The Netherlands, United Kingdom, Singapore and The Republic of Ireland that expose us to risk from the effects of exchange rate movements of respective foreign currencies, which may affect future costs and cash flows. Foreign currency risk is the possibility that our results of operations or financial position could be affected by changes in exchange rates. Our exposure to foreign currency primarily relates to our foreign currency denominated in British pound sterling and Euro, included within Total investment in real estate, net, which was $1.5 billion as of both March 31, 2021 and December 31, 2020. For the three months ended March 31, 2021 and 2020, our Foreign currency translation adjustment included within Stockholders’ equity was a decrease of $15.0 million and $24.0 million, respectively, primarily due to a decrease in the forward spot rate on two cross-currency EUR/USD contracts to sell $500.0 million and purchase €450.7 million that mature in March 2023.

As a result of our expansion into foreign countries, primarily in Europe, our exposure to foreign currency is expected to increase, primarily related to British pound sterling and Euro. We could mitigate future investment and operational foreign currency exposure by borrowing under our Amended Credit Agreement in the particular foreign currency, subject to availability and applicable borrowing conditions. However, we would expect to incur foreign currency transaction gains and losses, which would impact our consolidated net income, and translation of financial statements from the foreign functional currency to U.S. dollars, which would be included in Other comprehensive income or loss and Stockholders’ equity. As of March 31, 2021, we have outstanding borrowings under our Revolving Credit Facility of $34.5 million which is denominated in British pound sterling and $351.8 million which is denominated in Euros. As of March 31, 2021, we had $585.7 million outstanding under the 2027 Notes, which are denominated in Euros. See Note 9, Debt, for further information.

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

As of March 31, 2021, the Company has two cross-currency EUR/USD contracts to sell $500.0 million and purchase €450.7 million maturing in March 2023 representing a fair value liability of $29.6 million reported in Other Liabilities. As of December 31, 2020, our cross-currency swaps were a liability of $52.2 million reported in Other Liabilities.

The Company recognized no gains or losses for the three months ended March 31, 2021 on cross-currency swaps that were designated as net investment hedges. The Company recognized gains of $4.5 million for the three months ended March 31, 2020, on undesignated cross-currency contracts which were recognized in Foreign currency and derivative gains, net in the Condensed Consolidated Statements of Operations.

Commodity Price Risk
Certain of our operating costs are subject to price fluctuations caused by the volatility of the underlying commodity prices, including electricity used in our data center operations, and building materials, such as steel and copper, used in the construction of our data centers. In addition, the lead time to purchase certain equipment for our data centers is substantial which could result in increased costs for these construction projects. In addition, we have entered into several contracts to purchase electricity. As of March 31, 2021 and 2020, these contracts represented less than our forecasted usage.

Refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2020, for a description of the Company's market risks. There were no material changes for the period ended March 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2021. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2021, the Company's disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, from time to time, we are subject to claims and administrative proceedings. We do not believe any currently outstanding matters would have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations or liquidity and cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2021, the Company had no unregistered sales of equity securities or purchases of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibit No.	Exhibit Description

3.1	Articles of Amendment and Restatement of CyrusOne Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed by CyrusOne Inc. on January 25, 2013 (Registration No. 001-35789)).

3.2	Amended and Restated Bylaws of CyrusOne Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed by CyrusOne Inc. on March 17, 2017 (Registration No. 001-35789)).

10.1+†	Form of Performance-Based LTIP Unit Award Agreement under the provisions of the CyrusOne Restated 2012 Long Term Incentive Plan.

10.2+†	Form of Time-Based LTIP Unit Award Agreement under the provisions of the CyrusOne Restated 2012 Long Term Incentive Plan.

10.3+†	Form of Performance-Based Restricted Stock Award Agreement under the provisions of the CyrusOne Restated 2012 Long Term Incentive Plan.

10.4+†	Form of Time-Based Restricted Stock Award Agreement under the provisions of the CyrusOne Restated 2012 Long Term Incentive Plan.

10.5†
Second Amendment to the Amended and Restated Agreement of Limited Partnership of CyrusOne LP, dated as of February 15, 2021 (Incorporated by reference to Exhibit 10.4 of Form 10-K, filed by CyrusOne Inc. on February 19, 2021 (Registration No. 001-35789)).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 29th day of April, 2021.

CyrusOne Inc.

By:	/s/ Bruce W. Duncan
Bruce W. Duncan
President and Chief Executive Officer

By:	/s/ Katherine Motlagh
Katherine Motlagh
Executive Vice President and Chief Financial Officer

By:	/s/ Mark E. Skomal
Mark E. Skomal
Senior Vice President and Chief Accounting Officer