Form 10-Q
period 2021-06-30
CyrusOne Inc.
filed 2021-07-29
CIK 1553023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
Yes  ☐    No  ☒
There were 124,018,500 shares of common stock outstanding as of July 23, 2021 with a par value of $0.01 per share.

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

CyrusOne Inc. is a real estate investment trust, or REIT, whose only material asset is its ownership of operating partnership units of CyrusOne LP. CyrusOne Inc. does not conduct business itself, other than acting as the sole beneficial owner and trustee of CyrusOne GP, a Maryland statutory trust, issuing public equity from time to time and guaranteeing certain debt of CyrusOne LP and certain of its subsidiaries. CyrusOne Inc., directly or indirectly, owns all of the issued and outstanding operating partnership units of CyrusOne LP as of June 30, 2021, except for de minimis holdings by certain officers and employees of the Company of LTIP Units (as described below) in CyrusOne LP as a result of awards granted under the LTIP (as defined below), and has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control. Effective February 1, 2021, the Company reorganized CyrusOne LP to classify the partnership as a regarded entity under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). See Part I, Item 1A "Risk Factors-Risks Related to Our Organization Structure" of our Annual Report on Form 10-K for the year ended December 31, 2020, as amended ("Form 10-K") for more information. CyrusOne Inc. itself does not issue any indebtedness but guarantees the debt of CyrusOne LP and certain of its subsidiaries, as disclosed in this report. CyrusOne LP and its subsidiaries hold substantially all the assets of the Company. CyrusOne LP conducts the operations of the business, along with its subsidiaries, and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by CyrusOne Inc., which are generally contributed to CyrusOne LP in exchange for operating partnership units, CyrusOne LP generates the capital required for the Company's business through CyrusOne LP's operations and incurrence of indebtedness.

As of June 30, 2021, the total number of outstanding shares of our common stock was approximately 124.0 million.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CyrusOne Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Investment in real estate:
Land	$212.8	$208.8
Buildings and improvements	2,253.8	2,035.2
Equipment	3,869.0	3,538.9
Gross operating real estate	6,335.6	5,782.9
Less accumulated depreciation	(1,977.8)	(1,767.9)
Net operating real estate	4,357.8	4,015.0
Construction in progress, including land under development	917.3	982.2
Land held for future development	265.9	268.3
Total investment in real estate, net	5,541.0	5,265.5
Cash and cash equivalents	369.7	271.4
Rent and other receivables (net of allowance for doubtful accounts of $2.3 and $3.5 as of June 30, 2021 and December 31, 2020, respectively)	409.4	334.2
Restricted cash	24.8	1.5
Operating lease right-of-use assets, net	155.0	211.4
Equity investments	30.0	67.1
Goodwill	455.1	455.1
Intangible assets (net of accumulated amortization of $265.8 and $249.3 as of June 30, 2021 and December 31, 2020, respectively)	141.2	157.8
Other assets	115.0	133.4
Total assets	$7,241.2	$6,897.4
Liabilities and equity
Debt	$3,541.6	$3,409.0
Finance lease liabilities	162.8	29.1
Operating lease liabilities	190.5	249.1
Construction costs payable	157.7	133.0
Accounts payable and accrued expenses	147.7	151.3
Dividends payable	63.6	63.3
Deferred revenue and prepaid rents	217.1	174.1
Deferred tax liability	45.3	53.0
Other liabilities	58.3	77.3
Total liabilities	4,584.6	4,339.2
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized and 124,010,867 and 120,442,521 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1.2	1.2
Additional paid in capital	3,731.3	3,537.3
Accumulated deficit	(1,066.1)	(966.6)
Accumulated other comprehensive loss	(9.8)	(13.7)
Total stockholders’ equity	2,656.6	2,558.2
Total liabilities and equity	$7,241.2	$6,897.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$284.6	$256.4	$583.2	$502.3
Operating expenses:
Property operating expenses	121.8	99.0	257.6	191.6
Sales and marketing	3.7	3.8	7.5	8.5
General and administrative	16.6	20.3	39.6	47.2
Depreciation and amortization	123.7	109.7	245.1	217.8
Transaction, acquisition, integration and other related expenses	0.1	0.1	0.2	0.5
Impairment losses and loss on asset disposals	0.1	2.4	0.6	2.4
Total operating expenses	266.0	235.3	550.6	468.0
Operating income	18.6	21.1	32.6	34.3
Interest expense, net	(14.8)	(13.9)	(29.9)	(29.9)
Gain on marketable equity investment	—	50.4	2.4	65.1
Loss on early extinguishment of debt	—	—	—	(3.4)
Foreign currency and derivative gains (losses), net	1.4	(13.9)	16.8	(8.8)
Other (expense) income	(0.1)	0.1	(0.2)	—
Net income before income taxes	5.1	43.8	21.7	57.3
Income tax benefit	2.3	1.2	3.9	2.4
Net income	$7.4	$45.0	$25.6	$59.7
Weighted average number of common shares outstanding - basic	122.6	115.3	121.5	115.1
Weighted average number of common shares outstanding - diluted	122.7	115.7	121.6	115.4
Net income per share - basic	$0.06	$0.39	$0.21	$0.52
Net income per share - diluted	$0.06	$0.39	$0.21	$0.52

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$7.4	$45.0	$25.6	$59.7
Other comprehensive income (loss):
Foreign currency translation adjustment	—	14.1	(15.0)	(9.9)
Net (loss) gain on cash flow hedging instruments	(5.0)	(9.5)	18.9	(10.6)
Comprehensive income	$2.4	$49.6	$29.5	$39.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(unaudited)

	Stockholders' Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance as of January 1, 2020	114.8	$1.1	$3,202.0	$(767.3)	$(1.2)	$2,434.6
Net income	—	—	—	14.7	—	14.7
Issuance of common stock, net	0.2	0.1	0.5	—	—	0.6
Stock-based compensation expense	—	—	3.7	—	—	3.7
Tax payment upon exercise of equity awards	—	—	(6.3)	—	—	(6.3)
Foreign currency translation adjustment	—	—	—	—	(24.0)	(24.0)
Net loss on cash flow hedging instruments	—	—	—	—	(1.1)	(1.1)
Dividends declared, $0.50 per share	—	—	—	(58.4)	—	(58.4)
Balance as of March 31, 2020	115.0	$1.2	$3,199.9	$(811.0)	$(26.3)	$2,363.8
Net income	—	—	—	45.0	—	45.0
Issuance of common stock, net	1.9	—	102.8	—	—	102.8
Stock-based compensation expense	—	—	3.3	—	—	3.3
Tax payment upon exercise of equity awards	—	—	(0.1)	—	—	(0.1)
Foreign currency translation adjustment	—	—	—	—	14.1	14.1
Net loss on cash flow hedging instruments	—	—	—	—	(9.5)	(9.5)
Dividends declared, $0.50 per share	—	—	—	(58.7)	—	(58.7)
Balance at June 30, 2020	116.9	$1.2	$3,305.9	$(824.7)	$(21.7)	$2,460.7

Balance as of January 1, 2021	120.4	$1.2	$3,537.3	$(966.6)	$(13.7)	$2,558.2
Net income	—	—	—	18.2	—	18.2
Issuance of common stock, net	2.1	—	95.8	—	—	95.8
Stock-based compensation expense	—	—	4.4	—	—	4.4
Tax payment upon exercise of equity awards	—	—	(8.9)	—	—	(8.9)
Foreign currency translation adjustment	—	—	—	—	(15.0)	(15.0)
Net gain on cash flow hedging instruments	—	—	—	—	23.9	23.9
Dividends declared, $0.51 per share	—	—	—	(61.8)	—	(61.8)
Balance as of March 31, 2021	122.5	$1.2	$3,628.6	$(1,010.2)	$(4.8)	$2,614.8
Net income	—	—	—	7.4	—	7.4
Issuance of common stock, net	1.5	—	98.4	—	—	98.4
Stock-based compensation expense	—	—	4.3	—	—	4.3
Net loss on cash flow hedging instruments	—	—	—	—	(5.0)	(5.0)
Dividends declared, $0.51 per share	—	—	—	(63.3)	—	(63.3)
Balance at June 30, 2021	124.0	$1.2	$3,731.3	$(1,066.1)	$(9.8)	$2,656.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$25.6	$59.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	245.1	217.8
Provision for bad debt expense	(0.9)	—
Gain on marketable equity investment	(2.4)	(65.1)
Foreign currency and derivative (gains) losses, net	(16.8)	8.8
Proceeds from swap terminations	—	2.9
Impairment losses and loss on asset disposals	0.6	2.2
Loss on early extinguishment of debt	—	3.4
Interest expense amortization, net	3.5	3.6
Stock-based compensation expense	8.7	7.0
Deferred income tax benefit	(6.0)	(4.2)
Operating lease cost	10.3	13.0
Other (expense) income	(0.1)	0.5
Change in operating assets and liabilities:
Rent and other receivables, net and other assets	(68.5)	(31.0)
Accounts payable and accrued expenses	(3.3)	4.7
Deferred revenue and prepaid rents	42.5	2.0
Operating lease liabilities	(12.2)	(11.1)
Net cash provided by operating activities	226.1	214.2
Cash flows from investing activities:
Investments in real estate	(361.7)	(458.0)
Proceeds from sale of equity investments	46.6	8.2
Equity investments	(7.1)	(4.7)
Proceeds from the sale of real estate assets	4.4	0.3
Net cash used in investing activities	(317.8)	(454.2)
Cash flows from financing activities:
Issuance of common stock, net	194.2	103.3
Dividends paid	(124.7)	(116.1)
Proceeds from revolving credit facility	173.4	438.8
Repayments of revolving credit facility	(610.5)	(723.1)
Proceeds from Euro bond	603.1	550.2
Proceeds from unsecured term loan	—	1,100.0
Repayments of unsecured term loan	—	(1,100.0)
Payment of deferred financing costs	(5.0)	(12.5)
Payments on finance lease liabilities	(2.2)	(1.3)
Tax payment upon exercise of equity awards	(8.9)	(6.4)
Net cash provided by financing activities	219.4	232.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6.1)	1.4
Net increase (decrease) in cash, cash equivalents and restricted cash	121.6	(5.7)
Cash, cash equivalents and restricted cash at beginning of period	272.9	77.7
Cash, cash equivalents and restricted cash at end of period	$394.5	$72.0
Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized of $10.8 million and $11.4 million in 2021 and 2020, respectively	$42.2	$30.0
Cash paid for income taxes	3.2	0.1
Non-cash investing and financing activities:
Construction costs payable	157.7	155.7
Dividends payable	63.6	59.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

1. Description of Business

CyrusOne Inc., together with CyrusOne GP (the "General Partner"), a wholly-owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. owns CyrusOne LP (the "Operating Partnership") and the subsidiaries of the Operating Partnership (collectively, "CyrusOne", "we", "us", "our", and the "Company") is an owner, operator and developer of enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. As of June 30, 2021, all of the issued and outstanding operating partnership units of CyrusOne LP are owned, directly or indirectly, by the Company except for de minimis holdings by certain officers and employees of the Company of LTIP Units (as described below) in CyrusOne LP as a result of awards granted under the LTIP (as defined below). Our customers operate in a number of industries, including information technology, financial services, energy, oil and gas, mining, medical, research and consulting services, and consumer goods and services. We currently operate 55 data centers, including one recovery center, located in the United States, United Kingdom, Germany, The Netherlands, The Republic of Ireland and Singapore.
On January 24, 2013, the Company completed its initial public offering (the "IPO") of common stock and its common stock currently trades on the NASDAQ Exchange under the ticker symbol "CONE".

2. Summary of Significant Accounting Policies
Risks and Uncertainties
The novel strain of the coronavirus (COVID-19) identified in China in late 2019 has globally spread throughout Asia, Europe, the Middle East and the Americas and has resulted in authorities implementing numerous measures to attempt to contain the virus. This has included travel bans, shelter in place regulations and other restrictions and shutdowns. We continue to monitor the global outbreak and to take steps to mitigate the potential risks to us posed by the pandemic. To date, our data center portfolio remains fully operational and we have experienced minimal disruptions in our business, including construction projects. We have continued to implement restrictions on physical participation in meetings and significantly limit business travel, which have disrupted how we operate our business. The duration and extent of the impact from the COVID-19 pandemic continues to depend on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, including variants such as Delta, the extent and effectiveness of containment actions, the rate and effectiveness of vaccinations and the impact of these and other factors on our employees, customers, suppliers and vendors. The effect of the pandemic and measures implemented by authorities could disrupt our supply chain, which currently remains fully functional, including the provision of services to us by our vendors and could result in restrictions on construction activities. These factors and the continuing uncertainty around them could adversely impact our employees, customers, vendors and suppliers resulting in a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
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
Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our condensed consolidated financial statements as of June 30, 2021 and December 31, 2020, and for the three and six months ended June 30, 2021 and 2020. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2020. All amounts reflected are in millions except share and per share data.

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
Investment in Real Estate
Acquisition of Properties
Investment in real estate consists of land, buildings, improvements and integral equipment utilized in our data center operations. We expect most acquisitions to be an acquisition of assets rather than a business combination as our typical acquisitions consist of properties whereby substantially all the fair value of gross assets acquired is concentrated in a single asset set (land, building and in-place leases), which are treated as asset acquisitions.
Impairment Losses

When events or circumstances indicate that the carrying amount of a real estate investment may not be recoverable, we review the carrying value of the asset. When such impairment indicators exist, we review an estimate of the undiscounted future cash flows expected to result from the use of the real estate investment and proceeds from its eventual disposition and compare such amount to the carrying value of the real estate investment. If our undiscounted cash flows indicate that we are unable to recover the carrying value of the real estate investment, an impairment loss is recognized. An impairment loss is measured as the amount by which the real estate investment's carrying value exceeds its estimated fair value. We did not record any impairment losses for the three or six months ended June 30, 2021. During the quarter ended June 30, 2020, we entered into a nonbinding offer to sell land to a third-party, which resulted in the recognition of an impairment loss of $2.4 million in the quarter related to our investment in land held in Atlanta for future development. There were no impairment losses for the quarter ended March 31, 2020. These fair values were based on unobservable inputs and the determination of fair value of real estate assets to be held for use is derived using the discounted cash flow method and involves a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate fair value. Such assumptions are Level 3 inputs and include, but are not limited to, projected vacancy rates, rental rates, property operating expenses and required capital expenditures. These factors require management's judgment of factors such as market knowledge, historical experience, lease terms, tenant financial strength, economy, demographics, environment, property location, age, physical condition and expected return requirements, among other things. The aforementioned factors are taken as a whole by management in the determination of fair value. See Fair Value Measurements below for further information on fair value.
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

Contract assets were $0.7 million and $0.4 million as of June 30, 2021 and December 31, 2020, respectively. Contract liabilities were not material as of both June 30, 2021 and December 31, 2020.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Rent and Other Receivables
Receivables consist principally of rent receivables including straight-line rent receivables. A general reserve may be recognized as an allowance for doubtful accounts when collectibility is not probable, after applying the overall collectibility constraint under ASC 842. Straight-line rent receivable, net was $173.5 million and $172.6 million at June 30, 2021 and December 31, 2020, respectively. The allowance for doubtful accounts is estimated based upon historic patterns of credit losses for aged receivables as well as specific provisions for certain identifiable, potentially uncollectible balances.
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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

In addition to the net investment hedges described above, we may issue debt in a currency that is not the same functional currency of the borrowing entity to hedge our international investments. We designate the debt and related accrued interest as a net investment hedge to offset the translation and economic exposures related to our international investments. If the debt and related accrued interest exceeds the designated amount of our international investment, the foreign currency remeasurement on the unhedged portion of the debt during the period is recognized in Foreign currency and derivative gains (losses), net.

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

Undesignated Derivatives. Derivative instruments, such as cross-currency swaps, for which hedge accounting is not applied are recorded at fair value in Other assets and Other liabilities and gains and losses resulting from changes in the fair value are reported in Foreign currency and derivative gains (losses), net in the Condensed Consolidated Statements of Operations.

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

3. Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

Reference Rate Reform

On March 12, 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2021, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives in our financial statements consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

4. Revenue Recognition

Lease Revenue
Lease revenue primarily consists of colocation rent and metered power reimbursements from the lease of our data centers. Colocation leases may include all or portions of a data center, where customers may also lease office space to support their colocation operations. Revenue is primarily based on power usage as well as square footage. Customer lease arrangements customarily contain provisions that allow for renewal or continuation on a month-to-month arrangement, and certain leases contain early termination rights. We do not include any of these extension or termination options in a customer’s lease term for lease classification purposes or for recognizing lease revenue unless we are reasonably certain the customer will exercise these extension or termination options at lease commencement. At lease commencement, early termination is generally not deemed probable due to the significant economic penalty incurred by the lessee to exercise its early termination right and to relocate their equipment installed in our facilities. Generally, our customer lease arrangements do not provide any option to purchase and are classified as operating leases. We have substantial revenue primarily related to lease revenue from one customer that represented approximately 19% and 19% of our total revenue for the six months ended June 30, 2021 and 2020, respectively.

At June 30, 2021, the future minimum lease payments to be received under non-cancellable operating leases, excluding month-to-month arrangements and metered power reimbursements are shown below (in millions):

As of June 30, 2021	Minimum Lease Payments
2021	$422.1
2022	745.5
2023	601.7
2024	474.6
2025	401.0
2026	306.2
Thereafter	812.1
Total	$3,763.2

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
Disaggregation of Revenue

For the three and six months ended June 30, 2021 and 2020 lease revenue disaggregated by primary revenue stream is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease revenue	2021	2020	2021	2020
Colocation (Minimum lease payments)	$224.8	$207.5	$445.1	$411.5
Metered power reimbursements (Variable lease payments)	53.0	37.1	126.1	71.9
Total lease revenue	$277.8	$244.6	$571.2	$483.4

For the three and six months ended June 30, 2021 and 2020, revenue from contracts with customers disaggregated by primary revenue stream is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue from contracts with customers	2021	2020	2021	2020
Equipment sales and services	$2.1	$6.9	$2.6	$9.4
Other revenue	4.7	4.9	9.4	9.5
Total revenue from contracts with customers	$6.8	$11.8	$12.0	$18.9

Other revenue related to contracts with customers in the table above includes managed services and other services revenue of $3.8 million and $7.8 million for the three and six months ended June 30, 2021, respectively, and $3.8 million and $7.9 million for the three and six months ended June 30, 2020, respectively.

Total revenues from contracts with customers generated from operations outside of the United States were insignificant for the three and six months ended June 30, 2021 and $3.6 million and $4.2 million for the three and six months ended June 30, 2020.

Accounts receivable associated with revenue from contracts with customers were $1.4 million and $2.3 million as of June 30, 2021 and December 31, 2020, respectively.

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

We operate seven data center facilities and have a data center under development subject to finance leases. The remaining terms of our data center finance leases range from one to thirty years with options to extend the initial lease term on all but one lease.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

As a result of electing the package of practical expedients, data center finance leases are included in Buildings and improvements, Equipment and Finance lease liabilities in our Condensed Consolidated Balance Sheets. In addition, we lease 10 data centers and 3 offices supporting our sales and corporate activities under operating lease agreements. Our operating leases have remaining lease terms ranging from less than two years to twenty-four years and one ground lease in Houston has a lease term that expires in 2066.

The components of lease expense are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$5.1	$6.8	$10.3	$13.0
Finance lease cost:
Amortization of assets	0.6	0.4	1.1	0.8
Interest on lease liabilities	0.8	0.3	1.2	0.7
Total net lease cost	$6.5	$7.5	$12.6	$14.5

Supplemental balance sheet information related to leases is as follows (in millions, except lease term and discount rate):

	June 30, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets	$155.0	$211.4
Operating lease liabilities	$190.5	$249.1
Finance leases:
Property and equipment, at cost	$167.5	$34.7
Accumulated amortization	(8.2)	(7.1)
Property and equipment, net	$159.3	$27.6
Finance lease liabilities	$162.8	$29.1

Weighted average remaining lease term (in years):
Operating leases	16.6	14.3
Finance leases(a)	27.6	18.2

Weighted average discount rate:
Operating leases	4.0%	3.7%
Finance leases(a)	2.7%	4.7%
(a) Excludes a 999-year ground lease in Dublin, The Republic of Ireland entered into during the third quarter of 2019. The Dublin property is under active development and the finance lease is included in Construction in progress, including land under development on the Condensed Consolidated Balance Sheets.

Supplemental cash flow and other information related to leases is as follows (in millions):

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12.2	$11.1
Operating cash flows from finance leases	1.2	0.7
Financing cash flows from finance leases	2.2	1.3

Non-cash right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$51.2
Finance leases	$132.8	$—

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Maturities of lease liabilities were as follows as of June 30, 2021 (in millions):

	Operating Leases	Finance Leases
2021	$12.4	$4.4
2022	25.0	7.9
2023	21.0	6.8
2024	16.4	6.5
2025	14.6	6.7
2026	9.4	7.1
Thereafter	162.7	187.9
Total lease payments	$261.5	$227.3
Less: Imputed interest	(71.0)	(64.5)
Total lease obligations	$190.5	$162.8

Maturities of lease liabilities were as follows as of December 31, 2020 (in millions):

	Operating Leases	Finance Leases
2021	$27.8	$4.2
2022	27.9	3.0
2023	23.9	2.0
2024	19.4	1.4
2025	17.8	1.5
Thereafter	221.6	30.5
Total lease payments	$338.4	$42.6
Less: Imputed interest	(89.3)	(13.5)
Total lease obligations	$249.1	$29.1

6. Investment in Real Estate

Land for future development

During the six months ended June 30, 2021, the Company purchased approximately 7 acres of land for future development in Madrid, Spain and Amsterdam, The Netherlands for a cost totaling $17.0 million. During the six months ended June 30, 2020, the Company purchased 2 acres of land for future development in Frankfurt, Germany for $12.4 million.

Leases of real estate

In February 2021, the Company entered into a 20-year lease comprising a 130,000 square feet building and commenced development of a 18 megawatt ("MW") data center in London, United Kingdom. We have three renewal options for 15 years each which were not reasonably certain at commencement and the lease was classified as an operating lease. In June 2021, the Company entered into lease amendments for the two data center leases located in London, United Kingdom to extend the lease terms. Per lease modification accounting rules under ASC 842, these leases were classified as finance leases on the modification effective date. Previously these leases were accounted as operating leases. The finance lease asset and liability are presented in Buildings and improvements and Finance lease liabilities in the Condensed Consolidated Balance sheets, respectively.

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Real estate related capital expenditures

Construction in progress was $917.3 million and $982.2 million, including land which was under active development of $13.3 million and $5.1 million as of June 30, 2021 and December 31, 2020, respectively.

For the six months ended June 30, 2021, our capital expenditures were $361.7 million, and substantially all of our investing activity related to our development activities. Our capital expenditures for the six months ended June 30, 2021 primarily related to the acquisition of land for future development and continued development in key markets, primarily in Northern Virginia, Dublin, Paris, Frankfurt, Phoenix, San Antonio, Somerset, Madrid and London.
For the six months ended June 30, 2020, our capital expenditures were $458.0 million, primarily related to the continued development in key markets, primarily in Dublin, Frankfurt, London, the New York Metro area, Northern Virginia, Phoenix, San Antonio and Santa Clara. In addition, included in capital expenditures is land acquired for future development of $12.4 million in Frankfurt, Germany.

Real Estate Investments and Intangible Assets and Related Depreciation and Amortization

As of June 30, 2021 and December 31, 2020, major components of our real estate investments and intangibles and related accumulated depreciation and amortization are as follows (in millions):

As of:	June 30, 2021			December 31, 2020
	Cost	Accumulated Depreciation and Amortization	Net book value	Cost	Accumulated Depreciation and Amortization	Net book value
Investment in real estate
Building and improvements	$2,253.8	$(690.0)	$1,563.8	$2,035.2	$(639.4)	$1,395.8
Equipment	3,869.0	(1,287.8)	2,581.2	3,538.9	(1,128.5)	2,410.4

Intangible assets
Customer relationships	$247.1	$(168.7)	$78.4	$247.1	$(163.1)	$84.0
In-place leases	140.3	(84.7)	55.6	140.4	(74.6)	65.8
Other contractual	19.6	(12.4)	7.2	19.6	(11.6)	8.0
Total intangible assets	$407.0	$(265.8)	$141.2	$407.1	$(249.3)	$157.8

Depreciation and amortization are calculated using the straight-line method over the useful lives of the assets. The typical life of owned assets are as follows:

Buildings	30 years
Building improvements	30 years
Equipment	20 years

Leased real estate and leasehold improvements are depreciated over the shorter of the asset's useful life or the remaining lease term. Depreciation expense was $111.4 million and $220.4 million for the three and six months ended June 30, 2021, respectively, and $96.6 million and $191.5 million for the three and six months ended June 30, 2020, respectively.

Other contract intangible assets include tradenames, favorable leasehold interests and above market leases. Amortization expense related to intangibles was $12.3 million and $24.7 million for the three and six months ended June 30, 2021, respectively, and $13.1 million and $26.3 million for the three and six months ended June 30, 2020, respectively.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

7. Equity Investments

The Company has the following equity investments where it has a noncontrolling interest in the investees (in millions).

		Equity Investments as of:
Investees	Equity Method	June 30, 2021	December 31, 2020
GDS, Class A share equivalent	Fair value	$—	$44.2
ODATA investments	Cost method	30.0	22.9
Equity investments		$30.0	$67.1

During January 2021, we disposed of our remaining investment of approximately 0.5 million GDS Holdings Limited ("GDS") American depositary shares ("ADSs") for net proceeds of approximately $46.6 million.
The Company recognized gains on marketable equity investment in GDS ADSs held and sold as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
IN MILLIONS	2021	2020	2021	2020
Net gain on marketable equity investments	$—	$50.4	$2.4	$65.1
Less: Net gain recognized on marketable equity investments sold	—	5.8	2.4	7.4
Unrealized gain on marketable equity investments held	$—	$44.6	$—	$57.7

The gain on investment was recognized in the Condensed Consolidated Statements of Operations in Gain on marketable equity investment.

As of June 30, 2021 and December 31, 2020, the Company had a total investment of $30.0 million and $22.9 million, respectively, in four unconsolidated ventures in Brazil, Chile, Colombia and Mexico, with ODATA, a Brazilian headquartered company, specializing in providing colocation services to customers across multiple industries. In evaluating the appropriate accounting method for its ventures with ODATA, we considered our voting interests and ability to exercise significant influence over the operating and financial policies of each venture and concluded that the Company does not exercise significant influence and our investments are accounted at cost less impairment, if any. During the three and six months ended June 30, 2020, the Company made additional investments totaling $1.4 million and $4.7 million in ODATA, respectively. The Company made additional investments in ODATA of $7.1 million during the three and six months ended June 30, 2021.

8. Other Assets

As of June 30, 2021 and December 31, 2020, the components of Other assets are as follows (in millions):

	June 30, 2021	December 31, 2020
Deferred leasing and other contract costs	$64.6	$62.4
Prepaid expenses	21.3	19.1
Non-real estate assets, net	11.3	13.8
Other assets	17.8	38.1
Total	$115.0	$133.4

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

9. Debt
As of June 30, 2021 and December 31, 2020, the components of Debt are as follows (unless otherwise noted, interest rate and maturity date information are as of June 30, 2021) (in millions):

	June 30, 2021	December 31, 2020	Interest Rate	Maturity Date
Amended Credit Agreement:
Revolving Credit Facility:				March 2024(b)
EUR Revolver	$—	$275.9	Monthly EURIBOR + 1.00%
GBP Revolver(a)	—	157.0	Monthly LIBOR + 1.00%
2023 Term Loan Facility(c)	100.0	100.0	Monthly LIBOR + 1.20%	March 2023
2025 Term Loan Facility	700.0	700.0	Monthly LIBOR + 1.20%	March 2025
2024 Notes, including bond discount of $0.6 million and $0.7 million, respectively	599.4	599.3	2.900%	November 2024
2027 Notes, including bond discount of $0.7 million and $0.6 million, respectively(d)	593.3	612.6	1.450%	January 2027
2028 Notes, including bond discount of $7.8 million(e)	586.1	—	1.125%	May 2028
2029 Notes, including bond discount of $1.5 million and $1.6 million, respectively	598.5	598.4	3.450%	November 2029
2030 Notes, including bond discount of $4.4 million and $4.7 million, respectively	395.6	395.3	2.150%	November 2030
Deferred financing costs	(31.3)	(29.5)	—	—
Total	$3,541.6	$3,409.0
(a) - Monthly USD LIBOR and GBP LIBOR as of June 30, 2021 was 0.10% and 0.05%, respectively.
(b) - The Company has an option to exercise a one-year extension option, subject to certain conditions.
(c) - The Company has an option to exercise two 1-year extension options, subject to certain conditions.
(d) - The 2027 Notes represent €495.3 million, including bond discount of €0.7 million, of Euro bonds.
(e) - The 2028 Notes represent €489.2 million, including bond discount of €6.7 million, of Euro bonds.

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

We pay a facility fee calculated based on the aggregate revolving commitments. The facility fee rate varies based on ratings-based pricing levels, and is currently equal to 0.25% per annum of the aggregate revolving commitments. The facility fee was $0.7 million and $1.4 million for the three and six months ended June 30, 2021, respectively and $0.7 million and $1.8 million for the three and six months ended June 30, 2020, respectively.
As of June 30, 2021, we had $100.0 million and $700.0 million outstanding under the 2023 Term Loan Facility and the 2025 Term Loan Facility, respectively, and additional borrowing capacity under the Amended Credit Agreement was approximately $1.4 billion, net of $8.4 million of outstanding letters of credit. We had no borrowings outstanding under the Revolving Credit Facility as of June 30, 2021.
Senior notes
Euro bonds
On May 26, 2021, CyrusOne Europe Finance DAC, a designated activity company organized under the laws of Ireland (the "Issuer"), and an indirect subsidiary of the Company and wholly owned by the Operating Partnership, closed its offering of €500.0 million aggregate principal amount of 1.125% senior notes due May 2028 (the “2028 Notes”). The Company received proceeds of €490.8 million, net of discount, underwriting costs and other deferred financing costs. The Company used the proceeds to repay floating rate Euro and GBP denominated obligations and fund continued development in Europe. The Notes were issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to persons outside of the United States pursuant to Regulation S under the Securities Act. The Notes have not been and will not be registered under the Securities Act and may not be offered or sold within the United States or to United States persons (within the meaning of Regulation S under the Securities Act) absent registration or an applicable exemption from the registration requirements.
The 2028 Notes are senior unsecured obligations of the Issuer guaranteed by CyrusOne LP and CyrusOne Inc., which rank equally in right of payment with all existing and future unsecured senior indebtedness of the Issuer. The 2028 Notes are effectively subordinated in right of payment to any future secured indebtedness, if any, to the extent of the value of the assets securing such indebtedness. The 2028 Notes may be redeemed at our option prior to their scheduled maturity dates at the prices and premiums and on the terms set forth in the respective indentures governing the notes.
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
Financial debt covenants
Our debt agreements contain customary provisions with respect to events of default, affirmative and negative covenants and borrowing conditions. The most restrictive covenants are generally included in the Amended Credit Agreement. The Amended Credit Agreement requires us to maintain certain financial covenants including the following, in each case on a consolidated basis, a minimum fixed charge ratio, maximum total and secured leverage ratios, maximum net operating income to debt service ratio and a maximum ratio of unsecured indebtedness to unencumbered asset value. In order to continue to have access to amounts available under the Amended Credit Agreement, the Company must remain in compliance with all of that agreement's covenants. As of June 30, 2021, we are in compliance with the financial covenants of our debt agreements.

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
The fair value of Cash and cash equivalents, Rent and other receivables, Construction costs payable, Dividends payable and Accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these financial

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

instruments. The carrying value, exclusive of deferred financing costs, for the revolving credit facilities and the floating rate term loans approximate estimated fair value as of June 30, 2021 and December 31, 2020, due to the floating rate nature of the interest rates and the stability of our credit ratings.
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

The carrying value and fair value of other financial instruments are as follows (in millions):

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt:
Variable Rate Debt:
Revolving Credit Facility	$—	$—	$432.9	$432.9
2023 Term Loan Facility	100.0	100.0	100.0	100.0
2025 Term Loan Facility	700.0	700.0	700.0	700.0
Fixed Rate Debt:
2024 Notes - 2.900%(1)	599.4	633.6	599.3	640.7
2027 Notes - 1.450%(1)	593.3	597.5	612.6	619.9
2028 Notes - 1.125%(1)	586.1	582.5	—	—
2029 Notes - 3.450%(1)	598.5	637.0	598.4	644.1
2030 Notes - 2.150%(1)	395.6	381.0	395.3	388.6
Derivative Contracts:
Cross Currency Swaps Liability(2)	35.3	35.3	52.2	52.2
Interest Rate Swap Liability(2)	5.1	5.1	7.0	7.0
Equity Investments carried at Fair Value:
GDS equity investment(3)	—	—	44.2	44.2
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

For derivatives designated as "cash flow" hedges, the change in the fair value of the derivative is initially reported in Other comprehensive income ("OCI") in our Condensed Consolidated Statements of Comprehensive Income and subsequently reclassified into Gain (loss) when the hedged transaction affects earnings, or the hedging relationship is no longer highly effective. We assess the effectiveness of each hedging relationship whenever financial statements are issued, or earnings are reported and at least every three months. We also use derivatives, such as foreign currency swaps, that are not designated as hedges to manage foreign currency exchange rate risks. The changes in fair values of these derivatives that were not designated or did not qualify as hedging instruments are immediately, recognized in earnings within the line item Foreign currency and derivative gains (losses), net in the Condensed Consolidated Statements of Operations.

The following table summarizes the Company's derivative positions as of June 30, 2021 and December 31, 2020, (in millions):

				June 30, 2021		December 31, 2020
	Maturity Date	Notional Amount	Hedged Risk	Asset	Liability	Asset	Liability
Designated derivatives
Cross Currency Swaps
EUR - USD	3/29/2023	$250.0	Net investment hedge	$—	$17.6	$—	$26.0
EUR - USD	3/29/2023	250.0	Net investment hedge	—	17.7	—	26.2

Interest Rate Swaps
USD Libor	3/29/2023	300.0	Interest rate hedge - Float to fixed	—	5.1	—	7.0

Total				$—	$40.4	$—	$59.2

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

As of June 30, 2021, the Company has two cross-currency EUR/USD contracts to sell $500.0 million and purchase €450.7 million maturing in March 2023 representing a fair value liability of $35.3 million reported in Other liabilities. As of December 31, 2020, our cross-currency swaps were designated as net investment hedges with a fair value liability of $52.2 million reported in Other liabilities.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

The Company recognized gains of $4.5 million for the six months ended June 30, 2020 on undesignated cross-currency contracts which were recognized in Foreign currency and derivative gains (losses), net in the Condensed Consolidated Statements of Operations.

Interest Rate Swaps

On September 3, 2019, the Company entered into a floating-fixed interest rate swap agreement to convert $300.0 million of variable interest rate debt of the 2023 Term Loan Facility to 1.19% fixed rate debt to hedge the risk of changes in cash flows attributable to USD-LIBOR interest payments. On September 21, 2020, the Company paid down $300.0 million of term loans under the 2023 Term Loan Facility. The $300.0 million floating-fixed interest rate swap remains in place and continues to provide an effective hedge of the risk of changes in cash flows attributable to USD-LIBOR term loans through March 2023. For the three and six months ended June 30, 2021 and 2020, the Company recognized changes in fair value of the interest rate swap in OCI. As of June 30, 2021, the interest rate swap was a liability of $5.1 million reported in Other liabilities. As of December 31, 2020, the interest rate swap was a liability of $7.0 million reported in Other liabilities.

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

The following table presents the effect of our derivative financial instruments on our accompanying condensed consolidated financial statements (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Derivatives in Cash Flow Hedging Relationships
Cross-Currency and Interest Rate Swaps:
Amount of gain (loss) recognized in OCI for derivatives	$(5.0)	$(9.5)	$(18.9)	$(10.6)
Amount of gain (loss) reclassified from Accumulated OCI for derivatives (1)	$(0.8)	$0.5	$(1.6)	$0.9
(1) - Gains and (losses) are recognized in Interest expense, net.

During the next 12 months, we estimate that based on current prevailing interest rates that losses of approximately $3.2 million will be reclassified from "Accumulated OCI" to Net income.

11. Stockholders' Equity
During the second quarter of 2021, the Company entered into sales agreements pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate sales price of up to $750.0 million (the "2021 ATM Stock Offering Program"). The 2021 ATM Stock Offering Program replaced a prior program. During the three months ended June 30, 2021, the Company entered into forward agreements for 3.0 million common shares for estimated net proceeds of approximately $232.0 million, subject to adjustment for a floating interest rate factor and scheduled dividends. During the three months ended June 30, 2020, the Company entered into forward agreements for 4.2 million common shares for estimated net proceeds of approximately $296.1 million, subject to adjustment for a floating interest rate factor and scheduled dividends.

During the six months ended June 30, 2021, the Company settled forward agreements entered into in May 2020 totaling 2.7 million common shares at an average price of $68.25 for proceeds of $190.8 million, net of expenses. During the six months ended June 30, 2020, the Company settled forward agreements totaling 1.6 million common shares at an average price of $60.24 for proceeds of $96.5 million, net of expenses. As of June 30, 2021, there was approximately $513.4 million under the 2021 ATM Stock Offering Program available for future offerings. At June 30, 2021, the Company had approximately 124.0 million shares of common stock outstanding.

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Forward Sales

The Company currently expects to fully physically settle the remaining forward equity sale agreements by June 2022 and receive cash proceeds upon one or more settlement dates at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreements, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreements multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread and (ii) scheduled dividends during the terms of the agreements.
The following table represents a summary of forward sale of equity of our common stock for the six months ended June 30, 2021 (in millions):

Offering Program	Forward Shares Sold/(Settled)	Net Proceeds Received	Remaining Proceeds Available(1)
Total at December 31, 2020	6.8	$—	$484.7
Forward adjustments	—	—	(6.6)
May 2020 Forward Offering settlement	(1.4)	95.3	(95.3)
May 2020 Forward Offering settlement	(1.3)	95.5	(95.5)
May 2021 Forward Offering - Sales	0.3		22.7
June 2021 Forward Offering - Sales	1.6		117.6
June 2021 Forward Offering - Sales	1.1		91.7
Total at June 30, 2021	7.1	$190.8	$519.3

(1) As of June 30, 2021, the total estimated proceeds, net of adjustments for (i) a floating interest rate factor equal to a specified daily rate less a spread and (ii) scheduled dividends adjustments is $519.3 million subject to further adjustment when the forward offerings are settled as described above.

Dividends

During the six months ended June 30, 2021 and 2020, regular dividends were paid to our stockholders of $1.02 and $1.00 per common share, respectively, totaling $124.7 million and $116.1 million, respectively. On July 28, 2021, the Company announced a cash dividend of $0.52 per common share payable on October 8, 2021, to stockholders of record at the close of business on September 24, 2021.

12. Stock-Based Compensation
Stock Plans

The board of directors of CyrusOne Inc. adopted the 2012 Long-Term Incentive Plan ("LTIP"), prior to the IPO, which was amended and restated on May 2, 2016 and February 18, 2019. The LTIP is administered by the compensation committee of the board of directors. Awards issuable under the LTIP include common stock, restricted stock, restricted stock units, stock options, LTIP Units (as described below) and other incentive awards. CyrusOne Inc. has reserved a total of 8.9 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. The related stock compensation expense incurred by CyrusOne Inc. is allocated to the operating partnership. Shares available under the LTIP as of June 30, 2021 were approximately 4.0 million. Shares vest according to each agreement and as long as the employee remains employed with the Company. The Company has granted awards with time-based vesting and market-based vesting features.

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

Total stock-based compensation expense was $4.3 million and $8.7 million for the three and six months ended June 30, 2021, respectively, and $3.3 million and $7.0 million for the three and six months ended June 30, 2020, respectively.

The following tables summarize the unvested restricted stock, restricted stock units, stock options and LTIP Units activity and the weighted average fair value of these shares at the date of grant for the six months ended June 30, 2021 and 2020 (market-based awards are reflected at the target amount of the grant):

Restricted Stock ("RS")

	2021		2020
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding January 1,	118,233	$74.12	16,681	$52.46
Granted	85,864	73.88	14,973	70.15
Exercised	(21,436)	71.74	(16,681)	52.46
Forfeited	(2,189)	69.52	—	—
Outstanding June 30,	180,472	$74.34	14,973	$70.15

Time-based RS outstanding	168,187	$72.72	14,973	$70.15
Market-based RS outstanding	12,285	$96.60	—	$—

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

Restricted Stock Units ("RSUs")

	2021		2020
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	484,890	$66.66	646,619	$55.80
Granted	19,723	69.80	183,175	78.80
TSR and other adjustments(a)	106,628	92.67	164,071	91.32
Exercised	(368,874)	61.43	(295,738)	84.56
Forfeited	(7,090)	61.77	(91,321)	50.03
Outstanding June 30,	235,277	$87.05	606,806	$59.20

Time-based RSUs outstanding	135,611	$62.70	285,534	$59.62
Market-based RSUs outstanding	99,666	$120.18	321,272	$58.83
(a) TSR adjustments represent the incremental shares earned for the TSR performance metric exceeding target and resulting in 200% payout for the 2018 LTIP Performance Awards.

Stock Options

	2021		2020
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding January 1,	97,801	$30.87	375,086	$31.64
Granted	—	—	—	—
Exercised	(95,196)	31.07	(218,064)	32.23
Forfeited	—	—	—	—
Outstanding June 30,	2,605	$23.58	157,022	$30.83

Time-based stock options outstanding	—	$—	133,691	$32.10
Market-based stock options outstanding	1,881	$23.58	19,155	$23.58
Performance-based stock options outstanding	724	$23.58	4,176	$23.58
LTIP Units

	2021		2020
	LTIP Units	Weighted Average Grant Date Fair Value	LTIP Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	—	$—	—	$—
Granted	149,061	83.15	—	—
Exercised	—	—	—	—
Forfeited	(1,736)	64.52	—	—
Outstanding June 30,	147,325	$83.37	—	$—

Time-based LTIP Units outstanding	58,212	$65.41	—	$—
Market-based LTIP Units outstanding	89,113	$95.10	—	$—

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

CyrusOne Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
(in millions of dollars, except per share)

The following table reflects the computation of basic and diluted Net income per share for the three and six months ended June 30, 2021 and 2020:

IN MILLIONS, except per share amounts
	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net income	$7.4	$7.4	$45.0	$45.0	$25.6	$25.6	$59.7	$59.7
Less: Restricted stock dividends	(0.1)	(0.1)	(0.1)	(0.1)	(0.3)	(0.3)	(0.3)	(0.3)
Net income available to stockholders	$7.3	$7.3	$44.9	$44.9	$25.3	$25.3	$59.4	$59.4
Denominator:
Weighted average common outstanding - basic	122.6	122.6	115.3	115.3	121.5	121.5	115.1	115.1
Performance-based restricted stock and units		—		0.1		0.1		0.2
Dilutive forward shares		0.1		0.3		—		0.1
Weighted average shares outstanding - diluted		122.7		115.7		121.6		115.4
EPS:
Net income per share - basic	$0.06		$0.39		$0.21		$0.52
Effect of dilutive shares:
Net income per share - diluted		$0.06		$0.39		$0.21		$0.52

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

Standby Letters of Credit

As of June 30, 2021, the Company had outstanding letters of credit of $8.4 million as security for obligations under the terms of its lessee agreements.

Performance Guarantees

Customer contracts generally require specified levels of performance related to uninterrupted service and cooling temperatures and delivery of data center spaces at specified dates. If these performance standards are not met, the Company could be obligated to issue billing credits to the customer. Management assesses the probability that a performance standard will not be achieved. We recognized contingent losses of $0.4 million and $0.3 million for performance guarantees for the six months ended June 30, 2021 and 2020, respectively.

Purchase Commitments

The Company has entered into non-cancellable contracted commitments for construction of data center facilities and acquisition of equipment. As of June 30, 2021, these commitments were approximately $162.0 million and are expected to be incurred over the next one to two years. In addition, the Company has entered into equipment and electricity power contracts, which require minimum purchase commitments for power. These agreements range from one to two years and provide for payments for early termination or require minimum payments for the remaining term. As of June 30, 2021, the minimum commitments for these arrangements were approximately $54.2 million.

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

Overview
Our Company. We are a fully integrated, self-managed data center real estate investment trust ("REIT") that owns, operates and develops enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Our data centers are generally purpose-built facilities with redundant power and cooling. They are not network specific and enable customer connectivity to a range of telecommunication carriers. We provide mission-critical data center real estate assets that protect and ensure the continued operation of information technology ("IT") infrastructure for approximately 939 customers in 55 data centers, including one data recovery center, in 16 markets (11 cities in the U.S.; London, U.K.; Singapore; Frankfurt, Germany; Amsterdam, The Netherlands and Dublin, The Republic of Ireland).
We continue to monitor the global outbreak of the novel coronavirus (COVID-19) and to take steps to mitigate the potential risks to us posed by the pandemic. We provide a critical service to our customers and are considered an essential business by most governments, and our employees are continuing to operate our data centers. To date, our data center portfolio remains fully operational and we have experienced minimal disruptions in our business, including construction projects. Currently, our supply chain remains fully functional, with redundancy of supply for key operational and construction-related products. We have not been notified by customers of any significant delays in expected implementation timelines. We have taken precautions with regard to employees and facility hygiene, imposed travel restrictions on employees and implemented additional protocols such as social distancing and limiting the number of people at our facilities to protect those required to work on-site at our facilities including employees, customers and vendors and suppliers. Also we have not experienced any significant delays in the collection of revenue and customers requesting relief or other rent concessions have not been significant in number or amount as of this filing. We continue to evaluate recent developments involving COVID-19 cases and monitor developments that impact our business and respond as we believe is warranted.
Our Portfolio
Our 55 data centers, including one recovery center, total 8.3 million Gross Square Feet ("GSF"), of which 83% of the Colocation Square Feet ("CSF") is leased and has 933 megawatts ("MW") of power capacity. This includes 12 buildings where we lease such facilities comprising approximately 11% of our total GSF as of June 30, 2021. Also included in our total GSF, CSF and MW are pre-stabilized assets (which include data halls that have been in service for less than 24 months or are less than 85% leased) with approximately 416,655 GSF and 28% of the CSF is leased with capacity of 50 MW of power.
In addition, we continue to invest primarily in global digital gateway markets and have properties under development comprising approximately 0.8 million GSF and 64 MW of power capacity. The estimated remaining total costs to develop these properties is projected to be between $278.0 million and $358.0 million. The final costs to develop are likely to change depending on several factors including the customer capital improvements required based on the future lease contracts executed on such properties. We also have 493 acres of land available for future data center development.
Operational Overview

The following discussion provides an overview of our capital and financing activity, operations and transactions for the six months ended June 30, 2021 and should be read in conjunction with the full discussion of our operating results, liquidity and capital resources included in this Form 10-Q, as well as the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ending December 31, 2020.

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

Fundamental secular trends for data center real estate have remained strong, including the exponential growth in global data, the growth of e-commerce and demand for outsourcing of data storage and cloud-based applications. Large cloud-based demand, in particular, is strong in the U.S. and Europe. The favorable trends have attracted new capital funding for multiple data center platforms, including both public and private companies, leading to significant increases in supply in most major markets in which we operate. While demand remains robust, the supply outlook has led to pricing pressure in some markets, particularly with large hyperscale customers that are driving an increase in demand, which we expect to continue in 2021. Recent improvements in general economic growth in the U.S. and Europe in first six months of 2021 have been positive, however uncertainty remains as the COVID-19 pandemic continues, which could result in declines in economic growth in markets where we operate. More generally, in response to the pandemic, government economic support to businesses and individuals impacted by the pandemic may not continue or be effective at alleviating the abrupt economic deterioration experienced to date, and both the short-term and long-term impact of these actions on economic growth remains uncertain. As a result, the impact of the current state of the economies where we do business on our company is unknown.

In terms of capital investment, we will continue to pursue selective development of new data centers primarily in global digital gateway markets where we project demand and market rental rates will provide attractive financial returns.

We may, from time to time, selectively dispose of non-strategic assets to recycle capital and enhance long-term growth in earnings and cash flows, as well as to improve the overall quality of our portfolio.

Our access to the investment grade debt capital markets is critical to managing our business. We recently completed senior debt issuances in 2021 and 2020 along with the amendment of our credit facility in 2020 at favorable terms to extend our near-term maturities and reduce our overall borrowing rates. We are committed to maintaining our investment grade ratings and have a strong balance sheet. We anticipate having sufficient liquidity to fund our capital and operating expenses, including costs to maintain our properties and distributions, though we may finance investments, including developments and acquisition, with the issuance of new shares of our common stock, proceeds from asset sales or through additional borrowings. Please see "Financial Condition, Liquidity and Capital Resources" for additional discussion.
Inflation

The U.S. and European economies where we operate have experienced low inflation over the last several years, and as a result, inflation has not had a significant impact on our business over this period. Recent indicators of inflation in the U.S. and Europe, however, indicate increases in prices which may impact our costs to construct, build and operate our data centers. Our business may be adversely impacted by inflation as our customer leases generally do not provide for annual increases in rent based on inflation. As a result, we bear the risk of increases in the costs of operating and maintaining our data center facilities. Most of our leases have rent escalators, typically ranging from 1-3% per annum; in addition most of our leases are structured to pass-through the cost of sub-metered utilities. In the future, we expect more of our leases to be structured to pass-through utility costs. In addition, approximately 71% of our leases, based on annualized rent, expire within six years which enables us to replace existing leases with new leases at then existing market rates.

Summary of Significant Transactions and Activities for the Six Months Ended June 30, 2021 and 2020

Real Estate Acquisitions, Development and Other Activities

During the six months ended June 30, 2021, the Company purchased approximately 7 acres of land for future development in Madrid, Spain and Amsterdam, The Netherlands for a cost totaling $17.0 million.

In June 2021, the Company entered into lease amendments for the two data center leases located in London, United Kingdom to extend the lease terms. Per lease modification accounting rules under ASC 842, these leases were classified as finance leases on the modification effective date. Previously these leases were accounted as operating leases. The finance lease asset and liability are presented in Buildings and improvements and Finance lease liabilities in the Condensed Consolidated Balance sheets, respectively.

In March 2020, the Company entered into a 25-year lease comprising a 45,000 square feet building and commenced development of a 27 MW data center in Paris, France which was preleased to a customer.

During the six months ended June 30, 2021, cash capital expenditures were $361.7 million, of which $355.2 million related to the development and construction of data centers. We continue to make a significant investment to build and develop data centers which will require additional capital investment. The expansion and development of additional power capacity and building square feet during the six months ended June 30, 2021 primarily related to development in key markets, primarily in Northern Virginia, Dublin, Paris, Frankfurt, Phoenix, San Antonio, Somerset, Madrid and London.

Capital and Financing Activity

Financing Activity

Credit Facilities

As of June 30, 2021, we had $800.0 million outstanding under the Amended Credit Agreement (as defined below) and $2,772.9 million of senior notes. For more information, see Note 9, Debt.

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
Senior debt

On May 26, 2021, CyrusOne Europe Finance DAC closed an offering of €500.0 million aggregate principal amount of 1.125% senior notes due May 2028 (the “2028 Notes”).

On January 22, 2020, CyrusOne LP and CyrusOne Finance Corp. closed an offering of €500.0 million aggregate principal amount of 1.450% senior notes due January 2027 (the “2027 Notes”).

Capital Activity

During the three months ended June 30, 2021, the Company settled forward agreements entered into in May 2020 totaling 1.3 million common shares at an average price of $69.87 for proceeds of $95.5 million, net of expenses.

During the second quarter of 2021, the Company entered into sales agreements pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate sales price of up to $750.0 million (the "2021 ATM Stock Offering Program"). The 2021 ATM Stock Offering Program replaced a prior program. During the three months ended June 30, 2021, the Company entered into forward agreements for 3.0 million common shares for estimated net proceeds of approximately $232.0 million, subject to adjustment for a floating interest rate factor and scheduled dividends. During the three months ended June 30, 2020, the Company entered into forward agreements for 4.2 million common shares for estimated net proceeds of approximately $296.1 million, subject to adjustment for a floating interest rate factor and scheduled dividends.

The Company currently expects to fully physically settle the remaining forward equity sale agreements by June 2022 and receive cash proceeds upon one or more settlement dates at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreements, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreements multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread and (ii) scheduled dividends during the terms of the agreements.
As of June 30, 2021, there was $513.4 million under the 2021 ATM Stock Offering Program available for future offerings.

Concentration of Revenue

We define our annualized backlog as the twelve-month recurring revenue (calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”)) for executed lease contracts achieved upon full occupancy which have not commenced as of the end of a period. Our backlog as of June 30, 2021 and December 31, 2020 was approximately $129.1 million and $101.0 million, respectively. During the six months ended June 30, 2021, one customer represented 19% of our revenue. We expect 59% of our backlog lease contracts to commence in the second half of 2021 and 41% in 2022 and thereafter. Because GAAP revenue for any period is generally a function of straight-line revenue recognized from lease contracts in existence at the beginning of a period, as well as lease contract renewals and new customer lease contracts commencing during the period, backlog as of any period is not necessarily indicative of near-term performance. Our definition of backlog may differ from other companies in our industry.

Results of Operations
Three and Six Months Ended June 30, 2021, Compared to Three and Six Months Ended June 30, 2020:

IN MILLIONS, except share and per share data
	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue:
Colocation rent	$224.8	$207.5	$17.3	8%	$445.1	$411.5	$33.6	8.2%
Metered power reimbursements	53.0	37.1	15.9	43%	126.1	71.9	54.2	75.4%
Equipment sales	2.1	6.9	(4.8)	(70)%	2.6	9.4	(6.8)	(72.3)%
Other revenue	4.7	4.9	(0.2)	(4)%	9.4	9.5	(0.1)	(1.1)%
Total revenue	284.6	256.4	28.2	11%	583.2	502.3	80.9	16.1%

Operating expenses:
Property operating expenses	121.8	99.0	22.8	23%	257.6	191.6	66.0	34.4%
Sales and marketing	3.7	3.8	(0.1)	(3)%	7.5	8.5	(1.0)	(11.8)%
General and administrative	16.6	20.3	(3.7)	(18)%	39.6	47.2	(7.6)	(16.1)%
Depreciation and amortization	123.7	109.7	14.0	13%	245.1	217.8	27.3	12.5%
Transaction, acquisition, integration and other related expenses	0.1	0.1	—	n/m	0.2	0.5	(0.3)	(60.0)%
Impairment losses and loss on asset disposals	0.1	2.4	(2.3)	(96)%	0.6	2.4	(1.8)	(75.0)%
Total operating expenses	266.0	235.3	30.7	13%	550.6	468.0	82.6	17.6%
Operating income	18.6	21.1	(2.5)	n/m	32.6	34.3	(1.7)	(5.0)%
Interest expense, net	(14.8)	(13.9)	(0.9)	6%	(29.9)	(29.9)	—	n/m
Gain on marketable equity investment	—	50.4	(50.4)	(100)%	2.4	65.1	(62.7)	(96.3)%
Loss on early extinguishment of debt	—	—	—	n/m	—	(3.4)	3.4	(100.0)%
Foreign currency and derivative gains (losses), net	1.4	(13.9)	15.3	(110)	16.8	(8.8)	25.6	n/m
Other (expense) income	(0.1)	0.1	(0.2)	n/m	(0.2)	—	(0.2)	n/m
Net income before income taxes	5.1	43.8	(38.7)	(88)	21.7	57.3	(35.6)	(62.1)%
Income tax benefit	2.3	1.2	1.1	92%	3.9	2.4	1.5	n/m
Net income	$7.4	$45.0	$(37.6)	(84)	$25.6	$59.7	$(34.1)	(57.1)%
Operating gross margin	6.5%	8.2%		(21)	5.6%	6.8%		(17.6)%
Capital expenditures:(1)
Investment in real estate	$182.4	$255.1	$(72.7)	(28)%	$355.2	$448.1	$(92.9)	(20.7)%
Recurring capital expenditures	3.9	6.4	(2.5)	(39)%	6.5	9.9	(3.4)	(34.3)%
Total	$186.3	$261.5	$(75.2)	(29)%	$361.7	$458.0	$(96.3)	(21.0)%
Metrics information:
CSF(2)	4,888,627	4,426,664	461,963	10%	4,888,627	4,426,664	461,963	10.4%
Leased rate(3)	83%	83%	—%	n/m	83%	83%	—%	n/m
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

The three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Operations
As of June 30, 2021, we had approximately 939 customers, many of which have leases at multiple locations. Our recurring revenues consist of rental revenue for colocation space and metered power reimbursements based upon customers with leases, and our nonrecurring revenues consist of equipment sales and installation services based on contracts with customers. We provide customers with data center services pursuant to leases with initial terms ranging from three to ten years. As of June 30, 2021, the weighted average remaining term was 3.8 years based upon annualized rent. Lease expirations through 2023, excluding month-to-month leases, represent 30% of our total GSF, or 42% of our aggregate annualized rent as of June 30, 2021. At the end of the lease term, customers may allow the contract to expire, sign a new lease or automatically renew pursuant to the terms of their lease. The automatic renewal period could be for varying lengths, depending on the terms of the contract, such as, for the original lease term, one year or month-to-month. As of June 30, 2021, 2% of our GSF was subject to month-to-month leases.

Revenue

For the three months ended June 30, 2021, revenue was $284.6 million, an increase of $28.2 million, or 11.0% compared to $256.4 million for the three months ended June 30, 2020. Revenue increased $3.9 million for the three months ended June 30, 2021 compared to the same period in 2020 due to favorable currency translation. Fluctuations in revenue are dependent upon our ability to maintain our existing revenue base, sell new capacity, and maintain or increase rental rates at our properties. Recurring rent churn percentage of 0.8% for the three months ended June 30, 2021 decreased by 0.3% as compared to the 1.1% for the three months ended June 30, 2020. The Company calculates recurring rent churn percentage as any reduction in recurring rent due to customer terminations, service reductions or net pricing decreases as a percentage of rent at the beginning of the period, excluding any impact from metered power reimbursements or other usage-based billing.

CSF increased 10% at June 30, 2021 as compared to June 30, 2020. Leased CSF as of June 30, 2021 and 2020 was 83% and 83%, respectively. CSF Occupied as of June 30, 2021 and 2020 was 82% and 83%, respectively.

Revenue increased $28.2 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020 primarily due to the following:
•$18.7 million increase in colocation rent, primarily due to a $26.7 million increase for new leasing at completed developments at U.S. and European properties, partially offset by $8.0 million of rent churn related to expired leases;
•$15.9 million increase in metered power reimbursements primarily due to new leasing and higher usage; and
•$1.1 million increase in interconnection revenue; partially offset by
•$4.8 million decrease in equipment sales and associated installation services with one significant customer during the three months ended June 30, 2020; and
•$2.7 million of lower termination fees and other revenue.

Operating Expenses

Property operating expenses

For the three months ended June 30, 2021, Property operating expenses were $121.8 million, an increase of $22.8 million, or 23.0%, compared to $99.0 million for the three months ended June 30, 2020, primarily due to the following:
•$27.6 million increase in property operating expenses primarily due to increases in electricity, repair and maintenance, personnel costs, contract services, rent and taxes and insurance related to the expansion at existing properties and newly developed properties placed in service in the U.S. and Europe; partially offset by
•$4.8 million decrease in equipment cost of sales due to lower equipment sales volume associated with one significant customer during the current quarter.

Sales and marketing expenses

For the three months ended June 30, 2021, Sales and marketing expenses were $3.7 million, a decrease of $0.1 million, or 2.6%, compared to $3.8 million for the three months ended June 30, 2020.

General and administrative expenses

For the three months ended June 30, 2021, General and administrative expenses were $16.6 million, a decrease of $3.7 million, or 18.2%, compared to $20.3 million for the three months ending June 30, 2020, primarily due to the following:
•$3.6 million decrease in legal fees primarily due to the receipt of proceeds from the resolution and settlement of certain litigation; and
•$1.2 million decrease in other general and administrative expenses; partially offset by
•$0.9 million increase in employee related and stock compensation expense primarily due to new grants; and
•$0.2 million increase in license fees and support for information systems.

Depreciation and amortization expense

For the three months ended June 30, 2021, Depreciation and amortization expense was $123.7 million, an increase of $14.0 million, or 12.8%, compared to $109.7 million for the three months ending June 30, 2020. This increase was primarily driven by asset additions that were placed in service after the second quarter of 2020. Since June 30, 2020, approximately $1,034.1 million of new data center assets have been placed in service. Depreciation and amortization expense is expected to increase in future periods as we complete the development of properties and installation of equipment and facilities to support our operations.

Non-Operating Income and Expenses

Interest expense, net

For the three months ended June 30, 2021, Interest expense, net was $14.8 million, an increase of $0.9 million, or 6.5%, as compared to $13.9 million for the three months ending June 30, 2020, primarily due to the following:
•$0.8 million increase related to cash settlements on cross currency and interest rate swaps;
•$0.5 million increase primarily due to a $344.2 million increase in average debt outstanding; and
•$0.1 million increase due to lower capitalized interest as a result of the Company's lower overall average interest rate; partially offset by
•$0.5 million decrease related to an increase in interest income primarily due to interest on a sales tax refund.

We anticipate drawing on our Revolving Credit Facility to fund, in part, our capital requirements for investments in data centers and other capital expenditures, accordingly, we anticipate our interest expense to increase in future periods.

Gain on marketable equity investment

For the three months ended June 30, 2020, the Gain on our marketable equity investment in GDS Holdings Limited ("GDS") was $50.4 million. See Note 7, Equity Investments, for information related to our accounting for our equity investment in GDS.

Foreign currency and derivative gains (losses), net

Foreign currency and derivative gains (losses), net were a gain of $1.4 million and a loss of $13.9 million for the three months ended June 30, 2021 and June 30, 2020, respectively, as a result of the translation adjustment on our undesignated EURO denominated borrowings.

The six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Revenue

For the six months ended June 30, 2021, revenue was $583.2 million, an increase of $80.9 million, or 16.1% compared to $502.3 million for the six months ended June 30, 2020. Revenue increased $7.0 million for the six months ended June 30, 2021 compared to the same period in 2020 due to favorable currency translation. Fluctuations in revenue are dependent upon our ability to maintain our existing revenue base, sell new capacity, and maintain or increase rental rates at our properties. Recurring rent churn percentage of 2.6% for the six months ended June 30, 2021 increased by 0.5% as compared to the 2.1% for the six months ended June 30, 2020. The Company calculates recurring rent churn percentage as any reduction in recurring rent due to customer terminations, service reductions or net pricing decreases as a percentage of rent at the beginning of the period, excluding any impact from metered power reimbursements or other usage-based billing.

The revenue increase of $80.9 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020 is primarily due to the following:
•$54.2 million increase in metered power reimbursements primarily due to a $27.7 million increase from Winter Storm Uri in Texas and $26.5 million due to new leasing and higher usage;
•$33.5 million increase in colocation rent, primarily due to a $51.2 million increase for new leasing at completed developments at U.S. and European properties, partially offset by $17.7 million of rent churn related to expired leases; and
•$2.4 million increase in interconnection revenue; partially offset by
•$6.8 million decrease in equipment sales and associated installation services with one significant customer during the six months ended June 30, 2020; and
•$2.4 million of lower termination fees and Other revenue.

Operating Expenses

Property operating expenses

For the six months ended June 30, 2021, Property operating expenses were $257.6 million, an increase of $66.0 million, or 34.4%, compared to $191.6 million for the six months ended June 30, 2020, primarily due to the following:
•$72.6 million increase in property operating expenses primarily due to:
◦$57.6 million increase in electricity due to $31.9 million increase from Winter Storm Uri in Texas and $25.7 million increase related to expansion at existing properties and newly developed properties placed in service in the U.S. and Europe; and
◦$15.0 million increase in property operating expenses primarily due to increases in repair and maintenance, personnel costs, contract services, rent and taxes and insurance related to expansion at existing properties and newly developed properties placed in service in the U.S. and Europe; partially offset by
•$6.6 million decrease in equipment cost of sales due to lower equipment sales volume associated with one significant customer during the current period.

Sales and marketing expenses

For the six months ended June 30, 2021, Sales and marketing expenses were $7.5 million, a decrease of $1.0 million, or 11.8%, compared to $8.5 million for the six months ended June 30, 2020, primarily due to lower personnel costs as a result of changes in the organization structure, decline in travel expenses as company travel has been restricted since March 2020 as a result of the pandemic, lower advertising and lower professional and consulting fees.

General and administrative expenses

For the six months ended June 30, 2021, General and administrative expenses were $39.6 million, a decrease of $7.6 million, or 16.1%, compared to $47.2 million for the six months ending June 30, 2020, primarily due to the following:
•$7.0 million decrease in personnel costs including severance due to the departure of our Chief Executive Officer in the prior year period and a general reduction in force;
•$1.5 million decrease in legal fees primarily due to the receipt of proceeds from the resolution and settlement of certain litigation; and
•$0.4 million decrease in other general and administrative expenses; partially offset by
•$0.8 million increase in license fees and support for information systems; and
•$0.5 million increase employee related stock-based compensation primarily related to new grants.

Depreciation and amortization expense

For the six months ended June 30, 2021, Depreciation and amortization expense was $245.1 million, an increase of $27.3 million, or 12.5%, compared to $217.8 million for the six months ending June 30, 2020. This increase was primarily driven by asset additions that were placed in service after the second quarter of 2020. Since June 30, 2020, approximately $1,034.1 million of new data center assets have been placed in service. Depreciation and amortization expense is expected to increase in future periods as we complete the development of properties and installation of equipment and facilities to support our operations.

Non-Operating Income and Expenses

Interest expense, net

For the six months ended June 30, 2021 and June 30, 2020, Interest expense, net was $29.9 million. The following activity occurred during the period:
•$4.5 million decrease due to the repayment of a portion of the Amended Credit Agreement which decreased interest expense by $10.8 million, partially offset by a $381.5 million increase in average debt outstanding which increased interest expense by $6.3 million;
•$0.4 million decrease related to an increase in interest income primarily due to interest on a sales tax refund; offset by
•$3.8 million increase related to cash settlements on cross currency and interest rate swaps; and
•$1.1 million increase due to lower capitalized interest as a result of the Company's lower overall average interest rate.

We anticipate drawing on our Revolving Credit Facility to fund, in part, our capital requirements for investments in data centers and other capital expenditures, accordingly, we anticipate our interest expense to increase in future periods.

Gain on marketable equity investment

For the six months ended June 30, 2021, the Gain on our marketable equity investment in GDS was $2.4 million, a decrease of $62.7 million, compared to $65.1 million for the six months ended June 30, 2020. The decrease was primarily the result of our disposition of our remaining investment in GDS in January 2021. See Note 7, Equity Investments, for information related to our accounting for our equity investment in GDS.

Loss on early extinguishment of debt

In March 2020, the Company entered into an amendment to its credit agreement resulting in a Loss on early extinguishment of debt of $3.4 million primarily due to the expensing of deferred financing costs related to the repayment of the $3.0 Billion Credit Facility.

Foreign currency and derivative gains (losses), net

For the six months ended June 30, 2021, Foreign currency and derivative gains (losses), net were a $16.8 million gain as a result of the translation adjustment on our undesignated EURO denominated borrowings. For the six months ended June 30, 2020, Foreign currency and derivative gains (losses), net were an $8.8 million loss which was primarily the result of gains from the settlement of our Euro/USD cross-currency swap that were not designated as hedges and changes in the fair value were immediately recognized in earnings.

Significant Balance Sheet Fluctuations

The table below relates to significant fluctuations in certain line items of our Condensed Consolidated Balance Sheets from December 31, 2020 to June 30, 2021 (in millions):

	June 30, 2021	December 31, 2020	Difference
Total investment in real estate, net	$5,541.0	$5,265.5	$275.5
Equity investments	30.0	67.1	(37.1)
Revolving Credit Facility	—	432.9	(432.9)
Additional paid in capital	3,731.3	3,537.3	194.0

The increase in Total investment in real estate, net was primarily due to the development of data centers in Northern Virginia, Dublin, Paris, Frankfurt, Phoenix, San Antonio, Somerset, Madrid and London. Land purchases for future development were made in Madrid, Spain and Amsterdam, The Netherlands.

The decrease in Equity investments was primarily due to the disposition of our investment in GDS in January 2021.

The decrease in borrowing under the Revolving Credit Facility was primarily due to the proceeds from the 2028 Notes being used to pay down the EUR Revolver and a portion of the proceeds from the settlement of the forward sales agreement being used to pay down borrowings on the GBP Revolver under the Revolving Credit Facility.

The increase in Additional paid in capital was primarily due to proceeds from the forward sales of the Company's common stock pursuant to the 2021 ATM Stock Offering Program and the prior program.

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

We calculate FFO as Net income computed in accordance with GAAP before Real estate depreciation and amortization and Impairment losses and loss on asset disposals. While it is consistent with the definition of FFO promulgated by the National Association of Real Estate Investment Trusts ("NAREIT"), our computation of FFO may differ from the methodology for calculating FFO used by other REITs. Accordingly, our FFO may not be comparable to others.

We calculate Normalized FFO as FFO adjusted for Loss on early extinguishment of debt; Gain on marketable equity investment; Foreign currency and derivative (gains) losses, net; Amortization of tradenames; Transaction, acquisition, integration and other related expenses; Cash severance and management transition costs; Severance-related stock compensation costs; and Legal claim costs. We believe our Normalized FFO calculation provides a comparable measure between different periods. Other REITs may not calculate Normalized FFO in the same manner, accordingly, our Normalized FFO may not be comparable to others.

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

The following table reflects the reconciliation of GAAP net income to FFO and Normalized FFO for the three and six months ended June 30, 2021 and 2020 (amounts in millions):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Net income	$7.4	$45.0	$(37.6)	(84)%	$25.6	$59.7	$(34.1)	(57.1)%
Real estate depreciation and amortization	121.5	107.5	14.0	13%	240.5	213.3	27.2	12.8%
Impairment losses and loss on asset disposals	0.1	2.4	(2.3)	(96)%	0.6	2.3	(1.7)	(73.9)%
Funds from Operations ("FFO") - NAREIT defined	$129.0	$154.9	$(25.9)	(17)%	$266.7	$275.3	$(8.6)	(3.1)%
Loss on early extinguishment of debt	—	—	—	n/m	—	3.4	(3.4)	(100.0)%
Gain on marketable equity investment	—	(50.4)	50.4	(100)%	(2.4)	(65.1)	62.7	(96.3)%
Foreign currency and derivative (gains) losses, net	(1.4)	13.9	(15.3)	(110)%	(16.8)	8.8	(25.6)	n/m
Amortization of tradenames	0.3	0.3	—	n/m	0.6	0.6	—	n/m
Transaction, acquisition, integration and other related expenses	0.1	0.1	—	n/m	0.2	0.6	(0.4)	(66.7)%
Cash severance and management transition costs	—	—	—	n/m	(0.1)	6.8	(6.9)	(101.5)%
Severance-related stock compensation costs	—	—	—	n/m	—	0.1	(0.1)	(100.0)%
Legal claim costs	(4.9)	0.1	(5.0)	n/m	(4.9)	0.2	(5.1)	n/m
Normalized Funds from Operations ("Normalized FFO")	$123.1	$118.9	$4.2	4%	$243.3	$230.7	$12.6	5.5%
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

We calculate NOI as Net income, adjusted for Sales and marketing expenses, General and administrative expenses, Depreciation and amortization expenses, Transaction, acquisition, integration and other related expenses, Interest expense, net, Gain on marketable equity investment, Loss on early extinguishment of debt, Impairment losses and loss on asset disposals, Foreign currency and derivative (gains) losses, net, Other expense (income) and Income tax benefit. Amortization of deferred leasing costs is presented in Depreciation and amortization expenses, which is excluded from NOI. Sales and marketing expenses are not property-specific, rather these expenses support our entire portfolio. As a result, we have excluded these Sales and marketing expenses from our NOI calculation, consistent with the treatment of General and administrative expenses, which also support our entire portfolio. Because the calculation of NOI excludes various expenses, the utility of NOI as a measure of our performance is limited. Other REITs may not calculate NOI in the same manner. Accordingly, our NOI may not be comparable to others. Therefore, NOI should be considered only as a supplement to Net income presented in accordance with GAAP as a measure of our performance. NOI should not be used as a measure of our liquidity or as indicative of funds available to fund our cash needs, including our ability to pay dividends and make distributions. NOI also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

The following table reflects the reconciliation of Net income to NOI for the three and six months ended June 30, 2021 and 2020 (amounts in millions):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Net income	$7.4	$45.0	$(37.6)	n/m	$25.6	$59.7	$(34.1)	(57.1)%
Sales and marketing expenses	3.7	3.8	(0.1)	(3)%	7.5	8.5	(1.0)	(11.8)%
General and administrative expenses	16.6	20.3	(3.7)	(18)%	39.6	47.2	(7.6)	(16.1)%
Depreciation and amortization expenses	123.7	109.7	14.0	13%	245.1	217.8	27.3	12.5%
Transaction, acquisition, integration and other related expenses	0.1	0.1	—	n/m	0.2	0.5	(0.3)	(60.0)%
Interest expense, net	14.8	13.9	0.9	6%	29.9	29.9	—	n/m
Gain on marketable equity investment	—	(50.4)	50.4	(100)%	(2.4)	(65.1)	62.7	(96.3)%
Loss on early extinguishment of debt	—	—	—	n/m	—	3.4	(3.4)	(100.0)%
Impairment losses and loss on asset disposals	0.1	2.4	(2.3)	(96)	0.6	2.4	(1.8)	(75.0)%
Foreign currency and derivative (gains) losses, net	(1.4)	13.9	(15.3)	n/m	(16.8)	8.8	(25.6)	n/m
Other expense (income)	0.1	(0.1)	0.2	n/m	0.2	—	0.2	n/m
Income tax benefit	(2.3)	(1.2)	(1.1)	92%	(3.9)	(2.4)	(1.5)	62.5%
Net Operating Income	$162.8	$157.4	$5.4	3%	$325.6	$310.7	$14.9	4.8%

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
Short-term Liquidity

The effects of the COVID-19 pandemic continue to evolve rapidly. While the impact of COVID-19 on certain operating and administrative costs for the three and six months ended June 30, 2021 was not material, we have incurred additional general and administrative and maintenance costs to operate our data centers and offices. We expect these costs will continue in the future, however, the extent to which these costs continue or increase will depend on factors that are uncertain and unpredictable at this time, including federal, state, and local regulations as well as the duration and severity of the pandemic. While the pandemic may impact our cash flows from customers, the extent and duration of that impact is also uncertain and unpredictable at this time. Some of our customers have communicated that the COVID-19 pandemic has disrupted their businesses, which is impacting their ability to pay rent on time and they have requested extended payment terms and rent abatement, which may impact the timing and amount of rent we collect in the future. For the six months ended June 30, 2021, the impact of the pandemic on rent concessions and collections of rent has not been significant.

As previously discussed, metered power reimbursements increased $54.2 million for the six months ended June 30, 2021, as compared the corresponding period in 2020, primarily due to a $27.7 million increase from Winter Storm Uri in Texas. Certain customers have received billings with significant increases, which may impact their ability to pay and if they are unable to pay, it could negatively affect our net cash provided by operating activities. As of June 30, 2021, we collected 67% of power billings associated with Winter Storm Uri.

Our short-term liquidity requirements primarily consist of Operating, Sales and marketing, and General and administrative expenses, dividend payments and recurring capital expenditures for our data center properties. We generally expect to meet these requirements from our cash flows from operations, cash balances, availability under our Revolving Credit Facility and settlement of the ATM forward equity sale agreements. For the six months ended June 30, 2021, our cash provided by operating activities was $226.1 million which was $101.4 million more than dividends paid during the six months ended June 30, 2021 of $124.7 million.

Available capacity under the Amended Credit Agreement as of June 30, 2021 was $1,391.6 million related to the Revolving Credit Facility. Total liquidity as of June 30, 2021 was approximately $2,280.6 million, which included the $1,391.6 million available under the Revolving Credit Facility, cash and cash equivalents of $369.7 million and the pro forma impact of the settlement of the forward sale agreements of $519.3 million. At June 30, 2021, we had no borrowings under the Revolving Credit Facility. At June 30, 2020, we had borrowings of $329.8 million under the Revolving Credit Facility.

In May 2021, CyrusOne Europe Finance DAC closed its offering of €500.0 million aggregate principal amount of 1.125% senior notes due May 2028.

In January 2020, CyrusOne LP and CyrusOne Finance Corp. closed their offering of €500.0 million aggregate principal amount of 1.450% senior notes due January 2027.

During the three months ended June 30, 2021, the Company entered into forward agreements for 3.0 million common shares for estimated net proceeds of approximately $232.0 million, subject to adjustment for a floating interest rate factor and scheduled dividends. In addition, during the three months ended June 30, 2020, the Company entered into forward agreements for 4.2 million common shares for estimated net proceeds of approximately $296.1 million, subject to adjustment for a floating interest rate factor and scheduled dividends.

During the six months ended June 30, 2021, the Company settled forward agreements entered into in May 2020 totaling 2.7 million common shares at an average price of $68.25 for proceeds of $190.8 million, net of expenses. In addition, during the six months ended June 30, 2020, the Company settled forward agreements totaling 1.6 million common shares at an average price of $60.24 for proceeds of $96.5 million, net of expenses. As of June 30, 2021, there was approximately $513.4 million under the 2021 ATM Stock Offering Program available for future offerings. At June 30, 2021, the Company had approximately 124.0 million shares of common stock outstanding compared to approximately 116.9 million shares of common stock outstanding at the end of June 30, 2020.

The Company currently expects to fully physically settle the remaining forward equity sale agreements by June 2022 and receive cash proceeds upon one or more settlement dates at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreements, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreements multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread and (ii) scheduled dividends during the terms of the agreements.
The following table represents a summary of forward sale of equity of our common stock for the six months ended June 30, 2021 (in millions):

Offering Program	Forward Shares Sold/(Settled)	Net Proceeds Received	Remaining Proceeds Available(1)
Total at December 31, 2020	6.8	$—	$484.7
Forward adjustments	—	—	(6.6)
May 2020 Forward Offering settlement	(1.4)	95.3	(95.3)
May 2020 Forward Offering settlement	(1.3)	95.5	(95.5)
May 2021 Forward Offering - Sales	0.3		22.7
June 2021 Forward Offering - Sales	1.6		117.6
June 2021 Forward Offering - Sales	1.1		91.7
Total at June 30, 2021	7.1	$190.8	$519.3

(1) As of June 30, 2021, the total estimated proceeds, net of adjustments for (i) a floating interest rate factor equal to a specified daily rate less a spread and (ii) scheduled dividends adjustments is $519.3 million subject to further adjustment when the forward offerings are settled as described above.

Long-term Liquidity

Our long-term liquidity requirements primarily consist of our capital expenditures for the development and acquisition of our data centers. For the six months ended June 30, 2021, our cash capital expenditures were $361.7 million. Our capital expenditures are primarily discretionary, excluding leases under contract, to expand our existing data center properties, acquire or construct new facilities. We intend to continue to develop and expand properties, where we believe there is sufficient demand or have contracted to lease, and are prepared to commit additional resources to support this growth. We expect our total estimated capital expenditures for 2021 to be between $875.0 million and $975.0 million. We expect to meet our long-term liquidity requirements, including development and potential acquisitions, from cash and cash equivalents, cash flows from our operations, issuances of debt and equity securities, and borrowings under our Revolving Credit Facility.

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

As of June 30, 2021, all of our outstanding debt matures from March 2023 to November 2030, with a weighted average of 5.9 years to maturity. We expect to refinance these debts at or before their maturities. Our interest rate mix was 86% fixed and 14% floating.

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
Also as a part of our normal course of business we procure certain data center equipment (generally generators and power distribution units) and electricity power under purchase commitments, where we would be required to purchase certain minimum volumes. In general, we expect to manage these contracts such that the committed volume levels are below our current requirements and at prices that are below current spot market prices. However, if our requirements were to decrease or the spot market prices were to decrease, we could be obligated to complete the remaining minimum purchase commitments, holding the excess equipment for future development or disposing at then current prices. As of June 30, 2021, our aggregate commitments under these contracts is approximately $54.2 million.

Cash Flows
Comparison of Six Months Ended June 30, 2021 and June 30, 2020

Net cash provided by operating activities for the six months ended June 30, 2021 increased $11.9 million to $226.1 million compared to $214.2 million for the six months ended June 30, 2020 due to the following:
•Increases in net cash provided by operating activities of $24.1 million primarily due to the following:
◦$8.8 million increase due to an approximately $83.9 million increase in revenue offset in part by a $75.1 million increase in property operating expenses;
◦$12.8 million decrease in severance and bonus payments; and
◦$2.5 million increase in other cash inflows over the corresponding prior year period; partially offset by
•Decreases in net cash provided by operating activities of $12.2 million primarily due to an increase in interest payments due to interest on the 2027 Notes.

Net cash used in investing activities for the six months ended June 30, 2021 decreased $136.4 million to $317.8 million compared to $454.2 million for the six months ended June 30, 2020 primarily due to reduced capital expenditures for investments in real estate in 2021 compared to 2020, partially offset by an increase in proceeds from the sale of our GDS ADSs.
Investments in real estate

For the six months ended June 30, 2021, our capital expenditures of $361.7 million primarily related to the continued development in key markets, primarily in Northern Virginia, Dublin, Paris, Frankfurt, Phoenix, San Antonio, Somerset, Madrid and London.

For the six months ended June 30, 2020, our capital expenditures of $458.0 million primarily related to development in key markets, primarily in Dublin, Frankfurt, London, the New York Metro area, Northern Virginia, Phoenix, San Antonio and Santa Clara. In addition, included in capital expenditures is land acquired for development of $12.4 million in Frankfurt, Germany.

Equity Investments

During the six months ended June 30, 2021, the Company made capital contributions of approximately $7.1 million to our four unconsolidated ventures in Brazil, Chile, Colombia and Mexico, with ODATA, a Brazilian headquartered company. During the six months ended June 30, 2020, we made capital contributions of approximately $4.7 million to our ODATA investments.

Net cash used in financing activities for the six months ended June 30, 2021 decreased $13.5 million to $219.4 million compared to Net cash provided by financing activities of $232.9 million for the six months ended June 30, 2020 primarily due to the following:
•$99.9 million decrease in proceeds due to a decrease of $152.8 million in net proceeds and repayments on our revolving credit facility offset in part by an increase in proceeds from Senior notes of $52.9 million. See Note 9, Debt, for additional information on the 2027 Notes;
•$8.6 million decrease due to the increase in the dividend rate and the number of common shares outstanding;
•$2.5 million decrease due to tax payments related to exercise of equity awards; and
•$0.9 million decrease due to an increase in payments for finance lease liabilities; partially offset by
•$90.9 million increase in proceeds from the issuance of common stock. The Company settled forward equity agreements totaling 2.7 million shares in the current period and 1.6 million shares in the prior year period; and
•$7.5 million increase due to a decrease in deferred financing costs.

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

The Issuers and Guarantors had Intercompany receivables from non-guarantors of $1.4 billion and $1.8 billion for the periods ended June 30, 2021 and December 31, 2020, respectively. The Issuers and Guarantors had Debt of $3.0 billion and $3.4 billion for the periods ended June 30, 2021 and December 31, 2020, respectively. During the six months ended June 30, 2021, the Issuers and Guarantors had Interest expense, net of $36.9 million and Foreign currency and derivative gains, net of $16.8 million. More detailed financial information for the Issuers and Guarantors was not material.

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
As of June 30, 2021, we had approximately $2.8 billion of contractually outstanding consolidated debt at a weighted average fixed interest rate of approximately 2.22% and $0.8 billion of amounts outstanding under credit facilities with a weighted average variable interest rate of monthly LIBOR plus 1.10%. As of June 30, 2020, we had approximately $1.8 billion of contractually outstanding consolidated debt at a weighted average fixed interest rate of approximately 2.63% and $1.4 billion of amounts outstanding under credit facilities with a weighted average variable interest rate of monthly LIBOR plus 1.08%. Monthly LIBOR as of June 30, 2021 and 2020 was 0.10% and 0.18%, respectively.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments are traded or are otherwise terminated prior to maturity. However, interest rate changes will affect the fair value of our fixed rate instruments.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. We are exposed to interest rate changes primarily as a result of our variable rate debt we incur on our Amended Credit Agreement and our consolidated cash investments. As of June 30, 2021 and 2020, our floating rate debt outstanding was $0.8 billion and $1.4 billion, respectively. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures as of June 30, 2021 and 2020 (amounts in millions, where positive amounts reflect an increase in net income and bracketed amounts reflect a decrease in net income):
Variable rate credit facilities expense:

	2.0%	1.5%	1.0%	0.5%
As of June 30, 2021	$(16.0)	$(12.0)	$(8.0)	$(4.0)
As of June 30, 2020	$(28.6)	$(21.4)	$(14.3)	$(7.1)

Floating rate interest income was $0.5 million for the six months ended June 30, 2021 and $0.1 million for the six months ended June 30, 2020.

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

Interest Rate Swaps

On September 3, 2019, the Company entered into a floating-fixed interest rate swap agreement to convert $300.0 million of variable interest rate debt of the 2023 Term Loan Facility to 1.19% fixed rate debt to hedge the risk of changes in cash flows attributable to USD-LIBOR interest payments. On September 21, 2020, the Company paid down $300.0 million of term loans under the 2023 Term Loan Facility. The $300.0 million floating-fixed interest rate swap remains in place and continues to provide an effective hedge of the risk of changes in cash flows attributable to USD-LIBOR term loans through March 2023. For the three and six months ended June 30, 2021 and 2020, the Company recognized changes in fair value of the interest rate swap in OCI. As of June 30, 2021, the interest rate swap was a liability of $5.1 million reported in Other liabilities. As of December 31, 2020, the interest rate swap was a liability of $7.0 million reported in Other liabilities.

Foreign Currency Risk

We have foreign operations in France, Germany, The Netherlands, United Kingdom, Singapore and The Republic of Ireland that expose us to risk from the effects of exchange rate movements of respective foreign currencies, which may affect future costs and cash flows. Foreign currency risk is the possibility that our results of operations or financial position could be affected by changes in exchange rates. Our exposure to foreign currency primarily relates to our foreign currency denominated in British pound sterling and Euro, included within Total investment in real estate, net, which was $1.6 billion as of June 30, 2021 and $1.5 billion as of December 31, 2020. For the six months ended June 30, 2021 and 2020, our Foreign currency translation adjustment included within Stockholders’ equity was a decrease of $15.0 million and $9.9 million, respectively, primarily due to a decrease in the forward spot rate on two cross-currency EUR/USD contracts to sell $500.0 million and purchase €450.7 million that mature in March 2023.

As a result of our expansion into foreign countries, primarily in Europe, our exposure to foreign currency is expected to increase, primarily related to British pound sterling and Euro. We could mitigate future investment and operational foreign currency exposure by borrowing under our Amended Credit Agreement in the particular foreign currency, subject to availability and applicable borrowing conditions. However, we would expect to incur foreign currency transaction gains and losses, which would impact our consolidated net income, and translation of financial statements from the foreign functional currency to U.S. dollars, which would be included in Other comprehensive income or loss and Stockholders’ equity. As of June 30, 2021, we had no outstanding borrowings under our Revolving Credit Facility. As of June 30, 2021, we had $593.3 million and $586.1 million outstanding under the 2027 and 2028 Notes, which are denominated in Euros. See Note 9, Debt, for further information.

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

As of June 30, 2021, the Company has two cross-currency EUR/USD contracts to sell $500.0 million and purchase €450.7 million maturing in March 2023 representing a fair value liability of $35.3 million reported in Other Liabilities. As of December 31, 2020, our cross-currency swaps were designated as Net Investment Hedges with a fair value liability of $52.2 million reported in Other Liabilities.

The Company recognized gains of $4.5 million for the six months ended June 30, 2020 on undesignated cross-currency contracts which were recognized in Foreign currency and derivative gains (losses), net in the Condensed Consolidated Statements of Operations.

Commodity Price Risk
Certain of our operating costs are subject to price fluctuations caused by the volatility of the underlying commodity prices, including electricity used in our data center operations, and building materials, such as steel and copper, used in the construction of our data centers. In addition, the lead time to purchase certain equipment for our data centers is substantial which could result in increased costs for these construction projects. In addition, we have entered into several contracts to purchase electricity. As of June 30, 2021 and 2020, these contracts represented less than our forecasted usage.
Refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2020, for a description of the Company's market risks. There were no material changes for the period ended June 30, 2021.

ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2021. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2021, the Company's disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, from time to time, we are subject to claims and administrative proceedings. We do not believe any currently outstanding matters would have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations or liquidity and cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021, which is accessible on the SEC’s website at www.sec.gov, except as noted below.

We have been and may continue to be vulnerable to security breaches, cyber-attacks or terrorism which have disrupted and could disrupt our operations, harm our brand and reputation and have a material adverse effect on our business, financial condition and results of operations.

Security breaches, cyber-attacks, or disruption, of our or our partners' or customers' physical or information technology infrastructure, networks and related management systems could result in, among other things, unauthorized access to our facilities, a breach of our and our customers’ networks and information technology infrastructure, the misappropriation of our or our customers’ or their customers’ proprietary or confidential information, interruptions or malfunctions in our or our customers’ operations, delays or interruptions to our ability to meet customer needs, breach of our legal, regulatory or contractual obligations, inability to access or rely upon critical business records or other disruptions in our operations. Numerous sources can cause these types of incidents, including but not limited to: physical or electronic security breaches; acts of terrorism at or upon our facilities; viruses, ransomware, backdoor trojans and other malware or software vulnerabilities; hardware vulnerabilities such as Meltdown and Spectre; accident or human error by our own personnel or third parties; criminal activity or malfeasance (including by our own personnel); fraud or impersonation scams perpetrated against us or our partners or customers; or security events impacting our third-party service providers or our partners or customers. Our exposure to cybersecurity threats and negative consequences of cybersecurity breaches will likely increase as we store increasing amounts of customer data. Additionally, as we increasingly market the security features in our data centers, our data centers may be targeted by computer hackers seeking to compromise data security. For instance, in December 2019, we discovered a ransomware program encrypting certain devices, which resulted in availability issues affecting certain managed service customers. Upon discovery of the incident, we initiated our response and continuity protocols to determine what occurred, restore systems and notify the appropriate legal authorities. We have completed our investigation of this matter. In addition, while one of our SolarWinds platforms was affected in the recent supply chain hack, the impact was immediately mitigated and there has been no evidence of compromised or suspicious activities. The total cost of these incidents was not significant to the Company. We continue to make investments in our information technology infrastructure and cybersecurity tools and services due to the likely increase in cybersecurity threats. Should additional cybersecurity threats or incidents occur in the future, however, there can be no assurance that our information technology infrastructure, cybersecurity tools and services and related investments will prevent such threats or incidents from disrupting our operations, harming our brand and reputation or having a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2021, the Company had no unregistered sales of equity securities or purchases of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibit No.	Exhibit Description

3.1	Articles of Amendment and Restatement of CyrusOne Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed by CyrusOne Inc. on January 25, 2013 (Registration No. 001-35789)).

3.2	Amended and Restated Bylaws of CyrusOne Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed by CyrusOne Inc. on May 24, 2021 (Registration No. 001-35789))

4.1
Indenture, dated as of May 26, 2021, by and among CyrusOne Europe Finance DAC, as issuer, Wells Fargo Bank, N.A., as trustee, CyrusOne LP and CyrusOne Inc., as guarantors, Deutsche Bank Trust Company Americas, as authenticating agent and security registrar, and Deutsche Bank AG, London Branch, as paying agent and transfer agent (Incorporated by reference to Exhibit 4.1 of Form 8-K, filed by CyrusOne Inc. on May 26, 2021 (Registration No. 001-35789)).

10.1
Form of Forward/Primary Sales Agreement, dated May 3, 2021, by and among CyrusOne Inc., CyrusOne GP, CyrusOne LP and each of J.P. Morgan Securities LLC, Barclays Capital Inc., BMO Capital Markets Corp., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, Jefferies LLC, KeyBanc Capital Markets Inc., Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, TD Securities (USA) LLC and Truist Securities, Inc. (Incorporated by reference to Exhibit 1.1 of Form 8-K, filed by CyrusOne Inc. on May 4, 2021 (Registration No. 001-35789)).

10.2
Form of Primary Sales Agreement, dated May 3, 2021, by and among CyrusOne Inc., CyrusOne GP, CyrusOne LP and each of Fifth Third Securities, Inc. and Stifel, Nicolaus & Company, Incorporated (Incorporated by reference to Exhibit 1.2 of Form 8-K, filed by CyrusOne Inc. on May 4, 2021 (Registration No. 001-35789)).

10.3†	Form of Time-Based LTIP Unit Award Agreement for Non-Employee Directors under the provisions of the CyrusOne Restated 2012 Long-Term Incentive Plan.

22+	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.

31.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)*	Inline XBRL Taxonomy Extension Schema Document.

(101.CAL)*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)*	Inline XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

(104)*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

+	Filed herewith.
++	Furnished herewith.
*	Submitted electronically with this report.
†	This exhibit is a management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 29th day of July, 2021.

CyrusOne Inc.

By:	/s/ Bruce W. Duncan
Bruce W. Duncan
President and Chief Executive Officer

By:	/s/ Katherine Motlagh
Katherine Motlagh
Executive Vice President and Chief Financial Officer

By:	/s/ Mark E. Skomal
Mark E. Skomal
Senior Vice President and Chief Accounting Officer