Form 10-K
period 2021-12-31
CyrusOne Inc.
filed 2022-02-17
CIK 1553023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ___________ to ____________

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
Yes ☐   No ☒
The aggregate market value of the Common Stock owned by non-affiliates on June 30, 2021, was $8.9 billion, computed by reference to the closing sale price of the Common Stock on the NASDAQ Global Select Market on such date.
There were 129,563,290 shares of Common Stock outstanding as of February 11, 2022.

An amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year with respect to the information to be included in Part III of this report to the extent described herein.

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

CyrusOne Inc. is a real estate investment trust, or REIT, whose only material asset is its ownership of operating partnership units of CyrusOne LP. CyrusOne Inc. does not conduct business itself, other than acting as the sole beneficial owner and trustee of CyrusOne GP, a Maryland statutory trust, issuing public equity from time to time and guaranteeing certain debt of CyrusOne LP and certain of its subsidiaries. CyrusOne Inc., directly or indirectly, owns all of the issued and outstanding operating partnership units of CyrusOne LP as of December 31, 2021, except for de minimis holdings by certain officers and employees of the Company of LTIP Units (as described below) in CyrusOne LP as a result of awards granted under the LTIP (as defined below), and has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control. Effective February 1, 2021, the Company reorganized CyrusOne LP to classify the partnership as a regarded entity under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). See Part I, Item 1A "Risk Factors-Risks Related to Our Organization Structure" of this Annual Report on Form 10-K ("Form 10-K") for more information. CyrusOne Inc. itself does not issue any indebtedness but guarantees the debt of CyrusOne LP and certain of its subsidiaries, as disclosed in this report. CyrusOne LP and its subsidiaries hold substantially all the assets of the Company. CyrusOne LP conducts the operations of the business, along with its subsidiaries, and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by CyrusOne Inc., which are generally contributed to CyrusOne LP in exchange for operating partnership units, CyrusOne LP generates the capital required for the Company's business through CyrusOne LP's operations and incurrence of indebtedness.

As of December 31, 2021, the total number of outstanding shares of our common stock was approximately 129.6 million.

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
The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•risks related to our proposed merger with Parent (as defined below), including but not limited to that the merger may not be completed in a timely manner or at all and the failure to realize the anticipated benefits of the proposed merger;

•risks related to the asset purchase agreement for the disposition of substantially all of the assets exclusively related to our for facilities in the Houston area, including but not limited to that the asset purchase may not be completed in a timely manner or at all and the failure to realize the anticipated benefits of the asset purchase;

•the merger or asset purchase diverting management’s attention from the Company’s ongoing business operations;

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

PART I
ITEM 1.    BUSINESS
The Company

We are a fully integrated, self-managed data center real estate investment trust ("REIT") that owns, operates and develops enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Founded in 2001, CyrusOne Inc. successfully completed an initial public offering and began trading on the NASDAQ Exchange on January 18, 2013. Our data centers are generally purpose-built facilities with redundant power and cooling. They are not network specific and enable customer connectivity to a range of telecommunication carriers. We design, build, and operate facilities across the United States and Europe that give customers the flexibility and scale to match their specific growth needs. CyrusOne specializes in highly reliable enterprise data center colocation, engineering facilities with the highest power redundancy (i.e., "distributed redundant" architecture and in some cases "2N architecture") and power-density infrastructure required to deliver excellent availability. For a discussion of the risks to us posed by COVID-19 as well as its effects on our business, see Part II, Item 7 of this Form 10-K.

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

As previously announced, on November 14, 2021, the Company entered into an Agreement and Plan of Merger with Calvary Parent L.P. and Cavalry Merger Sub LLC. See Part II, Item 7—Overview—"Pending Acquisition by KKR and GIP" of this Form 10-K.

The following diagram depicts our ownership structure as of December 31, 2021:

Public
Stockholders
100%
Common
Stock
CyrusOne Inc.
(the REIT)
100% Beneficial
Ownership Interest
100% *
Limited
Partnership
Interest
CyrusOne GP
(sole general partner)
100% General
Partnership Interest
CyrusOne LP
(our operating partnership)
100%
100%
U.S. Taxable
REIT
Subsidiaries
100%
Non-U.S.
Taxable
REIT
Subsidiaries
Operating and Development Properties (U.S. and Non U.S. Subsidiaries)

Our Business
We provide mission-critical data center real estate assets that protect and ensure the continued operation of information technology ("IT") infrastructure for our customers. We provide twenty-four hours-a-day, seven-days-a-week security guard monitoring with customizable security features. Our goal is to be the preferred global data center provider to hyperscale cloud companies and to the global Fortune 1000 enterprises. Currently, CyrusOne customers include 190 of the Fortune 1000 companies as well as ten of the Fortune 20 or private or foreign enterprises of equivalent size, together representing approximately 80% of our annualized rent as of December 31, 2021. See Our Portfolio discussion for the definition of annualized rent.
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

We cultivate long-term strategic relationships with our customers and provide them with solutions for their data center facilities and IT infrastructure challenges. The Company provides high-quality colocation with robust connectivity and the flexibility for customers to scale for future growth. Our offerings provide flexibility, reliability and security delivered through a tailored, customer service-focused platform that is designed to foster long-term relationships. We focus on technology and large cloud computing customers that are expanding their data needs rapidly in the public and private cloud environments to provide them with solutions that address their current and future needs. Our facilities and construction design allow us to offer flexibility in density and power resiliency, and the opportunity for expansion as our customers' needs grow. The Company's network of 56 owned or leased data centers and investments with other colocation providers, enable us to provide our customers with solutions in the United States and Europe. The platform enables high-performance, low-cost data transfer and accessibility for customers.

As a full-service provider of data center solutions, our primary revenue sources consist of colocation rent and power reimbursements from the lease of our data centers. We also have revenue from services or products we provide to our customers including managed services, equipment sales, installation and other services. Colocation leases may include all or portions of a data center, where customers may also lease office space to support their colocation operations where revenue is primarily based on power usage as well as square footage.

Our Competitive Strengths

Our ability to attract and retain the world’s largest customers is attributed to the following competitive strengths, which distinguish us from other data center operators and enable us to continue to grow our operations.
High Quality Customer Base. The high quality of our assets, combined with our reputation for serving the needs of large enterprises and cloud companies, has enabled us to focus on the Fortune 1000, or other companies of equivalent size, to build a quality customer base. We currently have approximately 1,000 customers from a broad spectrum of industries. Our revenue is generated by an enterprise customer base, as evidenced by the fact that as of December 31, 2021, 80% of our annualized rent comes from 190 of the Fortune 1000 companies as well as ten of the Fortune 20 or private or foreign enterprises of equivalent size. We serve a diversity of industries, including information technology, financial services, energy, oil and gas, mining, medical, research and consulting services, and consumer goods and services.
Microsoft Corporation represented 19% of our total revenue for the year ended December 31, 2021 and 20% of our annualized rent as of December 31, 2021.
Strategically Located Portfolio. Our portfolio is located in several domestic and international markets possessing attractive characteristics for enterprise-focused data center operations. We have domestic properties in seven of the largest metropolitan areas in the U.S. (Northern Virginia, New York, Chicago, Houston, Phoenix, San Antonio and Dallas) and five of the largest metropolitan areas for Fortune 500 headquarters (New York, Houston, Dallas, Chicago and Santa Clara). We also have ten properties in international markets including four in London, United Kingdom, three in Frankfurt, Germany, one in Amsterdam, The Netherlands, one in Dublin, the Republic of Ireland and one in Paris, France. We have data centers under construction in Santa Clara, California, Dublin, the Republic of Ireland, Frankfurt, Germany, London, United Kingdom and Paris, France. We believe cities with large populations or a large number of corporate headquarters are likely to produce incremental demand for

IT infrastructure. In addition, being located close to our current and potential customers provides chief information officers ("CIOs") with additional confidence when outsourcing their data center infrastructure to us.
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
Significant Leasing Capability. Our focus on the customer, our ability to scale with their needs, and our operational excellence provide us with embedded future growth from our customer base. During 2021, we signed new leases representing $217.1 million in annualized revenue, with previously existing customers accounting for approximately 96% of this amount. Since December 31, 2020, we have increased our CSF by approximately 428,904 square feet or 9%, while maintaining a high percentage of CSF utilized of 83% and 84% as of December 31, 2021 and 2020, respectively.
Significant, Attractive Expansion Opportunities. As of December 31, 2021, we had 1.7 million gross square feet (GSF) of powered shell available for future development and approximately 505 acres of land that are available for future data center facility development, consisting of 427 acres in U.S. markets and 78 acres in Europe. The powered shell available for future development in locations that are part of our portfolio consist of approximately 609,000 GSF in the Northeast (Raleigh-Durham, Northern Virginia and New York Metro), 403,000 GSF in the Southwest (Texas and Phoenix), 229,000 GSF in the Midwest (Chicago, Cincinnati and Iowa) and 494,000 GSF in our international markets (London, Frankfurt, Amsterdam, Dublin and Paris). Our current development properties and available acreage were selected based on extensive site selection criteria and the collective industry knowledge and experience of our management team, with a focus on markets with a strong presence of and high demand by Fortune 1000 companies and providers of cloud services. As a result, we believe that our development portfolio contains properties that are located in markets with attractive supply and demand conditions and that possess suitable physical characteristics to support data center infrastructure.
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

Balance Sheet Positioned to Fund Continued Growth. As of December 31, 2021, we had $1,851.2 million in available liquidity, including $1,391.6 million in borrowing capacity under our Amended Credit Agreement. The Amended Credit Agreement consists of a $1.4 billion revolving credit facility ("Revolving Credit Facility"), which includes a $750.0 million multicurrency borrowing sublimit, a 3-year term loan with commitments totaling $400.0 million ("2023 Term Loan Facility") and a $700.0 million 5-year term loan ("2025 Term Loan Facility") (collectively, the "Amended Credit Agreement"). The Amended Credit Agreement also includes an accordion feature providing for an aggregate increase in the revolving and term loan components to $4.0 billion, subject to certain conditions. We believe that we are appropriately capitalized with sufficient financial flexibility and capacity to fund our anticipated growth. See Part II, Item 7 of this Form 10-K for a discussion of our short-term liquidity.

Experienced Sales Force with Partner Channel. We have an experienced sales force with a particular expertise in selling to large enterprises and providers of cloud services, which can require extensive consultation and drive long sales cycles as these enterprises make the initial outsourcing decision. As of December 31, 2021, we had 51 sales-related employees. We believe the depth, knowledge, and experience of our sales team differentiates us from other data center companies, and we are not as dependent on brokers to identify and acquire customers as some other companies in the industry. To complement our direct sales efforts, we have developed a robust network of partners, including value added resellers, systems integrators and hosting providers.
Business and Growth Strategies
Our objective is to grow our revenue and earnings, and maximize stockholder returns and cash flow, by continuing to expand our data center infrastructure outsourcing business.
Increasing Revenue from Existing Customers and Properties. We have historically generated a significant portion of our revenue growth from our existing customers, with previously existing customers accounting for approximately 96%, 94% and 75% of annualized revenue from new leases during 2021, 2020 and 2019, respectively. We will continue to target our existing customers because we believe that many have significant data center infrastructure needs that have not yet been outsourced, and many will require additional data center space and power to support their growth and their increasing reliance on technology infrastructure in their operations. To address new demand, as of December 31, 2021, we have approximately 1.6 million GSF currently available for lease. We also have approximately 1.4 million GSF under development, as well as 1.7 million GSF of additional powered shell space under roof available for future development and approximately 505 acres of land that are available for future data center facility development.
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

Sustainability

At CyrusOne, we recognize that building and operating large data centers leads to a geographic concentration of environmental impacts, even if the total impact is reduced compared to inefficiencies of smaller data rooms. Being a leader in this industry means embracing our responsibility for reducing those impacts. In 2021, we allocated €500.0 million in net proceeds from our inaugural green bond offering for future investment in green buildings and energy efficiency projects.

We approach our sustainability mission in three ways:

1.Sustainable Future: We build data centers that are compatible with a sustainable future. We cannot just build a data center to meet today’s challenges; we need to build it with the future in mind.
2.Energy and Water Conservation: We are committed to conserving both energy and water through the effective design, maintenance, and operation of our facilities. We cannot just trade water for energy and ignore its impact.
3.Strategic Partners: We collaborate strategically with our customers to move their sustainability goals forward. Our customers have some of the most ambitious sustainability goals of any industry, so the best thing we can do for the environment is to help them succeed.

Priorities for strategy and materiality for sustainability reporting are two sides of the same coin. We use a unified process to identify where we have the biggest sustainability impacts and where we should therefore focus our improvements. Please see our CyrusOne Sustainability Report 2021 which is available on our website at http://www.cyrusone.com. The content of our website and sustainability report is not incorporated by reference into this Form 10-K or in any other report or document we file with the SEC.
Our Portfolio
We operate 56 data centers, including one recovery center, totaling 8.6 million GSF, of which 83% of the CSF is leased and has 984 megawatts ("MW") of power capacity. This includes 12 buildings where we lease such facilities. We are lessee of approximately 11% of our total GSF as of December 31, 2021. Also included in our total GSF, CSF and MW are pre-stabilized assets (which include data halls that have been in service for less than 24 months and are less than 85% leased) that have approximately 400,090 GSF and 34% of the CSF is leased with capacity of 43 MW of power.
In addition, we have properties under development comprising approximately 1.4 million GSF and 149 MW of power capacity. The estimated remaining total costs to develop these properties is projected to be between $643.0 million and $730.0 million. The increase over the prior year is primarily due to developments in Chicago, Houston and London. The final costs to develop are likely to change depending on several factors including the customer capital improvements required based on the future lease contracts executed on such properties. We also have 505 acres of land available for future data center development. The following tables provide an overview of our operating and development properties as of December 31, 2021.

CyrusOne Inc.
Data Center Portfolio
As of December 31, 2021
(unaudited)

			Gross Square Feet (GSF)(a)							Powered Shell Available for Future Development (GSF)(k) (000)	Available Critical Load Capacity (MW)(l)
Stabilized Properties(b)	Metro Area	Annualized Rent(c) ($000)	Colocation Space (CSF)(d) (000)	CSF Occupied(e)	CSF Leased(f)	Office & Other(g) (000)	Office & Other Occupied(h)	Supporting Infrastructure(i) (000)	Total(j) (000)
Dallas - Carrollton	Dallas	$97,792	428	77%	77%	83	47%	133	644	—	60
Northern Virginia - Sterling V	Northern Virginia	73,518	383	99%	99%	11	100%	145	539	231	69
Northern Virginia - Sterling VI	Northern Virginia	66,641	272	100%	100%	35	—%	—	307	—	57
Frankfurt II	Frankfurt	52,169	90	100%	100%	9	100%	72	171	10	35
Frankfurt III	Frankfurt	48,541	124	100%	100%	19	100%	115	258	—	44
Somerset I	New York Metro	43,880	169	91%	91%	27	100%	149	344	28	25
Northern Virginia - Sterling II	Northern Virginia	43,520	159	100%	100%	9	100%	55	223	—	30
San Antonio III	San Antonio	34,707	132	100%	100%	9	100%	43	184	—	24
London II*	London	30,796	81	100%	100%	10	100%	94	184	—	28
Phoenix - Chandler VI	Phoenix	30,170	148	100%	100%	7	100%	32	187	59	24
Chicago - Aurora I	Chicago	29,515	113	98%	98%	34	100%	223	371	27	52
Frankfurt I	Frankfurt	27,937	53	97%	97%	8	91%	57	118	—	18
Dallas - Lewisville*	Dallas	27,127	114	74%	79%	11	57%	54	180	—	21
Cincinnati - North Cincinnati	Cincinnati	26,980	68	100%	100%	45	80%	53	166	59	14
Phoenix - Chandler V	Phoenix	26,018	143	95%	99%	2	97%	25	170	13	27
Cincinnati - 7th Street***	Cincinnati	24,546	197	47%	47%	6	68%	175	378	46	17
Totowa - Madison**	New York Metro	23,612	51	74%	74%	22	89%	59	133	—	12
Phoenix - Chandler I	Phoenix	22,312	74	99%	99%	35	11%	39	147	31	12
Austin III	Austin	21,809	62	59%	59%	15	96%	21	98	67	11
Raleigh-Durham I	Raleigh-Durham	21,223	94	100%	100%	16	100%	82	192	235	14
Phoenix - Chandler II	Phoenix	21,078	74	100%	100%	6	53%	26	105	—	12
Houston - Houston West II	Houston	20,743	80	67%	67%	4	97%	55	139	11	12
London I*	London	20,117	46	100%	100%	12	56%	58	115	—	17
Northern Virginia - Sterling III	Northern Virginia	19,913	79	100%	100%	7	100%	34	120	—	15
San Antonio I	San Antonio	19,665	44	98%	98%	6	83%	46	96	11	12
Phoenix - Chandler III	Phoenix	19,400	68	100%	100%	2	—%	30	101	—	18
Northern Virginia - Sterling IV	Northern Virginia	18,713	81	100%	100%	7	100%	34	122	—	15
Houston - Houston West I	Houston	18,478	112	48%	48%	11	100%	37	161	3	32
Northern Virginia - Sterling I	Northern Virginia	17,694	78	89%	89%	6	63%	49	132	—	12
San Antonio II	San Antonio	17,339	64	100%	100%	11	100%	41	117	—	12
San Antonio V	San Antonio	17,097	134	90%	90%	14	100%	38	187	1	21
Wappingers Falls I**	New York Metro	16,833	37	62%	62%	20	86%	15	72	—	7
London III*	London	16,255	39	100%	100%	4	100%	49	91	—	12
Austin II	Austin	14,815	44	81%	81%	2	81%	22	68	—	6
Northern Virginia - Sterling IX	Northern Virginia	13,313	91	100%	100%	8	100%	2	101	—	12
San Antonio IV	San Antonio	13,059	60	100%	100%	12	100%	27	99	—	12
Phoenix - Chandler IV	Phoenix	12,978	73	100%	100%	3	100%	27	103	—	12
Florence	Cincinnati	11,445	53	99%	99%	47	87%	40	140	—	9
Dublin	Dublin	9,703	76	100%	100%	10	100%	33	119	76	12
Chicago - Aurora II (DH #1)	Chicago	9,655	77	60%	60%	45	2%	14	136	27	16
Houston - Galleria	Houston	9,250	63	37%	37%	23	21%	25	112	—	11
Cincinnati - Hamilton*	Cincinnati	9,196	47	65%	65%	1	100%	35	83	—	9
Houston - Houston West III	Houston	8,851	53	50%	50%	10	13%	32	95	2	6
Norwalk I**	New York Metro	7,337	17	100%	100%	10	100%	41	68	83	6
London - Great Bridgewater**	London	6,357	10	91%	91%	—	—%	1	11	—	1

CyrusOne Inc.
Data Center Portfolio
As of December 31, 2021
(Unaudited)
			Gross Square Feet (GSF)(a)							Powered Shell Available for Future Development (GSF)(k) (000)	Available Critical Load Capacity (MW)(l)
Stabilized Properties(b)	Metro Area	Annualized Rent(c) ($000)	Colocation Space (CSF)(d) (000)	CSF Occupied(e)	CSF Leased(f)	Office & Other(g) (000)	Office & Other Occupied(h)	Supporting Infrastructure(i) (000)	Total(j) (000)
Paris I	Paris	$5,706	26	100%	100%	4	100%	15	45	201	6
Dallas - Allen (DH #1)	Dallas	5,365	79	24%	24%	—	—%	58	137	204	6
Stamford - Riverbend**	New York Metro	4,961	20	22%	22%	—	—%	8	28	—	5
Cincinnati - Mason	Cincinnati	4,701	34	100%	100%	26	98%	17	78	—	4
Amsterdam I	Amsterdam	4,253	39	100%	100%	15	100%	40	94	207	4
Phoenix - Chandler VII	Phoenix	3,703	62	71%	71%	10	21%	38	110	—	15
Chicago - Lombard	Chicago	2,381	14	50%	50%	4	79%	12	30	29	2
Totowa - Commerce**	New York Metro	811	—	—%	—%	20	45%	6	26	—	—
Cincinnati - Blue Ash*	Cincinnati	435	6	36%	36%	7	100%	2	15	—	1
Stabilized Properties - Total		$1,174,411	4,833	86%	86%	780	69%	2,632	8,246	1,661	941
Pre-Stabilized Properties(b)
Northern Virginia - Sterling VIII	Northern Virginia	13,453	61	59%	59%	4	—%	25	90	—	12
Northern Virginia - Sterling IX	Northern Virginia	6,380	104	43%	44%	1	—%	68	173	32	21
Council Bluffs I	Iowa	2,085	42	12%	15%	14	—%	18	73	42	5
Somerset (DH #12 and #13)	New York Metro	—	54	—%	—%	9	—%	—	63	—	5
All Properties - Total		$1,196,329	5,094	83%	83%	809	67%	2,743	8,646	1,736	984

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
(c)Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2021 multiplied by 12. For the month of December 2021, customer reimbursements were $268.8 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From January 1, 2019 through December 31, 2021, customer reimbursements under leases with separately metered power constituted between 14.9% and 22.5% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2021 was $1,195.9 million. Our annualized effective rent was lower than our annualized rent as of December 31, 2021 because our negative straight-line and other adjustments and amortization of deferred revenue exceeded our positive straight-line adjustments due to factors such as the timing of contractual rent escalations and customer payments for services.
(d)CSF represents the GSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.
(e)Percent occupied is determined based on CSF billed to customers under signed leases as of December 31, 2021 divided by total CSF. Leases signed but that have not commenced billing as of December 31, 2021 are not included.
(f)Percent leased is calculated by dividing CSF under signed leases for colocation space (whether or not the lease has commenced billing) by total CSF.
(g)Represents the GSF at an operating facility that is currently leased or readily available for lease as space other than CSF, which is typically office and other space.
(h)Percent occupied is determined based on Office & Other space being billed to customers under signed leases as of December 31, 2021 divided by total Office & Other space. Leases signed but not commenced as of December 31, 2021 are not included.
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

CyrusOne Inc.
GSF Under Development
As of December 31, 2021
(Dollars in millions)
(unaudited)

			GSF Under Development(a)						Under Development Costs(b)
Facilities	Metro Area	Estimated Completion Date	Colocation Space (CSF) (000)	Office & Other (000)	Supporting Infrastructure (000)	Powered Shell(c) (000)	Total (000)	Critical Load MW Capacity(d)	Actual to Date(e)	Estimated Costs to Completion(f)	Total
Houston West III	Houston	2Q'22	126	—	80	—	207	42.0	$6	$122-136	$128-142
Aurora II	Chicago	2Q'22	165	—	80	—	245	42.0	6	137-151	143-157
Chandler VII	Phoenix	2Q'22	82	14	22	—	117	25.5	1	86-96	87-97
San Antonio VI	Texas	4Q'22	—	—	—	125	125	—	—	21-24	21-24
Sterling X	Northern Virginia	2Q'22	—	—	—	225	225	—	12	30-36	42-48
London IV	London	2Q'22	38	7	39	101	186	6.0	11	35-54	46-65
Frankfurt IV	Frankfurt	1Q'23	73	11	39	—	122	17.0	13	108-127	121-140
London V	London	3Q'23	52	12	49	17	130	16.5	12	104-106	116-118
Total			536	43	310	469	1,357	149.0	$61	$643-730	$704-791

(a)Represents GSF at a facility for which, as of December 31, 2021, activities have commenced or are expected to commence in the next 2 quarters to prepare the space for its intended use. Estimates and timing are subject to change. May not sum to total due to rounding.
(b)London development costs are GBP-denominated and shown as USD-equivalent based on an exchange rate of 1.35 as of December 31, 2021. Dublin, Frankfurt and Paris development costs are EUR-denominated and shown as USD-equivalent based on an exchange rate of 1.13 as of December 31, 2021.
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
(e)Actual to date is the cash investment as of December 31, 2021. There may be accruals above this amount for work completed, for which cash has not yet been paid.
(f)Represents management’s estimate of the total costs required to complete the current GSF under development. There may be an increase in costs if customers require greater power density.

Customer Diversification

Our portfolio is currently leased to approximately 1,000 customers, many of which are leading global companies. The following table sets forth information regarding the 20 largest customers, including their affiliates, in our portfolio based on annualized rent as of December 31, 2021:
CyrusOne Inc.
Customer Sector Diversification(a)
As of December 31, 2021
(unaudited)

	Principal Customer Industry	Number of Locations	Annualized Rent(b) (000)	Percentage of Portfolio Annualized Rent(c)	Weighted Average Remaining Lease Term in Months(d)
1	Information Technology	13	$238,726	20.0%	84.2
2	Information Technology	8	118,620	9.9%	45.4
3	Information Technology	14	87,138	7.3%	27.9
4	Information Technology	5	60,353	5.0%	30.9
5	Information Technology	10	50,374	4.2%	39.4
6	Information Technology	4	45,179	3.8%	43.9
7	Information Technology	3	22,508	1.9%	23.3
8	Financial Services	1	20,837	1.7%	111.0
9	Healthcare	2	16,431	1.4%	72.0
10	Information Technology	7	16,383	1.4%	26.8
11	Research and Consulting Services	3	14,634	1.2%	10.0
12	Financial Services	2	12,048	1.0%	30.7
13	Financial Services	4	11,697	1.0%	75.4
14	Financial Services	4	11,568	1.0%	77.7
15	Information Technology	1	9,931	0.8%	26.6
16	Telecommunication Services	2	9,369	0.8%	41.0
17	Telecommunication Services	1	8,279	0.7%	71.0
18	Industrials	2	8,086	0.7%	69.4
19	Information Technology	3	7,376	0.6%	29.5
20	Telecommunication Services	7	7,183	0.6%	18.0
			$776,719	64.9%	54.9

(a)Customers and their affiliates are consolidated.
(b)Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2021, multiplied by 12. For the month of December 2021, customer reimbursements were $268.8 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From January 1, 2019 through December 31, 2021, customer reimbursements under leases with separately metered power constituted between 14.9% and 22.5% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2021 was $1,195.9 million. Our annualized effective rent was lower than our annualized rent as of December 31, 2021 because our negative straight-line and other adjustments and amortization of deferred revenue exceeded our positive straight-line adjustments due to factors such as the timing of contractual rent escalations and customer payments for services.
(c)Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of December 31, 2021, which was approximately $1,196.3 million.
(d)Weighted average based on customer’s percentage of total annualized rent expiring and is as of December 31, 2021, assuming that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.

Lease Distribution

The following table sets forth information relating to the distribution of customer leases in the properties in our portfolio, based on GSF under lease as of December 31, 2021:
CyrusOne Inc.
Lease Distribution
As of December 31, 2021
(unaudited)

GSF Under Lease(a)	Number of Customers(b)	Percentage of All Customers	Total Leased GSF(c) (000)	Percentage of Portfolio Leased GSF	Annualized Rent(d) (000)	Percentage of Annualized Rent
0-999	596	65%	124	2%	$88,723	7%
1000-2499	117	13%	185	3%	47,792	4%
2500-4999	60	6%	216	3%	41,567	3%
5000-9999	45	5%	309	4%	55,016	5%
10000+	102	11%	6,249	88%	963,232	81%
Total	920	100%	7,083	100%	$1,196,329	100%

(a)Represents all leases in our portfolio, including colocation, office and other leases.
(b)Represents the number of customers occupying data center, office and other space as of December 31, 2021. This may vary from total customer count as some customers may be under contract but have yet to occupy space.
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
(d)Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2021, multiplied by 12. For the month of December 2021, customer reimbursements were $268.8 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From January 1, 2019 through December 31, 2021, customer reimbursements under leases with separately metered power constituted between 14.9% and 22.5% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2021 was $1,195.9 million. Our annualized effective rent was lower than our annualized rent as of December 31, 2021 because our negative straight-line and other adjustments and amortization of deferred revenue exceeded our positive straight-line adjustments due to factors such as the timing of contractual rent escalations and customer payments for services.

Lease Expiration

The following table sets forth a summary schedule of the customer lease expirations for leases in place as of December 31, 2021, plus available space, for each of the 10 full calendar years beginning January 1, 2022, at the properties in our portfolio.
CyrusOne Inc.
Lease Expirations
As of December 31, 2021
(unaudited)

Year(a)	Number of Leases Expiring(b)	Total GSF Expiring (000)	Percentage of Total GSF	Annualized Rent(c) (000)	Percentage of Annualized Rent	Annualized Rent at Expiration(d) (000)	Percentage of Annualized Rent at Expiration
Available		1,563	18%
Month-to-Month	2,037	421	5%	$83,809	7%	$83,809	6%
2022	3,628	940	11%	185,338	15%	193,604	15%
2023	1,611	1,220	14%	196,278	16%	206,870	16%
2024	1,268	763	9%	170,177	14%	176,667	14%
2025	216	416	5%	83,635	7%	89,950	7%
2026	183	965	11%	164,455	14%	180,950	14%
2027	57	651	7%	106,539	9%	117,862	9%
2028	32	347	4%	48,550	4%	55,551	4%
2029	8	83	1%	7,225	1%	8,819	1%
2030	10	308	4%	30,211	3%	41,879	3%
2031	13	522	6%	45,387	4%	62,318	5%
2032 - Thereafter	27	447	5%	74,725	6%	83,374	6%
Total	9,090	8,646	100%	$1,196,329	100%	$1,301,653	100%

(a)Leases that were auto-renewed prior to December 31, 2021 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised.
(b)Number of leases represents each agreement with a customer. A lease agreement could include multiple spaces and a customer could have multiple leases.
(c)Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2021, multiplied by 12. For the month of December 2021, customer reimbursements were $268.8 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From January 1, 2019 through December 31, 2021, customer reimbursements under leases with separately metered power constituted between 14.9% and 22.5% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of December 31, 2021 was $1,195.9 million. Our annualized effective rent was lower than our annualized rent as of December 31, 2021 because our negative straight-line and other adjustments and amortization of deferred revenue exceeded our positive straight-line adjustments due to factors such as the timing of contractual rent escalations and customer payments for services.
(d)Represents the final monthly contractual rent under existing customer leases that had commenced as of December 31, 2021, multiplied by 12.

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
Human Capital

As of December 31, 2021, we have 456 team members employed by the Company, including 108 employees located in European countries. This includes approximately 223 in data center operations, 51 in sales and marketing, 32 in construction and engineering and 150 in corporate operations. None of our employees have chosen to be represented by a labor union.

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

We track key human capital metrics including demographics, talent pipeline, diversity, and employee engagement. We have a stable workforce with an average tenure of 4.9 years and voluntary employee turnover of approximately 13% during the year ended December 31, 2021. To attract diversity in our applicant pools, we post our openings to a wide variety of job boards and deploy appropriate language in our postings. As of December 31, 2021, our U.S. workforce is approximately 67% non-minority, 30% minority and 3% have chosen not to identify. As of December 31, 2021, our employee base self-identified as 79% male and 21% female, and our senior leadership team consists of 17% executives identifying as female. As of February 16, 2022, our board of directors consists of 43% directors identifying as female or minority.
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
Risks Related to the Proposed Merger
•The Merger Transactions (as defined below) may not be completed on the terms or timeline currently contemplated or at all, which could adversely affect our stock price, business, financial condition and results of operations.

•The announcement of the Merger Agreement (as defined below) and pendency of the Merger Transactions could negatively impact our business, financial condition and results of operations.
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

•Our real estate development strategies may not be successful, and our growth depends on our data center development activities, including supply chain risks, the availability of developable land, and our ability to successfully lease our developed properties.

•Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could reduce our revenues and harm our brand and reputation.

•We and our partners, contractors and vendors have been and may continue to be vulnerable to security breaches or cyber-attacks which have disrupted and could disrupt our operations and harm our brand and reputation.

•Recent turnover, including the search for a permanent President and CEO, or the further loss, of any of our key personnel, including our executive officers or key sales associates.

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

•Failure to hedge effectively against interest rate changes and our increased exposure to foreign currency fluctuations as a result of our foreign currency hedging activities may adversely affect our results of operations

Risks Related to Our General Business
•The novel coronavirus (COVID-19) pandemic and measures to prevent its spread could materially adversely impact our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.

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

Risks Related to the Proposed Merger

The Merger Transactions may not be completed on the terms or timeline currently contemplated or at all, which could adversely affect our stock price, business, financial condition and results of operations.

As previously announced, on November 14, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Calvary Parent L.P., a Delaware limited partnership (“Parent”), and Cavalry Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. The completion of the Merger and the other transactions contemplated by the Merger Agreement (the “Merger Transactions”) are subject to certain conditions, including (i) the receipt of certain required regulatory or foreign direct investment approvals; (ii) the accuracy of the other party’s representations and warranties (subject to certain materiality qualifiers); and (iii) the other party’s compliance in all material respects with its pre-closing covenants. The Merger Agreement further provides that Parent and Merger Sub’s obligation to consummate the Merger Transactions is subject to receipt of an opinion that we have been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended, since the taxable year ended December 31, 2013 and until the effective time. While it is currently anticipated that the Merger Transactions will be consummated during the second quarter of 2022, there can be no assurance that such conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied.

If the Merger Transactions are not consummated for any reason, the trading price of our common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the Merger Transactions will be consummated and the related benefits will be realized. We may also be subject to additional risks if the Merger Transactions are not completed, including:

•the requirement in the Merger Agreement that, under certain circumstances, we pay Parent a termination fee of $319.5 million;
•incurring substantial costs related to the Merger Transactions, such as legal, accounting, financial advisory and integration costs that have already been incurred or will continue to be incurred until closing;
•limitations on our ability to retain and hire key personnel;
•reputational harm including relationships with investors, customers and business partners due to the adverse perception of any failure to successfully complete the Merger Transactions; and
•potential disruption to our business and distraction of our workforce and management team to pursue other opportunities that could be beneficial to us, in each case without realizing any of the benefits of having the Merger Transactions completed.

Further, we or Parent may terminate the Merger Agreement if the Merger Transactions have not been consummated by May 14, 2022 (subject (i) to an extension until five business days following the expiration of the marketing period for Parent’s debt financing) and (ii) to a six-month extension if all closing conditions other than those relating to a clearance, consent or restraint in respect of any antitrust law or foreign investment law have not been received, the “Outside Date”). We or Parent also may terminate the Merger Agreement (i) by mutual written consent; (ii) if there is a final and nonappealable judgment enacted, promulgated, issued, entered, amended or enforced by any governmental authority of competent jurisdiction or any applicable law enjoining, restraining or otherwise prohibiting consummation of the Merger Transactions; or (iii) if the other party has breached its representations or covenants in a way that would prevent satisfaction of a closing condition by the Outside Date.

The announcement of the Merger Agreement and pendency of the Merger Transactions could negatively impact our business, financial condition and results of operations.

The pendency of the Merger Transactions could adversely affect our business and operations and may result in the departure of key personnel. In connection with the Merger Transactions, some of our customers and business partners may delay or defer decisions or may end their relationships with us, which could negatively affect our revenues, earnings and cash flows, regardless of whether the Merger Transactions are completed. In addition, we have undertaken certain covenants in the Merger Agreement restricting the conduct of our business during the pendency of the Merger Transactions, including restrictions on undertaking certain significant financing transactions and certain other actions, even if such actions would prove beneficial to us. Similarly, our current and prospective employees may experience uncertainty about their future roles with us following the Merger Transactions, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger Transactions.

Our directors and executive officers have interests in the Merger Transactions that may be different from, or in addition to, the interests of our other stockholders.

Our directors and executive officers have financial interests in the Merger Transactions that may be different from, or in addition to, the interests of our other stockholders. These interests may include:

•the treatment of Company equity awards provided for under the Merger Agreement;
•severance and other benefits in the case of certain qualifying terminations under the terms of an individual employment or severance agreement;
•cash-based deal retention bonuses under a program established for the benefit of certain Company employees, including executive officers;
•each participant (including each executive officer) in the Company’s annual bonus plan will be eligible for a pro-rated annual bonus for the year in which the effective time occurs if such participant is terminated prior to the date such bonuses are earned and he or she otherwise qualifies for severance; and
•continued indemnification and insurance coverage under the Merger Agreement, the Company’s organizational documents and indemnification agreements the Company has entered into with each of its directors and executive officers.
Risks Related to Our Business and Operations
A small number of customers account for a significant portion of our revenue. The loss or significant reduction in business from one or more of our large customers could significantly harm our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. Our top 10 customers collectively accounted for approximately 57% of our total annualized rent as of December 31, 2021. We have one customer which represented 19% of our total revenue as of December 31, 2021 and 20% of our annualized rent as of December 31, 2021. As a result of this customer concentration, our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock could be adversely affected if we lose one or more of our larger customers, if one or more of such customers significantly reduce their business with us or if we choose not to enforce, or to enforce less vigorously, any rights that we may have now or in the future against these significant customers because of our desire to maintain our relationship with them.
A significant percentage of our customer base is also concentrated in two industry sectors: information technology and financial services. Enterprises in the information technology and financial services sectors comprised approximately 67% and 13% respectively, of our annualized rent as of December 31, 2021. A downturn in one of these industries could negatively impact the financial condition of one or more of our information technology or financial services customers, including several of our larger customers. In addition, instability in financial markets and economies generally may adversely affect our customers’ ability to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our customers’ financial condition and results of operations. As a result of these factors, customers could default on their obligations to us, delay the purchase of new services from us or decline to renew expiring leases, any of which could have an adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
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
Our customers may not renew their leases upon expiration. This risk is increased by the significant percentage of our customer leases that expire every year. As of December 31, 2021, leases representing 15%, 16% and 14% of the annualized rent for our portfolio will expire during 2022, 2023 and 2024, respectively, and an additional 7% of the 2021 annualized rent for our portfolio was from month-to-month leases. While historically we have retained a significant number of our customers, including those leasing from us on a month-to-month basis, upon expiration our customers may elect not to renew their leases or renew their leases at lower rates, for less space, for fewer services or for shorter terms. If we are unable to successfully renew or continue our customer leases on the same or more favorable terms or subsequently re-lease available data center space when such leases expire, our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock could be adversely affected.
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
In the ordinary course of business, we enter into agreements with our customers pursuant to which our customers lease or otherwise contract for the use of data center space from us. These contracts typically contain indemnification and liability provisions, in addition to service level commitments, which could potentially impose a significant cost on us in the event of losses arising out of certain breaches of such agreements, services to be provided by us or our subcontractors or from third-party claims. Customers increasingly are looking to pass through their regulatory obligations and other liabilities to their outsourced data center providers and we may not be able to limit our liability or damages in an event of loss suffered by such customers, whether as a result of our breach of agreement or otherwise. Further, liabilities and standards for damages and enforcement actions, including the regulatory framework applicable to different types of losses, vary by jurisdiction, and we may be subject to greater liability for certain losses in certain jurisdictions. Additionally, in connection with our acquisitions, we have assumed and expect to assume existing agreements with customers that may subject us to greater liability for such an event of loss. If such an event of loss occurred, we could be liable for material monetary damages and could incur significant legal fees in defending against such an action, which could adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock. In addition, our business may be adversely impacted by inflation as our customer leases generally do not provide for annual increases in rent based on inflation. Although most of our leases have contractual rent escalations, we still bear the risk of increases in the costs of operating and maintaining our data center facilities.

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
Substantially all of our properties consist of data center space. The adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock from a decreased demand for data center space would likely be greater than if we owned a portfolio with a more diversified customer base or less specialized use. Further, our largest customers have demonstrated demand for more efficient low-carbon facilities and these customers, along with the Company, have established aggressive goals for decarbonization, and these efforts may increase the costs to build and operate data center space and could adversely impact our business or result in obsolescence of less efficient facilities. Adverse developments in the outsourced data center space industry could lead to reduced corporate IT spending or reduced demand for outsourced data center space. Changes in industry practice or in technology, such as server virtualization technology, more efficient or miniaturization of computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical data center space we provide or make the customer improvements in our facilities obsolete or in need of significant upgrades to remain viable.

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
We do not own all of the land on, and buildings in, which we operate our data centers. Our portfolio includes 12 buildings that are leased from third parties and account for approximately 958,889 GSF, or approximately 11% of our total GSF. These leases (including ground leases, leased land and leased buildings) accounted for 13% of our total annualized rent as of December 31, 2021. In addition, future properties that we acquire, particularly outside of the U. S., may be on leased land or facilities that we do not own.
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

Our real estate development strategies may not be successful, and our growth depends on our data center development activities, including supply chain risks, the availability of developable land, and our ability to successfully lease our developed properties, and any delays or unexpected costs associated with such activities or the ability to lease such properties may harm our growth prospects, future business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.

We are involved in the development, construction, and renovation of data centers and we intend to continue to pursue development activities as opportunities arise. As a result, we are and will continue to be subject to risks associated with our data center development activities that could adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock. For example, current and future development activities have involved and will involve substantial planning, allocation of significant company resources prior to such projects generating revenue. Such activities have entailed and will entail certain risks, including risks related to zoning, regulatory approvals, construction costs, disruptions and delays, as well as our ability to raise capital, including both debt and equity, to finance such projects. These development activities also have required and will require us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we have experienced and could experience, among other things, significant delays, increased costs to complete the project and other negative impacts to our expected returns on the project, as well as reputational risk. For instance, a general contractor’s recent financial difficulties resulted in us having to pay significant amounts, which we do not expect to recover from the general contractor, to its subcontractors in order to keep the project on schedule. The availability of developable land and site selection is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets at a location that is attractive to our customers and has the necessary combination of access to multiple network providers, a significant supply of electrical power, high ceilings and the ability to sustain heavy floor loading. Furthermore, while we may prefer to locate new data centers adjacent to our existing data centers, we may be limited by land held for future development as well as the inventory and location of suitable properties.
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

We regularly monitor supply chain risks including commodity and labor pricing trends related to our data center development capital expenditures, where a large proportion of our current development project costs are under firm price commitments. Should the proportion of such project costs that are firm price commitments decline and prices for certain selective materials increase, including due to changes in trade policy, including recent international trade negotiations as well as the imposition of tariffs, our overall development costs could increase significantly. We also continue to monitor our supply chain risks, including our costs to develop as increases in inflation may adversely impact our business.
These and other risks could result in disruptions or delays or increased costs or prevent the completion of our development activities and related projects and growth of our business, which could adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
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
We and our partners, contractors and vendors have been and may continue to be vulnerable to security breaches, cyber-attacks or terrorism which have disrupted and could disrupt our operations, harm our brand and reputation and have a material adverse effect on our business, financial condition and results of operations.
Security breaches, cyber-attacks, or disruption, of our or our partners' or customers' physical or information technology infrastructure, networks and related management systems could result in, among other things, unauthorized access to our facilities, a breach of our and our customers’ networks and information technology infrastructure, the misappropriation of our or our customers’ or their customers’ proprietary or confidential information, interruptions or malfunctions in our or our customers’ operations, delays or interruptions to our ability to meet customer needs, breach of our legal, regulatory or contractual obligations, inability to access or rely upon critical business records or other disruptions in our operations. Numerous sources can cause these types of incidents, including but not limited to: physical or electronic security breaches; acts of terrorism at or upon our facilities; viruses, ransomware, backdoor trojans and other malware or software vulnerabilities; hardware vulnerabilities such as Meltdown and Spectre; accident or human error by our own personnel or third parties; criminal activity or malfeasance (including by our own personnel); fraud or impersonation scams perpetrated against us or our partners or customers; or security events impacting our third-party service providers or our partners or customers. For instance, in December 2021 a vulnerability was discovered in Apache Software Foundation’s Log4j—internet software broadly used in a variety of consumer and enterprise services, websites, applications and operational technology products—that allowed malicious attackers to execute code remotely on any exposed computer, which enabled them to then steal data, install malware or take control of the device. Although we have no external facing systems utilizing this software, certain of our contractors and vendors use this software. To date, we have not identified any malicious activity as it relates to us but our investigation is ongoing and we continue to work to both identify the effect on our contractors and vendors and help them minimize the vulnerability’s impact.
Our exposure to cybersecurity threats and negative consequences of cybersecurity breaches will likely increase as we store increasing amounts of customer data. Additionally, as we increasingly market the security features in our data centers, our data centers may be targeted by computer hackers seeking to compromise data security. For instance, in December 2019, we discovered a ransomware program encrypting certain devices, which resulted in availability issues affecting certain managed service customers. Upon discovery of the incident, we initiated our response and continuity protocols to determine what occurred, restore systems and notify the appropriate legal authorities. We have completed our investigation of this matter. In addition, while one of our SolarWinds platforms was affected in the supply chain hack detected in late 2020, the impact was immediately mitigated and there has been no evidence of compromised or suspicious activities. The total cost of these incidents has not been significant to the Company but we continue to make investments in our information technology infrastructure and cybersecurity tools and services due to the likely increase in cybersecurity threats. Should additional cybersecurity threats or incidents occur in the future, there can be no assurance that our information technology infrastructure, cybersecurity tools and services and related investments will prevent such threats or incidents from disrupting our operations, harming our brand and reputation or having a material adverse effect on our business, financial condition and results of operations. There can also be no assurance that responding to future attacks will not impose significant costs for us.

We recognize the increasing volume of cyber-attacks and employ commercially practical efforts to provide reasonable assurance such attacks are appropriately mitigated. Each year, we evaluate the threat profile of our industry and the global community threat intelligence to stay abreast of trends and to provide reasonable assurance our existing countermeasures will address any new threats identified. In the first quarter of 2021, we stood up our own Threat Intelligence platform, collaborating with threat researchers around the world. We may be required to expend significant financial resources to protect against or respond to such breaches. Cyber criminals are increasingly using powerful tactics including evasive applications, proxies, tunneling, encryption techniques, vulnerability exploits, buffer overflows, distributed denial-of-service or DDoS attacks, botnets, supply chain attacks and port scans. Techniques used to breach security change frequently, and are generally not recognized until launched against a target, so we may not be able to promptly detect that a security breach or unauthorized access has occurred. We also may not be able to implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. As we provide assurances to our customers that we provide a high level of security, if an actual or perceived security breach occurs, the market’s perception of our security measures could be harmed and we could lose sales and current and potential customers, and such a breach could be particularly harmful to our brand and reputation. Any breaches that may occur could also expose us to increased risk of lawsuits, material monetary damages, potential violations of applicable privacy and other laws, penalties and fines, loss of existing or potential customers, harm to our reputation and increases in our security and insurance costs, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks (as discussed in “The regulatory framework around data custody, data privacy and breaches varies by jurisdiction and involves complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere.” below) despite not handling the data. Furthermore, if a high profile security breach or cyber-attack occurs with respect to another provider of mission-critical data center facilities, our customers and potential customers may lose trust in the security of these business models generally, which could harm our ability to retain existing customers or attract new ones. We cannot guarantee that any backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent network and service interruption, system failure, damage to one or more of our systems or data loss in the event of a security breach or attack on our facilities.

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
Recent turnover, including the search for a permanent President and CEO, or the further loss, of any of our key personnel, including our executive officers or key sales associates, could adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.

As previously disclosed, we experienced significant turnover in our executive officers in 2020, including the departure or retirement of our CEO, President of Europe, CFO and Chief Technology Officer and the appointment of a new Chief Operating Officer, and 2021, including the departure of our CEO. In July 2021, the Company appointed a new President and CEO on an interim basis while the Board undertakes a search to identify the Company’s next President and Chief Executive Officer. Our success will depend to a significant extent on attracting a qualified permanent President and CEO as well as our executive officers, including those appointed in 2020 and 2021, and key sales associates. Each of our executive officers, including our interim President and CEO, has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with existing and potential customers, investors, lenders and industry personnel. The loss of key sales associates could also hinder our ability to continue to benefit from existing and potential customers. We cannot provide any assurance that we will be able to attract a qualified permanent President and CEO and retain our current executive officers or key sales associates. The loss of any of these individuals, the Board’s search for a permanent President and CEO (and any related speculation and uncertainty regarding the Company, including its future business strategy and direction in connection with that search), or the recent turnover of executive officers could adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
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
Our properties are located in 16 distinct metropolitan markets (11 in the U.S.; European markets including Amsterdam, The Netherlands, Dublin, The Republic of Ireland, Frankfurt, Germany, London, U.K. and Paris, France). Seven of these U.S. markets - Cincinnati, Dallas, Houston, New York Metro, Northern Virginia, Phoenix and San Antonio - accounted for approximately 73% of our annualized rent as of December 31, 2021. As such, we are potentially susceptible to local economic conditions and the supply of, and demand for, data center space in these markets. If there is a downturn in the economy, a natural disaster or an oversupply of, or decrease in demand for, data centers in these markets, our business could be adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.
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
In addition, even when power supplies are adequate, we may be subject to pricing risks and unanticipated costs associated with obtaining power from various utility companies. While we actively seek to lock-in utility rates, many factors beyond our control may increase the rate charged by the local utility. For instance, municipal utilities in areas experiencing financial distress may increase rates to compensate for financial shortfalls unrelated to either the cost of production or the demand for electricity. Utilities are and may be subject to increasing regulation that could increase the costs of electricity, including wildfire mitigation plans. Utilities may be dependent on, and be sensitive to price increases for, a particular type of fuel, such as coal, oil or natural gas. In addition, the price of these fuels and the electricity generated from them could increase as a result of proposed legislative measures related to climate change or efforts to regulate carbon emissions. In any of these cases, increases in the cost of power at any of our data centers could put those locations at a competitive disadvantage relative to data centers served by utilities that can provide less expensive power. These pricing risks are particularly acute with respect to our customer leases that are structured on a full-service gross basis, where the customer pays a fixed amount for both colocation rental and power. Our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock could be adversely affected in the event of an increase in utility rates under these leases, which, as of December 31, 2021, accounted for approximately 19% of our leased GSF, because we may be limited in our ability to pass on such costs to these customers.
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
We have acquired and may continue to acquire properties on a strategic and selective basis in international metropolitan areas that are new to us. For example, since 2018 we have entered new European markets, including Amsterdam, Dublin, Frankfurt, Madrid and Paris. When we acquire properties located in new markets, we may face risks associated with a lack of market knowledge or understanding of the local economy and culture, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. In addition, due diligence, transaction and structuring costs may be higher than those we may face in the United States. We work to mitigate such risks through extensive diligence and research and associations with experienced partners; however, we cannot assure you that such risks can be reduced or eliminated.
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
We review the carrying value of each of our properties when events or circumstances indicate that the carrying value of the property may not be recoverable. Examples of such indicators may include a significant decrease in market price, a significant adverse change in the extent to or manner in which the property is being used or in its physical condition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, or a history of operating or cash flow losses. When such impairment indicators exist, we review an estimate of the undiscounted future cash flows expected to result from the use of the real estate investment and proceeds from its eventual disposition and compare such amount to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, rental rates, competition and other factors. If our undiscounted cash flows indicate that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. For the year ended December 31, 2021, we recorded an impairment charge of $0.5 million. For the year ended December 31, 2020, we recorded an impairment charge of $11.2 million, which includes an $8.8 million impairment loss due to the decrease in the fair value of the equipment held for use in inventory at our U.S. data centers and a $2.4 million impairment loss based on the estimated fair value for our investment in land held in Atlanta for future development as the Company sold this land to a third-party in February 2021. For the year ended December 31, 2019, we recorded an impairment charge of $0.7 million related primarily to an impairment on our South Bend - Monroe facility, which was being actively marketed for sale. These losses had a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to re-evaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
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
•inability to collect rent and reimbursements from customers;
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
•inflation, changes in interest rates and in the availability, cost and terms of debt financing;
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

In addition, pursuant to the Merger Agreement, we have agreed to various specific restrictions relating to the conduct of our business between the date of the Merger Agreement and the time at which the Merger becomes effective, including but not limited to, agreeing to not to (i) issue or sell shares of our capital stock, partnership interests or other equity or voting interests, (ii) issue or sell any debt securities or warrants or other rights to acquire any debt securities of us and our wholly owned subsidiaries and (iii) incur or assume any indebtedness, in each case subject to the terms of the Merger Agreements and any exceptions set forth therein.
Our ability to access additional capital may also be limited by the terms of our then-existing indebtedness which may restrict our incurrence of additional debt. If we cannot obtain capital when needed, we may not be able to acquire or develop properties when strategic opportunities arise or refinance our debt at or before maturity, and we may need to increase our liquidity by disposing of properties possibly on disadvantageous terms or renewing leases on less favorable terms than we otherwise would, which could adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
We have significant outstanding indebtedness that involves significant debt service obligations, limits our operational and financial flexibility, exposes us to interest rate fluctuations and exposes us to the risk of default under our debt obligations.

As of December 31, 2021, we had a total combined indebtedness, including finance lease liabilities and operating lease liabilities, of approximately $3.8 billion. As of December 31, 2021, we have the ability to borrow up to an additional approximately $1.4 billion under our Amended Credit Agreement, net of outstanding letters of credit of approximately $8.4 million, subject to satisfying certain financial tests. Our Amended Credit Agreement also contains an accordion feature that, as of December 31, 2021, allows the operating partnership to request an increase in the total commitment by up to $1.5 billion. There are no limits on the amount of indebtedness we may incur other than limits contained in the indentures governing our 2024 Notes, 2027 Notes, 2028 Notes, 2029 Notes and 2030 Notes (each as defined in Note 11, Debt), our Amended Credit Agreement or future agreements that we may enter into or as may be set forth in any policy limiting the amount of indebtedness we may incur adopted by CyrusOne’s board of directors. A substantial level of indebtedness could have adverse consequences for our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock because it could, among other things:

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

We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as floating-fixed interest rate swaps. These arrangements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. Approximately 14% of our total indebtedness as of December 31, 2021 was subject to variable interest rates but not subject to interest rate swaps. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

We also currently have and may decide in the future to further undertake foreign exchange hedging transactions. As a result of investments denominated in foreign currencies, including Euros and British pounds sterling from our increased presence in Europe and the United Kingdom, as well as our €500.0 million aggregate principal amount of 1.450% Senior Notes due 2027 and €500.0 million aggregate principal amount of 1.125% Senior Notes due 2028, our exposure to foreign currency has increased. We could mitigate future investment and operational foreign currency exposure by borrowing under our Amended Credit Agreement in the particular foreign currency, subject to availability and applicable borrowing conditions. However, we would expect to incur foreign currency transaction gains and losses, which would impact our consolidated net income, and translation of financial statements from the foreign functional currency to U.S. dollars, which would be included in other comprehensive income or loss and stockholders’ equity. In addition, we have entered into cross-currency swaps to synthetically convert certain USD outstanding debt amounts to the EUR equivalent, which has further increased our exposure to foreign currency exchange rates. We have exposure to other foreign currencies, such as British pound sterling, but we have not hedged against those currencies. As a result, any changes in the strength of the U.S. dollar relative to the Euro or the other currencies of the foreign countries in which we operate may have an impact on our consolidated results of operations, including but not limited to the fact that the fair value of our cross-currency swap liabilities may increase and we may incur losses that would be immediately recognized in earnings since those hedges are not designated. See "Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our interest rate and foreign currency risks.

Discontinuation, reform or replacement of the London Interbank Offered Rate (“LIBOR”) and other benchmark rates, or uncertainty related to the potential for any of the foregoing, may adversely affect our business.

Certain of our variable rate debt, including our Amended Credit Agreement, uses LIBOR as a benchmark for establishing the interest rate. See Note 11, Debt, to our audited consolidated financial statements. The U.K. Financial Conduct Authority (the "FCA") announced in 2017 that it intended to phase out LIBOR by the end of 2021 and the administrator of LIBOR confirmed on March 5, 2021 that it would cease publication of one-week and two-month USD LIBOR settings at the end of 2021 and publication of the remaining overnight and one-, three-, six- and 12-month USD LIBOR settings at the end of June 2023. The Alternative Reference Rates Committee (“ARCC”), which was convened by the Federal Reserve Board and the New York Fed, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended risk-free alternative rate for USD LIBOR. The extended cessation date for most USD LIBOR tenors will allow for more time for existing legacy USD LIBOR contracts to mature and provide additional time to continue to prepare for the transition from LIBOR. Discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact the cost of our variable rate debt.

Our credit facility was amended in March 2020 to provide that, among other things, upon the occurrence of a Benchmark Transition Event (as defined in the Amended Credit Agreement and which includes that the Eurodollar rate with respect to any applicable currency has ceased or will cease to be provided or is no longer representative) or an Early Opt-in Election (as defined in the Amended Credit Agreement and which includes a determination by the administrative agent or a notification by the required lenders to the administrative agent that the required lenders have determined that syndicated credit facilities in such currency being executed at such time, or that include language similar to the benchmark transition provisions in the Amended Credit Agreement are being executed or amended to incorporate or adopt a new benchmark interest rate to replace the Eurodollar rate loans denominated in for such currency), as applicable, with respect to any currency, the administrative agent and the Company may amend the Amended Credit Agreement to replace the Eurodollar rate for loans denominated in such currency (which, for loans denominated in USD (our term loans and United States dollar revolver) and British pounds sterling (Great Britain pound revolver) is LIBOR) with a benchmark replacement (with respect to any currency, the sum of: (a) the alternate benchmark rate (which, with respect to USD, may be a rate based on SOFR) selected by the administrative agent and the Company giving due consideration to (i) any selection or recommendation of a replacement rate or the mechanism for determining such a rate by the relevant governmental body and/or (ii) any evolving or then-prevailing market convention for determining a rate of interest as a replacement to the Eurodollar rate for syndicated credit facilities in such currency and (b) the benchmark replacement adjustment for such currency). Any such amendment with respect to a Benchmark Transition Event becomes effective at the specified time in such agreement so long as the administrative agent has not received, by such time, written notice of objection to such proposed amendment from lenders comprising the required lenders; provided that, with respect to any proposed amendment containing any SOFR-based rate, the lenders are only entitled to object to the benchmark replacement adjustment contained therein. Any such amendment with respect to an Early Opt-in Election becomes effective on the date that lenders comprising the required lenders have delivered to the administrative agent written notice that such required lenders accept such amendment. Although no Benchmark Transition Event or Early Opt-in Election has occurred as of February 16, 2022, we may not be able to reach agreement with our lenders on any such amendments once it has. As a result, additional financing to replace our LIBOR-based debt may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness. In addition, any benchmark replacement may not be the economic equivalent of LIBOR or not achieve market acceptance similar to LIBOR, which could negatively impact the cost of our variable rate debt. In particular, if the benchmark replacement is a SOFR-based rate, risks related to SOFR include, but are not limited to, that SOFR differs fundamentally from, and may not be a comparable substitute for, USD LIBOR; SOFR may be discontinued or fundamentally altered in a manner that is materially adverse to us; and any failure of SOFR to gain market acceptance could adversely affect us.

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

These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. These covenants could also impair our ability to plan for or react to market conditions or meet capital needs, or our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our interest. In addition, the indentures governing our 2024 Notes, 2027 Notes, 2028 Notes, 2029 Notes, 2030 Notes and our Amended Credit Agreement require us to maintain specified financial ratios and satisfy financial condition tests. The indentures governing our 2024 Notes, 2027 Notes, 2028 Notes, 2029 Notes and 2030 Notes also require our operating partnership and its subsidiaries to maintain total unencumbered assets of at least 150% of the aggregate principal amount of their outstanding unsecured indebtedness on a consolidated basis. Our ability to comply with these metrics or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants or covenants under any other agreements governing our indebtedness could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders or holders thereof could elect to declare all outstanding debt under such agreements to be immediately due and payable. If we were unable to repay or refinance the accelerated debt, the lenders or holders, as applicable, could proceed against any assets pledged to secure that debt, including foreclosing on or requiring the sale of our data centers, and our assets may not be sufficient to repay such debt in full.

Risks Related to Our General Business

The novel coronavirus (COVID-19) pandemic and measures to prevent its spread could materially adversely impact our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
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

As a result of the ongoing COVID-19 pandemic, while our data centers have remained operational, we have modified our business practices by temporarily closing our corporate headquarters and regional locations, transitioned non-essential employees to working remotely from their homes, implemented restrictions on the physical participation in meetings and significantly limited business travel, all of which have disrupted how we operate our business and may remain in place for an indeterminate amount of time. To date, our technology systems and infrastructure have effectively supported our remote working activities but we cannot assure you that our workforce will be able to continue to work effectively as a result of such practices, or that our technological systems or infrastructure will continue to be equipped to facilitate effective remote working arrangements for our employees.

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

The conditions caused by the COVID-19 pandemic, including recent increases in COVID-19 cases in certain markets in the U.S. and abroad in which we do business, also affect our customers and a few customers have both moderately lengthened the time to remit payments and negotiated rent abatements, which has not had a significant impact to date but may increasingly impact the timing and amount of rent we collect in the future. In addition, these conditions may negatively impact the demand for colocation and our services, delay the decision making of our customers, result in defaults or otherwise impair our customers' ability to timely pay us, as well as potentially impairing our ability to attract new customers, all of which could adversely affect our future sales, operating results, cash flows and overall financial performance. More generally, government economic support to businesses and individuals impacted by the pandemic has ceased or been reduced in many areas and may not be renewed or be effective at alleviating the abrupt economic deterioration experienced to date and both the short-term and long-term impact of these actions on economic growth is uncertain.

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

The duration and extent of the impact from the COVID-19 pandemic continues to depend on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus and its variants, the extent and effectiveness of containment actions, the distribution and effectiveness of vaccines and therapeutic medicines, and the impact of these and other factors on our employees, customers, suppliers and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in this Part I, Item 1A.
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
•changes resulting from Brexit, including those related to additional trade agreements, tariffs and customs regulations and currency fluctuations and potential price increases or unavailability of supplies purchased from companies located in the European Union or elsewhere;
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
The United States has advocated for and taken steps toward restricting trade in certain goods, particularly from the PRC. The PRC and certain other countries have retaliated and may further retaliate in response to new trade policies, treaties and tariffs implemented by the United States. Any further actions to increase existing tariffs or impose additional tariffs could result in an escalation of the trade conflict and may have a material negative impact on the economies of not just the United States and the PRC, but the global economy as a whole. In May 2019, former President Trump issued an executive order that invoked national emergency economic powers to implement a framework to regulate the acquisition or transfer of information and communications technology and services (“ICTS”) in transactions that imposed undue national security risks. The executive order is subject to implementation by the Secretary of Commerce and applies to contracts entered into prior to the effective date of the order. On March 22, 2021, the U.S. Department of Commerce issued an interim final rule allowing it to identify, review, and prohibit ICTS transactions that pose a national security risk, including transactions involving specified countries, such as the PRC. Several aspects of this rule remain unclear including the scope of affected transactions and how the rule will be implemented and enforced in practice. In addition, the U.S. Commerce Department has implemented additional restrictions and may implement further restrictions that would affect conducting business with certain PRC companies. In June 2021, President Biden signed an executive order that, among other things, calls for a “rigorous, evidence-based analysis” of potential risks posed by apps designed, developed, manufactured or supplied by the PRC and other “foreign adversaries” and identifies the March 2019 executive order and its implementing regulations as the primary tool for addressing the national security risks posed by such apps and other ICTS products and services. The executive order establishes app-specific factors that should be evaluated as part of the Department of Commerce’s review under the ICTS regulations to determine whether certain apps present national security concerns. While we are currently unable to predict whether the U.S. or other governments will impose any further restrictions or extend these restrictions to other industries, or the eventual impact of any such restrictions, the aforementioned regulations and restrictions create uncertainty around our customers that are controlled by PRC entities and our customers’ ability to do business with PRC entities. If these measures, tariffs and prohibitions affect any of our customers and their business results and prospects, their demand for, or ability to pay for, our data center services may decrease, which may materially and adversely affect our financial condition and results of operations.
The regulatory framework around data custody, data privacy and breaches varies by jurisdiction and involves complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere.

Data custody and privacy laws and regulations are complex and vary by jurisdiction. We may not be able to limit our liability or damages in the event of a loss of business or personal data. For example, the European Union's General Data Protection Regulation (the "GDPR") became effective in 2018. The GDPR imposes additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Data protection legislation is also becoming common in the United States at both the federal and state level and may require us to further modify our data processing practices and policies. For example, the state of California, where we expect future development, adopted the California Consumer Privacy Act of 2018, which took effect on January 1, 2020, and California voters approved the California Privacy Rights Act in November 2020, which will be effective January 1, 2023. These laws provide California residents with increased privacy rights and protections with respect to their personal information. Other states, including Virginia where we operate data centers, have passed similar legislation. Compliance with existing, proposed and recently enacted data privacy laws and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of, or failure to secure, personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, fines and penalties, damage to our reputation and credibility and could have a negative impact on our business, financial condition and results of operations.
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
We may be adversely affected by regulations or standards related to climate change and other regulations.
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
Our properties are subject to various federal, state and local regulations, such as state and local fire and life safety regulations, as well as similar foreign regulations. For instance, as discussed in “We and our partners, contractors and vendors have been and may continue to be vulnerable to security breaches, cyber-attacks or terrorism which have disrupted and could disrupt our operations, harm our brand and reputation and have a material adverse effect on our business, financial condition and results of operations” above, regulations such as the GDPR and CCPA may have significant impact on our operations. If we fail to comply with these various regulations, we may be required to pay fines or private damage awards. We do not know whether existing regulations will change or whether future regulations will require us to make significant unanticipated expenditures that may adversely affect our business, financial condition and results of operations. With respect to foreign regulations, we also face the risks described above in “We face risks with our international acquisitions associated with investing in unfamiliar metropolitan areas”.
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
In addition, the limited partnership agreement of our operating partnership provides for the issuance of partnership units designated as LTIP Units. While all of the issued and outstanding operating partnership units were owned, directly or indirectly, by the Company as of December 31, 2020, as a result of the restructuring of our operating partnership, which was effective February 1, 2021, 0.15% of the operating partnership units are now held by a wholly-owned subsidiary of the Company and the Compensation Committee of the Company may now grant awards to participants in our Restated 2012 Long Term Incentive Plan (“LTIP”) that allows recipients to elect to receive their award in the form of LTIP Units or restricted stock of the Company. LTIP Units will dilute the Company’s interest (and therefore the interest of our stockholders) in the assets of our operating partnership. LTIP Units will have the right to vote on certain amendments to the limited partnership agreement of our operating partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Furthermore, circumstances may arise in the future when the interest of limited partners in our operating partnership may conflict with the interest of our stockholders. For example, the timing and terms of dispositions of properties held by our operating partnership may result in tax consequences to certain limited partners and not to our stockholders.
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

We are headquartered in the United States with subsidiaries and operations in Europe which are subject to income taxes in these jurisdictions. Significant judgment is required in determining our provision for income taxes and there is no assurance that additional taxes will not be due upon audit of our tax returns or as a result of changes to applicable tax laws. The governments of many of the countries in which we operate may enact changes to the tax laws of such countries, including changes to the corporate recognition and taxation of worldwide income. The nature and timing of any changes to each jurisdiction’s tax laws and the impact on our future tax liabilities cannot be predicted and, as a result, our business, financial condition, results of operations, cash flows and ability to pay dividends, as well as the market price of our common stock, may be adversely affected.

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
We cannot predict whether future issuances of shares of our common stock or the availability of shares of our common stock for resale in the open market will decrease the market price per share of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of the shares of our common stock. Physical settlement of these forward sale agreements or other forward sale agreements in the future have resulted or will result in dilution to our earnings per share. During the fourth quarter of 2018, the Company entered into sales agreements pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate sales price of up to $750.0 million (the "New 2018 ATM Stock Offering Program"). During the second quarter of 2020, the Company entered into sales agreements pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate sales price of up to $750.0 million (the "2020 ATM Stock Offering Program"). The 2020 ATM Stock Offering Program replaced the New 2018 ATM Stock Offering Program. During the second quarter of 2021, the Company entered into sales agreements pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate sales price of up to $750.0 million (the "2021 ATM Stock Offering Program" and, together with the New 2018 ATM Stock Offering Program and 2020 ATM Stock Offering Program, the “ATM stock offering program”). The 2021 ATM Stock Offering Program replaced the 2020 ATM Stock Offering Program. During the year ended December 31, 2021, the Company settled forward agreements totaling 8.4 million common shares at an average price of $70.84 for proceeds of $593.7 million, net of expenses. In addition, we have registered shares of common stock that were reserved for issuance under our Restated 2012 Long Term Incentive Plan and under our 2014 Employee Stock Purchase Plan, and these shares can generally be freely sold in the public market, assuming any applicable restrictions and vesting requirements are satisfied. If any or all of these holders cause a large number of their shares to be sold in the public market, the sales could reduce the trading price of our common stock and could impede our ability to raise future capital on terms acceptable to us or at all.
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
•the occurrence of any of the other risk factors presented in this Form 10-K; and
•general market and economic conditions, including economic conditions as a result of the COVID-19 pandemic and inflation.
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
B)Holders
As of February 11, 2022, CyrusOne Inc. had 110 shareholders of record and 129,563,290 outstanding shares.
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

D)Issuer Purchases of Unregistered Securities

Period	(a) Total Number of Shares of Common Stock Purchased(1)	(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(c) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
January 1, 2021 - January 31, 2021	675	$71.72	N/A	N/A
February 1, 2021 - February 28, 2021	27,808	67.17	N/A	N/A
March 1, 2021 - March 31, 2021	106,540	65.17	N/A	N/A
May 1, 2021 - May 31, 2021	940	71.73	N/A	N/A
July 1, 2021 - July 31, 2021	780	71.27	N/A	N/A
August 1, 2021 - August 31, 2021	17	71.27	N/A	N/A
September 1, 2021 - September 30, 2021	7,460	76.56	N/A	N/A
November 1, 2021 - November 30, 2021	2,000	82.90	N/A	N/A
December 1, 2021 - December 31, 2021	29,241	89.41	N/A	N/A
	175,461	$70.30	N/A	N/A
(1) - Represents the common stock surrendered by employees to CyrusOne to satisfy such employee's tax withholding obligations in connection with the vesting of restricted stock.

E)    Stock Performance
The following graph compares the cumulative total stockholder return on CyrusOne Inc.’s common stock for the year ended December 31, 2021, with the cumulative total return on the S&P 500 Market Index and the MSCI US REIT Index (RMZ). The comparison assumes that $100 was invested on December 31, 2016 in CyrusOne Inc.’s common stock and in each of these indices and assumes reinvestment of dividends, if any.

Stock Performance Chart

Index Value
300
280
260
240
220
200
180
160
140
120
100
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
CONE
S&P 500
MSCI US REIT

Pricing Date	CONE	S&P 500	MSCI US REIT
December 31, 2016	100.00	100.00	100.00
December 31, 2017	137.13	121.83	105.07
December 31, 2018	125.89	116.49	100.27
December 31, 2019	160.65	153.17	126.18
December 31, 2020	185.01	181.35	116.62
December 31, 2021	233.20	233.41	166.84
F)    Recent Sales of Unregistered Securities
None.

ITEM 6.    [RESERVED]

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
Overview
Our Company. We are a fully integrated, self-managed data center real estate investment trust ("REIT") that owns, operates and develops enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. Our data centers are generally purpose-built facilities with redundant power and cooling. They are not network specific and enable customer connectivity to a range of telecommunication carriers. We provide mission-critical data center real estate assets that protect and ensure the continued operation of information technology ("IT") infrastructure for approximately 1,000 customers in 56 data centers, including one recovery center, in 16 markets (11 cities in the U.S.; London, U.K.; Frankfurt, Germany; Amsterdam, The Netherlands; Dublin, The Republic of Ireland and Paris, France).
We continue to monitor the global outbreak of the novel coronavirus (COVID-19) and to take steps to mitigate the potential risks to us posed by the pandemic. We provide a critical service to our customers and are considered an essential business by most governments. While the impact of the pandemic on our business has not been significant to date, we are unable to predict its future impact on our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock as discussed in the risk factors set forth in Part I, Item 1A of this Form 10-K.
Pending Acquisition by KKR and GIP

As previously announced, on November 14, 2021, the Company entered into the Merger Agreement with Parent, and Merger Sub, pursuant to which, subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company (also referred to as the Merger), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed solely for the purpose of entering into the Merger Agreement and related agreements and consummating the transactions contemplated thereby, and Parent is controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. ("KKR") and Global Infrastructure Management, LLC ("GIP"). Subject to the terms and conditions of the Merger Agreement, the outstanding shares of common stock of the Company at the effective time of the Merger will be acquired for $90.50 per share in an all-cash transaction.

The Merger Transactions are subject to customary closing conditions, including the receipt of the required regulatory approvals and the satisfaction or waiver of the other conditions to the Merger described in the Merger Agreement. The Merger Transactions are expected to close during the second quarter of 2022, but there can be no assurances regarding whether the Merger Transactions will close as expected, or at all. The Company's stockholders voted to approve the Merger, the Merger Agreement and the other transactions contemplated by the Merger Agreement at a special meeting of stockholders held for that purpose on February 1, 2022. Additionally, the waiting period applicable to the Merger Transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on December 29, 2021.
Our Portfolio
Our 56 data centers, including one recovery center, total 8.6 million Gross Square Feet ("GSF"), of which 83% of the Colocation Square Feet ("CSF") is leased and has 984 megawatts ("MW") of power capacity. This includes 12 buildings where we lease such facilities comprising approximately 11% of our total GSF as of December 31, 2021. Also included in our total GSF, CSF and MW are pre-stabilized assets (which include data halls that have been in service for less than 24 months or are less than 85% leased) with approximately 400,090 GSF and 34% of the CSF is leased with capacity of 43 MW of power.
In addition, we continue to invest primarily in global digital gateway markets and have properties under development comprising approximately 1.4 million GSF and 149 MW of power capacity. The estimated remaining total costs to develop these properties is projected to be between $643.0 million and $730.0 million. The increase over the prior year is primarily due to developments in Chicago, Houston and London. The final costs to develop are likely to change depending on several factors including the customer capital improvements required based on the future lease contracts executed on such properties. We also have 505 acres of land available for future data center development.
Operational Overview

The following discussion provides an overview of our capital and financing activity, operations and transactions for the year ended December 31, 2021 and should be read in conjunction with the full discussion of our operating results, liquidity and capital resources included in this Form 10-K, as well as the risk factors set forth in Part I, Item 1A.

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

Fundamental secular trends for data center real estate have remained strong, including the exponential growth in global data, the growth of e-commerce and demand for outsourcing of data storage and cloud-based applications. Large cloud-based demand, in particular, is strong in the U.S. and Europe. The favorable trends have attracted new capital funding for multiple data center platforms, including both public and private companies, leading to significant increases in supply in most major markets in which we operate. While demand remains robust, the supply outlook has led to pricing pressure, particularly with large hyperscale customers that are driving an increase in demand, which we expect to continue in 2022.

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

Our access to the investment grade debt capital markets is critical to managing our business as a public company and we are committed to maintaining our investment grade ratings and have a strong balance sheet. As a result of the announcement of the pending acquisition of the Company, credit ratings agencies have placed CyrusOne’s ratings on negative credit watch due to uncertainty regarding our growth strategy and leverage policy. Please see “Liquidity and Capital Resources” for additional information.
Inflation and Supply Chain Risks
The U.S. and European economies where we operate experienced significant increases in inflation in 2021, however this inflation did not have a significant impact on our business over this period. We continue to monitor our supply chain costs, as increases in inflation may adversely impact our business. However, the availability of equipment and materials that support the development and construction of our data centers has experienced constraints on supplies resulting in increased lead times and is leading to moderate increases in prices on equipment. Through our supplier networks we have contracted at fixed prices for supply of our future equipment needs, but continued supply chain constraints may over time result in increased costs of our construction projects. In addition, our business may be adversely impacted by inflation as our customer leases generally do not provide for annual increases in rent based on inflation. As a result, we bear the risk of increases in the costs of operating and maintaining our data center facilities. We are unable to predict future inflation that may impact our business. Most of our leases have contractual rent escalations, typically ranging from 1-3% per annum; in addition most of our revenue from colocation contracts is structured to pass-through the cost of sub-metered utilities. In the future, we expect more of our leases to be structured to pass-through utility costs. In addition, approximately 76% of our leases, based on annualized rent, expire within six years and we will be looking to replace existing leases with new leases at then existing market rates.
Summary of Significant Transactions and Activities for the Year Ended December 31, 2021

Real Estate Acquisitions, Development and Other Activities

In January 2022, the Company entered into a definitive agreement for the sale of its four Houston data center assets. Under the terms of the agreement, the buyer will acquire the Houston West I, II and III and Houston Galleria data centers from CyrusOne. Additionally, at closing CyrusOne will lease back from the buyer of the Houston West III shell to support a lease signed with a hyperscale customer in the fourth quarter of 2021. Total consideration for the transaction will be approximately $670.0 million, subject to a net working capital adjustment.

During the year ended December 31, 2021, the Company purchased approximately 35 acres of land for future development in Madrid, Spain; Amsterdam, The Netherlands; San Antonio, Texas and Frankfurt, Germany for a cost totaling $63.8 million.

In June 2021, the Company entered into lease amendments for the two data center leases located in London, United Kingdom to extend the lease terms. Per lease modification accounting rules under ASC 842, these leases were classified as finance leases on the modification effective date. Previously these leases were accounted as operating leases. The finance lease asset and liability are presented in Buildings and improvements and Finance lease liabilities in the Consolidated Balance Sheets, respectively.

During the year ended December 31, 2020, the Company purchased land for future development in Frankfurt, Germany and London, United Kingdom totaling 35 acres for $58.0 million. In March 2020, the Company entered into a 25-year lease comprising a 45,000 square feet building and commenced development of a 27 MW data center in Paris, France which was preleased to a customer.

During the year ended December 31, 2021, cash capital expenditures were $727.0 million, of which $702.6 million related to the development and construction of data centers. We continue to make a significant investment to build and develop data centers which will require additional capital investment. The expansion and development of additional power capacity and building square feet during the year ended December 31, 2021 primarily related to development in key markets, primarily in Northern Virginia, Frankfurt, Phoenix, Dublin, London, Somerset, Paris, San Antonio and Chicago.

Capital and Financing Activity

Financing Activity

Credit Facilities

As of December 31, 2021, we had $800.0 million outstanding under the Amended Credit Agreement (as defined below) and $2.7 billion of senior notes. For more information, see Note 11, Debt.

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

Capital Activity

During the fourth quarter of 2018, the Company entered into sales agreements pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate sales price of up to $750.0 million (the "2018 ATM Stock Offering Program"). During the second quarter of 2020, the Company entered into sales agreements pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate sales price of up to $750.0 million (the "2020 ATM Stock Offering Program"). The 2020 ATM Stock Offering Program replaced the 2018 ATM Stock Offering Program. During the second quarter of 2021, the Company entered into sales agreements pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate sales price of up to $750.0 million (the "2021 ATM Stock Offering Program"). The 2021 ATM Stock Offering Program replaced the 2020 ATM Stock Offering Program.

In November 2019, CyrusOne Inc. entered into a forward equity sale agreement with a financial institution acting as forward purchaser under the 2018 ATM Stock Offering Program with respect to 1.6 million shares of its common stock at an initial forward price of $61.67 per share. The Company fully physically settled this forward equity sale agreement in June 2020. Upon settlement, the Company issued all such shares to such financial institution in its capacity as forward purchaser, in exchange for proceeds of approximately $96.5 million, in accordance with the provisions of the forward equity sale agreement.
During the year ended December 31, 2020, CyrusOne Inc. entered into forward equity sale agreements with financial institutions acting as forward purchasers under the 2018 ATM Stock Offering Program and the 2020 ATM Stock Offering Program, as applicable, with respect to approximately 10.2 million shares of its common stock at a weighted average price of $68.98 per share, net of expenses. The Company received proceeds of $219.1 million from the sale of 3.4 million of its common shares by the forward purchasers in respect of forward equity sale agreements entered during the year ended December 31, 2020.

During the year ended December 31, 2021, CyrusOne Inc. entered into forward equity sale agreements under the 2021 ATM Stock Offering Program with respect to approximately 3.0 million shares. The Company received proceeds of $116.6 million from the sale of 1.6 million of its common shares by the forward purchasers in respect of forward equity sale agreements entered during the year ended December 31, 2021.
The Company currently expects to fully physically settle the remaining forward equity sale agreements by June 2022 and receive cash proceeds upon one or more settlement dates at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreements, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreements multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers' stock borrowing costs and (iii) scheduled dividends during the terms of the agreements.

As of December 31, 2021, there was $513.4 million under the 2021 ATM Stock Offering Program available for future offerings.

Concentration of Revenue

We have significant concentration of revenue with few customers. 20 customers represented approximately 64.9% of our annualized rent as of December 31, 2021. One customer represented 20% of our annualized rent as of December 31, 2021, and 19% of our revenue for the year ended December 31, 2021. Please see "Our Portfolio" set forth in Part I, Item 1 of this Form 10-K.

Annualized backlog from leased but not commenced leases

We define our annualized backlog as the twelve-month recurring revenue (calculated in accordance with generally accepted accounting principles in the United States of America ("GAAP")) for executed lease contracts achieved upon full occupancy which have not commenced as of the end of a period. Our backlog as of December 31, 2021 and 2020 was approximately $176.8 million and $101.0 million, respectively. We expect 80% of our backlog lease contracts to commence in 2022 and 20% in 2023 and thereafter. Because GAAP revenue for any period is generally a function of straight line revenue recognized from lease contracts in existence at the beginning of a period, as well as lease contract renewals and new customer lease contracts commencing during the period, backlog as of any period is not necessarily indicative of near-term performance. Our definition of backlog may differ from other companies in our industry.

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
Impairment Losses
Management reviews the carrying value of long-lived assets, including intangible assets with finite lives, when events or circumstances indicate that the carrying value of the assets may not be recoverable. When such impairment indicators exist, we review an estimate of the undiscounted future cash flows expected to result from the use of an asset (or group of assets) and proceeds from its eventual disposition and compare such amount to its carrying value. To determine the cash flows we consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, rental rates, competition and other factors. The estimate of expected future cash flows is inherently uncertain and relies to a considerable extent on management estimates and assumptions, including current and future market conditions, projected growth in our CSF, projected recurring rent churn (as described below), lease renewal rates and our ability to generate new leases on favorable terms. If our undiscounted cash flows indicate that we are unable to recover the carrying value of the asset, an impairment loss is recognized. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value. The evaluation whether assets may not be recoverable and the estimates and assumptions used to determine undiscounted cash flows and fair value requires significant judgment by management. We recognized an impairment loss of $0.5 million for equipment held for use in inventory based on the book value of the abandoned equipment for the year ended December 31, 2021. For the year ended December 31, 2020, we recognized an impairment loss of $11.2 million, which included an $8.8 million impairment loss based on our estimate of the decrease in the fair value of the equipment held for use in inventory at our U.S. data centers and a $2.4 million impairment loss based on the estimated fair value for our investment in land held in Atlanta for future development as the Company sold this land to a third-party in February 2021. For the year ended December 31, 2019, we recognized an impairment loss of $0.7 million, primarily due to an impairment loss on the South Bend-Monroe facility, which was being actively marketed for sale. These fair values were based on unobservable inputs and the determination of fair value of real estate assets to be held for use is derived using the discounted cash flow method and involves a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate fair value. Such assumptions are Level 3 inputs and include, but are not limited to, projected vacancy rates, rental rates, property operating expenses and required capital expenditures. These factors require management's judgment of factors such as market knowledge, historical experience, lease terms, tenant financial strength, economy, demographics, environment, property location, age, physical condition and expected return requirements, among other things. The aforementioned factors are taken as a whole by management in the determination of fair value. See Fair Value Measurements below for further information on fair value. The impairment losses are included in Impairment losses and (gain) loss on asset disposals, net in our Consolidated Statements of Operations.

Key Operating Metrics

Annualized Rent. We calculate annualized rent as monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of December 31, 2021, multiplied by 12. Monthly contractual rent is primarily for data center space, power and connectivity; however, it includes rent for office space and other ancillary services. For the month of December 2021, customer reimbursements were $268.8 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Other companies may not define annualized rent in the same manner. Accordingly, our annualized rent may not be comparable to others. Management believes annualized rent provides a useful measure of our in-place lease revenue.

Colocation Square Feet ("CSF"). We calculate leased total CSF as the GSF at an operating facility that is leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.

Leased Rate. We calculate leased rate by dividing leased total CSF by total CSF. Percent occupied differs from Percent leased. Percent occupied is determined based on occupied CSF billed to customers under signed leases divided by total CSF. CSF associated with signed leases that have not commenced are not included.

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

Factors That May Influence Future Results of Operations

Rental Income. Our revenue growth depends on our ability to maintain our existing revenue base and to sell new capacity that becomes available as a result of our development activities. As of December 31, 2021, we have leased approximately 83% of our CSF. Our ability to grow revenue with our existing customers will also be affected by our ability to maintain or increase rental rates at our properties. Rates contracted with our customers that renewed in 2021 were lower than the rates previously in effect, a trend that we expect to continue and to be driven by increases in data center supply and cloud company offerings. As such, we anticipate decreases in rates as contracts renew which could continue to affect our revenue in future periods. Future economic downturns, regional downturns affecting our markets, or oversupply of or decrease in demand for data center colocation services could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, and this could adversely affect our ability to maintain or increase revenues.

Leasing Arrangements. As of December 31, 2021, 19% of our leased GSF was to customers on a gross basis. Under a gross lease, the customer pays a fixed monthly rent amount, and we are responsible for all data center facility electricity, maintenance and repair costs, property taxes, insurance and other utilities associated with that customer’s space. For leases under this model, fluctuations in our customers’ monthly utilization of power and the prices our utility providers charge us impact our profitability. As of December 31, 2021, 81% of our leased GSF was to customers with separately billed metered power. Under the metered power model, the customer pays us a fixed monthly rent amount, plus its actual costs of sub-metered electricity used to power its data center equipment, plus an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. We are responsible for all other costs listed in the description of the gross lease above. Fluctuations in a customer’s utilization of power and the supplier pricing of power do not impact our profitability as much under the metered power model. In future periods, we expect more of our contracts to be structured to bill power on a metered power basis.

Growth and Expansion Activities. Our ability to grow our revenue and profitability will depend on our ability to acquire and develop data center space globally at an appropriate cost and to lease the data center space to customers on favorable terms. During the year ended December 31, 2021, we increased our operational GSF by 8%, bringing our total GSF to approximately 8.6 million at December 31, 2021. Our portfolio, as of December 31, 2021, also included approximately 1.4 million GSF under development, as well as 1.7 million GSF of additional powered shell space under roof available for development. In addition, we have approximately 505 acres of land that are available for future data center shell development. We expect that the eventual construction of this future development space will enable us to accommodate a portion of the future demand of our existing and future customers and increase our future revenue, profitability and cash flows.

Scheduled Lease Expirations. Our ability to maintain low recurring rent churn and renew expiring customer leases on favorable terms will impact our results of operations. Our data center uncommitted capacity as of December 31, 2021, was approximately 1.6 million GSF. Excluding month-to-month leases, leases representing 11% and 14% of our total GSF are scheduled to expire in 2022 and 2023, respectively. These leases represented approximately 15% and 16% of our total annualized rent as of December 31, 2021. Month-to-month leases represented 7% of our total annualized rent as of December 31, 2021. Recurring rent churn was 3.5% for the year ended December 31, 2021, as compared to 3.6% for the year ended December 31, 2020. Our recurring rent churn for each quarter in 2021 ranged from 0.3% to 1.8%, in comparison to a range of 0.6% to 1.1% in 2020.

Conditions in Significant Markets. Our properties are located in 16 distinct markets (11 cities in the U.S.; London, U.K.; Frankfurt, Germany; Amsterdam, The Netherlands; Dublin, The Republic of Ireland and Paris, France). Cincinnati, Dallas, Houston, New York Metro, Northern Virginia, Phoenix and San Antonio accounted for approximately 73% of our annualized rent as of December 31, 2021. We have recently expanded into development in Amsterdam, The Netherlands, Dublin, the Republic of Ireland and Paris, France. General economic conditions and regulations in these markets could impact our overall profitability.

Results of Operations
Comparison of Years Ended December 31, 2021 and 2020

IN MILLIONS, except per share data
For the Year Ended December 31,	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
Revenue:
Colocation rent	$924.1	$842.1	$82.0	9.7%
Metered power reimbursements	259.0	161.4	97.6	60.5%
Equipment sales	4.2	10.6	(6.4)	(60.4)%
Other revenue	18.4	19.4	(1.0)	(5.2)%
Total revenue	1,205.7	1,033.5	172.2	16.7%
Operating expenses:
Property operating expenses	531.1	411.6	119.5	29.0%
Sales and marketing	14.9	18.3	(3.4)	(18.6)%
General and administrative	101.9	99.3	2.6	2.6%
Depreciation and amortization	499.2	449.4	49.8	11.1%
Transaction, acquisition, integration and other related expenses	21.3	3.7	17.6	n/m
Impairment losses and (gain) loss on asset disposals, net	(2.0)	11.1	(13.1)	n/m
Total operating expenses	1,166.4	993.4	173.0	17.4%
Operating income	39.3	40.1	(0.8)	(2.0)%
Interest expense, net	(64.6)	(57.7)	(6.9)	12.0%
Gain on marketable equity investment	2.4	89.5	(87.1)	(97.3)%
Loss on early extinguishment of debt	—	(6.5)	6.5	n/m
Foreign currency and derivative gains (losses), net	43.6	(27.6)	71.2	n/m
Other expense	(0.3)	—	(0.3)	n/m
Net income before income taxes	20.4	37.8	(17.4)	(46.0)%
Income tax benefit	4.9	3.6	1.3	36.1
Net income	$25.3	$41.4	$(16.1)	(38.9)%
Operating gross margin	3.3%	3.9%
Capital expenditures *:
Investment in real estate	$702.6	$896.7	$(194.1)	(21.6)%
Recurring capital expenditures	24.4	13.8	10.6	76.8%
Total	$727.0	$910.5	$(183.5)	(20.2)%
Metrics information:
CSF*	5,094,283	4,665,000	429,283	9.2%
Leased rate*	83%	84%
Income per share - basic and diluted	$0.20	$0.35
Dividends declared per share	$2.06	$2.02

*	See “Key Operating Metrics” above for a definition of capital expenditures, CSF and leased rate.

Operations

As of December 31, 2021, we had approximately 1,000 customers, many of which have leases at multiple locations. Our recurring revenues consist of rental revenue for colocation space and metered power reimbursements based upon customers with leases, and our nonrecurring revenues consist of equipment sales and installation services based on contracts with customers. We provide customers with data center services pursuant to leases with initial terms ranging from three to ten years. As of December 31, 2021, the weighted average remaining term was 3.8 years based upon annualized rent. Lease expirations through 2024, excluding month-to-month leases, represent 34% of our total GSF, or 46% of our aggregate annualized rent as of December 31, 2021. At the end of the lease term, customers may allow the contract to expire, sign a new lease or automatically renew pursuant to the terms of their lease. The automatic renewal period could be for varying lengths, depending on the terms of the contract, such as, for the original lease term, one year or month-to-month. As of December 31, 2021, 5% of our GSF was subject to month-to-month leases.

Revenue

For the year ended December 31, 2021, revenue was $1,205.7 million, an increase of $172.2 million, or 16.7% compared to $1,033.5 million for the year ended December 31, 2020. Revenue increased $8.2 million for the year ended December 31, 2021 compared to the same period in 2020 due to favorable currency translation. Fluctuations in revenue are dependent upon our ability to maintain our existing revenue base, sell new capacity, and maintain or increase rental rates at our properties. Recurring rent churn percentage of 3.5% for the year ended December 31, 2021 decreased by 0.1% as compared to the 3.6% for the year ended December 31, 2020.

The revenue increase of $172.2 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020 is primarily due to the following:
•$97.6 million increase in metered power reimbursements primarily due to a $27.8 million of additional reimbursements from Winter Storm Uri in Texas and $69.8 million due to new leasing and higher usage;
•$81.2 million increase in colocation rent, primarily due to a $119.9 million increase for new leasing at completed developments at U.S. and European properties, partially offset by $38.7 million of rent churn related to expired leases; and
•$3.6 million increase in interconnection revenue; partially offset by
•$7.4 million decrease in equipment sales and associated installation services with two significant customers during the year ended December 31, 2020; and
•$2.8 million of lower termination fees and Other revenue.

Operating Expenses

Property operating expenses

For the year ended December 31, 2021, Property operating expenses were $531.1 million, an increase of $119.5 million, or 29.0%, compared to $411.6 million for the year ended December 31, 2020 primarily due to the following:
•$126.0 million increase in property operating expenses primarily due to:
◦$104.6 million increase in electricity due to $31.9 million increase from Winter Storm Uri in Texas and $72.7 million increase related to expansion at existing properties and newly developed properties placed in service in the U.S. and Europe; and
◦$21.4 million increase in property operating expenses primarily due to increases in repair and maintenance, contract services, personnel costs, property taxes, rent and other expenses related to expansion at existing properties and newly developed properties placed in service in the U.S. and Europe; partially offset by
•$6.5 million decrease in equipment cost of sales due to lower equipment sales volume associated with two significant customers during the year ended December 31, 2020.

Sales and marketing expenses

For the year ended December 31, 2021, Sales and marketing expenses were $14.9 million, a decrease of $3.4 million, or 18.6%, compared to $18.3 million for the year ended December 31, 2020, primarily due to lower severance and personnel costs as a result of changes in the organizational structure, decline in events and travel expenses as company travel has been restricted since March 2020 as a result of the pandemic and lower advertising.

General and administrative expenses

For the year ended December 31, 2021, General and administrative expenses were $101.9 million, an increase of $2.6 million, or 2.6%, compared to $99.3 million for the year ended December 31, 2020, primarily due to the following:
•$5.8 million increase related to losses in Frankfurt, London and Paris for settlements with subcontractors associated with the insolvency of a general contractor;
•$2.8 million increase in personnel costs primarily related to stock compensation, insurance and other employee benefits;
•$1.4 million increase in rent and facilities costs; and
•$1.0 million increase in other general and administrative expenses; partially offset by
•$6.3 million decrease in compensation expense for severance paid to six members of the senior management team including our former Chief Executive Officer (CEO) during 2020, compared the severance paid in connection with the separation of our then CEO in July 2021;
•$2.0 million decrease in consulting and legal, primarily related to tax fees related to European restructuring; and
•$0.1 million decrease in legal fees primarily due to the receipt of $4.9 million in proceeds from the resolution of certain litigation, partially offset by increased costs related to customer negotiations and legal and tax planning.

Depreciation and amortization expense

For the year ended December 31, 2021, Depreciation and amortization expense was $499.2 million, an increase of $49.8 million, or 11.1%, compared to $449.4 million for the year ended December 31, 2020. This increase was primarily driven by asset additions that were placed in service after the fourth quarter of 2020. Since December 31, 2020, approximately $987.4 million of new data center assets have been placed in service. Depreciation and amortization expense is expected to increase in future periods as we complete the development of properties and installation of equipment and facilities to support our operations.

Transaction, acquisition, integration and other related expenses

For the year ended December 31, 2021, Transaction, acquisition, integration and other related expenses were $21.3 million, an increase of $17.6 million, compared to $3.7 million for the year ended December 31, 2020. This increase was primarily driven by expenses related to the pending acquisition of the Company by KKR and GIP.

Impairment losses and (gain) loss on asset disposals, net

For the year ended December 31, 2021, Impairment losses and (gain) loss on asset disposals, net were a gain of $2.0 million primarily due to the gain on sale of certain Texas Fiber connectivity assets. For the year ended December 31, 2020, Impairment losses and (gain) loss on asset disposals, net were $11.1 million as the result of our planned disposition of land held for future development in Atlanta, GA to a third-party and impairment related to equipment held for use in inventory at our U.S. data centers.

Non-Operating Income and Expenses

Interest expense, net

For the year ended December 31, 2021, Interest expense, net was $64.6 million, an increase of $6.9 million, or 12.0%, as compared to $57.7 million for the year ended December 31, 2020, primarily due to the following:
•$4.0 million increase related to the increase in cash settlements on cross currency and interest rate swaps;
•$2.6 million increase due to lower capitalized interest as a result of the Company's lower overall average interest rate; and
•$1.9 million increase interest expense related to finance leases; partially offset by
•$1.2 million decrease due to the repayment of a portion of the Amended Credit Agreement which decreased interest expense by $13.8 million, partially offset by a $332.2 million increase in average debt outstanding which increased interest expense by $12.6 million; and
•$0.4 million decrease related to an increase in interest income primarily due to interest on a sales tax refund.

We anticipate drawing on our Revolving Credit Facility to fund, in part, our capital requirements for investments in data centers and potential land acquisitions. Accordingly, we anticipate our interest expense to increase in future periods.

Gain on marketable equity investment

For the year ended December 31, 2021, the Gain on our marketable equity investment in GDS Holdings Limited ("GDS") was $2.4 million, a decrease of $87.1 million, as compared to a gain of $89.5 million for the year ended December 31, 2020. The decrease was primarily the result of our disposition of our remaining investment in GDS in January 2021. See Note 8, Equity Investments, for information related to our accounting for our equity investment in GDS.

Loss on early extinguishment of debt

For the year ended December 31, 2020, Loss on early extinguishment of debt was $6.5 million, primarily due to repayment of borrowings under a prior $3.0 billion credit facility and the repayment of $300.0 million of the 2023 Term Loan under the Amended Credit Agreement.

Foreign currency and derivative gains (losses), net

For the year ended December 31, 2021, Foreign currency and derivative gains (losses), net were a $43.6 million gain as a result of the translation adjustment on our undesignated EURO denominated borrowings. For the year ended December 31, 2020, Foreign currency and derivative gains (losses), net were a loss of $27.6 million which was a result of a $32.1 million loss associated with the translation adjustment on undesignated Euro denominated borrowings in excess of our net investment, partially offset by a $4.5 million gain on cross-currency swaps from the settlement of certain undesignated Euro/USD cross-currency swaps.

Income tax benefit
For the years ended December 31, 2021 and 2020, the Company had income tax benefits of $4.9 million and $3.6 million, respectively primarily related to deferred tax benefit from losses for operations in Europe that offset our deferred tax liability.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

For a discussion comparing the Company’s financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 refer to subsection “Results of Operations - Year Ended December 31, 2020 Compared to Year Ended December 31, 2019” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated by reference herein.

Significant Balance Sheet Fluctuations

The table below relates to significant fluctuations in certain line items of our Consolidated Balance Sheets from December 31, 2020 to December 31, 2021 (in millions):

	December 31, 2021	December 31, 2020	Difference
Total investment in real estate, net	$5,577.9	$5,265.5	$312.4
Equity investments	30.3	67.1	(36.8)
Revolving Credit Facility	—	432.9	(432.9)
Senior Notes	2,734.4	2,213.2	521.2
Additional paid in capital	4,145.1	3,537.3	607.8

The increase in Total investment in real estate, net was primarily due to the development of data centers in Northern Virginia, Frankfurt, Phoenix, Dublin, London, Somerset, Paris, San Antonio and Chicago. In addition, there were land purchases for future development made in Madrid, Spain; Amsterdam, The Netherlands; San Antonio, Texas and Frankfurt, Germany.

The decrease in Equity investments was due to the disposition of our investment in GDS in January 2021.

The decrease in borrowing under the Revolving Credit Facility was primarily due to the proceeds from the 2028 Notes and proceeds from the settlement of the forward equity sales agreement being used to pay down our Revolving Credit Facility.

The increase in the Senior Notes was primarily due to the 2028 Notes offering. For more information, see Note 11, Debt.

The increase in Additional paid in capital was primarily due to proceeds from the settlement of forward sales of the Company's common stock pursuant to the 2021 ATM Stock Offering Program and the prior program.
Investing Activities

For the year ended December 31, 2021, our capital expenditures were $727.0 million, and substantially all of our investing activity related to our development activities. Our capital expenditures for the year ended December 31, 2021 primarily related to the acquisition of land for future development and continued development in key markets, primarily in Northern Virginia, Frankfurt, Phoenix, Dublin, London, Somerset, Paris, San Antonio and Chicago and deposits for fixed price equipment purchases. During the year ended December 31, 2021, the Company made deposits of $193.4 million for fixed price equipment purchase contracts with various vendors to secure equipment and inventory with the goal of mitigating supply chain disruptions and price increases.
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

We calculate FFO as Net income computed in accordance with GAAP before Real estate depreciation and amortization and Impairment losses and (gain) loss on asset disposals, net. While it is consistent with the definition of FFO promulgated by the National Association of Real Estate Investment Trusts ("NAREIT"), our computation of FFO may differ from the methodology for calculating FFO used by other REITs. Accordingly, our FFO may not be comparable to others.

We calculate Normalized FFO as FFO adjusted for Loss on early extinguishment of debt; Gain on marketable equity investment; Foreign currency and derivative (gains) losses, net; New accounting standards and regulatory compliance and the related system implementation costs; Amortization of tradenames; Transaction, acquisition, integration and other related expenses; Cash severance and management transition costs; Severance-related stock compensation costs; and Legal claim (gain) costs. We believe our Normalized FFO calculation provides a comparable measure between different periods. Other REITs may not calculate Normalized FFO in the same manner. Accordingly, our Normalized FFO may not be comparable to others.

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

The following table reflects the reconciliation of GAAP net income to FFO and Normalized FFO for the years ended December 31, 2021, 2020 and 2019 (amounts in millions):

	Year Ended
	December 31,
	2021	2020	2019
Net income	$25.3	$41.4	$41.4
Real estate depreciation and amortization	491.0	440.1	408.5
Impairment losses and (gain) loss on asset disposals, net	(2.0)	11.1	1.1
Funds from Operations ("FFO") - NAREIT defined	$514.3	$492.6	$451.0
Loss on early extinguishment of debt	—	6.5	71.8
Gain on marketable equity investment	(2.4)	(89.5)	(132.3)
Foreign currency and derivative (gains) losses, net	(43.6)	27.6	7.5
New accounting standards and regulatory compliance and the related system implementation costs	—	—	0.8
Amortization of tradenames	0.9	1.2	1.3
Transaction, acquisition, integration and other related expenses	21.3	3.7	8.4
Cash severance and management transition costs	4.3	14.1	(0.6)
Severance-related stock compensation costs	4.5	2.9	—
Legal claim (gain) costs	(4.9)	0.3	1.1
Normalized Funds from Operations ("Normalized FFO")	$494.4	$459.4	$409.0

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

We calculate NOI as Net income, adjusted for Sales and marketing expenses, General and administrative expenses, Depreciation and amortization expenses, Transaction, acquisition, integration and other related expenses, Interest expense, net, Gain on marketable equity investment, Loss on early extinguishment of debt, Impairment losses and (gain) loss on asset disposals, net, Foreign currency and derivative (gains) losses, net, Other expense and Income tax benefit. Amortization of deferred leasing costs is presented in Depreciation and amortization expenses, which is excluded from NOI. Sales and marketing expenses are not property-specific, rather these expenses support our entire portfolio. As a result, we have excluded these Sales and marketing expenses from our NOI calculation, consistent with the treatment of General and administrative expenses, which also support our entire portfolio. Because the calculation of NOI excludes various expenses, the utility of NOI as a measure of our performance is limited. Other REITs may not calculate NOI in the same manner. Accordingly, our NOI may not be comparable to others. Therefore, NOI should be considered only as a supplement to Net income presented in accordance with GAAP as a measure of our performance. NOI should not be used as a measure of our liquidity or as indicative of funds available to fund our cash needs, including our ability to pay dividends and make distributions. NOI also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

The following table reflects the reconciliation of Net Income to NOI for the years ended December 31, 2021, 2020 and 2019:

	Year Ended
	December 31,
	2021	2020	2019
Net income	$25.3	$41.4	$41.4
Sales and marketing expenses	14.9	18.3	20.2
General and administrative expenses	101.9	99.3	83.5
Depreciation and amortization expenses	499.2	449.4	417.7
Transaction, acquisition, integration and other related expenses	21.3	3.7	8.4
Interest expense, net	64.6	57.7	82.0
Gain on marketable equity investment	(2.4)	(89.5)	(132.3)
Loss on early extinguishment of debt	—	6.5	71.8
Impairment losses and (gain) loss on asset disposals, net	(2.0)	11.1	1.1
Foreign currency and derivative (gains) losses, net	(43.6)	27.6	7.5
Other expense	0.3	—	0.3
Income tax benefit	(4.9)	(3.6)	(3.7)
Net Operating Income	$674.6	$621.9	$597.9

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

Pursuant to the Merger Agreement, we have agreed to various specific restrictions relating to the conduct of our business between the date of the Merger Agreement and the time at which the Merger becomes effective, including but not limited to, agreeing to not to (i) issue or sell shares of our capital stock, partnership interests or other equity or voting interests, (ii) issue or sell any debt securities or warrants or other rights to acquire any debt securities of us and our wholly owned subsidiaries and (iii) incur or assume any indebtedness, in each case subject to the terms of the Merger Agreements and any exceptions set forth therein.
Short-term Liquidity
The effects of the COVID-19 pandemic continue to evolve rapidly. While the impact of COVID-19 on certain operating and administrative costs for the year ended December 31, 2021 was not significant, we have incurred additional general and administrative and maintenance costs to operate our data centers and offices. We expect these costs will continue in the future, however, the extent to which these costs continue or increase will depend on factors that are uncertain and unpredictable at this time, including federal, state, and local regulations as well as the duration and severity of the pandemic. While the pandemic may impact our cash flows from customers, the extent and duration of that impact is also uncertain and unpredictable at this time. For the year ended December 31, 2021, the impact of the pandemic on rent concessions and collections of rent was not significant.
As previously discussed, metered power reimbursements increased $97.6 million for the year ended December 31, 2021, as compared to the corresponding period in 2020, primarily due to a $27.8 million increase from Winter Storm Uri in Texas. As of December 31, 2021, we collected 99% of power billings associated with Winter Storm Uri.

Our short-term liquidity requirements primarily consist of Operating, Sales and marketing, and General and administrative expenses, dividend payments and recurring capital expenditures for our data center properties. We generally expect to meet these requirements from our cash flow from operations, cash balances, availability under our Revolving Credit Facility and settlement of the ATM forward equity sale agreements. For the year ended December 31, 2021, our cash provided by operating activities was $477.6 million which was $223.7 million more than dividends paid during the year ended December 31, 2021 of $253.9 million.
We have contractual interest obligations which include interest payments on the 2024 Notes, 2027 Notes, 2028 Notes, 2029 Notes, 2030 Notes (each as defined in Note 11, Debt), the Amended Credit Agreement, finance lease liabilities and operating lease liabilities. Assuming no early payment of debt in future years, our current interest obligations are as follows:

IN MILLIONS	Total	< 1 Year	1-3 Years	3-5 years	Thereafter
Interest payments on senior notes, credit agreement, finance lease liabilities and operating lease liabilities(1)	$540.4	$85.4	$162.4	$107.7	$184.9
1.Includes contractual interest payments on the 2024 Notes, 2027 Notes, 2028 Notes, 2029 Notes, 2030 Notes, the Amended Credit Agreement, finance lease liabilities and operating lease liabilities assuming no early payment of debt in future periods and the exercise of the one-year extension option on the Revolving Credit Facility. Our contractual interest obligations were $662.7 million at December 31, 2020. See Note 6, Leased - As a Lessee, for further discussion of our finance lease liabilities and operating lease liabilities.
Available capacity under the Amended Credit Agreement as of December 31, 2021 was $1,391.6 million related to the Revolving Credit Facility. Total liquidity as of December 31, 2021 was approximately $1,851.2 million, which included the $1,391.6 million available under the Revolving Credit Facility, cash and cash equivalents of $346.3 million and the pro forma impact of the settlement of the forward sale agreements of $113.3 million. At December 31, 2021, we had no borrowings under the Revolving Credit Facility. We had borrowings of $432.9 million and $615.0 million under the Revolving Credit Facility, respectively, at December 31, 2020 and 2019 under the $1.7 Billion Revolving Credit Facility.

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

During the year ended December 31, 2021, CyrusOne Inc. entered into forward equity sale agreements under its ATM stock offering program with respect to approximately 3.0 million shares. The Company received proceeds of $116.6 million from the sale of 1.6 million of its common shares by the forward purchasers in respect of forward equity sale agreements entered during the year ended December 31, 2021. During the year ended December 31, 2020, CyrusOne Inc. entered into forward equity sale agreements with financial institutions acting as forward purchasers under a prior ATM stock offering program and the 2020 ATM Stock Offering Program, as applicable, with respect to approximately 10.2 million shares of its common stock at a weighted average price of $68.98 per share, net of expenses. The Company received proceeds of $219.1 million from the sale of 3.4 million of its common shares by the forward purchasers in respect of forward equity sale agreements entered during the year ended December 31, 2020

The Company currently expects to fully physically settle the remaining forward equity sale agreements by June 2022 and receive cash proceeds upon one or more settlement dates at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreements, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreements multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers' stock borrowing costs and (iii) scheduled dividends during the terms of the agreements.

The following table represents a summary of forward sale of equity of our common stock for the year ended December 31, 2021 (in millions):

Offering Program	Forward Shares Sold/(Settled)	Net Proceeds Received	Remaining Proceeds Available(1)
Total at December 31, 2020	6.8	$—	$484.7
Forward adjustments	—	—	(7.6)
May 2020 Forward Offering settlement	(1.4)	95.3	(95.3)
May 2020 Forward Offering settlement	(1.3)	95.5	(95.5)
May 2021 Forward Offering - Sales	0.3		22.5
June 2021 Forward Offering - Sales	1.6		116.6
June 2021 Forward Offering - Sales	1.1		90.8
September 2020 Forward Offering settlement	(1.4)	100.5	(100.5)
September 2020 Forward Offering settlement	(1.6)	112.5	(112.5)
November 2020 Forward Offering settlement	(1.1)	73.3	(73.3)
June 2021 Forward Offering settlement	(1.6)	116.6	(116.6)
Total as of December 31, 2021	1.4	$593.7	$113.3
(1) As of December 31, 2021, the total estimated proceeds, net of adjustments for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers' stock borrowing costs and (iii) scheduled dividends adjustments is $113.3 million subject to further adjustment when the forward offerings are settled as described above.
Our total common stock issuance for the year ended December 31, 2021 was $597.7 million primarily related to proceeds from forward equity settlement, shares vesting and options exercised. As of December 31, 2021, there was $513.4 million under the 2021 ATM Stock Offering Program available for future offerings.
During the year ended December 31, 2020 and 2019, we sold a portion of our investment in GDS for net proceeds of $144.1 million and $199.0 million, respectively. In January 2021, we fully liquidated our investment in GDS.
As of December 31, 2021, the total number of outstanding shares of common stock was approximately 129.6 million.
Long-term Liquidity

Our long-term liquidity requirements primarily consist of our capital expenditures for the development and acquisition of our data centers. For the year ended December 31, 2021, our cash capital expenditures were $727.0 million. Our capital expenditures are primarily discretionary, excluding leases under contract, to expand our existing data center properties, acquire or construct new facilities. We intend to continue to develop and expand properties, where we believe there is sufficient demand or have contracted to lease, and are prepared to commit additional resources to support this growth. We expect to meet our long-term liquidity requirements, including development and potential acquisitions, from cash and cash equivalents, cash flows from our operations, issuances of debt and equity securities, and borrowings under our Revolving Credit Facility.

While we regularly monitor inflation, commodity and labor pricing trends related to our data center development capital expenditures, a large proportion of our current development project costs are under firm price commitments. Accordingly, while we have experienced price increases in certain selective materials due to recent inflation, international trade negotiations and actions, we currently do not anticipate any material adverse effect on our overall development costs.

As of December 31, 2021, all of our outstanding debt matures from March 2023 to November 2030, with a weighted average of 5.4 years to maturity. We expect to refinance these debts at or before their maturities, or retire the debt from the sources described in this section. Our interest rate mix was 86% fixed and 14% floating. As a result of the announcement of the pending acquisition of the Company, credit ratings agencies have placed CyrusOne’s ratings on negative credit watch due to uncertainty regarding our growth strategy and leverage policy.

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
Also as a part of our normal course of business we procure certain data center equipment (generally generators and power distribution units) and electricity power under purchase commitments, where we would be required to purchase certain minimum volumes. In general, we expect to manage these contracts such that the committed volume levels are below our current requirements and at prices that are below current spot market prices. However, if our requirements were to decrease or the spot market prices were to decrease, we could be obligated to complete the remaining minimum purchase commitments, holding the excess equipment for future development or disposing at then current prices. As of December 31, 2021, our aggregate commitments under these contracts is approximately $353.3 million.
Material Terms of Our Indebtedness

See Note 11, Debt, for the material terms of our indebtedness under the Amended Credit Agreement and our 2024 Notes, 2027 Notes, 2028 Notes, 2029 Notes and 2030 Notes.

Cash Flows
Our primary sources of cash during 2021 were earnings from our operations, net proceeds from our Amended Credit Agreement, and net proceeds from the issuances of common stock and 2028 Notes. Our primary uses of cash during 2021 were capital expenditures for the development of real estate, funding our operations and payment of dividends.
The following table summarizes our cash flows for the years ended December 31, 2021, 2020 and 2019.

IN MILLIONS
For the year ended December 31,	2021	2020	2019
Cash provided by operating activities	$477.6	$456.3	$365.7
Cash used in investing activities	(875.6)	(772.4)	(679.9)
Cash provided by financing activities	487.9	507.2	324.8
Comparison of Years Ended December 31, 2021 and 2020

Net cash provided by operating activities for the year ended December 31, 2021 increased $21.3 million to $477.6 million compared to $456.3 million for the year ended December 31, 2020 due to the following:
•Increases in net cash provided by operating activities of $66.2 million primarily due to the following:
◦$52.7 million increase due to an approximately $172.2 million increase in revenue offset in part by a $119.5 million increase in property operating expenses; and
◦$13.5 million decrease in severance and bonus payments; partially offset by
•Decreases in net cash used in operating activities of $44.9 million primarily due to the following:
◦$27.5 million decrease in other cash inflows over the corresponding prior year period;
◦$11.2 million decrease primarily due to an increase in interest payments due to interest on the 2027 Notes; and
◦$6.2 million decrease due to changes in other operating assets and liabilities.

Net cash used in investing activities for the year ended December 31, 2021 was $875.6 million compared to $772.4 million for the year ended December 31, 2020. The increase in cash used in investing activities for the year ended December 31, 2021 of $103.2 million compared to the year ended December 31, 2020 is primarily due to increased investments in real estate and deposits for fixed price equipment purchase contracts in 2021 compared to 2020, partially offset by lower proceeds from the sale of our GDS ADSs.

Investments in real estate

For the year ended December 31, 2021, our capital expenditures of $727.0 million primarily related to the acquisition of land for future development and continued development in key markets, primarily in Northern Virginia, Frankfurt, Phoenix, Dublin, London, Somerset, Paris, San Antonio and Chicago.

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

Deposits for contract obligations

During the year ended December 31, 2021, the Company made deposits of $193.4 million of deposits for fixed price equipment purchase contracts with various vendors to secure equipment and inventory with the goal of mitigating supply chain disruptions and price increases.

Equity Investments

During the year ended December 31, 2021, the Company made additional investments totaling approximately $7.4 million to our four unconsolidated ventures in Brazil, Chile, Colombia and Mexico, in ODATA, a Brazilian headquartered company.

During the year ended December 31, 2020, the Company made capital contributions of approximately $6.5 million to our ODATA investment. These investment outflows were partially offset by total net proceeds of $144.1 million from the sale of approximately 1.8 million ADSs from our GDS investment.

Net cash provided by financing activities for the year ended December 31, 2021 decreased $19.3 million to $487.9 million compared to Net cash provided by financing activities of $507.2 million for the year ended December 31, 2020 primarily due to the following:
•$280.3 million decrease in proceeds due to a decrease of $2,085.5 million in net proceeds and repayments on our revolving credit facility offset in part by an increase in proceeds from Senior notes of $1,805.2 million. See Note 11, Debt for additional information on the 2027 Notes;
•$17.7 million decrease due to the increase in the dividend rate and the number of common shares outstanding;
•$3.7 million decrease due to an increase in tax payments related to the exercise of equity awards; and
•$0.9 million decrease due to an increase in payments for finance lease liabilities; offset in part by
•$272.0 million increase in proceeds from the issuance of common stock. The Company settled forward equity agreements totaling 8.4 million shares in the current period and 5.0 million shares issued in the prior year period; and
•$11.3 million increase due to a decrease in deferred financing costs.

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

The Issuers and Guarantors had Intercompany receivables from non-guarantors of $1.1 billion and $1.8 billion for the periods ended December 31, 2021 and 2020, respectively. The Issuers and Guarantors had Debt of $2.9 billion and $3.4 billion for the periods ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the Issuers and Guarantors had Interest expense, net of $72.6 million and Foreign currency and derivative gains, net of $43.6 million. More detailed financial information for the Issuers and Guarantors was not material.

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
As of December 31, 2021, we had approximately $2.7 billion of contractually outstanding consolidated debt at a weighted average fixed interest rate of approximately 2.24% and $0.8 billion of amounts outstanding under credit facilities with a weighted average variable interest rate of monthly LIBOR plus 1.20%. As of December 31, 2020, we had approximately $2.2 billion of contractually outstanding consolidated debt at a weighted average fixed interest rate of approximately 2.51% and $1.2 billion of amounts outstanding under credit facilities with a weighted average variable interest rate of monthly LIBOR plus 1.08%. Monthly LIBOR as of December 31, 2021 and 2020 was 0.11% and 0.15%, respectively.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments are traded or are otherwise terminated prior to maturity. However, interest rate changes will affect the fair value of our fixed rate instruments.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. We are exposed to interest rate changes primarily as a result of our variable rate debt we incur on our Amended Credit Agreement and our consolidated cash investments. As of December 31, 2021 and 2020, our floating rate debt outstanding was $800.0 million and $1,232.9 million, respectively. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures as of December 31, 2021 and 2020 (amounts in millions, where positive amounts reflect an increase in net income and bracketed amounts reflect a decrease in net income):
Variable rate credit facilities expense:

	2.0%	1.5%	1.0%	0.5%
As of December 31, 2021	$(16.0)	$(12.0)	$(8.0)	$(4.0)
As of December 31, 2020	$(24.7)	$(18.5)	$(12.3)	$(6.2)

Floating rate interest income was $0.6 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

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

The following table sets forth the carrying value and fair value face amounts, maturity date and average interest rates at December 31, 2021, for our fixed-rate and variable-rate debt, excluding capital leases and other financing arrangements:

IN MILLIONS	2022	2023	2024	2025	2026	Thereafter	Total Carrying Value	Total Fair Value
Fixed-rate debt (2024 Notes)	—	—	$599.4	—	—	—	$599.4	$620.3
Average interest rate on fixed-rate debt	—	—	2.900%	—	—	—
Fixed-rate debt (2027 Notes)	—	—	—	—	—	$566.6	$566.6	$577.3
Average interest rate on fixed-rate debt	—	—	—	—	—	1.450%
Fixed-rate debt (2028 Notes)	—	—	—	—	—	$560.3	$560.3	$565.5
Average interest rate on fixed-rate debt	—	—	—	—	—	1.125%
Fixed-rate debt (2029 Notes)	—	—	—	—	—	$598.6	$598.6	$653.2
Average interest rate on fixed-rate debt	—	—	—	—	—	3.450%
Fixed-rate debt (2030 Notes)	—	—	—	—	—	$395.8	$395.8	$395.7
Average interest rate on fixed-rate debt	—	—	—	—	—	2.150%
Variable-rate debt (2023 Term Loan Facility)	—	$100.0	—	—	—	—	$100.0	$100.0
Average interest rate on variable-rate debt	—	1.310%	—	—	—	—
Variable-rate debt (2025 Term Loan Facility)	—	—	—	$700.0	—	—	$700.0	$700.0
Average interest rate on variable-rate debt	—	—	—	1.310%	—	—

The fair values of our 2024 Notes, 2027 Notes, 2028 Notes, 2029 Notes and 2030 Notes as of December 31, 2021 and December 31, 2020 were based on the quoted market prices for these notes, which is considered Level 1 of the fair value hierarchy. The carrying value of the 2023 Term Loan Facility and the 2025 Term Loan Facility approximates estimated fair value as of December 31, 2021, due to the floating rate nature of the interest rates and the stability of our credit ratings. These fair value measurements are considered Level 3 of the fair value hierarchy. The fair value of the GDS equity investment as of December 31, 2020 was based on the quoted market price for the stock which is considered Level 1 of the fair value hierarchy.
Interest Rate Swaps

On September 3, 2019, the Company entered into a floating-fixed interest rate swap agreement to convert $300.0 million of variable interest rate debt of the 2023 Term Loan Facility to 1.19% fixed rate debt to hedge the risk of changes in cash flows attributable to USD-LIBOR interest payments. On September 21, 2020, the Company paid down $300.0 million of term loans under the 2023 Term Loan Facility. The $300.0 million floating-fixed interest rate swap remains in place and continues to provide an effective hedge of the risk of changes in cash flows attributable to USD-LIBOR term loans through March 2023. For the years ended December 31, 2021 and 2020, the Company recognized changes in fair value of the interest rate swap in OCI. As of December 31, 2021, the interest rate swap was a liability of $2.4 million reported in Other liabilities. As of December 31, 2020, the interest rate swap was a liability of $7.0 million reported in Other liabilities. The hedge is designed to reduce the Company's exposure to fluctuations in interest rates.
Foreign Currency Risk

We have foreign operations in France, Germany, The Netherlands, United Kingdom and The Republic of Ireland that expose us to risk from the effects of exchange rate movements of respective foreign currencies, which may affect future costs and cash flows. Foreign currency risk is the possibility that our results of operations or financial position could be affected by changes in exchange rates. Our exposure to foreign currency primarily relates to our foreign currency denominated in British pound sterling and Euro, included within Total investment in real estate, net, which was $1.6 billion and $1.5 billion as of December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, our Foreign currency translation adjustment included within Stockholders’ equity was a decrease of $52.3 million and an increase of $40.5 million, respectively, primarily due to our increased foreign operations with functional currencies other than the USD.
As a result of our expansion into foreign countries, primarily in Europe, our exposure to foreign currency is expected to increase, primarily related to British pound sterling and Euro. We could mitigate future investment and operational foreign currency exposure by borrowing under our Amended Credit Agreement in the particular foreign currency, subject to availability and applicable borrowing conditions. However, we would expect to incur foreign currency transaction gains and losses, which would impact our consolidated Net income, and translation of financial statements from the foreign functional currency to U.S. dollars, which would be included in Other comprehensive (loss) income and Stockholders’ equity. As of December 31, 2021, we had no outstanding borrowings under our Revolving Credit Facility. As of December 31, 2021 and 2020, we had $566.6 million and $612.6 million outstanding under the 2027 Notes, which are denominated in Euros, respectively. On May 26, 2021, we issued the 2028 Notes, which are denominated in Euros and which had $560.3 million outstanding as of December 31, 2021. See Note 11, Debt, for further information.
The Company has entered into cross-currency swaps whereby the Company pays floating interest rate and receives floating interest rate to hedge the variability of future cash flows attributable to changes in the 1-month USD LIBOR versus EURIBOR rates (a pay-floating, receive-floating interest rate swap). The pay-floating, receive-floating interest rate swap payments are recognized in Interest expense, net in the Consolidated Statements of Operations.

The Company has two cross-currency EUR/USD contracts to sell $500.0 million and purchase €450.7 million maturing in March 2023 designated as net investment hedges with a fair value liability of $13.5 million and $52.2 million, respectively, for the periods ended December 31, 2021 and 2020, which are reported in Other Liabilities.

The Company recognized gains of $4.5 million for the year ended December 31, 2020 on undesignated cross-currency contracts which were recognized in Foreign currency and derivative gains (losses), net in the Consolidated Statements of Operations.

Commodity Price Risk
Certain of our operating costs are subject to price fluctuations caused by the volatility of the underlying commodity prices, including electricity used in our data center operations, and building materials, such as steel and copper, used in the construction of our data centers. In addition, the lead time to purchase certain equipment for our data centers is substantial which could result in increased costs for these construction projects. In addition, we have entered into several contracts to purchase electricity. As of December 31, 2021 and 2020, these contracts represented less than our forecasted usage.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of CyrusOne Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CyrusOne Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

The Company makes significant assumptions to evaluate real estate assets for possible indications of impairment. Changes in these assumptions could have a significant impact on the real estate assets identified for further analysis. For the year ended December 31, 2021, the company recognized approximately $0.5 million of impairment loss on real estate assets.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s evaluation of Investment in Real Estate for indicators of impairment included the following, among others:

· We tested the effectiveness of controls related to the identification of impairment indicators for Investments in Real Estate.

· We evaluated management’s assumptions regarding the identification of events or circumstances indicating the carrying amount of a real estate investment may not be recoverable and compared the assumptions to Company documentation and external sources.

· We performed site visits at certain properties during which we inquired with the property manager of the site performed regarding the occurrence of any event that may have significantly affected the property's value and observed the overall condition of the premises based on the physical inspection for any signs of deterioration or other indicators of impairment. We further virtually performed inquiries of facilities management personnel at select properties regarding the occurrence of any event that may have significantly affected the property’s value or otherwise indicate that the carrying amount of the real estate investment may not be recoverable.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 16, 2022

We have served as the Company's auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of CyrusOne Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CyrusOne Inc. (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 16, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
February 16, 2022

CYRUSONE INC.
Consolidated Balance Sheets

IN MILLIONS, except share and per share amounts
As of December 31,	2021	2020
Assets
Investment in real estate:
Land	$210.5	$208.8
Buildings and improvements	2,344.0	2,035.2
Equipment	4,140.3	3,538.9
Gross operating real estate	6,694.8	5,782.9
Less accumulated depreciation	(2,184.1)	(1,767.9)
Net operating real estate	4,510.7	4,015.0
Construction in progress, including land under development	765.9	982.2
Land held for future development	301.3	268.3
Total investment in real estate, net	5,577.9	5,265.5
Cash and cash equivalents	346.3	271.4
Rent and other receivables (net of allowance for doubtful accounts of $1.4 and $3.5 as of December 31, 2021 and 2020, respectively)	420.4	334.2
Restricted cash	1.3	1.5
Operating lease right-of-use assets, net	143.7	211.4
Equity investments	30.3	67.1
Goodwill	455.1	455.1
Intangible assets (net of accumulated amortization of $280.1 and $249.3 as of December 31, 2021 and 2020, respectively)	124.8	157.8
Other assets	352.2	133.4
Total assets	$7,452.0	$6,897.4
Liabilities and equity
Debt	$3,492.9	$3,409.0
Finance lease liabilities	156.9	29.1
Operating lease liabilities	178.8	249.1
Construction costs payable	129.7	133.0
Accounts payable and accrued expenses	192.8	151.3
Dividends payable	68.1	63.3
Deferred revenue and prepaid rents	235.0	174.1
Deferred tax liability	39.8	53.0
Other liabilities	34.3	77.3
Total liabilities	4,528.3	4,339.2
Commitment and contingencies
Stockholders' equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 129,554,609 and 120,442,521 shares issued and outstanding at December 31, 2021 and 2020, respectively	1.3	1.2
Additional paid in capital	4,145.1	3,537.3
Accumulated deficit	(1,200.1)	(966.6)
Accumulated other comprehensive loss	(22.6)	(13.7)
Total stockholders’ equity	2,923.7	2,558.2
Total liabilities and equity	$7,452.0	$6,897.4

The accompanying notes are an integral part of the consolidated financial statements.

CYRUSONE INC.
Consolidated Statements of Operations

IN MILLIONS, except per share data
For the Year Ended December 31,	2021	2020	2019
Revenue	$1,205.7	$1,033.5	$981.3
Operating expenses:
Property operating expenses	531.1	411.6	383.4
Sales and marketing	14.9	18.3	20.2
General and administrative	101.9	99.3	83.5
Depreciation and amortization	499.2	449.4	417.7
Transaction, acquisition, integration and other related expenses	21.3	3.7	8.4
Impairment losses and (gain) loss on asset disposals, net	(2.0)	11.1	1.1
Total operating expenses	1,166.4	993.4	914.3
Operating income	39.3	40.1	67.0
Interest expense, net	(64.6)	(57.7)	(82.0)
Gain on marketable equity investment	2.4	89.5	132.3
Loss on early extinguishment of debt	—	(6.5)	(71.8)
Foreign currency and derivative gains (losses), net	43.6	(27.6)	(7.5)
Other expense	(0.3)	—	(0.3)
Net income before income taxes	20.4	37.8	37.7
Income tax benefit	4.9	3.6	3.7
Net income	$25.3	$41.4	$41.4
Weighted average number of common shares outstanding - basic	123.8	117.3	112.1
Weighted average number of common shares outstanding - diluted	123.9	117.6	112.5
Income per share - basic	$0.20	$0.35	$0.36
Income per share - diluted	$0.20	$0.35	$0.36
The accompanying notes are an integral part of the consolidated financial statements.

CYRUSONE INC.
Consolidated Statements of Comprehensive Income (Loss)

IN MILLIONS
For the Year Ended December 31,	2021	2020	2019
Net income	$25.3	$41.4	$41.4
Other comprehensive income (loss):
Foreign currency translation adjustment	(52.3)	40.5	11.8
Net gain (loss) on cash flow hedging instruments	43.4	(53.0)	(0.7)
Comprehensive income	$16.4	$28.9	$52.5
The accompanying notes are an integral part of the consolidated financial statements.

CYRUSONE INC.
Consolidated Statements of Equity

IN MILLIONS	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of January 1, 2019	108.3	$1.1	$2,837.4	$(600.2)	$(12.3)	$2,226.0
Adoption of accounting standards:
Impact of adoption of ASU 2016-02 related to leases	—	—	—	9.5	—	9.5
Net income	—	—	—	41.4	—	41.4
Issuance of common stock, net	6.5	—	357.2	—	—	357.2
Stock-based compensation expense	—	—	16.7	—	—	16.7
Tax payment upon exercise of equity awards	—	—	(9.3)	—	—	(9.3)
Foreign currency translation adjustment	—	—	—	—	11.8	11.8
Net loss on cash flow hedging instruments	—	—	—	—	(0.7)	(0.7)
Dividends declared, $1.92 per share	—	—	—	(218.0)	—	(218.0)
Balance as of December 31, 2019	114.8	$1.1	$3,202.0	$(767.3)	$(1.2)	$2,434.6
Net income	—	—	—	41.4	—	41.4
Issuance of common stock, net	5.6	0.1	325.6	—	—	325.7
Stock-based compensation expense	—	—	18.4	—	—	18.4
Tax payment upon exercise of equity awards	—	—	(8.7)	—	—	(8.7)
Foreign currency translation adjustment	—	—	—	—	40.5	40.5
Net loss on cash flow hedging instruments	—	—	—	—	(53.0)	(53.0)
Dividends declared, $2.02 per share	—	—	—	(240.7)	—	(240.7)
Balance as of December 31, 2020	120.4	$1.2	$3,537.3	$(966.6)	$(13.7)	$2,558.2
Net income	—	—	—	25.3	—	25.3
Issuance of common stock, net	9.2	0.1	597.6	—	—	597.7
Stock-based compensation expense	—	—	22.6	—	—	22.6
Tax payment upon exercise of equity awards	—	—	(12.4)	—	—	(12.4)
Foreign currency translation adjustment	—	—	—	—	(52.3)	(52.3)
Net gain on cash flow hedging instruments	—	—	—	—	43.4	43.4
Dividends declared, $2.06 per share	—	—	—	(258.8)	—	(258.8)
Balance as of December 31, 2021	129.6	$1.3	$4,145.1	$(1,200.1)	$(22.6)	$2,923.7
The accompanying notes are an integral part of the consolidated financial statements.

CYRUSONE INC.
Consolidated Statements of Cash Flows

IN MILLIONS
For the Year Ended December 31,	2021	2020	2019
Cash flows from operating activities:
Net income	$25.3	$41.4	$41.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	499.2	449.4	417.7
(Recovery)/provision for bad debt expense	(1.5)	1.7	1.7
Gain on marketable equity investment	(2.4)	(89.5)	(132.3)
Foreign currency and derivative (gains) losses, net	(43.6)	27.6	7.5
Proceeds from swap terminations	—	2.9	3.6
Impairment losses and (gain) loss on asset disposals, net	(2.0)	11.1	1.1
Loss on early extinguishment of debt	—	6.5	71.8
Interest expense amortization, net	7.8	6.8	5.0
Stock-based compensation expense	22.6	18.4	16.7
Deferred income tax benefit	(9.0)	(6.9)	(7.5)
Operating lease cost	20.8	20.4	20.3
Other expense	0.2	0.1	0.2
Change in operating assets and liabilities:
Rent and other receivables, net and other assets	(111.8)	(58.0)	(74.2)
Accounts payable and accrued expenses	33.8	39.0	(0.8)
Deferred revenue and prepaid rents	62.5	8.8	15.6
Operating lease liabilities	(24.3)	(23.4)	(22.1)
Net cash provided by operating activities	477.6	456.3	365.7
Cash flows from investing activities:
Investments in real estate	(727.0)	(910.5)	(876.4)
Deposits for contract obligations	(193.4)	—	—
Proceeds from sale of equity investments	46.6	144.1	199.0
Equity investments	(7.4)	(6.5)	(3.8)
Proceeds from the sale of real estate assets	5.6	0.5	1.3
Net cash used in investing activities	(875.6)	(772.4)	(679.9)
Cash flows from financing activities:
Issuance of common stock, net	597.7	325.7	357.2
Dividends paid	(253.9)	(236.2)	(210.4)
Proceeds from revolving credit facility	173.4	763.7	656.7
Repayments of revolving credit facility	(610.5)	(966.1)	(182.5)
Proceeds from Euro bond	603.1	553.5	—
Proceeds from unsecured term loan	—	1,100.0	—
Repayments of unsecured term loan	—	(1,400.0)	(200.0)
Proceeds from issuance of senior notes	—	395.2	1,197.4
Repayments of senior notes	—	—	(1,200.0)
Payment of debt extinguishment costs	—	—	(72.0)
Payment of deferred financing costs	(5.1)	(16.4)	(9.4)
Payments on finance lease liabilities	(4.4)	(3.5)	(2.9)
Tax payment upon exercise of equity awards	(12.4)	(8.7)	(9.3)
Net cash provided by financing activities	487.9	507.2	324.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15.2)	4.1	2.7
Net increase in cash, cash equivalents and restricted cash	74.7	195.2	13.3
Cash, cash equivalents and restricted cash at beginning of period	272.9	77.7	64.4
Cash, cash equivalents and restricted cash at end of period	$347.6	$272.9	$77.7
Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized of $20.0 million, $22.6 million and $32.9 million in 2021, 2020 and 2019, respectively	$73.6	$62.4	$123.0
Cash paid for income taxes	4.5	3.7	3.5
Non-cash investing and financing activities:
Construction costs payable	129.7	133.0	176.3
Dividends payable	68.1	63.3	58.6
The accompanying notes are an integral part of the consolidated financial statements.

CYRUSONE INC.
Notes to Consolidated Financial Statements

1. Description of Business

CyrusOne Inc., together with CyrusOne GP (the "General Partner"), a wholly-owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. owns CyrusOne LP (the "Operating Partnership") and the subsidiaries of the Operating Partnership (collectively, “CyrusOne”, “we”, “us”, “our”, and the “Company”) is an owner, operator and developer of enterprise-class, carrier-neutral, multi-tenant and single-tenant data center properties. As of December 31, 2021, all of the issued and outstanding operating partnership units of CyrusOne LP are owned, directly or indirectly, by the Company except for de minimis holdings by certain officers and employees of the Company of LTIP Units (as described below) in CyrusOne LP as a result of awards granted under the LTIP (as defined below). Our customers operate in a number of industries, including information technology, financial services, energy, oil and gas, mining, medical, research and consulting services, and consumer goods and services. We currently operate 56 data centers, including one recovery center, located in the United States, United Kingdom, Germany, The Netherlands, The Republic of Ireland and France.
On January 24, 2013, the Company completed its initial public offering (the "IPO") of common stock and its common stock currently trades on the NASDAQ Exchange under the ticker symbol "CONE".
On November 14, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Calvary Parent L.P., a Delaware limited partnership (“Parent”), and Cavalry Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed solely for the purpose of entering into the Merger Agreement and related agreements and consummating the transactions contemplated thereby, and Parent is controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. ("KKR") and Global Infrastructure Management, LLC ("GIP"). Subject to the terms and conditions of the Merger Agreement, the outstanding shares of common stock of the Company at the effective time of the Merger will be acquired for $90.50 per share in an all-cash transaction.

The Merger and the other transactions contemplated by the Merger Agreement (the “Merger Transactions”) are subject to customary closing conditions, including the receipt of the required regulatory approvals and the satisfaction or waiver of the other conditions to the Merger described in the Merger Agreement. The Merger Transactions are expected to close during the second quarter of 2022, but there can be no assurances regarding whether the Merger Transactions will close as expected, or at all. The Company’s stockholders voted to approve the Merger, the Merger Agreement and the other transactions contemplated by the Merger Agreement at a special meeting of stockholders held for that purpose on February 1, 2022. Additionally, the waiting period applicable to the Merger Transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on December 29, 2021.

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

3. Summary of Significant Accounting Policies
Risks and Uncertainties

We continue to monitor the global outbreak of the novel coronavirus (COVID-19) and to take steps to mitigate the potential risks to us posed by the pandemic. We provide a critical service to our customers and are considered an essential business by most governments. While the impact of the pandemic on our business has not been significant to date, we are unable to predict its future impact on our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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
Business Combinations
When substantially all of the fair value is not concentrated in a group of similar identifiable assets, the set of assets will generally be considered a business and the Company applies acquisition accounting for business combinations, where all tangible and identifiable intangible assets acquired and all liabilities assumed are recorded at fair value. Any excess purchase price is recorded as goodwill. Transaction costs associated with business combinations are expensed as incurred.
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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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
Impairment Losses

When events or circumstances indicate that the carrying amount of a real estate investment may not be recoverable, we review the carrying value of the asset. When such impairment indicators exist, we review an estimate of the undiscounted future cash flows expected to result from the use of the real estate investment and proceeds from its eventual disposition and compare such amount to the carrying value of the real estate investment. If our undiscounted cash flows indicate that we are unable to recover the carrying value of the real estate investment, an impairment loss is recognized. An impairment loss is measured as the amount by which the real estate investment's carrying value exceeds its estimated fair value. We recorded an impairment loss of $0.5 million for equipment held for use in inventory based on the book value of the abandoned equipment for the year ended December 31, 2021. We recognized an impairment loss of $11.2 million for the year ended December 31, 2020 which included an $8.8 million impairment loss based on our estimate of the decrease in the fair value of the equipment held for use in inventory at our U.S. data centers and a $2.4 million impairment loss based on the estimated fair value for our investment in land held in Atlanta for future development as the Company sold this land to a third-party in February 2021. We recognized an impairment loss of $0.7 million for the year ended December 31, 2019, primarily due to an impairment loss on our South Bend - Monroe facility, which was being actively marketed for sale. These fair values were based on unobservable inputs and the determination of fair value of real estate assets to be held for use is derived using the discounted cash flow method and involves a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate fair value. Such assumptions are Level 3 inputs and include, but are not limited to, projected vacancy rates, rental rates, property operating expenses and required capital expenditures. These factors require management's judgment of factors such as market knowledge, historical experience, lease terms, tenant financial strength, economy, demographics, environment, property location, age, physical condition and expected return requirements, among other things. The aforementioned factors are taken as a whole by management in the determination of fair value. See Fair Value Measurements below for further information on fair value.
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

During January 2021, we disposed of our remaining investment in GDS Holdings Limited ("GDS"). Prior to its disposal, it was classified as available for sale and carried at fair value. Changes in the fair value were reported as a component of net income in Gain on marketable equity investment.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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

During the fourth quarters of 2021, 2020 and 2019, we performed a qualitative evaluation and determined that the fair value of the reporting unit is substantially in excess of the carrying amount and therefore determined that further quantitative impairment testing was not necessary.
Rent and Other Receivables
Receivables consist principally of rent receivables including straight-line rent receivables. A general reserve may be recognized as an allowance for doubtful accounts when collectibility is not probable, after applying the overall collectibility constraint under the new accounting standard for leases. Straight-line rent receivable, net was $174.1 million and $172.6 million at December 31, 2021 and 2020, respectively. The allowance for doubtful accounts is estimated based upon historic patterns of credit losses for aged receivables as well as specific provisions for certain identifiable, potentially uncollectible balances.
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
Lease Revenue:
Our leasing revenue primarily consists of colocation rent, metered power reimbursements and interconnection revenue and is accounted for under Accounting Standards Codification ("ASC") 842, Leases ("ASC 842"). We generally are not entitled to reimbursements for rental expenses including real estate taxes, insurance or other common area operating expenses.
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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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
Contract assets were $0.5 million and $0.4 million as of December 31, 2021 and December 31, 2020, respectively. Contract liabilities were not material as of both December 31, 2021 and December 31, 2020.
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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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
Undesignated Derivatives. Derivative instruments, such as cross-currency swaps, for which hedge accounting is not applied are recorded at fair value in Other assets and Other liabilities and gains and losses resulting from changes in the fair value are reported in Foreign currency and derivative gains (losses), net in the Consolidated Statements of Operations.

In addition, we may choose to not designate our interest rate swap and forward contracts. If a swap or forward contract is not designated as a hedge, the changes in fair value of these instruments is immediately recognized in earnings in Interest expense, net in the Consolidated Statements of Operations.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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
Revenues from properties were $1,205.7 million, $1,033.5 million and $981.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. We had Investment in real estate, net of $5.6 billion and $5.3 billion as of December 31, 2021 and 2020, respectively.
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

4. Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

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

Reference Rate Reform

On March 12, 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2021, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives in our financial statements consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Lease Modification Q&A

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, lessors may provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in ASC 842, Leases, addresses changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the impact from the COVID-19 pandemic on the lessor's business. In April 2020, FASB issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under the new accounting standard for leases, the Company must determine, on a lease by lease basis, if a lease concession resulted in a lease

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

modification. The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and circumstances. The adoption of this guidance has not had a material impact on our financial statements.

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

Fair Value Measurement

On January 1, 2020, we adopted ASU 2018-13, Fair Value Measurement, which changes the fair value measurement disclosure requirements of ASC 820, Fair Value Measurement. The amendments are part of the FASB’s disclosure framework project to improve the effectiveness of disclosures important to financial statement users including information about assets and liabilities measured at fair value in our Consolidated Balance Sheets. The adoption did not have a significant impact on the Company.

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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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

New Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and amends the guidance for the derivatives scope exception for contracts in an entity's own equity. The ASU also amends and makes targeted improvements to the related earnings per share guidance. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The standard allows for either modified or full retrospective transition methods. The Company is currently evaluating this ASU but does not expect it to have a significant impact on its financial statements.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

5. Revenue Recognition

Lease Revenue
Lease revenue primarily consists of colocation rent and metered power reimbursements from the lease of our data centers. Colocation leases may include all or portions of a data center, where customers may also lease office space to support their colocation operations. Revenue is primarily based on power usage as well as square footage. Customer lease arrangements customarily contain provisions that allow for renewal or continuation on a month-to-month arrangement, and certain leases contain early termination rights. We do not include any of these extension or termination options in a customer’s lease term for lease classification purposes or for recognizing lease revenue unless we are reasonably certain the customer will exercise these extension or termination options at lease commencement. At lease commencement, early termination is generally not deemed probable due to the significant economic penalty incurred by the lessee to exercise its early termination right and to relocate their equipment installed in our facilities. Generally, our customer lease arrangements do not provide any option to purchase and are classified as operating leases. We have substantial revenue primarily related to lease revenue from one customer that represented approximately 19%, 19% and 21% of our total revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

At December 31, 2021, the future minimum lease payments to be received under non-cancellable operating leases, excluding month-to-month arrangements and metered power reimbursements are shown below (in millions):

As of December 31, 2021	Minimum Lease Payments
2022	$827.1
2023	684.6
2024	551.9
2025	467.8
2026	369.9
Thereafter	1,018.2
Total	$3,919.5

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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Disaggregation of Revenue

For the years ended December 31, 2021, 2020 and 2019, lease revenue disaggregated by primary revenue stream is as follows (in millions):

Lease revenue	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Colocation (Minimum lease payments)	$924.1	$842.1	$793.5
Metered power reimbursements (Variable lease payments)	259.0	161.4	138.8
Total lease revenue	$1,183.1	$1,003.5	$932.3

For the years ended December 31, 2021, 2020 and 2019, revenue from contracts with customers disaggregated by primary revenue stream is as follows (in millions):

Revenue from contracts with customers	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Equipment sales and services	$4.2	$10.6	$29.7
Other revenue	18.4	19.4	19.3
Total revenue from contracts with customers	$22.6	$30.0	$49.0

Other revenue related to contracts with customers in the table above includes managed services and other services revenue of $15.1 million, $15.9 million and $15.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Total revenues from contracts with customers generated from operations outside of the United States were $0.4 million, $4.7 million and $2.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Accounts receivable associated with revenue from contracts with customers were $0.8 million and $2.3 million as of December 31, 2021 and 2020, respectively.
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

We operate six data center facilities and have a data center under development subject to finance leases. The remaining terms of our data center finance leases range from one year to twenty-nine years with options to extend the initial lease term on all but one lease. As a result of electing the package of practical expedients, data center finance leases are included in Buildings and improvements, Equipment and Finance lease liabilities in our Consolidated Balance Sheets. In addition, we lease 12 data centers and 3 offices supporting our sales and corporate activities under operating lease agreements. Our operating leases have remaining lease terms ranging from approximately one year to twenty-three years and one ground lease in Houston has a lease term that expires in 2066.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

The components of lease expense are as follows (in millions):

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost	$20.8	$20.4	$20.3
Finance lease cost:
Amortization of assets	2.0	2.1	2.3
Interest on lease liabilities	3.4	1.5	1.7
Total net lease cost	$26.2	$24.0	$24.3

Supplemental balance sheet information related to leases is as follows (in millions, except lease term and discount rate):

	December 31, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets	$143.7	$211.4
Operating lease liabilities	$178.8	$249.1
Finance leases:
Property and equipment, at cost	$163.0	$34.7
Accumulated amortization	(8.5)	(7.1)
Property and equipment, net	$154.5	$27.6
Finance lease liabilities	$156.9	$29.1

Weighted average remaining lease term (in years):
Operating leases	16.4	14.3
Finance leases(a)	27.3	18.2

Weighted average discount rate:
Operating leases	4.0%	3.7%
Finance leases(a)	2.6%	4.7%
(a) Excludes a 999-year ground lease in Dublin, The Republic of Ireland entered into during the third quarter of 2019. The Dublin property is under active development and the finance lease is included in Construction in progress, including land under development on the Consolidated Balance Sheets.

Supplemental cash flow and other information related to leases is as follows (in millions):

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24.3	$23.4	$22.1
Operating cash flows from finance leases	3.4	1.5	1.7
Financing cash flows from finance leases	4.4	3.5	2.9

Non-cash right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$65.2	$175.1
Finance leases	129.0	—	0.8

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Maturities of lease liabilities were as follows (in millions):

	As of December 31, 2021
	Operating Leases	Finance Leases
2022	$25.6	$7.7
2023	20.8	6.7
2024	16.1	6.4
2025	14.4	6.6
2026	12.6	6.9
Thereafter	155.0	187.9
Total lease payments	$244.5	$222.2
Less: Imputed interest	(65.7)	(65.3)
Total lease obligations	$178.8	$156.9

Maturities of lease liabilities were as follows (in millions):

	As of December 31, 2020
	Operating Leases	Finance Leases
2021	$27.8	$4.2
2022	27.9	3.0
2023	23.9	2.0
2024	19.4	1.4
2025	17.8	1.5
Thereafter	221.6	30.5
Total lease payments	$338.4	$42.6
Less: Imputed interest	(89.3)	(13.5)
Total lease obligations	$249.1	$29.1
7. Investment in Real Estate

All references to square footage, acres, and megawatts are unaudited.

Land for future development

During the year ended December 31, 2021, the Company purchased land for future development in Madrid, Spain; Amsterdam, The Netherlands; San Antonio, Texas and Frankfurt, Germany totaling 35 acres for $63.8 million. During the year ended December 31, 2020, the Company purchased land for future development in Frankfurt, Germany and London, United Kingdom totaling 35 acres for $58.0 million.

Leases of real estate

In February 2021, the Company entered into a 20-year lease comprising a 130,000 square feet building and commenced development of a 18 megawatt ("MW") data center in London, United Kingdom. We have three renewal options for 15 years each which were not reasonably certain at commencement and the lease was classified as an operating lease. In June 2021, the Company entered into lease amendments for the two data center leases located in London, United Kingdom to extend the lease terms. Per lease modification accounting rules under ASC 842, these leases were classified as finance leases on the modification effective date. Previously these leases were accounted as operating leases. The finance lease asset and liability are presented in Buildings and improvements and Finance lease liabilities in the Consolidated Balance Sheets, respectively.

In March 2020, the Company entered into a 25-year lease comprising a 45,000 square feet building and commenced development of a 27 MW data center in Paris, France, which was preleased to a customer. We have one renewal option for 25 years which was not reasonably certain at commencement and the lease was classified as an operating lease.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Real estate related capital expenditures

Construction in progress was $765.9 million and $982.2 million, including land which was under active development of $28.0 million and $5.1 million as of December 31, 2021 and December 31, 2020, respectively.

For the year ended December 31, 2021, our capital expenditures were $727.0 million, as shown on the statement of cash flows. Substantially all of our investing activity related to our development activities. Our capital expenditures for 2021 primarily related to the acquisition of land for future development and continued development in key markets, primarily in Northern Virginia, Frankfurt, Phoenix, Dublin, London, Somerset, Paris, San Antonio and Chicago.

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

We recorded an impairment loss of $0.5 million for equipment held for use in inventory based on the book value of the abandoned equipment for the year ended December 31, 2021. For the year ended December 31, 2020, impairment charges of $11.2 million were recognized which included an $8.8 million impairment loss based on our estimate of the decrease in the fair value of the equipment held for use in inventory at our U.S. data centers and a $2.4 million impairment loss based on the estimated fair value for our investment in land held in Atlanta for future development as the Company sold this land to a third-party.

8. Equity Investments

The Company has the following equity investments where it has a noncontrolling interest in the investees (in millions):

		Equity Investments as of:
Investees	Equity Method	December 31, 2021	December 31, 2020
GDS, Class A share equivalent	Fair value	$—	$44.2
ODATA investments	Cost method	30.3	22.9
Equity investments		$30.3	$67.1

The Company had an equity investment in GDS, a developer and operator of high-performance, large-scale data centers in China. We accounted for our equity investment in GDS using the fair value method. On October 18, 2017, the Company purchased newly issued unregistered ordinary shares equivalent to 8.0 million American depository shares (ADS) at a price per Class A ordinary share equivalent to $12.45 per ADS, a 4% discount to the October 17, 2017 closing price, for a total investment of $100.0 million. Each ADS was equivalent to eight ordinary shares. For the year ended December 31, 2020, we sold approximately 1.8 million GDS ADSs for total net proceeds of approximately $164.1 million with $19.9 million of the proceeds settled in 2021, which left us with approximately 0.5 million GDS ADSs remaining as a result of sales in the prior year period. During January 2021, we disposed of our remaining investment for net proceeds of $46.6 million.

The Company recognized Gains on marketable equity investment in GDS ADSs held and sold as follows:

IN MILLIONS	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Gain on marketable equity investment	$2.4	$89.5	$132.3
Less: Gain recognized on marketable equity investment sold	2.4	69.6	66.7
Unrealized gain on marketable equity investment	$—	$19.9	$65.6

The gain on investment is recognized in the Consolidated Statements of Operations in Gain on marketable equity investment.

As of December 31, 2021 and 2020, the Company had a total investment of $30.3 million and $22.9 million, respectively, in four unconsolidated ventures in Brazil, Chile, Colombia and Mexico, with ODATA, a Brazilian headquartered company, specializing in providing colocation services to customers across multiple industries. In evaluating the appropriate accounting method for its ventures with ODATA, we considered our voting interests and ability to exercise significant influence over the operating and financial policies of each venture and concluded that the Company does not exercise significant influence and our investments are accounted for using the cost method. During the years ended December 31, 2021 and 2020, the Company made additional investments totaling $7.4 million and $6.5 million in ODATA, respectively.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

9. Goodwill, Intangible and Other Long-Lived Assets
The carrying amount of goodwill was $455.1 million as of December 31, 2021 and 2020.
Summarized below are the carrying values for the major classes of intangible assets:

IN MILLIONS
For the year ended December 31,		2021			2020
	Weighted- Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	8	$247.1	$(174.2)	$72.9	$247.1	$(163.1)	$84.0
Trademark/tradename	3	11.5	(9.8)	1.7	11.6	(9.0)	2.6
Favorable leasehold interest	38	5.7	(2.1)	3.6	5.7	(1.6)	4.1
In-place customer leases	3	138.3	(92.8)	45.5	140.4	(74.6)	65.8
Above and below market leases	4	2.3	(1.2)	1.1	2.3	(1.0)	1.3
Total		$404.9	$(280.1)	$124.8	$407.1	$(249.3)	$157.8
There were no goodwill or intangible asset impairments for the years ended December 31, 2021, 2020 or 2019. The fair value of goodwill and other intangibles is substantially in excess of carrying value for the years ended December 31, 2021, 2020 and 2019.
Amortization expense for acquired intangible assets was $31.6 million, $38.9 million and $39.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The following table presents estimated amortization expense for each of the next five years and thereafter, commencing January 1, 2022:

IN MILLIONS	Total
2022	$29.2
2023	20.3
2024	18.6
2025	17.3
2026	9.3
Thereafter	30.1
Total	$124.8

10. Other Assets

As of December 31, 2021 and 2020, the components of Other assets are as follows (in millions):

	December 31, 2021	December 31, 2020
Deposits for contract obligations	$193.4	$—
Deferred leasing and other contract costs	87.0	62.4
Prepaid expenses	19.8	19.1
Non-real estate assets, net	12.3	13.8
Other assets	39.7	38.1
Total	$352.2	$133.4

Non-real estate assets, net primarily consists of deposits for contract obligations related to non-cancellable contracted commitments for acquisition of equipment, administrative related software and computers and office equipment, which are depreciated or amortized over the shorter of the assets useful life or the lease term. Other assets primarily includes land deposits, fuel inventory, other receivables, deferred tax assets, net of allowance and other deferred costs. During the year ended

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

December 31, 2021, the Company made deposits of $193.4 million for fixed price equipment purchase contracts with various vendors to secure equipment and inventory for future development at our data centers.

11. Debt
As of December 31, 2021 and 2020, the components of Debt are as follows (unless otherwise noted, interest rate and maturity date information are as of December 31, 2021) (in millions):

	December 31, 2021	December 31, 2020	Interest Rate	Maturity Date
Amended Credit Agreement:
Revolving Credit Facility:				March 2024(b)
EUR Revolver	$—	$275.9	Monthly EURIBOR + 1.00%
GBP Revolver	—	157.0	Monthly LIBOR + 1.00%
2023 Term Loan Facility(a)	100.0	100.0	Monthly LIBOR + 1.20%	March 2023(c)
2025 Term Loan Facility(a)	700.0	700.0	Monthly LIBOR + 1.20%	March 2025
2024 Notes, including bond discount of $0.6 million and $0.7 million, respectively	599.4	599.3	2.900%	November 2024
2027 Notes, including bond discount of $0.6 million and $0.6 million, respectively(d)	566.6	612.6	1.450%	January 2027
2028 Notes, including bond discount of $6.9 million(e)	560.3	—	1.125%	May 2028
2029 Notes, including bond discount of $1.4 million and $1.6 million, respectively	598.6	598.4	3.450%	November 2029
2030 Notes, including bond discount of $4.2 million and $4.7 million, respectively	395.8	395.3	2.150%	November 2030
Deferred financing costs	(27.8)	(29.5)	—	—
Total	$3,492.9	$3,409.0
(a) - Monthly USD LIBOR as of December 31, 2021 was 0.11%.
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

Credit facilities

On March 31, 2020, CyrusOne LP, a Maryland limited partnership and subsidiary of CyrusOne Inc., entered into an amendment to its credit agreement, dated as of March 29, 2018 (as so amended, the “Amended Credit Agreement”), among the Operating Partnership, as borrower, the lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders. Proceeds from the Amended Credit Agreement were used, among other things, to refinance and replace the credit facilities under a prior $3.0 billion credit facility.
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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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

The current administrator of LIBOR ceased to publish one-month GBP LIBOR after December 31, 2021 and will cease to publish USD LIBOR after June 30, 2023. GBP LIBOR has been replaced by the Sterling Overnight Index Average or SONIA. There is a risk that the LIBOR transition could increase our interest and other costs relative to our outstanding subordinated debt. We may not be able to refinance those instruments on terms that reduce those costs to the level we would have expected if the administrator of LIBOR were to continue publishing indefinitely. Also, the transition from LIBOR could impact or change our hedge accounting practices.

We pay a facility fee calculated based on the aggregate revolving commitments. The facility fee rate varies based on ratings-based pricing levels, and is currently equal to 0.20% per annum of the aggregate revolving commitments. The facility fee was $2.8 million, $2.9 million and $2.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, we had $100.0 million and $700.0 million outstanding under the 2023 Term Loan Facility and the 2025 Term Loan Facility, respectively, and additional borrowing capacity under the Amended Credit Agreement was approximately $1.4 billion, net of $8.4 million of outstanding letters of credit. We had no borrowings outstanding under the Revolving Credit Facility as of December 31, 2021.
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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

US bonds

On September 21, 2020, the Issuers completed a public offering of $400.0 million aggregate principal amount of 2.150% senior notes due November 2030 (the "2030 Notes"). The Company received proceeds of $392.6 million, net of discount, underwriting costs and other deferred financing costs. The Company used the proceeds to repay $300.0 million of the outstanding indebtedness under the Operating Partnership's 2023 Term Loan Facility, to repay the then outstanding balance of $20.0 million on the US Revolver balance under the Revolving Credit Facility and the remainder for general corporate purposes. In connection with the repayment of outstanding indebtedness of the senior unsecured term loans due March 2023, the Company recognized a loss on early extinguishment of debt of $3.1 million during the year ended December 31, 2020.
On December 5, 2019, the Issuers completed a public offering of $600.0 million aggregate principal amount of 2.900% senior notes due November 2024 (the "2024 Notes") and $600.0 million aggregate principal amount of 3.450% senior notes due November 2029 (the “2029 Notes”). The Company received proceeds of $1,197.4 million, net of discounts, underwriting costs and other deferred financing costs. The Company used the proceeds to finance the repurchase of all of its 5.000% senior notes due 2024 (the "Old 2024 Notes") and all of its 5.375% senior notes due 2027 (together with the Old 2024 Notes, the "Existing Notes"), including the payment of consent payments, for the redemption and discharge of Existing Notes that remained outstanding after the completion of the tender offers and consent solicitations, for the payment of related premiums, fees, discounts and expenses and for general corporate purposes. In connection with the repurchase of the Existing Notes, the Company recognized a loss on early extinguishment of debt of $71.8 million during the year ended December 31, 2019.

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

Financial debt covenants
Our debt agreements contain customary provisions with respect to events of default, affirmative and negative covenants and borrowing conditions. The most restrictive covenants are generally included in the Amended Credit Agreement. The Amended Credit Agreement requires us to maintain certain financial covenants including the following, in each case on a consolidated basis, a minimum fixed charge ratio, maximum total and secured leverage ratios, maximum net operating income to debt service ratio and a maximum ratio of unsecured indebtedness to unencumbered asset value. In order to continue to have access to amounts available under the Amended Credit Agreement, the Company must remain in compliance with all of that agreement's covenants. As of December 31, 2021, we are in compliance with the financial covenants of our debt agreements.
Debt Maturities
The following table summarizes aggregate maturities of the Amended Credit Agreement and 2024 Notes, 2027 Notes, 2028 Notes, 2029 Notes and 2030 Notes for the five years subsequent to December 31, 2021, and thereafter:

IN MILLIONS	Amended Credit Agreement(a)(b)	Senior Notes	Total
2022	$—	$—	$—
2023	100.0	—	100.0
2024	—	600.0	600.0
2025	700.0	—	700.0
2026	—	—	—
Thereafter	—	2,134.4	2,134.4
Total debt	$800.0	$2,734.4	$3,534.4
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

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

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
The fair value of Cash and cash equivalents, Rent and other receivables, Construction costs payable, Dividends payable and Accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these financial instruments. The carrying value, exclusive of deferred financing costs, for the revolving credit facilities and the floating rate term loans approximate estimated fair value as of December 31, 2021 and 2020, due to the floating rate nature of the interest rates and the stability of our credit ratings.
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

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

The carrying value and fair value of other financial instruments are as follows (in millions):

IN MILLIONS
	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt:
Variable Rate Debt:
Revolving Credit Facility	$—	$—	$432.9	$432.9
2023 Term Loan Facility	100.0	100.0	100.0	100.0
2025 Term Loan Facility	700.0	700.0	700.0	700.0
Fixed Rate Debt:
2024 Notes - 2.900%(1)	599.4	620.3	599.3	640.7
2027 Notes - 1.450%(1)	566.6	577.3	612.6	619.9
2028 Notes - 1.125%(1)	560.3	565.5	—	—
2029 Notes - 3.450%(1)	598.6	653.2	598.4	644.1
2030 Notes - 2.150%(1)	395.8	395.7	395.3	388.6
Derivative Contracts:
Cross Currency Swaps Liability(2)	13.5	13.5	52.2	52.2
Interest Rate Swap Liability(2)	2.4	2.4	7.0	7.0
Equity Investments carried at Fair Value:
GDS equity investment(3)	—	—	44.2	44.2
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

We recorded impairment losses of $0.5 million for the year ended December 31, 2021. For the year ended December 31, 2020, we recognized impairment losses of $11.2 million included in Impairment losses and (gain) loss on asset disposals, net in our Consolidated Statements of Operations. We utilize estimates of the fair value of assets to determine impairment losses. These estimates include Level 3 inputs including estimates of replacement costs or residual value, market rents, expected occupancy and estimates of additional capital expenditures, and cashflows from each investment.

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

For derivatives designated as "cash flow" hedges, the change in the fair value of the derivative is initially reported in Other comprehensive income ("OCI") in our Consolidated Statements of Comprehensive Income (Loss) and subsequently reclassified into Gain (loss) when the hedged transaction affects earnings, or the hedging relationship is no longer highly effective. We

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

assess the effectiveness of each hedging relationship whenever financial statements are issued, or earnings are reported and at least every three months. We also use derivatives, such as foreign currency swaps, that are not designated as hedges to manage foreign currency exchange rate risks. The changes in fair values of these derivatives that were not designated or did not qualify as hedging instruments are immediately, recognized in earnings within the line item Foreign currency and derivative gains (losses), net in the Consolidated Statements of Operations.

The following table summarizes the Company's derivative positions as of December 31, 2021 and 2020 (in millions):

				December 31, 2021		December 31, 2020
	Maturity Date	Notional Amount	Hedged Risk	Asset	Liability	Asset	Liability
Designated derivatives
Cross Currency Swaps
EUR - USD	3/29/2023	$250.0	Net investment hedge	$—	$6.7	$—	$26.0
EUR - USD	3/29/2023	250.0	Net investment hedge	—	6.8	—	26.2

Interest Rate Swaps
USD Libor	3/29/2023	300.0	Interest rate hedge - Float to fixed	—	2.4	—	7.0

Total				$—	$15.9	$—	$59.2

Cross-Currency Swaps

The Company has entered into cross-currency swaps whereby the Company pays floating interest rate and receives floating interest rate to hedge the variability of future cash flows attributable to changes in the 1-month USD LIBOR versus EURIBOR rates (a pay-floating, receive-floating interest rate swap). The pay-floating, receive-floating interest rate swap payments are recognized in Interest expense, net in the Consolidated Statements of Operations.

The Company has two cross-currency EUR/USD contracts to sell $500.0 million and purchase €450.7 million maturing in March 2023 designated as net investment hedges with a fair value liability of $13.5 million and $52.2 million, respectively, for the periods ended December 31, 2021 and 2020, which are reported in Other liabilities.

The Company recognized gains of $4.5 million for the year ended December 31, 2020 on undesignated cross-currency contracts which were recognized in Foreign currency and derivative gains (losses), net in the Consolidated Statements of Operations.

Interest Rate Swaps

On September 3, 2019, the Company entered into a floating-fixed interest rate swap agreement to convert $300.0 million of variable interest rate debt of the 2023 Term Loan Facility to 1.19% fixed rate debt to hedge the risk of changes in cash flows attributable to USD-LIBOR interest payments, with a fair value liability of $2.4 million and $7.0 million, respectively, for the periods ended December 31, 2021 and 2020 which are reported in Other liabilities. On September 21, 2020, the Company paid down $300.0 million of term loans under the 2023 Term Loan Facility. The $300.0 million floating-fixed interest rate swap remains in place and continues to provide an effective hedge of the risk of changes in cash flows attributable to USD-LIBOR term loans through March 2023. For the years ended December 31, 2021 and 2020, the Company recognized changes in fair value of the interest rate swap in OCI.

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

CYRUSONE INC.
Notes to Consolidated and Combined Financial Statements - (continued)

The following table presents the effect of our derivative financial instruments on our accompanying consolidated financial statements (in millions):

	December 31, 2021	December 31, 2020
Derivatives in Cash Flow Hedging Relationships
Cross-Currency and Interest Rate Swaps:
Amount of gain (loss) recognized in OCI for derivatives	$43.4	$(53.0)
Amount of gain (loss) reclassified from Accumulated OCI for derivatives(1)	$(3.3)	$(1.7)
(1) - Gains and (losses) are recognized in Interest expense, net.

During the next 12 months, we estimate that based on current prevailing interest rates that losses of approximately $3.4 million will be reclassified from "Accumulated OCI" to Net income.

13. Employee Benefit Plans
Currently, our employees participate in health care plans sponsored by CyrusOne, which primarily provide for medical, dental and vision. We incurred $4.3 million, $3.3 million and $3.9 million of expenses related to these plans for the years ended December 31, 2021, 2020 and 2019, respectively.
CyrusOne offers a defined contribution 401(k) retirement savings plan to its employees. CyrusOne's matching contribution to its retirement savings plan was $2.3 million, $2.0 million and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The following table reflects the computation of basic and diluted Net income per share:

IN MILLIONS, except per share amounts	Year Ended		Year Ended		Year Ended
For December 31,	2021		2020		2019
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net income	$25.3	$25.3	$41.4	$41.4	$41.4	$41.4
Less: Restricted stock dividends	(0.4)	(0.4)	(0.5)	(0.5)	(0.7)	(0.7)
Net income available to stockholders	$24.9	$24.9	$40.9	$40.9	$40.7	$40.7
Denominator:
Weighted average common outstanding-basic	123.8	123.8	117.3	117.3	112.1	112.1
Performance-based restricted stock and units		0.1		0.3		0.4
Weighted average shares outstanding-diluted		123.9		117.6		112.5
EPS:
Net income per share-basic	$0.20		$0.35		$0.36
Effect of dilutive shares:
Net income per share-diluted		$0.20		$0.35		$0.36

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

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

During the year ended December 31, 2021, the Company settled forward agreements under its ATM stock offering program totaling 8.4 million common shares at an average price of $70.84 for proceeds of $593.7 million, net of expenses. During the year ended December 31, 2020, the Company settled forward agreements totaling 5.0 million common shares at an average price of $63.61 for proceeds of $315.6 million, net of expenses. As of December 31, 2021, there was approximately $513.4 million under the 2021 ATM Stock Offering Program available for future offerings. At December 31, 2021, the Company had approximately 129.6 million shares of common stock outstanding.

Forward Sales

During the year ended December 31, 2021, CyrusOne Inc. entered into forward equity sale agreements under its ATM stock offering program with respect to approximately 3.0 million shares. The Company received proceeds of $116.6 million from the sale of 1.6 million of its common shares by the forward purchasers in respect of forward equity sale agreements entered during the year ended December 31, 2021. During the year ended December 31, 2020, CyrusOne Inc. entered into forward equity sale agreements with financial institutions acting as forward purchasers under the New 2018 ATM Stock Offering Program and the 2020 ATM Stock Offering Program, as applicable, with respect to approximately 10.2 million shares of its common stock at a weighted average price of $68.98 per share, net of expenses. The Company received proceeds of $219.1 million from the sale of 3.4 million of its common shares by the forward purchasers in respect of forward equity sale agreements entered during the year ended December 31, 2020.

The Company currently expects to fully physically settle the remaining forward equity sale agreements by June 2022 and receive cash proceeds upon one or more settlement dates at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreements, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreements multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers' stock borrowing costs and (iii) scheduled dividends during the terms of the agreements.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

The following table represents a summary of forward sale of equity of our common stock for the year ended December 31, 2021 (in millions):

Offering Program	Forward Shares Sold/(Settled)	Net Proceeds Received	Remaining Proceeds Available(1)
Total at December 31, 2020	6.8	$—	$484.7
Forward adjustments	—	—	(7.6)
May 2020 Forward Offering settlement	(1.4)	95.3	(95.3)
May 2020 Forward Offering settlement	(1.3)	95.5	(95.5)
May 2021 Forward Offering - Sales	0.3		22.5
June 2021 Forward Offering - Sales	1.6		116.6
June 2021 Forward Offering - Sales	1.1		90.8
September 2020 Forward Offering settlement	(1.4)	100.5	(100.5)
September 2020 Forward Offering settlement	(1.6)	112.5	(112.5)
November 2020 Forward Offering settlement	(1.1)	73.3	(73.3)
June 2021 Forward Offering settlement	(1.6)	116.6	(116.6)
Total as of December 31, 2021	1.4	$593.7	$113.3
(1) As of December 31, 2021, the total estimated proceeds, net of adjustments for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers' stock borrowing costs and (iii) scheduled dividends adjustments is $113.3 million subject to further adjustment when the forward offerings are settled as described above.

Dividends
We have declared cash dividends on common shares and distributions on operating partnership units for the years ended December 31, 2021 and 2020 as presented in the table below:

Record date	Payment date	Cash dividend per share or operating partnership unit
March 27, 2020	April 9, 2020	$0.50
June 26, 2020	July 10, 2020	$0.50
September 25, 2020	October 9, 2020	$0.51
January 4, 2021	January 8, 2021	$0.51
March 26, 2021	April 9, 2021	$0.51
June 25, 2021	July 9, 2021	$0.51
September 24, 2021	October 8, 2021	$0.52
January 3, 2022	January 7, 2022	$0.52
As of December 31, 2021 and 2020 we had a dividend payable of $68.1 million and $63.3 million, respectively.

16. Stock-Based Compensation

Stock Plans

The board of directors of CyrusOne Inc. adopted the 2012 Long-Term Incentive Plan ("LTIP"), prior to the IPO, which was amended and restated on May 2, 2016 and February 18, 2019. The LTIP is administered by the compensation committee of the board of directors. Awards issuable under the LTIP include common stock, restricted stock, restricted stock units, stock options, LTIP Units (as described below) and other incentive awards. CyrusOne Inc. has reserved a total of 8.9 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. The related stock compensation expense incurred by CyrusOne Inc. is allocated to the operating partnership. Shares available under the LTIP as

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

of December 31, 2021 were approximately 4.2 million. Shares vest according to each agreement and as long as the employee remains employed with the Company. The Company has granted awards with time-based vesting, performance-based vesting and market-based vesting features. The performance-based vesting metrics granted have varied and are described in each of the grant years below.

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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Stock-based compensation expense was as follows:

For the periods ended December 31,	2021	2020	2019
2016 Grants	$—	$—	$1.1
2017 Grants	—	0.5	3.1
2018 Grants	0.7	3.9	5.4
2019 Grants and ESPP expense	2.0	5.5	7.1
2020 Grants and ESPP expense	10.9	8.5	—
2021 Grants and ESPP expense	9.0	—	—
Total	$22.6	$18.4	$16.7
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
Total awards granted in 2016 had a grant date fair value of $22.6 million. As of December 31, 2021, there was no unearned compensation related to the awards granted in 2016 as all such awards are fully vested.
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

Total awards granted in 2017 had a grant date fair value of $15.9 million. As of December 31, 2021, there was no unearned compensation related to the awards granted in 2017 as all such awards are fully vested.
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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Total awards granted in 2018 had a grant date fair value of $20.2 million. As of December 31, 2021, there was no unearned compensation related to the awards granted in 2018 as all such awards are fully vested.
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

Total awards granted in 2019 had a grant date fair value of $20.5 million. As of December 31, 2021, unearned compensation representing the unvested portion of the awards granted in 2019 totaled $0.2 million, with a weighted average vesting period of 0.1 years.

2020 Grants

On February 25, 2020, the Company issued time and market-based awards under the LTIP in the form of restricted stock units. The Company granted 118,974 time-based restricted stock units that generally vest annually on a pro-rata basis over a three-year period and 57,557 market-based restricted stock units, at target, with grant date fair values of $66.42 and $107.94, respectively. On April 30, 2020, the Company granted 14,973 time-based restricted stock that generally vest over a one-year period with a grant date fair value of $70.15.

In addition, during the year ended December 31, 2020, the Company granted from time to time a total of 1,226 time-based restricted stock units that vest annually on a pro rata basis over a three-year period with a grant date fair value of $72.64, 45,241 market-based restricted stock units, at target, with a grant date fair value of $144.79, and 103,260 shares of time-based restricted stock that generally vest over a three-year period with an average grant date fair value of $73.98.

Total awards granted in 2020 had a grant date fair value of $30.1 million. As of December 31, 2021, unearned compensation representing the unvested portion of the awards granted in 2020 totaled $2.1 million, with a weighted average vesting period of 0.7 years.

2021 Grants

On February 18, 2021, the Company issued time and market-based awards under the LTIP in the form of restricted stock, LTIP Unit and restricted stock units. The Company granted 63,394, 54,244 and 18,387 time-based restricted stock, LTIP Units and restricted stock units, respectively, that generally vest annually on a pro-rata basis over a three-year period with grant date fair values of $69.52, $64.52 and $69.52, respectively. The Company granted 89,113 and 12,285 market-based LTIP Units and restricted stock, respectively, at target, with grant date fair values of $94.95 and $96.43, respectively. On May 18, 2021, the Company granted 10,185 and 5,704 time-based restricted stock and LTIP Units, respectively, that generally vest over a one-year period with a grant date fair value of $73.64. On August 11, 2021, the Company granted a sign-on award of 33,459 shares of time-based restricted stock with vesting of 5/6 on December 29, 2021 and 1/6 on January 29, 2022 with a grant date fair value of $74.67.

In addition, during the year ended December 31, 2021, the Company granted from time to time a total of 1,835 time-based restricted stock units that vest annually on a pro rata basis over a three-year period.

Total awards granted in 2021 had a grant date fair value of $22.7 million. As of December 31, 2021, unearned compensation representing the unvested portion of the awards granted in 2020 totaled $9.1 million, with a weighted average vesting period of 1.8 years.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Restricted Stock Units, Restricted Stock, LTIP Units and Stock Options Activity

The following tables summarize the unvested restricted stock units, restricted stock, LTIP Units and stock options activity and the weighted average fair value of these shares at the date of grant for the year ended December 31, 2021 (market-based awards are reflected at the target amount of the grant):
Restricted Stock Units ("RSU")

	2021
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	484,890	$66.66
Granted	20,222	69.92
TSR and other adjustments(a)	186,239	86.98
Exercised	(431,074)	62.68
Forfeited	(40,131)	119.30
Outstanding December 31,	220,146	$82.33
(a) TSR adjustments represent the incremental shares earned for the total stockholder return (TSR) performance metric exceeding target and resulting in 200% payout for the 2018 LTIP Performance Awards.
Restricted Stock ("RS")

	2021
	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding January 1,	118,233	$74.12
Granted	119,323	74.10
Exercised	(150,353)	74.17
Forfeited	(9,163)	72.25
Outstanding December 31,	78,040	$74.21

LTIP Units

	2021
	LTIP Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	—	$—
Granted	149,061	83.15
Exercised	—	—
Forfeited	(53,770)	87.08
Outstanding December 31,	95,291	$80.93

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Stock Options

	2021
	Options	Weighted Average Exercise Price
Outstanding January 1,	97,801	$30.87
Granted	—	—
Exercised	(95,196)	31.07
Forfeited	—	—
Outstanding December 31,	2,605	23.58
Exercisable at December 31,	2,605	23.58
Vested and expected to vest	2,605	$23.58
The aggregate intrinsic value of options outstanding and options exercisable is based on the Company's closing stock price on the last trading day of the fiscal year for in-the-money options. The aggregate intrinsic value represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices. The total intrinsic value of options exercised during 2021 was $4.2 million, 2020 was $10.5 million and 2019 was $0.4 million.
The aggregate intrinsic value of both options outstanding and options exercisable at December 31, 2021 was $0.2 million.
Stock Option Assumptions
The following table summarizes the stock option assumptions for the years ended December 31, 2021, 2020 and 2019:

	Options Outstanding		Options Exercisable		Assumption Range
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Terms (Years)	Number of Shares	Weighted Average Remaining Contractual Terms (Years)	Risk-Free Interest Rate	Expected Annual Dividend Yield	Expected Terms in Years	Expected Volatility
2019
$23.58	51,985	3.3	51,985	3.3	0.92%	3.4%	6.0	35%
$28.42	143,358	5.1	143,358	5.1	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%
$30.74	12,719	5.6	12,719	5.6	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%
$36.99	167,024	6.1	167,024	6.1	1.47% - 1.64%	4.1%	5.5-6.5	27.5% - 35.0%
2020
$23.58	16,930	0.9	16,930	0.9	0.92%	3.4%	6.0	35%
$28.42	43,317	0.6	43,317	0.6	1.6% - 1.75%	4.4%	5.5-6.5	32.5% - 37.5%
$36.99	37,554	0.6	37,554	0.6	1.47% - 1.64%	4.1%	5.5-6.5	27.5% - 35.0%
2021
$23.58	2,605	0.8	2,605	0.8	0.92%	3.4%	6.0	35%

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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

are subject to U.S. federal, state and local corporate income taxes. The Company's foreign subsidiaries are subject to corporate income taxes in the jurisdictions in which they operate.
Income tax (benefit) expense for the years ended December 31, 2021, 2020 and 2019 as reported in the accompanying Consolidated Statements of Operations was comprised of the following:

	Year Ended December 31,
IN MILLIONS	2021	2020	2019
Current
Federal	$1.9	$1.5	$1.7
State	2.2	2.0	1.9
Foreign	0.5	5.0	0.2
Total current expense	$4.6	$8.5	$3.8

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	(9.5)	(12.1)	(7.5)
Total deferred benefit	(9.5)	(12.1)	(7.5)
Total income tax benefit	$(4.9)	$(3.6)	$(3.7)

An income tax expense reconciliation between the U.S. statutory tax rate and the effective tax rate is as follows:

	Year Ended December 31,
IN MILLIONS	2021	2020	2019

Income tax at U.S. federal statutory income tax rate	$4.3	$3.9	$7.9
State and local taxes, net of federal income tax benefit	2.2	1.6	1.7
Impact of REIT status	(16.9)	(18.2)	(13.7)
Permanent differences	—	0.1	(0.7)
Foreign tax rate and currency differences	(1.6)	(2.7)	(1.0)
Anti-hybrid disallowances	1.9	2.4	1.6
Deferred tax true ups and other	4.6	1.0	—
Unrecognized tax benefits	0.5	5.0	—
Valuation allowance	0.1	3.3	0.5
Income tax benefit	$(4.9)	$(3.6)	$(3.7)

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

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

The components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
IN MILLIONS	2021	2020
Deferred tax assets
Net operating loss carryforwards	$18.9	$19.7
Accounts receivable/payable and other	8.7	9.1
Disallowed interest and other expenses	4.9	3.4
Finance leases	1.9	1.6
Total gross deferred tax assets	$34.4	$33.8
Valuation allowance	(12.6)	(12.2)
Total gross deferred tax assets, net	$21.8	$21.6

Deferred tax liabilities
Deferred rent and other	$(8.6)	$(1.9)
Fixed assets	(50.1)	(67.5)
Intangibles	(2.9)	(5.2)
Total gross deferred tax liabilities	$(61.6)	$(74.6)
Total net deferred tax liabilities	$(39.8)	$(53.0)

As of December 31, 2021, the Company’s deferred tax assets were primarily attributable to foreign NOL carryforwards that generally do not expire. A valuation allowance will be recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. The Company has recorded a valuation allowance of $12.6 million as of December 31, 2021.
The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and certain foreign jurisdictions. With few exceptions, the Company is no longer subject to examination of its U.S. federal, state and local tax returns for years prior to 2018.
A reconciliation of the Company’s beginning and ending liability for unrecognized tax benefits is as follows:

IN MILLIONS	2021	2020	2019

Balance at January 1	$5.0	$—	$—
Additions related to acquisitions	—	—	—
Additions for tax positions for the current year	—	5.0	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—
Balance at December 31	$5.0	$5.0	$—

The Company’s entire liability for unrecognized tax benefit would affect the annual effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as additional tax expense. The Company recorded interest expense and penalties of $0.5 million for the period ending December 31, 2021.

18. Commitments and Contingencies
Operating Leases
The Company leases certain data center facilities and equipment from third parties. Certain of these leases provide for renewal options with fixed rent escalations beyond the initial lease term.

CYRUSONE INC.
Notes to Consolidated Financial Statements - (continued)

Standby Letters of Credit
As of December 31, 2021, the Company had outstanding letters of credit of $8.4 million as security for obligations under the terms of its lessee agreements.
Performance Guarantees
Customer contracts generally require specified levels of performance related to uninterrupted service and cooling temperatures and delivery of data center spaces at specified dates. If these performance standards are not met, the Company could be obligated to issue billing credits to the customer. Management assesses the probability that a performance standard will not be achieved. We recognized contingent losses of $0.9 million and $3.5 million for performance guarantees for the years ended December 31, 2021 and December 31, 2020, respectively. No contingent losses were incurred for performance guarantees in 2019.
Purchase Commitments
The Company has entered into non-cancellable contracted commitments for construction of data center facilities and acquisition of equipment. As of December 31, 2021, these commitments were approximately $287.2 million and are expected to be incurred over the next one to two years. In addition, the Company has entered into equipment and electricity power contracts, which require minimum purchase commitments for power. These agreements range from one to seven years and provide for payments for early termination or require minimum payments for the remaining term. As of December 31, 2021, the minimum commitments for these arrangements were approximately $353.3 million.
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

19. Subsequent Event

On January 14, 2022, CyrusOne LLC and CyrusOne LP, two wholly-owned subsidiaries of the Company, entered into an Asset Purchase Agreement with a third party (“Purchaser”), pursuant to which Purchaser has agreed to acquire substantially all of the assets exclusively related to our four facilities in the Houston area for a purchase price of $670.0 million in cash. The asset purchase is anticipated to close in the first quarter of 2022.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2021. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2021 based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2021, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited our financial statements included in this Annual Report on Form 10-K and has issued its attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021, which report is included under Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.
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
Items 11. Executive Compensation
The information required by this item will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Items 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required by this item will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.
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
ITEM 16.    FORM 10-K SUMMARY
None.

Schedule II.
Valuation and Qualifying Accounts

	Beginning	Charge	(Deductions)/	End
(dollars in millions)	of Period	to Expenses	Additions	of Period
Allowance for Doubtful Accounts
2021	$3.5	$(1.5)	$(0.6)	$1.4
2020	1.8	1.7	—	3.5
2019	1.7	1.7	(1.6)	1.8
Deferred Tax Valuation Allowance
2021	$12.2	$0.4	$—	$12.6
2020	7.6	4.6	—	12.2
2019	6.9	0.7	—	7.6

Schedule III. Real Estate Properties and Accumulated Depreciation

CyrusOne Inc.	As of December 31, 2021
(dollars in millions)	Initial Costs			Cost Capitalized Subsequent to Acquisition			Gross Carrying Amount
Description	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Accumulated Depreciation	Acquisition
Amsterdam I	$9.0	$—	$—	$0.5	$12.3	$38.4	$9.5	$12.3	$38.4	$6.2	2020
Austin II	2.0	—	—	—	23.5	14.8	2.0	23.5	14.8	24.6	2011
Austin III	3.3	—	—	—	12.7	72.8	3.3	12.7	72.8	29.0	2015
Chicago - Aurora I	2.4	26.0	97.3	—	6.4	41.1	2.4	32.4	138.4	88.7	2016
Chicago - Aurora II	2.6	—	—	—	23.4	74.7	2.6	23.4	74.7	30.1	2016
Chicago - Aurora Tower	—	—	—	—	6.4	1.3	—	6.4	1.3	1.4	2018
Chicago - Lombard	0.7	3.2	—	—	1.6	8.4	0.7	4.8	8.4	9.6	2008
Cincinnati - 7th Street	0.9	42.2	—	—	72.0	38.7	0.9	114.2	38.7	112.8	1999
Cincinnati - Blue Ash*	—	2.6	—	—	(1.9)	0.2	—	0.7	0.2	0.8	2009
Cincinnati - Hamilton	—	9.5	—	—	34.2	8.2	—	43.7	8.2	42.7	2007
Cincinnati - Mason	—	—	—	—	20.3	2.0	—	20.3	2.0	17.5	2004
Cincinnati - North Cincinnati	0.9	12.3	—	—	65.5	25.9	0.9	77.8	25.9	59.9	2008
Council Bluffs I	1.4	—	—	—	24.0	30.3	1.4	24.0	30.3	4.1	2020
Dallas - Allen	6.5	—	—	—	16.2	41.4	6.5	16.2	41.4	12.4	2017
Dallas - Carrollton	16.1	—	—	—	67.2	361.6	16.1	67.2	361.6	198.0	2012
Dallas - Lewisville	—	46.2	2.2	—	12.0	40.3	—	58.2	42.5	81.5	2010
Dublin I	4.7	—	—	—	49.3	67.5	4.7	49.3	67.5	4.1	2021
Florence	2.2	7.7	—	—	36.2	11.1	2.2	43.9	11.1	41.3	2005
Frankfurt I	4.1	35.2	120.5	—	1.2	4.8	4.1	36.4	125.3	34.8	2018
Frankfurt II	7.0	—	54.1	—	138.5	47.0	7.0	138.5	101.1	42.3	2018
Frankfurt III	22.3	—	—	—	89.3	151.0	22.3	89.3	151.0	15.8	2020
Houston - Galleria	—	56.0	2.0	—	15.3	23.7	—	71.3	25.7	71.0	2010
Houston - Houston West I	1.4	21.4	0.1	—	63.7	55.0	1.4	85.1	55.1	105.8	2010
Houston - Houston West II	2.0	—	—	0.7	22.8	54.2	2.7	22.8	54.2	48.9	2013
Houston - Houston West III	7.1	—	—	0.1	18.2	33.1	7.2	18.2	33.1	20.5	2013
London - Great Bridgewater	—	28.5	—	—	(28.5)	1.7	—	—	1.7	1.3	2011
London I	—	34.2	37.4	—	16.8	19.4	—	51.0	56.8	20.6	2018
London II	—	26.9	79.3	—	25.1	40.7	—	52.0	120.0	51.0	2018
London III	—	—	—	—	16.8	58.7	—	16.8	58.7	6.1	2020
London IV	—	—	—	—	76.5	—	—	76.5	—	—	2021
London V	—	—	—	—	52.8	—	—	52.8	—	—	2021
Northern Virginia - Sterling I	1.6	—	—	0.1	20.2	62.2	1.7	20.2	62.2	42.0	2013
Northern Virginia - Sterling II	3.4	—	—	—	28.8	111.8	3.4	28.8	111.8	52.9	2013
Northern Virginia - Sterling III	1.9	—	—	—	22.3	60.9	1.9	22.3	60.9	30.3	2017
Northern Virginia - Sterling IV	4.6	9.6	0.1	—	10.5	76.4	4.6	20.1	76.5	34.4	2016
Northern Virginia - Sterling V	14.5	—	—	—	93.9	329.2	14.5	93.9	329.2	123.1	2016
Northern Virginia - Sterling VI	9.7	—	—	—	68.9	220.2	9.7	68.9	220.2	62.0	2018
Northern Virginia - Sterling VII	5.9	—	—	—	—	0.1	5.9	—	0.1	—	2020
Northern Virginia - Sterling VIII	9.1	—	—	—	25.3	74.0	9.1	25.3	74.0	13.4	2018
Northern Virginia - Sterling IX	16.1	—	—	—	74.0	125.6	16.1	74.0	125.6	10.3	2020
Norwalk I*	—	18.3	25.3	—	(14.0)	(2.1)	—	4.3	23.2	7.2	2015
Paris I	—	—	—	—	1.8	55.1	—	1.8	55.1	2.4	2021
Phoenix - Chandler I	2.5	—	—	—	61.9	72.6	2.5	61.9	72.6	70.1	2011
Phoenix - Chandler II	2.1	—	—	—	16.2	39.8	2.1	16.2	39.8	31.9	2014
Phoenix - Chandler III	2.0	0.9	2.5	—	10.5	63.4	2.0	11.4	65.9	26.8	2016
Phoenix - Chandler IV	2.0	—	—	—	18.4	45.5	2.0	18.4	45.5	21.0	2017
Phoenix - Chandler V	1.8	—	—	—	23.6	120.5	1.8	23.6	120.5	26.4	2017
Phoenix - Chandler VI	2.3	—	—	0.1	25.1	102.9	2.4	25.1	102.9	40.6	2016
Phoenix - Chandler VII	4.2	—	—	—	20.3	70.2	4.2	20.3	70.2	2.2	2016
Raleigh-Durham I	2.1	73.5	71.3	—	10.8	31.0	2.1	84.3	102.3	62.8	2017
San Antonio I	4.6	3.0	—	—	28.7	38.8	4.6	31.7	38.8	44.6	2011
San Antonio II	2.3	—	—	0.3	30.3	61.4	2.6	30.3	61.4	37.2	2013

(dollars in millions)	Initial Costs			Cost Capitalized Subsequent to Acquisition			Gross Carrying Amount
Description	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Accumulated Depreciation	Acquisition
San Antonio III	$2.3	$—	$—	$—	$40.2	$100.1	$2.3	$40.2	$100.1	$50.2	2017
San Antonio IV	2.1	—	—	—	60.6	51.3	2.1	60.6	51.3	29.5	2017
San Antonio V	2.9	—	—	—	47.9	106.4	2.9	47.9	106.4	13.1	2020
Santa Clara II	—	2.7	—	—	—	0.2	—	2.7	0.2	2.7	2019
Somerset I	12.1	124.6	83.3	—	32.7	78.0	12.1	157.3	161.3	85.3	2017
Stamford - Omega*	—	3.2	0.6	—	(3.2)	(0.6)	—	—	—	—	2015
Stamford - Riverbend*	—	4.3	13.2	—	(3.4)	(4.2)	—	0.9	9.0	8.8	2015
Totowa - Commerce	—	4.1	0.8	—	(3.5)	1.0	—	0.6	1.8	1.7	2015
Totowa - Madison	—	28.3	45.6	—	(22.2)	15.6	—	6.1	61.2	46.3	2015
Wappingers Falls I	—	9.9	13.3	—	(6.7)	16.1	—	3.2	29.4	22.1	2015
	$208.7	$634.3	$648.9	$1.8	$1,709.7	$3,491.4	$210.5	$2,344.0	$4,140.3	$2,184.1

Land held for future development	$301.3	$—	$—	$—	$—	$—	$301.3	$—	$—	$—

The aggregate cost of the total properties for federal income tax purposes was $8,740.2 million at December 31, 2021. In addition, Construction in progress was $765.9 million as we continue to build data center facilities.

* Reductions in Cost Capitalized Subsequent to Acquisition due to impairment losses recorded for the respective facility.

Historical Cost and Accumulated Depreciation and Amortization
The following table reconciles the historical cost and accumulated depreciation for the years ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,
(amounts in millions)	2021	2020	2019
Property
Balance—beginning of period	$7,033.4	$6,089.5	$5,347.5
Disposals	(25.5)	(6.7)	(15.8)
Impairments	(0.5)	(10.8)	(0.7)
Impact of adoption of ASU 2016-02	—	—	(97.8)
Additions (acquisitions and improvements)	844.2	866.0	850.6
Foreign exchange (loss) gain	(89.6)	95.4	5.7
Balance, end of period(1)	$7,762.0	$7,033.4	$6,089.5
Accumulated Depreciation
Balance—beginning of period	$1,767.9	$1,379.2	$1,054.5
Disposals	(19.4)	(5.9)	(14.0)
Impact of adoption of ASU 2016-02	—	—	(19.3)
Additions (depreciation and amortization expense)	443.1	401.0	357.0
Foreign exchange (loss) gain	(7.5)	(6.4)	1.0
Balance, end of period	$2,184.1	$1,767.9	$1,379.2

(1) - Includes construction-in-progress of $765.9 million, $982.2 million and $946.3 million for the years ended December 31, 2021, 2020 and 2019, respectively that is not included in amounts reflected above in Schedule III.

EXHIBIT INDEX

Exhibit #	Exhibit Description

2.1
Share Purchase Agreement, dated as of October 18, 2017, between Cheetah Asia Holdings LLC, CyrusOne LLC and GDS Holdings Limited (Incorporated by reference to Exhibit 2.1 of Form 8-K, filed by the Registrant on October 24, 2017 (Registration No. 001-35789)).

2.2^
Agreement and Plan of Merger, dated November 14, 2021, among CyrusOne Inc., Cavalry Parent L.P. and Cavalry Merger Sub LLC (Incorporated by reference to Exhibit 2.1 of Form 8-K, filed by the Registrant on November 15, 2021 (Registration No. 001-35789)).

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

4.4
Indenture, dated as of May 26, 2021, by and among CyrusOne Europe Finance DAC, as issuer, Wells Fargo Bank, N.A., as trustee, CyrusOne LP and CyrusOne Inc., as guarantors, Deutsche Bank Trust Company Americas, as authenticating agent and security registrar, and Deutsche Bank AG, London Branch, as paying agent and transfer agent, relating to the 1.125% Senior Notes due 2028 (Incorporated by reference to Exhibit 4.1 of Form 8-K, filed by CyrusOne Inc. on May 26, 2021 (Registration No. 001-35789)).

4.5
Form of Certificate for Common Stock of CyrusOne Inc. (Incorporated by reference to Exhibit 4.1 of Amendment No. 5 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on December 13, 2012 (Registration No. 333-183132)).

4.6	Description of Securities (Incorporated by reference to Exhibit 4.5 of Form 10-K, filed by the Registrant on February 19, 2021 (Registration No. 333-183132)).

10.1	Certificate of Limited Partnership of CyrusOne LP (Incorporated by reference to Exhibit 3.3 of Form S-4, filed by CyrusOne LP on October 28, 2015 (Registration No. 333-207647)).

10.2	Amended and Restated Limited Partnership Agreement of CyrusOne LP (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on May 4, 2016 (Registration No. 001-35789)).

10.3
First Amendment to the Amended and Restated Agreement of Limited Partnership of CyrusOne LP, dated as of February 18, 2019 (Incorporated by reference to Exhibit 10.3 of Form 10-K, filed by CyrusOne Inc. on February 22, 2019 (Registration No. 001-35789)).

10.4
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

10.39(a)†
Employment Agreement dated as of June 26, 2020 by and between Bruce W. Duncan and CyrusOne Management Services LLC (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on July 2, 2020 (Registration No. 001-35789)).

10.39(b)†
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

10.42†
Employment Agreement, dated as of August 15, 2021 by and between David H. Ferdman and CyrusOne Management Services LLC (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by CyrusOne Inc. on August 17, 2021 (Registration No. 001-35789)).

10.43†
Form of Performance-Based LTIP Unit Award Agreement under the provisions of the CyrusOne Restated 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of Form 10-Q, filed by CyrusOne Inc. on April 29, 2021 (Registration No. 001-35789)).

10.44†
Form of Time-Based LTIP Unit Award Agreement under the provisions of the CyrusOne Restated 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of Form 10-Q, filed by CyrusOne Inc. on April 29, 2021 (Registration No. 001-35789)).

10.45†
Form of Performance-Based Restricted Stock Award Agreement under the provisions of the CyrusOne Restated 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of Form 10-Q, filed by CyrusOne Inc. on April 29, 2021 (Registration No. 001-35789)).

10.46†
Form of Time-Based Restricted Stock Award Agreement under the provisions of the CyrusOne Restated 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of Form 10-Q, filed by CyrusOne Inc. on April 29, 2021 (Registration No. 001-35789)).

10.47
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

10.48
Form of Primary Sales Agreement, dated May 3, 2021, by and among CyrusOne Inc., CyrusOne GP, CyrusOne LP and each of Fifth Third Securities, Inc. and Stifel, Nicolaus & Company, Incorporated (Incorporated by reference to Exhibit 1.2 of Form 8-K, filed by CyrusOne Inc. on May 4, 2021 (Registration No. 001-35789)).

10.49†
Form of Time-Based LTIP Unit Award Agreement for Non-Employee Directors under the provisions of the CyrusOne Restated 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of Form 10-Q, filed by CyrusOne Inc. on July 29, 2021 (Registration No. 001-35789)).

21.1+	Subsidiaries of the Registrant

22+	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.

23.1+	Consent of Deloitte & Touche LLP

31.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)*	XBRL Taxonomy Extension Schema Document.

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document.

(104)*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

+	Filed herewith.
++	Furnished herewith.
*	Submitted electronically with this report.
†	This exhibit is a management contract or compensation plan or arrangement.
^	Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits have been omitted. The registrant hereby agrees to furnish a copy of any omitted exhibit to the SEC upon request by the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 16th day of February, 2022, and this report has been signed below on such date by the following persons on behalf of the registrant and in the capacities indicated.

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

Signature	Title	Date

/s/ David H. Ferdman	Interim President, Chief Executive	February 16, 2022
David H. Ferdman	Officer and Director

/s/ Lynn Wentworth	Chair of the Board of Directors	February 16, 2022
Lynn Wentworth

/s/ John W. Gamble Jr.	Director	February 16, 2022
John W. Gamble Jr.

/s/ T. Tod Nielsen	Director	February 16, 2022
T. Tod Nielsen

/s/ Denise Olsen	Director	February 16, 2022
Denise Olsen

/s/ Alex Shumate	Director	February 16, 2022
Alex Shumate

/s/ William E. Sullivan	Director	February 16, 2022
William E. Sullivan