Form 10-K/A
period 2021-12-31
CyrusOne Inc.
filed 2022-03-23
CIK 1553023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 131,149,400 shares of Common Stock outstanding as of March 22, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name: Deloitte & Touche LLP	Auditor Location: Dallas, Texas	Auditor Firm ID: 34

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2022 (the “Original Filing”). We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K to include the information required by Part III of Form 10-K that we did not include in the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of shareholders within 120 days of the end of our fiscal year ended December 31, 2021. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

As previously announced, on November 14, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Calvary Parent L.P., a Delaware limited partnership (“Parent”), and Cavalry Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. The Company’s stockholders approved the Merger on February 1, 2022.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment, together with other statements and information publicly disseminated by our company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	risks related to the proposed Merger, including but not limited to that the Merger may not be completed in a timely manner or at all and the failure to realize the anticipated benefits of the proposed Merger;

●	risks related to the disposition of substantially all of the assets exclusively related to four facilities in the Houston area, including but not limited to the failure to realize the anticipated benefits of the asset disposition and diverting management's attention from the Company's ongoing business operations;

●	the Merger diverting management’s attention from the Company’s ongoing business operations;

●	the potential widespread and highly uncertain impact of public health outbreaks, epidemics and pandemics, such as the COVID-19 pandemic;

●	loss of key customers;

●	indemnification and liability provisions as well as service level commitments in our contracts with customers imposing significant costs on us in the event of losses;

●	economic downturn, natural disaster or oversupply of data centers in, or the effects of sanctions implemented or any supply chain disruptions as a result of the Russian invasion of Ukraine on, the limited geographic areas that we serve;

●	risks related to the development of our properties including, without limitation, obtaining applicable permits, power and connectivity, and our ability to successfully lease those properties;

●	weakening in the fundamentals for data center real estate, including but not limited to increased competition, falling market rents, decreases in or slowed growth of global data, e-commerce and demand for outsourcing of data storage and cloud-based applications;

●	loss of access to key third-party service providers and suppliers;

●	risks of loss of power or cooling which may interrupt our services to our customers;

●	inability to identify and complete acquisitions and operate acquired properties;

●	our failure to obtain necessary outside financing on favorable terms, or at all;

●	restrictions in the instruments governing our indebtedness;

●	risks related to environmental, social and governance matters;

●	unknown or contingent liabilities related to our acquisitions;

●	significant competition in our industry;

●	recent turnover, or the further loss of, any of our key personnel;

●	risks associated with real estate assets and the industry;

●	failure to maintain our status as a real estate investment trust (“REIT”) or to comply with the highly technical and complex REIT provisions of the Internal Revenue Code of 1986, as amended (the “Code”);

●	REIT distribution requirements could adversely affect our ability to execute our business plan;

●	insufficient cash available for distribution to stockholders;

●	future offerings of debt may adversely affect the market price of our common stock;

●	increases in market interest rates will increase our borrowing costs and may drive potential investors to seek higher dividend yields and reduce demand for our common stock;

●	market price and volume of stock could be volatile;

●	risks related to regulatory changes impacting our customers and demand for colocation space in particular geographies;

●	our international activities, including those conducted as a result of land acquisitions and with respect to leased land and buildings, are subject to special risks different from those faced by us in the United States; in particular, our operations in Europe may be negatively affected by sanctions and supply chain disruptions as a result of the Russian invasion of Ukraine;

●	expanded and widened price increases in certain selective materials for data center development capital expenditures due to international trade negotiations;

●	failure to comply with anti-corruption laws and regulations;

●	legislative or other actions relating to taxes;

●	any significant security breach or cyber-attack on us or our key partners or customers;

●	the ongoing trade conflict between the United States and the People’s Republic of China;

●	increased operating costs and capital expenditures at our facilities, including those resulting from higher utilization by our customers, general market conditions and inflation, exceeding revenue growth; and

●	other factors affecting the real estate and technology industries generally.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A “Risk Factors” of the Original Filing. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We disclaim any obligation other than as required by law to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors or for new information, data or methods, future events or other changes.

CyrusOne Inc.

INDEX TO FORM 10-K/A

For the Year Ended December 31, 2021

PART III

ITEM	10. Directors, Executive Officers and Corporate Governance.	1
ITEM	11. Executive Compensation.	7
ITEM	12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	37
ITEM	13. Certain Relationships and Related Transactions, and Director Independence.	39
ITEM	14. Principal Accounting Fees and Services.	41

PART IV

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

The following table sets forth the names, ages, and positions of CyrusOne’s executive officers as of March 10, 2022:

Name	Position(s)	Age
David H. Ferdman	Interim President & CEO	54
Katherine Motlagh	Executive Vice President & Chief Financial Officer	48
John P. Hatem	Executive Vice President & Chief Operating Officer	47
Robert M. Jackson	Executive Vice President, General Counsel & Secretary	54

David H. Ferdman Interim President & CEO Education: • BS – University of Kansas	David H. Ferdman has served as Interim President & CEO since July 2021. Additional details regarding Mr. Ferdman’s background and experience can be found under the heading “Directors” on page 2.
Katherine Motlagh Executive Vice President & Chief Financial Officer Education: • BS/MS - Finance Academy in Moscow, Russia	Katherine Motlagh was appointed Executive Vice President & Chief Financial Officer in October 2020. Prior to joining the Company, Ms. Motlagh was Chief Financial Officer for the Europe, Africa and Latin America regions at American Tower Corporation, a global infrastructure REIT which develops, owns, and operates multitenant communications real estate, where she was responsible for providing strategic leadership and oversight of finance activities, periodic financial planning, reporting and analysis and management of operational finance and accounting functions, tax planning and internal controls and compliance for international businesses in 18 countries. Before joining American Tower Corporation in 2015, Ms. Motlagh served as Customer Unit CFO at Ericsson, Inc. and as Divisional CFO/Senior Business Controller at Nokia, Inc. Ms. Motlagh has also held a variety of finance and accounting leadership roles at Nextel Communications, Inc., AmerisourceBergen Corporation and Coopers & Lybrand, L.L.P. (now PricewaterhouseCoopers, LLP). Ms. Motlagh is both a licensed Certified Public Accountant and a Certified Management Accountant.
John P. Hatem Executive Vice President & Chief Operating Officer Education: • Texas Tech University	John P. Hatem was appointed Executive Vice President & Chief Operating Officer in October 2020. Mr. Hatem previously served as the Company’s Executive Vice President of Design, Construction and Operations, a position he held from December 2015 to April 2019. Mr. Hatem joined the Company in 2011 to oversee data center design and construction, holding positions of increasing responsibility through his promotion in December 2015. From August 2019 through July 2020, Mr. Hatem served as an independent data center consultant and served as President of Development for Commonwealth Development Services LLC in August 2020 and as an advisor for viaPhoton from August 2020 to October 2020. Mr. Hatem started his career as a network operations engineer and he has worked with some of the largest financial companies in the world, including JPMorgan Chase & Co. (formerly Bear Stearns & Co. Inc. (“Bear Stearns”)), Deutsche Bank, and Morgan Stanley. As a managing director at Bear Stearns, he was responsible for the strategic design, planning and control of vital data centers worldwide. Prior to joining the Company in 2011, he served as the director of design and construction for ConceptCSI Global Data Center Solutions.
Robert M. Jackson Executive Vice President, General Counsel & Secretary Education: • BS - Indiana University • JD - University of Missouri-Kansas City • LLM -University of Florida	Robert M. Jackson has served as our Executive Vice President, General Counsel & Secretary since August 2015. Prior to joining CyrusOne, Mr. Jackson served as Executive Vice President & Chief Administrative Officer of Storage Post, a privately held owner and operator of self-storage facilities, from April 2014 to July 2015, where he was responsible for legal, accounting, human resources and risk management. Prior to that, from December 2004 to September 2012, Mr. Jackson was Senior Vice President, General Counsel & Corporate Secretary of Cousins Properties Incorporated, a NYSE-listed REIT, where he was responsible for legal, human resources, information technology and risk management. Mr. Jackson was previously a partner at Troutman Sanders LLP (now named Troutman Pepper LLP), an international law firm headquartered in Atlanta, Georgia.

Pursuant to our Amended and Restated Bylaws (the “Bylaws”), each officer serves until his or her successor is elected and qualifies or until his or her death, resignation or removal.

Directors

Each member of CyrusOne’s Board of Directors (the “Board”) is elected each year at the Company’s annual meeting of stockholders. The Board currently consists of seven directors.

			Director	Independent	Board Committees
Name	Age	Occupation	Since		A	C	N	E
David H. Ferdman	54	Interim President & CEO, CyrusOne; Chief Executive Officer of Cybraics, Inc.	2013	No					•

Lynn A. Wentworth*	63	Former Senior Vice President, Chief Financial Officer & Treasurer, BlueLinx Holdings Inc.	2014	Yes					(C)
Alex Shumate**	71	Senior Partner – Ohio Strategic Relationship Partner, Squire Patton Boggs (US) LLP	2013	Yes		•	•		•

John W. Gamble, Jr.	59	Corporate Vice President & Chief Financial Officer, Equifax Inc.	2014	Yes	(C)

T. Tod Nielsen	56	Chief Executive Officer, Talkwalker	2013	Yes		(C)	•

Denise Olsen	56	Senior Managing Director, GEM Realty Capital	2021	Yes	•	•

William E. Sullivan	67	Former Chief Financial Officer & Treasurer, Purdue University	2013	Yes	•		(C)

* Chair of the Board ** Lead Independent Director		A = Audit C = Compensation N = Nominating/Governance	E = Executive (C) Denotes committee chair

Biographical information about the directors and the experience, qualifications, attributes, and skills considered by our Nominating and Corporate Governance Committee and the Board in determining that the directors should serve as a director appears below.

David H. Ferdman Interim President & CEO Board Committee: • Executive

Mr. Ferdman has served as Interim President & CEO since July 2021. He is also a Managing Partner of DTB Capital Partners, a Texas based private investment firm managing a portfolio of private investments, and has served as the CEO of Cybraics, an advanced detection cyber security company, since December 2020. Mr. Ferdman was a co-founder of CyrusOne and served as President & Chief Executive Officer from 2000 until June 2010. Mr. Ferdman served as the President until August 2011 and served as the Chief Strategy Officer until January 2013. Upon consummation of our initial public offering, Mr. Ferdman resigned from his employment with the Company. Prior to founding CyrusOne, Mr. Ferdman was the Chief Operating Officer and co-founder of UWI Association Programs (d/b/a Eclipse Telecommunications), a facilities-based telecommunications service provider. As Chief Operating Officer of UWI, Mr. Ferdman was instrumental in the company's rapid growth, which culminated in its acquisition by IXC Communications (now part of Level 3 Communications Inc.) in 1998. Mr. Ferdman is also a director of Circuit of the Americas, Filmwerks International, and Cybraics, Inc.

Qualifications

Mr. Ferdman brings to our Board of Directors a comprehensive understanding of our business coupled with extensive experience in the data center industry.

Lynn A. Wentworth Chair of the Board Board Committee: • Executive (Chair)

Ms. Wentworth served as Senior Vice President, Chief Financial Officer & Treasurer of BlueLinx Holdings Inc. (a building products distributor) from 2007 until her retirement in 2008. Prior to joining BlueLinx, Ms. Wentworth served as Vice President and Chief Financial Officer for BellSouth Corporation’s Communications Group and held various other positions at BellSouth from 1985 to 2007. Ms. Wentworth began her career at Coopers & Lybrand, where she served in both the audit and tax divisions. Ms. Wentworth is a certified public accountant licensed in the state of Georgia. Ms. Wentworth was a director of Cincinnati Bell Inc. from 2008 until its acquisition by Macquarie Asset Management in September 2021, and had served as chair of the board since May 2019. Ms. Wentworth is a director of Benchmark Electronics, Inc. and a director and chair of the audit committee of Graphic Packaging Holding Company.

Qualifications

Ms. Wentworth brings to our Board of Directors extensive knowledge regarding complex financial, accounting and corporate governance matters affecting large corporations.

Alex Shumate Lead Independent Director Board Committees: • Compensation • Executive • Nominating and Corporate Governance

Mr. Shumate is a Senior Partner - Ohio Strategic Relationship Partner of Squire Patton Boggs (US) LLP, an international law firm, where he served as Managing Partner, North America, from 2009 until 2021. He joined Squire Patton Boggs in 1988 and he served as the Managing Partner of its Columbus, Ohio office from 1991 to 2021. He is a former member of the Board of Trustees of The Ohio State University, having served three terms; and he twice served as Chair of the Board, most recently from 2015 to 2020. Mr. Shumate is the lead independent director of The J.M. Smucker Company and chair of the board’s Nominating, Governance and Corporate Responsibility Committee. He previously served as a director of the Wm. Wrigley Jr. Company from 1998 until its acquisition in 2008, of Nationwide Financial Services from 2002 until its acquisition in 2009, and of Cincinnati Bell Inc. from 2005 to January 2013. Prior to joining Squire Patton Boggs, Mr. Shumate served as chief counsel and deputy chief of staff to the Governor of the State of Ohio and as assistant attorney general, State of Ohio.

Qualifications

Mr. Shumate brings to our Board of Directors demonstrated managerial ability and a thorough understanding of the principles of good corporate governance.

John W. Gamble, Jr. Board Committee: • Audit (Chair)

Mr. Gamble is Corporate Vice President & Chief Financial Officer of Equifax Inc., a global data, analytics and technology company, where he is responsible for corporate finance, accounting, treasury, tax, internal audit, investor relations, global real estate and global procurement. From September 2005 to May 2014, Mr. Gamble was Executive Vice President & Chief Financial Officer for Lexmark International, Inc. In addition to corporate finance functions, he was responsible for Lexmark’s investor relations, information technology, strategy and development, and internal audit and security functions. Prior to joining Lexmark, Mr. Gamble was executive vice president and chief financial officer of Agere Systems, Inc. Mr. Gamble also served in finance leadership roles with AlliedSignal, Inc., and then Honeywell International, Inc., following the merger of the two entities. Earlier, Mr. Gamble served in a variety of finance capacities with General Motors. Mr. Gamble began his career as an electrical engineer with Bethlehem Steel Corporation.

Qualifications

Mr. Gamble brings to our Board of Directors extensive knowledge regarding financial management and the information technology market.

T. Tod Nielsen Board Committees: • Compensation (Chair) • Nominating and Corporate Governance

Mr. Nielsen is the Chief Executive Officer of Talkwalker, a consumer intelligence platform. From January 2017 to December 2020, Mr. Nielsen served as the President & Chief Executive Officer and a member of the board of directors of FinancialForce, a private cloud ERP vendor. Mr. Nielsen served as Chief Executive Officer of Heroku, a cloud application development company that was acquired by Salesforce in 2011, and as Executive Vice President of Platform at Salesforce from June 2013 to June 2016. Prior to that, Mr. Nielsen was Co-President, Applications Platform Group at VMware, Inc. Mr. Nielsen served as VMware’s Chief Operating Officer from January 2009 to January 2013. Prior to that, he served as President and Chief Executive Officer of Borland Software Corporation from November 2005 to December 2008. From June 2005 to November 2005, Mr. Nielsen served as Senior Vice President, Marketing and Global Sales Support for Oracle Corporation, an enterprise software company. From August 2001 to August 2004, Mr. Nielsen served in various positions at BEA Systems, Inc., a provider of application infrastructure software, including Chief Marketing Officer and Executive Vice President, Engineering. Mr. Nielsen also spent 12 years with Microsoft Corporation in various roles, including General Manager of Database and Developer Tools, Vice President of Developer Tools, and at the time of his departure, Vice President of Microsoft’s platform group. Mr. Nielsen is a current director of Tech Data, and former director of BTI Systems, MyEdu Corp., Fortify Software and Club Holdings, LLC.

Qualifications

Mr. Nielsen brings to our Board of Directors a strong technical background in software development, coupled with extensive management experience and knowledge of the information technology market.

Denise Olsen Board Committees: • Audit • Compensation

Ms. Olsen is senior managing director and a member of the investment committee of GEM Realty Capital, an integrated real estate investment firm that invests in private market assets and publicly traded securities, where she has served since 1996. Ms. Olsen oversees business development for GEM Realty Capital and is also responsible for investor relations, reporting and communications for the firm. Prior to joining GEM Realty Capital, Ms. Olsen was Vice President at EVEREN Securities, serving in its Real Estate Corporate Finance Group. Earlier in her career, Ms. Olsen served in various capacities at JMB Realty Corporation, including Senior Portfolio Manager of corporate mixed-use developments and as a member of the acquisitions group. Ms. Olsen is a director, chair of the compensation committee and member of the audit committee of First Industrial Realty Trust, Inc., a REIT that engages in the ownership, management, acquisition, sale, development and redevelopment of industrial real estate properties. Ms. Olsen is a member of the Executive Committee of The Samuel Zell and Robert Lurie Real Estate Center at the Wharton School at the University of Pennsylvania and serves on the Investment Advisory Committee of The Harry and Jeanette Weinberg Foundation.

Qualifications

Ms. Olsen’s significant experience in real estate investment and operations, coupled with her financial expertise, is a valuable asset to the Board of Directors.

William E. Sullivan Board Committees: • Nominating and Corporate Governance (Chair) • Audit

Mr. Sullivan served as the Chief Financial Officer & Treasurer for Purdue University in Indiana from June 2014 until his retirement at the end of 2019. Mr. Sullivan served as the Chief Financial Officer of Prologis Inc., a REIT operating as an owner, manager and developer of distribution facilities, from March 2007 to May 2012. Prior to joining Prologis, Mr. Sullivan was the founder and President of Greenwood Advisors, Inc., a private financial consulting and advisory firm, from 2005 to 2007. Prior to that, Mr. Sullivan served as the Chair (2001 to 2007) & Chief Executive Officer (2001 to 2005) of SiteStuff, Inc., a procurement solutions company specializing in real estate property and facility management. Mr. Sullivan worked for Jones Lang LaSalle Incorporated, and its predecessor, LaSalle Partners, in a variety of positions from 1984 to 2001, including as Chief Financial Officer from 1997 to 2001 and as a member of the Board of Directors from 1997 to 1999. Prior to joining Jones Lang LaSalle, Mr. Sullivan was a member of the Communications Lending Group of the First National Bank of Chicago and also served as a member of the tax division of Ernst & Ernst LLP, a predecessor to Ernst & Young LLP. Mr. Sullivan has also served as a director and audit committee chair of Jones Lang LaSalle Income Property Trust, Inc. since September 2012 and served as a director of Club Corp. from August 2013 until September 2017.

Qualifications

Mr. Sullivan brings to our Board of Directors a comprehensive understanding of the commercial real estate industry coupled with extensive REIT management experience.

Audit Committee

The Audit Committee helps ensure the integrity of our accounting and financial reporting processes and our financial statements, the qualifications and independence of our independent auditor, the performance of our internal audit function and independent auditors, as well as our compliance with legal and regulatory requirements and our overall risk profile. The Audit Committee selects, approves compensation of, assists and meets with the independent auditor, oversees each annual audit and quarterly review, discusses with management disclosures relating to our internal controls over financial reporting and prepares the report that federal securities laws require be included in our annual proxy statement.

The current members of the Audit Committee are Mr. Gamble (chair), Ms. Olsen and Mr. Sullivan. The Board has determined that each of Mr. Gamble, Ms. Olsen and Mr. Sullivan are audit committee financial experts.

Committee Independence

Under our corporate governance guidelines, the composition of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee must comply with applicable SEC rules and Nasdaq listing standards. Our corporate governance guidelines define “independent director” by reference to applicable rules and regulations of the SEC and listing standards of Nasdaq, which generally deem a director to be independent if the director has no relationship that may interfere with the exercise of independent judgment in carrying out such director’s responsibilities, and which further impose heightened requirements of independence for members of the Audit and Compensation Committees.

Each of our committees, other than the Executive Committee, consists entirely of independent directors, and each of the members of the Audit Committee and the Compensation Committee meets applicable heightened requirements for service on such committees.

Corporate Governance Materials Available on Website

We have adopted corporate governance guidelines and a code of business conduct and ethics that applies to all of our executive officers and employees and to each member of the Board of Directors. We anticipate that any amendments or waivers of our code of business conduct and ethics will be posted on our website. The following documents are available on our website at www.cyrusone.com in the “Corporate Governance” area of the “Investors” tab:

• Corporate Governance Guidelines	• Compensation Committee Charter

• Code of Business Conduct and Ethics	• Nominating and Corporate Governance Committee Charter

• Audit Committee Charter

Copies of the documents listed above are also available in print to any stockholder who requests them. Requests should be sent to CyrusOne Inc., 2850 N Harwood Street, Suite 2200, Dallas, Texas 75201, Attention: Corporate Secretary.

ITEM 11. Executive Compensation.

Compensation Discussion and Analysis

The Compensation Committee is responsible for the Company’s executive compensation philosophy and policies, as well as the annual executive compensation program that flows from them. This section of this Amendment contains a detailed explanation of the compensation arrangements for our named executive officers (“NEOs”) for 2021.

CyrusOne’s Named Executive Officers

Name	Position(s)
David H. Ferdman(1)	Interim President & Chief Executive Officer
Katherine Motlagh	Executive Vice President & Chief Financial Officer
John P. Hatem	Executive Vice President & Chief Operating Officer
Robert M. Jackson	Executive Vice President, General Counsel & Secretary
Bruce W. Duncan(1)	Former President & Chief Executive Officer

(1)	Mr. Ferdman was appointed Interim President and Chief Executive Officer, effective July 24, 2021, in connection with the Board’s decision to separate with Mr. Duncan with respect to his role as President and Chief Executive Officer.

Compensation Discussion and Analysis Table of Contents

Executive Summary

Our long-term success depends on our ability to attract, motivate, focus and retain highly talented individuals who are committed to our vision and strategy. A key objective of our executive compensation program is to create an ownership culture that aligns pay to performance and overall stockholder value creation. We believe that the amount of compensation for each of our NEOs reflects their extensive management experience and continued high performance and incentivizes exceptional service to CyrusOne. We also believe that our compensation strategies have been effective in attracting executive talent and promoting performance and the creation of stockholder value.

Stockholder Engagement

Last year, our Say-on-Pay proposal received the support of 91.9% of votes cast. While we were encouraged by the significant level of support, we have continued our robust stockholder outreach efforts to solicit feedback on our compensation program and structure, as well as other matters, including those relating to environmental, social and corporate governance.

Informed by feedback from our stockholders, we made several significant changes to our compensation program in recent years, including the following:

COMPONENT		MODIFICATIONS

Annual Incentive Bonus	•	Replaced NFFO metric with NFFO per share (30% weighting)
	•	Added sustainability metric (10% weighting)
	•	Added customer sales bookings metric (10% weighting), which we believe to be a key indicator of the underlying strength of our business
	•	Retained revenue and individual performance metrics (30% and 20% weighting, respectively)

LTI Awards	•	Eliminated the interim annual accelerated vesting feature from our performance-based awards, so that the awards cliff-vest at the end of the three-year performance period
	•	Added a second TSR metric to our performance-based awards, which measures our TSR performance against a real estate technology peer group
	•	Increased portion of 2021 awards that are subject to performance-vesting conditions to 70% of total grant value, applicable to all NEOs at the time of grant
	•	Added performance- and time-based LTIP units as alternatives to PRSUs and RSUs, respectively; LTIP units are profits interests with respect to our operating partnership, which remain subject to the same performance- and time-based vesting conditions of stock awards and which only provide value to our NEOs if the value of our business increases

Our sustainability metric in particular is intended to supplement, and drive progress towards, our sustainability initiatives and projects, which have themselves been an important area of interest for our stockholders. Achievement against this metric was measured based on, among other things, our progress against our goals of having zero carbon footprint by 2040 and furthering our “net positive water” initiative, by reducing our water usage in high stress regions and establishing low water use model facilities and related policies.

Alignment of Pay with Performance

Our executive compensation program provides significant alignment between pay and performance by linking a meaningful portion of our NEOs’ compensation to the achievement of pre-established financial and strategic goals under our annual incentive bonus program and the Company’s relative TSR under our long-term incentive grants. Variable pay, consisting of annual cash bonuses and LTI equity awards, constitutes the vast majority of our executive compensation.

CEO Total Target Direct Compensation

Set forth below is a summary of the total target direct compensation for David H. Ferdman, who was named Interim President & CEO in July 2021, excluding Mr. Ferdman’s deal retention bonus, which had a grant value of $4 million and was granted in connection with the Merger.

CEO Annual Cash			CEO Equity		CEO Annual Total
			Time-Based		Total Target Direct
Salary	Target Bonus		LTI Award		Compensation
$850,000	$1,000,000	*	$2,400,000	**	$4,250,000

*	Mr. Ferdman’s target bonus amount is in respect of a six-month period, beginning on July 29, 2021, the date he was named Interim President & CEO, and ending on January 29, 2022.

**	Mr. Ferdman’s LTI award was valued, and the number of shares of restricted stock subject to the award determined, based on our closing stock price on July 29, 2021 ($71.73), the date he was named Interim President & CEO. However, the award was granted on August 15, 2021, and therefore the grant date fair value differs from the value that the Board used for purposes of determining Mr. Ferdman’s total target direct compensation.

Total Target Direct Compensation—Other NEOs

	Annual Cash		Annual Equity		Annual Total
	Salary	Target Bonus	Performance- Based LTI Target Award	Time-Based LTI Award	Total Target Direct Compensation
Ms. Motlagh*	$500,000	$500,000	$700,000	$300,000	$2,000,000
Mr. Hatem*	$450,000	$450,000	$770,000	$330,000	$2,000,000
Mr. Jackson*	$395,000	$395,000	$630,000	$270,000	$1,690,000

*	Excludes deal retention bonuses granted in connection with the Merger as these are not a component of our annual compensation program.

Compensation Objectives and Governance Highlights

Our fundamental objective is to be outstanding stewards of our stockholders’ capital by creating value on a consistent, long-term basis. Our compensation philosophy is to incentivize thoughtful capital allocation and value creation for our stockholders by attracting and retaining talented executives with competitive pay packages intended to cultivate an ownership culture, to align the compensation for our executive officers with sustainable, consistent, balanced growth and to achieve specific short- and long-term goals set by the Compensation Committee. We use a combination of compensation programs to incentivize our executive officers to achieve growth and value creation over the short- and long-term. We supplement our pay for performance program with a number of compensation polices intended to encourage an ownership culture, align the interests of management with those of our stockholders and discourage excessive risk taking. These include:

DESIGN PRINCIPLES
WHAT WE DO:		WHAT WE DON'T DO:
✔	We link pay to performance; we reward our NEOs based upon the value they create	✘	We do not target pay based on the market median, but rather use it as an initial reference point
✔	The vast majority of annual NEO pay is variable, based on performance	✘	We set performance goals with a view to discouraging unnecessary or excessive risk-taking, and our policies reinforce this view
✔	We set rigorous and measurable performance goals at the beginning of the performance period across our annual incentive and long-term incentive plans, placing significant emphasis on multi-year, total stockholder return performance	✘	Other than limited exceptions for new hires, we do not guarantee incentive compensation under our annual cash bonus or long-term incentive plan
✔	We employ metrics for annual and long-term incentives that do not overlap and support both short- and long-term strategies and stockholder interests	✘	We do not use positive discretion in determining Company performance for purposes of our annual cash bonus or long-term incentive plan payouts
✔	Beginning in 2021, we added a sustainability goal to our annual cash bonus plan, to ensure that our performance is achieved in a way that aligns with our values	✘	We do not include “single-trigger” change-in-control vesting provisions in equity award or severance agreements
✔	We compensate fairly and competitively, but not excessively	✘	We do not have uncapped bonus amounts under our incentive plans

GOVERNANCE PRACTICES
WHAT WE DO:		WHAT WE DON'T DO:
✔	We have robust stock ownership guidelines for our executive officers (6x base salary for our CEO and 1.5x base salary for our other executive officers) and directors (5x cash retainer)	✘	We do not provide NEOs with tax gross-ups on executive or severance benefits, including upon a change in control
✔	We maintain a clawback policy, whereby we can recoup incentive compensation in the event of certain financial restatements	✘	We do not re-price outstanding stock options, whether vested or unvested
✔	We prohibit pledging and hedging of our common stock	✘	We do not pay dividends on unvested performance awards; rather, such amounts are paid only if and to the extent that the applicable performance targets are in fact met (other than distributions equal to 1/10th of our dividend to allow for the payment of taxes in connection with our LTIP units)

✔	The Compensation Committee retains an independent compensation consultant	✘	We do not provide separate benefit plans for our NEOs; our NEOs participate in the same benefit plans available to salaried employees
✔	We perform an annual compensation risk assessment	✘	We do not provide pension benefits or supplemental retirement plans
✔	We engage with our stockholders on compensation and governance matters	✘	We do not provide excessive perquisites to our NEOs

How We Make Compensation Decisions

Role of the Compensation Committee

All compensation for the NEOs (including the CEO) is set by the Compensation Committee annually. The Compensation Committee also sets performance measures and targets and determines performance and payouts under our annual and long-term incentive plans. Individual base salaries, along with annual and long-term incentive targets, are determined by the Compensation Committee after taking into consideration a number of internal and external factors, including the external marketplace and peer group data, the executive’s position and responsibility, the demand for executive talent in the marketplace, the Company’s performance and the individual’s performance and future potential. The Compensation Committee also considers the CEO’s self-performance evaluation when setting the CEO’s compensation, and when setting each of the other NEOs’ compensation, the CEO’s recommendations based on his assessment of their individual performance.

Use of Judgment

The Compensation Committee believes that the application of its collective experiences and judgment is as important a resource to setting executive compensation as the use of data and formulae. While market data provides an important tool for analysis and decision-making, the Compensation Committee believes that over-reliance on data can give a false illusion of precision. Consequently, the Compensation Committee also gives consideration and emphasis to an individual’s personal contributions to the organization, as well as his or her skill set, qualifications and experience. The Compensation Committee also values and seeks to reward performance that develops talent within the Company, embraces the sense of urgency that we believe distinguishes the Company and demonstrates the qualities of imagination and drive that enables a Company executive to resolve long-term challenges and address important new issues. The Compensation Committee believes these and similar qualities and attributes are not easily correlated to typical compensation data, but also deserve consideration and weight in reaching compensation decisions.

Role of Compensation Consultant

Since 2017, the Compensation Committee has engaged FPL Associates, L.P. (“FPL”) to assist in the performance of its duties and to make recommendations to the Compensation Committee with respect to NEO and director compensation. FPL assisted the Compensation Committee in development of the peer group framework for 2021 and advised the Committee on the 2021 base salaries, target bonuses and long-term incentive (“LTI”) awards for our NEOs, including in connection with Mr. Ferdman’s appointment as Interim President & CEO. The Compensation Committee also worked with FPL to conduct a competitive market assessment of the compensation elements for each of our executive officers and the design of our annual incentive plan and long-term incentive awards, compared to our peer groups. FPL did not perform any other work for the Company in 2021.

In connection with the engagement of FPL, the Compensation Committee conducts an annual evaluation of the independence of FPL and its individual consultants, which includes reviewing information from FPL and the Company’s directors and executive officers addressing any potential conflicts of interest. For 2021, as with prior years, the Compensation Committee concluded that FPL and its individual consultants are independent and that their work did not raise any conflicts of interest.

Peer Groups and Use of Data

The Compensation Committee believes that data plays an important role in the design and implementation of optimal compensation programs and considers a number of types of internal and external data in making both individual and plan-level compensation decisions. In particular, the Compensation Committee uses peer groups to maintain an awareness of market data and pay practices, but does not target any element of compensation at a particular percentile or percentile range of the peer group data. The Compensation Committee uses the median (50th percentile) of the peer group data as the starting reference point and indicator of competitive market trends when assessing and determining pay for our executive officers. We believe this use of peer group data is consistent with how stockholders and proxy advisory firms use such data.

The Compensation Committee evaluates the members of our peer group and the use of peer data each year to ensure that they continue to be appropriate. In the second half of 2017, after soliciting and receiving feedback from our stockholders, the Compensation Committee, with the assistance of FPL, determined it was necessary and appropriate to revise our compensation peer groups to take into account our size and our complex business model as other REITs, both in the data center sector and in other sectors, are not always comparable to us because of differences in underlying business fundamentals and operations. Based on a review of market data, with the assistance of FPL, the Compensation Committee determined to use two peer groups for reference points in evaluating and determining compensation, an approach the Compensation Committee continued to use in 2021:

•	a size-based peer group, comprised of high growth REITs of similar size (generally 0.5x to 2x of our total capitalization) and asset focus (such as data center/industrial or specialty); and

•	a technology real estate peer group.

The table below identifies the companies in each of these peer groups:

SIZE-BASED REIT PEER GROUP
• Alexandria Real Estate Equities, Inc.	• Iron Mountain Incorporated
• American Campus Communities, Inc.	• JBG SMITH Properties
• Americold Realty Trust	• Medical Properties Trust, Inc.
• CoreSite Realty Corporation	• MGM Growth Properties LLC
• CubeSmart	• Regency Centers Corporation
• EPR Properties	• STORE Capital Corporation
• Healthcare Trust of America, Inc.	• Sun Communities, Inc.
• Invitation Homes Inc.

TECHNOLOGY REAL ESTATE PEER GROUP
• American Tower Corporation	• QTS Realty Trust, Inc.
• CoreSite Realty Corporation	• SBA Communications Corporation
• Crown Castle International Corp.	• Switch, Inc.
• Digital Realty Trust, Inc.	• Uniti Group Inc.
• Equinix, Inc.	• Zayo Group Holdings, Inc.

There were no changes to either peer group for 2021.

2021 Executive Compensation Components

	Component	Objective	Key features
Fixed Compensation	Base Salary	To provide salary levels sufficient to attract and retain high-performing executives.

•    Fixed cash salary that is both market-derived and market-driven.

•    Adjustments considered as appropriate based on performance, market data and other factors described below; we do not provide guaranteed salary increases.

Variable Compensation	Annual Incentive Bonus	To encourage executives to pursue annual goals that will benefit the Company and stockholders in both the short- and long-term.

•    70% of our annual cash bonus awards are tied to achievement of financial goals—for 2021, 30% was tied to revenue, 30% was tied to Normalized FFO per share and 10% was tied to sales bookings.

•    10% of our annual cash bonus awards are tied to sustainability goals.

•    20% of our annual cash bonus awards are tied to individual performance.

	Long-Term Incentive	To promote executive retention and the achievement of long-term stockholder value and to create an ownership culture that closely aligns the compensation of our executives with the returns realized by our stockholders.

•    70% of the target LTI award for our NEOs (other than for our interim CEO) consists of performance-based awards, which cliff vests following a three-year performance period, contingent upon achievement of relative TSR goals.

•    30% of the target LTI award for our NEOs (other than for our interim CEO) consists of time-based awards, which vest ratably over three years.

Base Salary

Policy and Process. Base salary, which under our compensation program is market-derived and market-driven, represents the fixed component of our executive officer compensation program, which is paid in cash. The main purpose of base salary compensation is to provide cash compensation levels sufficient to attract and retain high-performing executive officers. Because one of the primary objectives of our executive compensation program is to align our NEOs’ compensation with the interests of our long-term investors by awarding a significant portion of total compensation in the form of equity-based awards with multi-year performance periods, base salary is targeted to be approximately 10% to 25% of total target annual compensation opportunity for each of the NEOs.

The percentage of actual pay will vary from year to year based on each NEO’s performance, as well as the Company’s performance, within that year, and payouts under our incentive plans. On a regular basis, and otherwise as appropriate, the Compensation Committee reviews the base salary of each of the executives and considers adjustments to executive officer base salaries based primarily on the individual's performance, but also takes into account the base salary paid to similarly situated executives of the peer group companies and other factors, such as Company performance.

2021 Base Salaries. The table below summarizes the base salaries approved for each of our NEOs for 2021. Other than Mr. Ferdman, who did not earn a base salary in 2020, none of our NEOs received a base salary increase in 2021.

	2021 Base Salary ($)	2020 Base Salary ($)	2021 vs. 2020 Change (%)
Mr. Ferdman	850,000	—	—
Ms. Motlagh	500,000	500,000	—
Mr. Hatem	450,000	450,000	—
Mr. Jackson	395,000	395,000	—
Mr. Duncan	850,000	850,000	—

Annual Incentive Bonus Opportunity

Policy and Process. Our annual incentive bonuses are designed to encourage our executive officers to pursue annual goals that will inure to the benefit of our Company and stockholders in both the short-and long-term. Annual incentive bonus opportunities are intended to reward NEOs whose contributions improve the operational performance of our existing portfolio and the Company, enhance short-term strategic goals and generate new business opportunities and investments, all of which are intended to create stockholder value over the long-term. The Compensation Committee reviewed the bonus targets as a percentage of base salary in February 2021 as part of its annual compensation review and determined no adjustments were necessary for our NEOs serving at that time.

In the case of Mr. Ferdman, who became our Interim President & CEO halfway through 2021, the Compensation Committee determined that he should receive a bonus with a target value of $1 million for the six-month period during which he was initially expected to serve in this role. It was also determined that Mr. Ferdman’s actual bonus would be based on the same Company goals (i.e., financial and sustainability goals) as applied to the other executive officers, but that his individual performance goals would be measured through the end of his expected six-month term.

In the case of Mr. Duncan, he remained eligible to receive a prorated annual bonus pursuant to the terms of his separation agreement, as discussed in more detail below.

The table below depicts the annual incentive bonus opportunity for each NEO for 2021:

Name	Threshold (25% of Target) ($)	Target ($)	Maximum (200% of Target) ($)
Mr. Ferdman	250,000	1,000,000	2,000,000
Ms. Motlagh	125,000	500,000	1,000,000
Mr. Hatem	112,500	450,000	900,000
Mr. Jackson	98,750	395,000	790,000
Mr. Duncan(1)	183,391	733,562	1,467,124

(1)	Mr. Duncan remained eligible to receive a prorated annual bonus pursuant to the terms of his separation agreement, as discussed in more detail below.

Financial Goals (weighted 70%).

Revenue: The Compensation Committee considers revenue to be an important indicator of financial performance. It also is a metric typically evaluated by investors and analysts and is used by many of our peers to evaluate performance. The revenue target established for 2021 was approximately 8.7% higher than the actual revenue results for 2020 ($1,123.6M vs. $1,033.5M). Actual revenue for 2020 was $1,033.5 million.

Normalized FFO per Share: The Compensation Committee considers Normalized Funds From Operations (“Normalized FFO” or “NFFO”) to be an important indicator of the Company’s overall financial performance. It also is a metric typically used by investors and analysts, as well as many of our peers, to evaluate performance. For 2021, the Compensation Committee determined that the NFFO metric for the annual bonus program should be measured on a per share basis so that it was more directly aligned with the interests of our stockholders. The Normalized FFO per share target established for 2021 was set at the midpoint of our guidance of fiscal year 2021 ($3.95). Actual Normalized FFO per share for 2021 was $3.99. Normalized FFO per share is a non-GAAP financial measure calculated from the Company’s financial statements as set forth in Appendix A.

Customer Sales Bookings:  In 2021, the Compensation Committee added a new financial goal based on customer sales bookings, measured in terms of annualized revenue, which we consider to be a key indicator of the underlying strength of our business. It is also a metric that incentivizes a focus on long-term performance and building a foundation for future revenue. As a result of a very strong performance in 2021, actual achievement for this metric was 254.5% of target ($394.5M vs. $155.0M), which resulted in a capped payout of 200% for this metric.

In determining payouts, the following sliding scale is applied to the financial performance targets, with data between points interpolated on a straight-line basis.

Performance Percentage of Target	Payout Percentage
<80%	0%
80%	25%
90%	50%
100%	100%
115%	200%

Based on this, the Company’s performance relative to the financial goals resulted in a weighted payout of 141.0% of target on the financial component, which accounts for 70% of each NEO’s bonus.

Sustainability Goals (weighted 10%). For 2021, the Compensation Committee added sustainability metrics to the annual bonus program, with such metrics determining 10% of each NEO’s annual bonus. The metrics chosen were intended to supplement, and drive progress towards, our 2021 sustainability initiatives and projects, which have themselves been an important area of interest for our stockholders. Achievement was measured based on our progress against our goal of having zero carbon footprint by 2040, furthering our “net positive water” initiative and furthering our reputation as a leader in our industry on ESG matters in general, and sustainability in particular.

After evaluating our achievements against our goals for 2021, including significant improvements in our results in ESG surveys, the publication of our 2021 Sustainability Report, improving our facility designs with standard low flow water fixtures, implementing water efficiency upgrades to existing facilities and improving our carbon usage at existing facilities and implementing new facility designs that will reduce our carbon footprint, the Compensation Committee determined that the sustainability payout percentage should be set at 145.8%.

Individual Performance (weighted 20%). The remaining 20% of each NEO’s annual bonus is based on individual performance. For 2021, based on the achievements of the executive team in 2021, including entering into the Merger Agreement, which will provide significant value to stockholders’, the Compensation Committee determined to pay the individual component at 200% of target for all current executives. In the case of Mr. Duncan, the Compensation Committee determined to pay the individual component at the target level.

2021 Annual Incentive Bonus Payouts. As described below under “280G Mitigation Actions”, in order to mitigate certain potential adverse tax consequences to the NEOs’ and to the Company, the Compensation Committee determined that a portion of 2021 annual bonuses should be paid to the current NEOs in December 2021. The Compensation Committee, after considering the actual performance of the Company through November 2021 and estimated performance for December 2021, as well as the expected payouts on the sustainability and individual performance metrics, determined that it was reasonably expected that actual bonus payouts would be in excess of 120% of target. Therefore, the Compensation Committee approved payouts of 120% of 2021 annual target bonuses to the current NEOs in December 2021, subject to a clawback in favor of the Company, whereby the NEO would be required to reimburse the Company if it was subsequently determined that the amounts accelerated were not earned. The Compensation Committee then approved a true-up in early 2022 based on the actual payout of 153% of target for each current NEO.

The following table sets forth the award earned by each NEO under the 2021 annual incentive bonus plan (and, for reference, under the 2020 annual incentive bonus plan):

	2021		2020
Name	($)	% of Target	($)	% of Target
Mr. Ferdman	1,528,000	153%	—	—
Ms. Motlagh(1)	764,000	153%	400,000	—
Mr. Hatem(1)	687,600	153%	111,021	103.5%
Mr. Jackson	603,560	153%	450,000	112.4%
Mr. Duncan(2)	974,170	133%	634,190	103.5%

(1)	For 2020, as a result of joining the Company near the end of the annual bonus cycle, Ms. Motlagh received a fixed 2020 bonus amount of $400,000 and Mr. Hatem’s bonus was prorated for the number of days Mr. Hatem was employed with us.

(2)	The separation agreement with Mr. Duncan provided for a prorated 2021 bonus based on actual achievement. For 2020, per his employment agreement, Mr. Duncan’s 2020 bonus was prorated for the number of days Mr. Duncan was employed with us.

Long-Term Incentives

Policy and Purpose. The third component of NEO compensation is targeted toward providing rewards for long-term stockholder value creation. We believe that outstanding long-term performance is achieved through an executive compensation program that awards a significant portion of total compensation in the form of equity-based awards with multi-year performance periods, which encourages a focus on long-term stockholder value creation. Accordingly, at the target level, long-term incentive awards constitute the highest percentage each of our NEOs' annual target compensation.

Annual 2021 LTI Awards. The annual LTI awards granted to our NEOs in February 2021 consisted of a performance-based component (70%), which cliff vests based upon achievement of specified TSR goals described below over a three-year performance period (2021-2023), and a time-based component (30%), which vests ratably over three years. For the 2021 grants, the NEOs were permitted to elect to receive their LTI awards in the form of either restricted stock units (“RSUs”) or LTIP units, which are profits interests with respect to our operating partnership. All NEOs who received the February 2021 grant elected to receive LTIP units.

As with our 2020 LTI awards, the performance-based component of the 2021 LTI awards are subject to two TSR metrics, with 75% of the awards vesting based on the Company’s TSR performance compared to that of the MSCI US REIT Index and the remaining 25% of the awards vesting based on the Company’s TSR performance compared to that of our Real Estate Technology Peer Group (as set forth above). The Compensation Committee believes that the use of these two metrics provides an appropriate balance of incentives. The MSCI US REIT Index component rewards our executives for performance and returns to stockholders compared to other companies with whom we compete for investors and the Real Estate Technology Peer Group component rewards our executives for performance and returns to stockholders compared to our industry and other companies with whom we compete for customers and key talent. The Compensation Committee also believes that TSR is widely accepted by investors and results in a strong alignment between executive pay and performance.

The performance-based component also provides for an absolute TSR outperformance component if our TSR exceeds 30%, to reward our executives for exceptional performance against the market and our peer group and where strong absolute returns are provided to stockholders. Conversely, the awards provide that the payout will be reduced when our TSR is negative, even where we have outperformed our peers.

The chart below summarizes the vesting terms for our 2021 LTI awards:

In determining 2021 LTI award values, the Compensation Committee considered the market and peer data provided by FPL, individual and Company performance in 2020 and the value of the other components that make up each NEO’s target total direct compensation. In the case of Mr. Ferdman, in connection with his appointment as Interim President & CEO, and taking into consideration that such appointment was expected to last six months, the Compensation Committee granted Mr. Ferdman an award of time-vesting restricted shares, vesting five-sixths five months after such appointment and one-sixth six months after such appointment. Mr. Ferdman did not receive a 2021 annual LTI award, but Mr. Ferdman did receive the annual equity award granted to non-employee directors since, at the time of such grant, Mr. Ferdman was serving as a non-employee director. Details of such grant are described below under “Board Compensation for 2021”.

The grant date fair value of the annual LTI awards to our NEOs made in 2021, as determined in accordance with FASB ASC 718, was:

	Performance LTIP Units (at target) ($)(1)	Time-Based Restricted Stock or LTIP Units ($)
Mr. Ferdman(2)	—	2,525,820
Ms. Motlagh	957,657	278,468
Mr. Hatem	1,053,328	306,276
Mr. Jackson	861,796	250,596
Mr. Duncan(3)	4,668,174	1,357,307

(1)	Reflects FASB ASC 718 value. For the actual number of units granted, see “Executive Compensation Tables—2021 Grants of Plan-Based Awards Table”.

(2)	In connection with his appointment, Mr. Ferdman received a grant of time-vesting restricted stock. Mr. Ferdman did not receive a 2021 annual LTI award, but did receive the standard grant to non-employee directors, with a grant date value of $150,005, since Mr. Ferdman was serving as such at the time of grant (which is not reflected in the table above).

(3)	In connection with his separation on July 29, 2021, Mr. Duncan’s 2021 LTI awards were subject to pro-rata vesting based on his separation date, with his performance-based LTI awards remaining subject to the applicable performance conditions.

LTI Payout Determinations.

In January 2022, the Compensation Committee certified the performance results under outstanding performance awards granted in 2019, which consisted of performance-based RSUs (“PRSUs”), based upon the performance period ending December 31, 2021. Our performance awards granted prior to 2020 vest over a three-year period contingent upon TSR achievement relative to the MSCI US REIT Index for the applicable one-, two- and three-year performance period(s). Up to one-third of the total target award could be earned after each of the first year and first two years of the performance period, if actual performance over such periods met or exceeded the target performance for that period. Actual TSR for the 2019 awards for the three-year performance period ending December 31, 2021 was 22.0%, which exceeded the maximum performance threshold, resulting in achievement at 200%. Mr. Jackson was the only NEO who held 2019 PRSUs, and the actual shares that vested for Mr. Jackson as a result of 2021 performance were 15,252.

As described below under “280G Mitigation Actions”, in order to mitigate certain potential adverse tax consequences to the NEOs’ and to the Company, in December 2021, the Compensation Committee determined, after considering the actual performance of the Company, that it was reasonable to conclude that the 2019 PRSUs would vest at 200% of target. Therefore, the Compensation Committee approved vesting of Mr. Jackson’s 2019 PRSUs at 200% of target in December 2021, subject to a clawback in favor of the Company, whereby Mr. Jackson would be required to reimburse the Company if it was subsequently determined that any portion of the 2019 PRSUs would not have vested, including as a result of failure to meet the requisite level of performance.

2019 Awards Performance:

Performance Measure	Target	Maximum	Actual Cumulative Performance(1)	Payout%
TSR(2)	≥ Index	> 2.0% above Index	> 2.0% above Index	200%

(1)	2021 is the third year for this performance award, in which up to 200% of the total target award may be earned (less any portion previously earned). TSR payout was based on the three-year performance period of January 1, 2019 through December 31, 2021.

(2)	For purposes of the 2019 PRSUs, TSR is generally defined as (i) the trailing one-month average adjusted closing stock price at the end of the performance period minus the trailing one-month average adjusted closing stock price at the beginning of the performance period, divided by (ii) the trailing one-month average adjusted closing stock price at the beginning of the performance period.

2020 and 2021 LTI Performance Awards

As described above, performance-based awards granted in 2020 and 2021 cliff vest upon the third anniversary of the applicable grant date, subject to achievement of specified TSR goals over a three-year performance period. Since the Compensation Committee eliminated the annual vesting feature of these awards, the Compensation Committee did not certify the performance results for them as the performance goals are cumulative and only need to be certified at the end of the three-year performance period. For purposes of the 2020 and 2021 LTI awards, TSR is generally defined as (i) the trailing 60-day average closing stock price at the end of the performance period minus the trailing 60-day average closing stock price at the beginning of the performance period, divided by (ii) the trailing 60-day average closing stock price at the beginning of the performance period, with all stock prices adjusted for the reinvestment of dividends and stock splits.

The maximum number of shares that may be earned by the NEOs under the 2020 performance awards are disclosed in the Outstanding Equity Awards at 2021 Fiscal Year End table. The target and maximum number of shares that may be earned by the NEOs under the 2021 performance awards are disclosed in the Grants of Plan-Based Awards Table for 2021.

Other Elements of Compensation

Retirement and Other Benefits

Benefits are established based upon a determination of what is needed to aid in attracting and retaining a talented and motivated work force. The Compensation Committee does not view benefits and perquisites for our NEOs as a key component of our executive compensation program. Our NEOs participate in benefit plans on the same terms as our other participating employees, and their total value remains a negligible percentage of each executive officer’s total compensation package.

We do not provide perquisites or other personal benefits to our NEOs that are not available to all employees of the Company, other than offering an annual physical to certain of our executives and their spouses. We provide the following benefits to all employees of the Company: medical, dental, vision and disability insurance, parking at our corporate offices or public transportation credit, 401(k) employer match and group life insurance premiums. We do not maintain any defined benefit or supplemental retirement plans.

The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to our NEOs and may revise, amend or add to any such benefits and perquisites in the future as it deems advisable.

Severance Benefits

In order to achieve our compensation objective of attracting, retaining and motivating qualified executives, we believe that we need to provide the NEOs with severance protections provided in an employment agreement or severance agreement. Each NEO is entitled to certain severance benefits based on the nature of their termination. See “Employment Agreements and Severance Agreements” and “Executive Compensation Tables—Potential Payments Upon Termination of Employment or Change in Control” below for complete details of severance benefits payable to our NEOs who are current executive officers upon certain terminations of employment and those provided to Mr. Duncan.

Deal Retention Bonuses

The Compensation Committee recognized that the Merger would lead to unique retention and incentive challenges, including due to the significant amount of work associated with closing the Merger and the uncertainty associated with working at a company in the process of undertaking a fundamental change. Taking into consideration these factors, on December 29, 2021, the Compensation Committee approved a deal retention bonus program to provide targeted incentives to certain employees, including the current NEOs, to support the closing of the Merger, the continued focus on the delivery of strong operating results and the retention of key employees. Each of the current NEOs was granted a deal retention bonus in the following amounts: Mr. Ferdman - $4 million; Ms. Motlagh - $500,000; Mr. Hatem - $1 million; and Mr. Jackson - $1 million. On February 14, 2022, the Compensation Committee, taking into considering Ms. Motlagh’s work in connection with the financing related to the Merger, approved an increase to Ms. Motlagh’s deal retention bonus of $500,000, for an aggregate amount of $1 million. The deal retention bonuses will be payable 50% on closing the Merger and 50% 90 days following such closing.

Other Compensation-Related Policies

Stock Ownership Guidelines. The Company’s corporate governance guidelines specify that the CEO is expected to hold shares worth at least six times his or her annual base pay, and each other NEO is expected to hold shares worth at least one and a half times his or her annual base pay. All individuals who are subject to the guidelines has five years from the time he or she first becomes subject to the guidelines in order to meet the ownership requirement. As of December 31, 2021, each of our NEOs has met the minimum requirements for stock ownership or has not yet been subject to the guidelines for five years.

Hedging and Pledging. The Company has a written policy prohibiting the purchase or sale of puts, calls, options or other derivative securities based on the Company’s securities by directors, officers or employees, including Company securities granted to a director, officer or employee by the Company as part of the compensation of such individual or held directly or indirectly by the director, officer or employee. This prohibition also includes hedging or monetization transactions, such as exchange funds, equity swaps, collars and prepaid variable forward contracts, in which the stockholder continues to own the underlying Company security without all the risks or rewards of ownership. Directors and officers of the Company are also prohibited from pledging Company securities or from holding Company securities in a margin account, absent specific preapproval. This same prohibition applies to any employee as set out in the Company’s policy on insider trading, and any exceptions to this prohibition must be authorized in advance in accordance with the pre-clearance requirements of such policy. No such pre-approvals have been requested or provided.

Clawback. The Company has a written clawback policy, allowing it to recover incentive payments and equity award value realized by our NEOs in the preceding three years in the event of a material restatement of the Company’s financial statements, if the incentive payments or amount of equity awards received would have been lower if calculated based on the restated financials, and the executive engaged in actual fraud or willful unlawful misconduct that materially contributed to the need for the restatement. To the extent that the SEC adopts final rules for clawback policies that require changes to our policy, we will revise our policy accordingly.

Repricing Prohibition. The Company maintains prohibitions on the re-pricing of underwater stock options, and cash buyouts of underwater stock options.

Employment Agreements

The Company has entered into a written employment agreement with each of Messrs. Ferdman and Jackson, which govern their terms of employment and provide for pre-determined severance benefits in the event of certain terminations of employment. The Company has also entered into other letters with each of Ms. Motlagh and Mr. Hatem that set forth the compensation and benefits each will receive in connection with their employment, as well as written severance agreements that provide for pre-determined severance benefits in the event of certain terminations of employment. Employment agreements and severance agreements allow the Company the flexibility to make changes in key positions with or without cause, and minimize the potential for disagreements or litigation by establishing separation terms in advance, including arbitration provisions and the execution of appropriate releases, and perpetuation of important confidentiality and non-competition restrictions. The benefits specified in the employment agreements or severance agreements, including the severance and change in control payments, are important provisions designed to ensure the recruitment and retention of quality executive talent.

Information regarding the severance payable to our NEOs pursuant to their employment agreements, severance agreements and, in the case of Mr. Duncan, his separation agreement, including the treatment of outstanding equity awards, can be found in “Executive Compensation Tables—Potential Payments Upon Termination of Employment or Change in Control”.

280G Mitigation Actions

None of our NEOs is entitled to a gross-up or other make-whole payment in connection with any golden parachute excise taxes imposed due to Section 280G of the Code (the “280G Excise Tax”). Instead, in the event that the 280G Excise Tax would be applicable to an NEO, he or she will either receive all the payments and benefits subject to the 280G Excise Tax in full or such payments and benefits will be reduced to the greatest amount that does not trigger the 280G Excise Tax, whichever results in the greater after-tax amount for the NEO (a “280G best-net cutback”). Based on a preliminary analysis conducted after entering into the Merger Agreement, Messrs. Ferdman, Hatem and Jackson and Ms. Motlagh would each potentially trigger, absent any mitigating actions, the adverse tax consequences imposed by Section 280G of the Code in connection with the Merger, which consist of the 280G Excise Tax and the possibility that the Company may lose the benefit of a tax deduction with respect to the payments and benefits subject to the 280G Excise Tax. Therefore, to mitigate the expected impact of such adverse tax consequences, and to preserve the retentive value of the NEOs’ equity and other compensation, as well as the ability of the Company to potentially claim a tax deduction in respect of such payments, the following actions were approved by the Compensation Committee on December 20, 2021, in order to increase each NEO’s threshold for triggering Section 280G of the Code and its adverse tax consequences:

●	accelerating the payment of a portion of each NEO’s 2021 annual bonus equal to 120% of the target amount, based on the Compensation Committee’s review of performance to-date (and subject to a true-up in January 2022 based on actual performance);

●	accelerating the payment of certain time-vesting restricted stock and RSU awards for all NEOs other than Mr. Hatem (who does not hold any such awards), which were either scheduled to vest in approximately two months of such action or represent a small portion of future equity vestings; and

●	for Mr. Jackson only, accelerating the payment of 2019 PRSUs scheduled to vest in February 2022, based on the Compensation Committee’s review of performance to-date.

All the foregoing actions were made subject to a clawback in favor of the Company, whereby the NEO will be required to reimburse the Company if it is subsequently determined that the amounts accelerated would not have been earned (i.e., due to the failure to satisfy any service- or, if applicable, performance-based vesting criteria).

Compensation Committee Analysis of Risk

The Compensation Committee engaged FPL to perform an annual assessment to determine whether the Company's compensation practices, plans and policies encourage unnecessary risk taking or create risks that are reasonably likely to have a material adverse effect on the Company. These assessments reviewed the material elements of executive and non-executive employee compensation. Based on these assessments, the Compensation Committee concluded these policies and practices do not encourage unnecessary risk taking or create risk that is reasonably likely to have a material adverse effect on CyrusOne.

Compensation Committee Report

The Compensation Committee has the overall responsibility of evaluating the performance and determining the compensation of the Chief Executive Officer and approving the compensation structure for the Company's other NEOs. The Compensation Committee has reviewed the “Compensation Discussion and Analysis” required by Item 402(b) (the “CD&A”) and has been provided an opportunity to discuss the CD&A with management, both on an individual basis and as a full Committee. Based on its review of the CD&A and the various discussions between the Compensation Committee and management throughout 2021 and 2022 to-date regarding the subject matter described in the CD&A, the Compensation Committee determined that further discussions were not necessary, and the Compensation Committee recommended to the Board of Directors that the CD&A be included in this Amendment for filing with the SEC.

Compensation Committee:

T. Tod Nielsen (Chair) Denise Olsen Alex Shumate

Executive Compensation Tables

2021 Summary Compensation Table

The following table sets forth the compensation paid to or earned by the Company’s NEOs for the years indicated.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total($)
David H. Ferdman(7)	2021	487,308	—	2,675,825	—	1,528,000	17,671	4,708,804
President and Chief
Executive Officer
Katherine Motlagh(8)	2021	500,000	—	1,236,125	—	764,000	21,474	2,521,599
Executive Vice President	2020	78,846	400,000	1,250,047	—	—	13,300	1,742,193
and Chief Financial Officer
John P. Hatem(8)	2021	450,000	—	1,359,604	—	687,000	9,088	2,505,692
Executive Vice President	2020	107,308	111,021	—	—	—	14,736	233,065
and Chief Operating Officer
Robert M. Jackson	2021	395,000	—	1,112,392	—	603,560	13,023	2,123,975
Executive Vice President,	2020	400,269	—	1,057,391	—	450,000	21,255	1,928,915
General Counsel and Secretary	2019	352,000	—	699,547	—	581,504	22,713	1,655,764
Bruce W. Duncan(9)	2021	503,462	—	6,025,481	—	974,170	4,331,467	11,834,580
former President and	2020	408,654	612,981	13,493,003	—	21,209	37,498	14,573,345
Chief Executive Officer

(1)	In the case of Mr. Ferdman, also includes cash fees paid to him in respect of his non-employee director service prior to his appointment as Interim President & CEO, which cash fees totaled $68,750.

(2)	Reflects any amounts paid to each NEO that are considered “bonuses” pursuant to SEC guidance. These amounts represent agreed upon minimum bonus amounts for the applicable NEO for his or her year of hire and an additional amount for Mr. Hatem that was awarded to him based on his individual performance for the year of hire.

(3)	Reflects the aggregate grant date fair value of restricted stock and RSU awards granted in 2019, 2020 and, to Mr. Ferdman only, 2021 and LTIP units granted to all NEOs other than Mr. Ferdman in 2021, in each case, determined in accordance with FASB ASC Topic 718. The assumptions used in the calculation of the grant date fair values of these awards are set forth in Note 16 to the financial statements in the Original Filing. In the case of Mr. Ferdman, his value also includes the value of the restricted stock award he received as a non-employee director prior to his appointment as President & CEO on an interim basis, which grant had a value of $150,005.

The amounts shown consist of time-based and performance-based awards at target (excluding, for Mr. Ferdman, any awards granted in fiscal 2019 and 2020 in his capacity as a non-employee director):

	Grant Date Fair Value—Performance-Based Awards ($)			Grant Date Fair Value—Time-Based Restricted Stock Units ($)
	Fiscal 2021	Fiscal 2020	Fiscal 2019	Fiscal 2021	Fiscal 2020	Fiscal 2019
Mr. Ferdman	—	—	—	2,675,825	—	—
Ms. Motlagh	957,657	—	—	278,468	1,250,047	—
Mr. Hatem	1,053,328	—	—	306,276	—	—
Mr. Jackson	861,796	737,366	499,517	250,596	320,024	176,045
Mr. Duncan	4,668,174	7,030,462	—	1,357,307	6,462,541	—

Assuming performance at maximum levels, the performance-based awards valued at the closing stock price on the grant date are shown below (300% of target for awards granted in 2021 and 2020 and 200% of target for awards granted in 2019):

	Value of Performance-Based Awards Assuming Maximum Performance ($)
	Fiscal 2021	Fiscal 2020	Fiscal 2019
Mr. Ferdman	—	—	—
Ms. Motlagh	2,872,970	—	—
Mr. Hatem	3,159,923	—	—
Mr. Jackson	2,585,388	1,440,109	1,200,075
Mr. Duncan	14,004,521	10,237,586	—

(4)	No option awards were granted in 2019, 2020 or 2021.

(5)	Reflects annual incentive plan awards earned for the year indicated. For a detailed discussion regarding our annual incentive plan, see “Executive Compensation—2021 Executive Compensation Components—Annual Incentive Bonus Opportunity”. As noted above, for fiscal year 2021, a portion of these awards were paid in December 2021, subject to a clawback if such portion would not have been earned, in order to mitigate the 280G Excise Tax.

(6)	The components of the “All Other Compensation” column for 2021 include the following:

	401(k) Match ($)	Insurance ($)(a)	Perquisites ($)(b)	Severance Payments ($)(c)	Total
Mr. Ferdman	7,033	238	10,400	—	17,671
Ms. Motlagh	8,700	428	12,346	—	21,474
Mr. Hatem	8,700	388	—	—	9,088
Mr. Jackson	1,823	818	10,382	—	13,023
Mr. Duncan	6,712	279	10,608	4,313,868	4,331,467

(a)	Reflects employer-paid life and accidental death and dismemberment insurance.

(b)	Consists of (i) for Mr. Ferdman, a $10,000 payment for reimbursement of attorney’s fees, employer-paid parking benefits equal to $400, (ii) for Ms. Motlagh, a $11,386 payment for an annual physical, which includes her spouse, and employer-paid parking benefits equal to $960, (iii) for Mr. Jackson, a $9,422 payment for an annual physical, which includes his spouse, and employer-paid parking benefits equal to $960 and (iv) for Mr. Duncan, $10,048 in relocation benefits and employer-paid parking benefits equal to $560.

(c)	Reflects severance payments made to Mr. Duncan. See “Separation Agreement—Mr. Duncan” on page 30 of this Amendment.

(7)	Mr. Ferdman was appointed Interim President & CEO on July 29, 2021. Mr. Ferdman had previously served as a non-employee director, and continued to serve as a member of the Board following such appointment.

(8)	Ms. Motlagh was appointed EVP and Chief Financial Officer effective October 30, 2020. Mr. Hatem was appointed EVP and Chief Operating Officer effective October 5, 2020.

(9)	Mr. Duncan was appointed President & CEO and as a member of the Board on July 6, 2020 and continued in such positions until July 29, 2021.

Grants of Plan-Based Awards

The following table presents information concerning plan-based awards granted to each of the NEOs during 2021.

2021 Grants of Plan-Based Awards Table

				Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock/Unit Awards: Number of Shares of	Grant Date Fair Value of Stock/Unit
Name	Award Type	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock/Units (#)	Awards ($)(3)
Mr. Ferdman	AIP	7/29/2021	8/15/2021	250,000	1,000,000	2,000,000
	RES	5/18/2021	5/18/2021							2,037	150,005
	RES	8/15/2021	8/15/2021							33,459	2,525,820
Ms. Motlagh	AIP	2/15/2021	2/15/2021	125,000	500,000	1,000,000
	LTIP Units	2/18/2021	2/15/2021				5,035	10,070	30,210		957,657
	LTIP Units	2/18/2021	2/15/2021							4,316	278,468
Mr. Hatem	AIP	2/15/2021	2/15/2021	112,500	450,000	900,000
	LTIP Units	2/18/2021	2/15/2021				5,538	11,076	33,228		1,053,328
	LTIP Units	2/18/2021	2/15/2021							4,747	306,276
Mr. Jackson	AIP	2/15/2021	2/15/2021	98,750	395,000	790,000
	LTIP Units	2/18/2021	2/15/2021				4,531	9,062	27,186		861,796
	LTIP Units	2/18/2021	2/15/2021							3,884	250,596
Mr. Duncan	AIP	2/15/2021	2/15/2021	318,750	1,275,000	2,550,000
	LTIP Units	2/18/2021	2/15/2021				24,544	49,087	147,261		4,688,174
	LTIP Units	2/18/2021	2/15/2021							21,037	1,357,707

(1)	Reflects each NEO's threshold, target and maximum incentive opportunity under our annual incentive plan (“AIP”) for 2021. In connection with his separation, Mr. Duncan’s annual bonus award was prorated, which is not reflected in the table.

(2)	Reflects performance-based LTIP units granted in 2021. In connection with his separation, Mr. Duncan’s performance-based LTIP units were prorated, which is not reflected in the table.

(3)	Reflects the grant date fair value of time-based restricted shares (“RES”), time-based LTIP units and performance-based LTIP units at target (the most probable outcome as of the grant date), computed in accordance with FASB ASC 718 without regard to estimated forfeitures. The assumptions used in the calculation of the grant date fair values of the awards are set forth in Note 16 to the financial statements in the Original Filing.

Outstanding Equity Awards at Fiscal Year End

The following table presents information concerning outstanding equity awards held by the NEOs as of December 31, 2021.

Outstanding Equity Awards at 2021 Fiscal Year End

		Stock/Unit Awards
Name(1)	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Ms. Motlagh
2021 LTI—LTIP Units(4)	2/18/2021	4,316	387,232	30,210	2,710,441
Mr. Hatem
2021 LTI—RES(4)	2/18/2021	4,747	425,901	33,228	2,981,216
Mr. Jackson
2020 LTI—PSUs(3)	2/21/2019	—	—	21,708	1,947,642
2021 LTI—LTIP Units(4)	2/18/2021	3,884	348,472	27,186	2,439,128
Mr. Duncan
2020 LTI—PSUs(3)	7/6/2020	—	—	58,083	5,211,207
2021 LTI—LTIP Units(4)	2/18/2021	—	—	28,242	2,533,872

(1)	Mr. Ferdman did not hold any equity awards on December 31, 2021 as a result of the actions taken to mitigate the 280G Excise Tax, as described above under “Compensation Discussion & Analysis – 2021 Executive Compensation Components – Other Elements of Compensation – 280G Mitigation Actions”.

(2)	Based on the closing price of the Company’s common stock on December 31, 2021 of $89.72.

(3)	Reflects time-based and performance-based restricted stock unit awards, granted on February 25, 2020 (Mr. Jackson) or July 6, 2020 (Mr. Duncan), that have not vested, based on the maximum level of achievement, i.e., 300% of the target number of shares subject to the award. The performance-based restricted stock units will vest on February 28, 2023 based on the achievement of certain relative TSR goals, as set forth in the award agreement, during the 2020-2022 performance period, subject to earlier vesting in connection with the Merger, as described below. These amounts reflect the proration of Mr. Duncan’s award in connection with his separation on July 29, 2021.

(4)	Reflects time-based and performance-based LTIP unit awards, granted on February 18, 2021, that have not vested, based on the maximum level of achievement, i.e., 300% of the target number of units subject to the award. The performance-based LTIP units will vest on February 18, 2024 based on the achievement of certain relative TSR goals, as set forth in the award agreement, during the 2021-2023 performance period, subject to earlier vesting in connection with the Merger, as described below. These amounts reflect the proration of Mr. Duncan’s award in connection with his separation on July 29, 2021. The time-based restricted stock units vest ratably over three years on the anniversary date of the grant, subject generally to the executive’s continued employment on such vesting date, subject to earlier vesting in connection with the Merger, as described below.

Option Exercises and Stock Vested

The following table presents information concerning amounts realized by our NEOs upon the vesting of stock awards and the exercise of stock options in 2021. The value realized on vesting or exercise represents the number of shares that vested or options that were exercised in 2021 and the aggregate value of such shares based upon the closing price of our common stock on the applicable vesting date.

	Stock Awards		Stock Options
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mr. Ferdman	37,635	3,333,030	—	—
Ms. Motlagh	17,584	1,537,893	—	—
Mr. Hatem	—	—	—	—
Mr. Jackson	48,752	3,584,838	—	—
Mr. Duncan	91,553	6,554,497	—	—

No Pension Benefits

In the year ended December 31, 2021, our NEOs received no pension benefits and had no accumulated pension benefits.

No Nonqualified Deferred Compensation

In the year ended December 31, 2021, our NEOs received no nonqualified deferred compensation and had no nonqualified deferred compensation balances.

Potential Payments Upon Termination of Employment or Change in Control

Each of the employment agreements and severance agreements with our NEOs who are current executive officers specify the payments and benefits to which such executives are entitled upon a termination of employment for specified reasons, as described below. In addition, certain of our award agreements under our long-term incentive plan and the deal retention bonus agreements entered into in connection with the Merger provide for certain treatment of outstanding equity awards and deal retention bonuses, as applicable, upon a termination of employment for specified reasons, as described below. The section below also describes the separation agreement entered into with Mr. Duncan.

Employment Agreements

Without Cause or for Good Reason. Under the employment agreement with Mr. Ferdman, as in effect on December 31, 2021, if (1) the Company terminates his employment for any reason other than for cause or due to death or disability or (2) he resigns for good reason (each, as defined below), whether prior to, on or after a change in control, then, in addition to Mr. Ferdman’s right to receive accrued obligations, he would have been entitled to, generally subject to the execution and non-revocation of a release of claims and Mr. Ferdman providing transition services to the Company through January 29, 2022, (i) the base salary Mr. Ferdman would have earned through July 29, 2022 and (ii) the annual bonus Mr. Ferdman would have received if he had remained employed through January 29, 2022.

Under the employment agreement with Mr. Jackson and the severance agreements and equity award agreements with Ms. Motlagh and Mr. Hatem, in each case, as in effect on December 31, 2021, if (1) the Company terminates the executive’s employment for any reason other than for cause or due to death or disability or (2) the executive resigns for good reason (each, as defined below), in each case, prior to a change in control, then, in addition to the executive's right to receive accrued obligations, the executive will be entitled to, generally subject to the execution and non-revocation of a release of claims:

●	a lump sum cash severance payment equal to (1) in the case of Ms. Motlagh and Mr. Hatem, her or his then-current base salary or (2) in the case of Mr. Jackson, the sum of his (i) then-current annual base salary, and (ii) annual incentive bonus target and, in each case, with such amount increased by the interest that would have been earned on such amount over a 60-day period at an annual rate of interest of 3.5%;

●	annual bonus for the year of termination, pro-rated to reflect the number of days worked during the year of termination, and based on target performance;

●	vesting of outstanding time-vesting equity awards as follows:

o	in the case of Ms. Motlagh and Mr. Hatem, in accordance with the terms of our standard executive award agreements, immediate pro-rata vesting of any outstanding time-based equity award held by the applicable NEO;

o	in the case of Mr. Jackson, immediate vesting of any outstanding time-based equity award held by him that would otherwise have vested on or prior to the end of the one-year period beginning at the time of Mr. Jackson’s termination;

●	remain eligible for pro-rata vesting of outstanding performance-vesting equity awards, based on actual performance:

●	solely in the case of Mr. Jackson, if applicable, any unvested benefits under any qualified 401(k) plan which would have accrued for him under any qualified defined benefit pension plan if the term of his employment had not been terminated prior to the end of the first anniversary of his termination date; and

●	continued medical, dental and vision coverage under the Company’s group health plan if the executive timely elects and remains eligible for COBRA, as well as continued Company group life insurance coverage through the first anniversary of the termination date.

For purposes of the employment agreements and severance agreements, “cause” generally means an act of fraud, misappropriation, embezzlement or misconduct constituting serious criminal activity on the part of the executive or, in the case of Mr. Ferdman only, willful and material violations of material Company policies that result, or are reasonably likely to result, in material financial or reputational damage to the Company.

For purposes of the employment agreement with Mr. Ferdman, “good reason” will generally be deemed to have occurred if, without Mr. Ferdman’s consent, there is (a) a diminution in Mr. Ferdman’s title, duties, position or responsibilities or a requirement that Mr. Ferdman report to anyone other than directly to the Board, (b) a requirement that Mr. Ferdman be based in any particular location, (c) any reduction in Mr. Ferdman’s base salary or bonus opportunity or (d) any other material breach of a material provision of Mr. Ferdman’s employment agreement.

For purposes of the employment agreements and severance agreements with Ms. Motlagh and Messrs. Hatem and Jackson, “good reason” (referred to as “constructive termination” in Mr. Jackson's employment agreement) will generally be deemed to have occurred if, without the executive’s consent, (a) there is a material adverse change in the reporting responsibilities set forth in his or her employment agreement or there is otherwise a material reduction in his or her authority, reporting relationship or responsibilities, (b) there is a reduction in his or her base salary or bonus target or (c) the applicable executive’s principal place of employment is changed to a location that is more than 50 miles from the designated location set forth in his or her employment agreement.

Change in Control. If, within one year following a change in control, (a)  Ms. Motlagh or Messrs. Hatem or Jackson resigns for good reason (or, in the case of Mr. Jackson, for “constructive termination”) or (b) the Company terminates any such executive’s employment for any reason other than for cause or due to death or disability, then, in addition to the executive’s right to receive accrued obligations, the executive will be entitled to, generally subject to the execution and non-revocation of a release of claims:

●	a lump-sum cash severance payment equal to two times the sum of his or her (i) then-current annual base salary and (ii) annual incentive bonus target, with such amount increased by the interest that would have been earned on such amount over a 60-day period at an annual rate of interest of 3.5%;

●	an annual bonus for the year of termination, based on target performance and pro-rated based on the applicable executive’s termination date;

●	immediate vesting of any outstanding equity awards, with any outstanding performance-based criteria being deemed satisfied at the maximum level;

●	solely in the case of Mr. Jackson, if applicable, any unvested benefits under any qualified 401(k) plan which would have accrued for him under any qualified defined benefit pension plan if the term of his employment had not been terminated prior to the first anniversary of his termination date; and

●	continued medical, dental and vision coverage under the Company’s group health plan if the executive timely elects and remains eligible for COBRA, as well as continued Company group life insurance coverage through the first anniversary of his or her termination date.

In the event that Section 280G of the Code applies to the payments and benefits set forth above (including those for Mr. Ferdman), the executive would be subject to a 280G best-net cutback. Each executive is fully responsible for his or her own personal income taxes and the Company has no obligation to reimburse or otherwise provide a tax gross-up to the executive in connection with any change of control payment.

Disability and Death. In the event of an executive’s death or disability, the Company will pay the executive or his or her estate, as applicable, his or her accrued compensation (base salary, bonus or otherwise) as of the date of termination and, in the case of disability, will provide the executive with disability benefits and all other benefits in accordance with the provisions of the applicable Company disability plans and other applicable plans. For Ms. Motlagh and Messrs. Hatem and Jackson, time-based equity awards will vest on a pro-rata basis and performance-based equity awards will vest at the target level on a pro-rata basis, in each case, based on the number of days the executive was employed with the Company from the grant date to the date of death or disability. Mr. Ferdman would also be entitled to a pro-rata portion of the bonus he would have received if he had remained employed through January 29, 2022.

Voluntary Resignation. If an executive voluntarily resigns, other than for good reason or constructive termination, then the executive will be entitled only to accrued compensation, other than Mr. Ferdman, who would be entitled to a pro-rata portion of the bonus he would have received if he had remained employed through January 29, 2022.

Restrictive Covenants. Each of the current NEOs is subject to confidentiality and intellectual property covenants during the term of his or her employment and thereafter. In addition, each of Ms. Motlagh and Messrs. Hatem and Jackson is subject to non-competition, non-disclosure and non-solicitation covenants during the term of his or her employment and for a period of one year following the cessation of his or her employment for any reason.

Deal Retention Bonus Agreements; Impact of the Merger on Equity Awards

The deal retention bonus agreements entered into with each NEO in connection with the Merger provide that if the applicable executive’s employment is terminated due to his or her death or, following the closing of the Merger, under circumstances that would entitle the executive to severance, then the retention bonus will be payable in full within 10 days following such termination. The terms of the Merger also provide that, if the Merger had closed on December 31, 2021, all equity awards held by the NEOs would have been canceled in exchange for a cash payment per share or LTIP unit subject to the award equal to the merger consideration ($90.50), with performance criteria being deemed met at the maximum levels.

Separation Agreement (Mr. Duncan)

Mr. Duncan separated from the Company with respect to his role as President & CEO on July 29, 2021 (the “Separation Date”). In connection with Mr. Duncan’s departure, Mr. Duncan entered into a Separation Agreement providing for, in exchange for a release of claims, the compensation and benefits he was entitled to under his employment agreement with the Company in connection with a termination other than for cause, consisting of: (a) a lump sum severance payment equal to two times the sum of Mr. Duncan’s annual base salary and annual bonus target ($4,250,000); (b) a prorated bonus for 2021, based on actual performance ($974,170); (c) immediate vesting of Mr. Duncan’s sign-on equity award and a pro-rata portion, based on the Separation Date, of Mr. Duncan’s other outstanding time-based equity awards ($4,518,632, based on a price of $71.73, the closing price of our shares on the Separation Date); (d) Mr. Duncan’s performance-based awards remained outstanding and eligible to vest based on the achievement of the applicable performance criteria, pro-rated based on the Separation Date ($6,192,093, based on a per-share closing price of $71.73 and assuming maximum performance); (e) a cash payment in satisfaction of the Company’s obligation to subsidize the cost of Mr. Duncan’s continued group health and life insurance coverage for one year ($39,416); and (f) a cash payment which represented the amount of interest that would have been earned on the amount in clause (a) by Mr. Duncan during the sixty (60) day period following the Separation Date had such amount earned interest for such period at an annual rate of 3.5% ($24,452).

Estimated Payments in Connection with a Termination of Employment or Change in Control

The table below presents estimates of the amounts of compensation that would have been payable to the NEOs upon their termination of employment or upon a change in control, in each case as of December 31, 2021. The amounts in the table exclude: (i) 401(k) retirement plan contributions and distributions that are generally available to all salaried employees; (ii) payments pursuant to awards that vested on or before such date; and (iii) any amounts that may be due at the time of payment for accrued and unpaid salary, bonuses or vacation. The actual amounts payable upon such terminations may be different and will only be determined upon the actual occurrence of any such event.

Given that Mr. Duncan was not an executive officer of the Company as of December 31, 2021 and that quantitative disclosure of the amounts payable to him in connection with his separation has been provided above, the Company has not included quantitative disclosure of his payments in the table below.

Name	Termination for Cause or Resignation without Good Reason ($)	No Change in Control: Termination without Cause or Resignation For Good Reason ($)	Death or Disability ($)	Change in Control: Termination without Cause or Resignation For Good Reason ($)	Change in Control: (no termination of employment) ($)
Mr. Ferdman
Cash Severance(1)	1,287,174	1,595,535	1,287,174	1,595,535	—
Unvested Time-Based Equity Awards(2)	—	—	—	—	—
Unvested Performance-Based Equity Awards(2)	—	—	—	—	—
Deal Retention Bonus(3)	—	—	4,000,000	4,000,000	2,000,000

Ms. Motlagh
Cash Severance(4)	—	502,885	—	2,011,540	—
Medical Benefit(5)	—	20,823	—	20,823	—
Life Insurance(5)	—	5,280	—	5,280	—
Unvested Time-Based Equity Awards(2)	—	111,749	111,749	387,232	—
Unvested Performance-Based Equity Awards(2)	—	301,160	301,160	2,710,441	—
Deal Retention Bonus(3)	—	—	500,000	500,000	250,000

Mr. Hatem
Cash Severance(4)	—	452,597	—	1,810,386	—
Medical Benefit(5)	—	19,712	—	19,712	—
Life Insurance(5)	—	4,752	—	4,752	—
Unvested Time-Based LTIP Units(2)	—	122,908	122,908	425,901	—
Unvested Performance-Based Equity Awards(2)	—	331,246	331,246	2,981,216	—
Deal Retention Bonus(3)	—	—	1,000,000	1,000,000	500,000

Mr. Jackson
Cash Severance(4)	—	794,558	—	1,589,117	—
Medical Benefit(5)	—	19,622	—	19,622	—
Life Insurance(5)	—	6,067	—	6,067	—
Unvested Time-Based LTIP Units(2)	—	116,187	100,564	348,472	—
Unvested Performance-Based Equity Awards(2)	—	704,021	704,021	4,386,770	—
Deal Retention Bonus(3)	—	—	1,000,000	1,000,000	500,000

(1)	Represents, in the case of a termination without good reason or due to Mr. Ferdman’s death or disability, a pro rata bonus, based on actual performance, and in the case of a termination without cause or for good reason, the base salary that would have been payable to Mr. Ferdman if he remained employed through January 29, 2022 and his bonus, based on actual performance.

(2)	Based on the closing price of the Company's common stock on December 31, 2021 of $89.72. In the case of a termination without cause or for good reason following a change of control, all awards vest in full, with performance-based awards vesting at the maximum performance level (300% of target). In the case of a termination without cause or for good reason absent a change in control or due to death or disability, all awards held by Ms. Motlagh and Mr. Hatem and performance-based awards held by Mr. Jackson vest on a pro-rata basis, with performance awards vesting based on actual performance or, in the case of death or disability, target performance, while, with respect to his time-based awards, Mr. Jackson will receive an additional year of vesting credit. All outstanding equity awards will vest upon the closing of the Merger, with performance-based awards vesting at the maximum performance level.

(3)	Represents the portion of the NEO’s deal retention bonus that he or she would receive upon the specified event. Although 50% of the deal retention bonuses will be payable upon the closing of the Merger (with the remaining 50% payable 90 days after such closing), they would not be payable upon the occurrence of any other change in control event.

(4)	Represents an amount equal to, in the case of Ms. Motlagh and Mr. Hatem, his or her base salary or, in the case of Mr. Jackson one times the sum of (i) base salary and (ii) target bonus, in each case as specified in the employment agreement of such NEO with such amount increased by the interest that would have been earned on such amount over a 60-day period at an annual rate of interest of 3.5%. If the termination occurs in connection with a change in control, amounts represent two times the sum of (i) base salary and (ii) target bonus with such amounts increased by the interest that would have been earned on such amounts over a 60-day period at an annual rate of interest of 3.5%. All cash payments are payable in a lump sum within 60 days following the termination, subject to the executive's execution of an irrevocable release.

(5)	Represents the cost for continuation of benefits as specified in the applicable agreement for each of our NEOs. The amounts shown for this item are calculated based upon the Company's current actual costs of providing benefits and are not discounted for the time value of money.

CEO Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our median employee and the annualized compensation of Mr. David H. Ferdman, our Interim President & CEO on the date on which we determined the median employee. This relationship is referred to as the “CEO pay ratio.” The CEO pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

To identify the median employee, the annual total compensation of the median employee and to determine the CEO pay ratio, we took the following steps:

•	We selected December 31, 2021, the last day of our 2021 payroll year, as the date upon which we would identify the median employee because it enabled us to make such identification in a reasonably efficient and economical manner.

•	To identify the median employee from our 2021 employee population, we compared the amount of salary and wages of our employees as reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 (for 2021) or European equivalent annual reporting. In making this determination, we annualized the compensation of employees who were hired in 2021 but did not work for us the entire fiscal year. For all European employees, we converted their earnings to USD using the Euro conversion to USD rate based on the closing price on 12/31/2021. Other than the foregoing, we did not make any assumptions, adjustments or estimates with respect to our employees’ salary and wages as reflected in our payroll records, and used this consistently applied compensation measure to identify our median employee.

•	Once we identified the median employee, we combined all the elements of the median employee’s compensation for 2021 in accordance with the requirements of Item 402(c)(2)(x) of regulation S-K, resulting in annual total compensation of $27,688.

•	With respect to the annual total compensation of Mr. Ferdman, we used the amount reported in the “Total” column of our 2021 Summary Compensation Table included in this Amendment.

For 2021, our last completed fiscal year:

•	the annual total compensation of the median employee was $27,688; and

•	the annual total compensation of our Interim President & CEO, as reported in the 2021 Summary Compensation Table, was $4,708,804.

Based on this information, for 2021 the ratio of the annual total compensation of our Interim President & CEO to the annual total compensation of our median employee was 170 to 1.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has been an officer or employee of the Company. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board of Directors or the Compensation Committee.

Board Compensation for 2021

We use a combination of cash and equity compensation to attract and retain qualified candidates to serve on the Board. The Compensation Committee periodically reviews non-employee director compensation with the advice of its independent compensation consultant and makes recommendations to the Board for any changes it considers appropriate. In 2021, consistent with changes made to our executive compensation program, we provided non-employee directors with the option to elect to receive their annual equity retainer either in the form of a restricted stock award or in the form of LTIP units, which are profits interests with respect to our operating partnership. In either case, the award is generally subject to a one-year vesting requirement. In addition, in 2021 we split the duties of Chairperson of the Board and Lead Independent Director between Ms. Wentworth and Mr. Shumate, and in connection with such change, reduced the retainer for the Chairperson of the Board from $150,000 to $120,000 and established a separate Lead Independent Director retainer of $30,000. There were no other changes to our director compensation program for 2021.

Non-Employee Director Compensation Program

Compensation Component	Amount
ANNUAL BOARD RETAINER:
Cash	$85,000
Equity (restricted stock or LTIP units with 1-year vesting requirement)	$150,000
CHAIRPERSON RETAINERS:
Chairperson of the Board	$120,000
Lead Independent Director	$30,000
Audit Committee Chair	$30,000
Compensation Committee Chair	$25,000
Nominating and Corporate Governance Committee & Transaction Committee Chairs	$20,000
COMMITTEE MEMBER RETAINERS:
Audit Committee Member	$12,500
Compensation Committee Member	$12,500
Nominating and Corporate Governance Committee & Transaction Committee Members	$10,000
PER-MEETING FEES	—
BOARD COMPOSITION:
Number of Board Members	8
Number of Independent Members	7
Independent Chairperson of the Board	Yes
BOARD STOCK OWNERSHIP POLICIES:

Director Stock Ownership Guidelines	5x Annual Cash Retainer
Pledging and Hedging	Prohibited

Our non-employee directors have five years from the time they are elected to meet the minimum stock ownership requirements. As of December 31, 2021, each of our non-employee directors other than Ms. Olsen has met the minimum requirements for stock ownership. Ms. Olsen was first elected as a non-employee director on May 18, 2021, and therefore has until May 18, 2026 to satisfy the ownership requirements. Directors are also covered by our written policy that prohibits hedging and pledging of Company securities, as described under “Other Compensation-Related Policies” of this Amendment.

The following table summarizes the compensation that we paid to our non-employee directors in 2021. Individuals serving as President & CEO do not receive compensation for service as a director, and compensation for service as our President & CEO is disclosed in the Summary Compensation Table.

2021 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Lynn Wentworth	171,250	150,005	321,255
Alex Shumate	191,250	150,005	341,255
John W. Gamble, Jr.	106,250	150,005	256,255
T. Tod Nielsen	55,000	270,038	325,038
Denise Olsen	55,000	150,005	205,005
William E. Sullivan	117,500	150,005	267,505
Michael A. Klayko(2)	63,750	—	63,750

(1)	Reflects the aggregate grant date fair value of the restricted stock award or LTIP unit awards, as applicable, granted in 2021, determined in accordance with Financial Accounting Standards Board ASC Topic 718 Stock Compensation (FASB ASC 718). The assumptions used in the calculation of the grant date fair value are set forth in Note 16 to the financial statements in the Original Filing. Mr. Nielsen and Ms. Olsen elected to receive LTIP units, while all other directors elected to receive restricted stock awards.

(2)	Mr. Klayko retired from the Board at the 2021 Annual Meeting of Shareholders.

As of December 31, 2021, each of our non-employee directors, other than Mr. Nielsen and Ms. Olsen, held 2,037 shares of unvested restricted stock, Mr. Nielsen held 3,667 unvested LTIP units and Ms. Olsen held 2,037 unvested LTIP units. Our non-employee directors did not hold any other equity awards as of December 31, 2021.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 regarding securities of the Company to be issued and remaining available for issuance under the equity compensation plans of the Company:

Plan Category	Number of securities to be issued upon exercise of stock options, awards, warrants and rights(a)(1)	Weighted-average exercise price of outstanding stock options, awards, warrants and rights($)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	399,644	23.58	4,181,720
Equity compensation plans not approved by security holders	—	—	—
Total	399,644	23.58	4,181,720

(1)	Represents outstanding stock options granted in 2013, 2015 and 2016 but not yet exercised, and unvested performance awards assuming the maximum awards that can be earned if the performance conditions are achieved.

(2)	Represents weighted average exercise price of outstanding stock options.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of common stock as of February 22, 2022 by (i) each person or group who is known by the Company to be a beneficial owner of 5% or more of our common stock, (ii) each director of the Company, (iii) each of the Company’s named executive officers and (iv) all directors and executive officers of the Company as a group.

Beneficial ownership of common stock is determined under rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, the Company believes based on the information provided to the Company that each person and entity named in the table has sole voting and investment power with respect to all of the shares of common stock shown as beneficially owned by such person or entity. Applicable percentage of beneficial ownership is based on 129,607,875 shares of common stock outstanding on February 22, 2022. Shares of common stock subject to company equity awards currently exercisable or that will be settled or exercisable within 60 days after February 22, 2022 are deemed to be outstanding and beneficially owned by the person holding the company equity awards for the purpose of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person.

Unless otherwise indicated, the address of each named person is c/o CyrusOne Inc., 2850 N Harwood Street, Suite 2200, Dallas, Texas 75201.

Beneficial Ownership of Holders of 5% or More of Common Stock, Directors and Executive Officers:

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock
Holders of 5% or more of Common Stock:
The Vanguard Group(1)	18,167,924	14.0%
BlackRock, Inc.(2)	14,804,135	11.4%
Directors and Named Executive Officers:
David Ferdman (3)	142,910	*
Katherine Motlagh(4)	13,110	*
John Hatem(5)	1,582	*
Robert Jackson(6)	48,638	*
Bruce W. Duncan(7)	10,116	*
John W. Gamble, Jr.(8)	26,353	*
T. Tod Nielsen(9)	18,381	*
Denise Olsen(10)	-	*
Alex Shumate(11)	34,475	*
William E. Sullivan(12)	31,877	*
Lynn A. Wentworth(13)	22,037	*
All directors and executive officers as a group (10 persons, but not including any former executive officers)	339,211	*

* indicates ownership of less than 1% of issued and outstanding shares.

(1)	As disclosed on Schedule 13G/A filed on February 9, 2022, the holdings of The Vanguard Group (“Vanguard”) consist of an aggregate of 18,167,924 shares, of which Vanguard has: (i) sole dispositive power over 17,872,548 shares, (ii) sole voting power over 0 shares, (iii) shared voting power over 184,511 shares and (iv) shared dispositive power over 295,376 shares. Vanguard’s address is 100 Vanguard Blvd., Malvern, PA 19355.

(2)	As disclosed on Schedule 13G/A filed on February 8, 2022, the holdings of BlackRock, Inc. (“BlackRock”) consist of an aggregate of 14,804,135 shares, of which BlackRock has sole dispositive power over 14,804,135 shares and sole voting power over 13,711,218 shares. BlackRock’s address is 55 East 52nd Street, New York, NY 10055.

(3)	Includes 44,773 shares of time-based restricted common stock, all of which remains subject to vesting.

(4)	Includes 1,439 shares of common stock underlying vested LTIP units.

(5)	Represents shares of common stock underlying vested LTIP units.

(6)	Includes 1,295 shares of common stock underlying vested LTIP units.

(7)	Effective July 28, 2021, Mr. Duncan stepped down as President and Chief Executive Officer. Represents shares of common stock underlying vested LTIP units.

(8)	Includes 2,037 shares of time-based restricted common stock, all of which remains subject to vesting.

(9)	Mr. Nielsen also holds 3,667 shares of common stock underlying LTIP units not shown in the table above, all of which remains subject to vesting.

(10)	Ms. Olsen holds 2,037 shares of common stock underlying LTIP units not shown in the table above, all of which remains subject to vesting.

(11)	Includes 2,037 shares of time-based restricted common stock, all of which remains subject to vesting.

(12)	Includes 2,037 shares of time-based restricted common stock, all of which remains subject to vesting.

(13)	Includes 2,037 shares of time-based restricted common stock, all of which remains subject to vesting.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Indemnification of Officers and Directors

We have entered into indemnification agreements with each of our directors and executive officers that provide for indemnification to the maximum extent permitted by Maryland law.

To the extent permitted by applicable law, under the partnership agreement of our Operating Partnership, our Operating Partnership is required to indemnify us, our directors, officers and employees, the general partner and its trustees, officers and employees, employees of the Operating Partnership and any other persons whom the general partner may designate from and against any and all claims arising from or that relate to the operations of the Operating Partnership in which any indemnitee may be involved, or is threatened to be involved, as a party or otherwise unless:

•	it is established by a final judgement of a court of competent jurisdiction that the act or omission of the indemnitee that is material to the matter giving rise to the claim constituted fraud, intentional harm or gross negligence on the part of the indemnitee;

•	the claim is brought by the indemnitee (other than to enforce the indemnitee’s rights to indemnification or advance of expenses); or

•	the indemnitee is found to be liable to the Operating Partnership, and then only with respect to each such claim.

Review and Approval of Transactions with Related Persons

The Board of Directors has adopted a written policy for the review and approval of related person transactions. The policy provides that the Audit Committee is responsible for reviewing and approving or disapproving all interested transactions, meaning any transaction, arrangement or relationship in which (i) the amount involved may be expected to exceed $120,000 in any fiscal year, (ii) the Company will be a participant and (iii) a Related Party has a direct or indirect material interest (any such transaction being a “Related Party Transaction”). A “Related Party” means (i) any person who is, or at any time since the beginning of the Company’s last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company; (ii) any person who is known to be the beneficial owner of more than 5% of any class of the Company’s voting securities; (iii) any immediate family member of any of the foregoing persons; and (iv) any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest. An “immediate family member” of a Related Party means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the Related Party, and any person (other than a tenant or employee) sharing the household of such Related Party. Generally, a potential transaction that may be a Related Party Transaction is brought first to the General Counsel for review. If the General Counsel determines that a potential transaction involves a Related Party Transaction requiring approval under the policy or disclosure under Item 404(a) of Regulation S-K, the transaction will be brought to the Audit Committee, which will review the transaction under several criteria, including but not limited to the Related Party’s interest in the transaction, the benefits to the Company, the availability of commercial alternatives, and whether it is in the best interests of the Company to enter into the transaction. Subject to limited exceptions, the Audit Committee or the Chair of the Audit Committee must approve all Related Party Transactions. Since January 1, 2021, there were no Related Party Transactions requiring review under the policy that were not so reviewed.

Michael A. Klayko served as a Director of the Company in 2021 from January 1 to May 18, 2021. A son-in-law of Mr. Klayko is employed by the Company as an Account Director in the Company’s sales organization. The son-in-law is not an officer of the Company and his employment was reviewed and approved by the Audit Committee of the Board pursuant to the Company’s Policy on Related Party Transactions. The son-in-law’s compensation is primarily commission-based and for 2021 was approximately $362,000.

Director Independence

In accordance with the corporate governance listing standards of Nasdaq and our corporate governance guidelines, the Board, upon the recommendation of the Nominating and Corporate Governance Committee, affirmatively evaluates and determines the independence of each director. Based on an analysis of information supplied by the directors, and other information including the matters set forth in this Item 13 above, the Board evaluates whether any director has any relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Based on these standards, the Board affirmatively determined that each of the following directors is independent: Alex Shumate, John W. Gamble, Jr., T. Tod Nielsen, Denise Olsen, William E. Sullivan and Lynn A. Wentworth. As disclosed in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, the Board had previously determined that Michael A. Klayko, who served on the Board until May 18, 2021, was independent. In making that prior determination, the Board considered at the time, with respect to Mr. Klayko’s independence, the Company’s employment of Mr. Klayko’s son-in-law as an account director in the Company’s sales organization and determined that such employment did not interfere with the exercise of independent judgment by Mr. Klayko in carrying out his responsibilities as a director of the Company. Mr. Klayko’s son-in-law is not an officer of the Company and his employment was reviewed and approved by the Audit Committee of the Board pursuant to the Company’s Policy on Related Party Transactions. For 2021, Mr. Klayko’s son-in-law’s compensation was approximately $362,000.

Mr. Ferdman is not independent because he is our Interim President & CEO. Mr. Duncan, who served as a Director of the Company in 2021 from January 1 to July 29, 2021, was not independent because he was our President & CEO.

ITEM 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed by Deloitte for professional services rendered for the years ended December 31, 2021 and December 31, 2020:

	Year Ended December 31, 2021 ($)	Year Ended December 31, 2020 ($)
Audit Fees	2,077,872	1,833,515
Audit Related Fees	82,700	142,000
Tax Fees	—	—
All Other Fees	—	—
Total	2,160,572	1,975,515

Audit Fees

“Audit Fees” consist of fees and related expenses billed for professional services rendered for the audit of the financial statements and services that are normally provided by Deloitte in connection with statutory and regulatory filings or engagements. For example, audit fees include fees for professional services rendered in connection with quarterly and annual reports, and the issuance of consents by Deloitte to be named in our registration statements and to the use of their audit report in the registration statements.

Audit-Related Fees

“Audit-Related Fees” consist of fees and related expenses for products and services other than services described under “Audit Fees”, “Tax Fees” and “All Other Fees”. These services included, among others, due diligence related to completed and potential acquisitions, accounting consultations that were not required by statute or regulation and consultations concerning financial accounting and reporting.

Tax Fees

“Tax Fees” consist of fees and related expenses billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and tax planning and structuring.

Pre-Approval Policy

All audit, tax and other services provided to us by Deloitte were reviewed and pre-approved by the Audit Committee or a member of the Audit Committee designated by the full committee to pre-approve such services.

Generally, the scope of the work to be performed by Deloitte, and the proposed fees associated with the work, are reviewed by management. The proposed work and associated fees are then presented to the Audit Committee for review, and if deemed appropriate, approved. The Audit Committee in its discretion meets with both Deloitte and with management together and, if needed, separately, prior to giving its approval. For approval of minor adjustments to the scope of work or fees, the Audit Committee in its discretion may delegate approval to its chair. The Audit Committee or designated member concluded that the provision of such services by Deloitte was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

PART IV

ITEM 15. Exhibits.

Exhibit Index

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

*	Submitted electronically with this report.
+	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 23rd day of March, 2022, and this report has been signed below on such date by the following person on behalf of the registrant and in the capacity indicated.

CYRUSONE INC.

By:	/s/ Mark E. Skomal
Mark E. Skomal
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Appendix A — Non-GAAP Financial Measures and Definitions

Normalized FFO per Diluted Common Share

We use normalized funds from operations (“Normalized FFO”) per diluted common share, which is a non-GAAP financial measure commonly used in the REIT industry, as a performance measure under our annual incentive program.

We first calculate funds from operations (“FFO”) as Net income computed in accordance with GAAP before Real estate depreciation and amortization and Impairment losses and gain on asset disposals, net. While it is consistent with the definition of FFO promulgated by the National Association of Real Estate Investment Trusts ("NAREIT"), our computation of FFO may differ from the methodology for calculating FFO used by other REITs. Accordingly, our FFO may not be comparable to others.

We calculate Normalized FFO as FFO adjusted for Loss on early extinguishment of debt; Gain on marketable equity investment; Foreign currency and derivative gains, net; Amortization of tradenames; Transaction, acquisition, integration and other related expenses; Cash severance and management transition costs; Severance-related stock compensation costs; and Legal claim gain. We believe our Normalized FFO calculation provides a comparable measure between different periods. Other REITs may not calculate Normalized FFO in the same manner. Accordingly, our Normalized FFO may not be comparable to others.

($ Millions, other than per share numbers)	Twelve Months Ended December 31, 2021
Reconciliation of GAAP net income to FFO and Normalized FFO:
Net income	$25.3
Real estate depreciation and amortization	491.0
Impairment losses and gain on asset disposals, net	(2.0)
Funds from Operations (“FFO”)—NAREIT defined	$514.3
Loss on early extinguishment of debt	—
Gain on marketable equity investment	(2.4)
Foreign currency and derivative gains, net	(43.6)
Amortization of tradenames	0.9
Transaction, acquisition, integration and other related expenses	21.3
Cash severance and management transition costs	4.3
Severance-related stock compensation costs	4.5
Legal claim gain	(4.9)
Normalized Funds from Operations (“Normalized FFO”)	$494.4
Normalized FFO per diluted common shares(1)	$3.99

(1)	Determined based on weighted-average diluted common shares outstanding of 123.9 million.

A-1